Form 10-K405
period 1995-06-30
ALL-COMM MEDIA CORP
filed 1995-10-13
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended June 30, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from __________________ to __________________

                         Commission file number 0-16730

                           ALL-COMM MEDIA CORPORATION
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                     88-0085608
--------------------------------------    --------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.]
of incorporation or organization)

400 Corporate Pointe, Suite 780
Los Angeles, California                                    90230
--------------------------------------           -------------------------
(Address of principal executive offices]                 (Zip Code)

Registrant's telephone number, including area code:             (310) 342-2800
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                                --------------
Securities registered pursuant to Section 12(g) of the Act:           None
                                                                --------------

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   x    No
                                   -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of October 10, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,992,000.

As of October 10, 1995 there were 3,016,293 shares of the Registrant's common stock outstanding.

                                     PART I

ITEM 1 - BUSINESS

General

         The business of All-Comm Media Corporation (the "Company" or "All-Comm Media"), previously known as Sports-Tech, Inc., ("Sports-Tech") arises out of the recent merger between Alliance Media Corporation ("Alliance") and a wholly owned subsidiary of the Company, and the concurrent acquisition of Stephen Dunn & Associates, Inc. (SD&A), a leading telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other institutional tax-exempt organizations. The change in the Company's name was approved at a special shareholders meeting held on August 22, 1995. It was made to reflect the new corporate vision and direction and the change in management and board of directors. On April 25, 1995 the former management and directors of Sports-Tech resigned in favor of a merger with Alliance Media Corporation and its plan to build a specialized direct marketing, information and media services company with a focus on providing integrated marketing services through a single source organization. The Company's shares are traded on the NASDAQ Small Cap Market under the symbol "ALCM". The Company's principal executive offices are located at 400 Corporate Pointe, Suite 780, Culver City, CA 90230. Its telephone number is (310) 342-2800.

The Company's Strategy

         The Company's strategy is to become a fully integrated direct marketing and media services company. Direct marketing has become an increasingly important advertising medium and an integral component of marketing programs that combine multiple forms of communication, such as direct mail, telemarketing, print, television, radio, electronic media, information kiosks, CD-ROM and Internet World-Wide Web sites. Initially, the Company intends to expand through the acquisition of companies in the direct marketing and media services industry which can provide core capabilities for the direct marketing process. The Company believes that technological innovation will continue to increase the effectiveness of direct marketing. As such, potential acquisitions may include providers of information-based products and direct marketing services companies that would enable the Company to deliver effective marketing programs through electronic, telephonic and print mediums. A key element of the Company's growth strategy is to target companies with a demonstrated record of earnings and/or market penetration in these areas. Also of particular interest are businesses which potentially increase market entry, access new channels of distribution and are capable of providing additional direct marketing and information management services that may be used to create customer lists with specific, identifiable attributes and to facilitate the production and execution of specialized marketing programs that statistically track and analyze market responses.

Stephen Dunn & Associates, Inc. ("SD&A")

         SD&A, which was acquired on April 25, 1995, was formed in 1983 and had revenues of more than $15 million for the twelve month period ended June 30, 1995. Clients of SD&A include many of the larger symphony, theatre and musical arts companies, public broadcasting stations, universities and endowments, such as New York Philharmonic Orchestra, American Conservatory Theater, Carnegie Hall, Modern Museum of Art, New York University, Duke University, National Audubon Society and Simon Weisenthal Center. SD&A has its headquarters in Los Angeles, California and operates a telemarketing calling center in Berkeley, California.

History and Prior Activities

         The Company was originally incorporated in Nevada in 1919 under the name of Bristol Silver Mines Company and was engaged in the mining business until 1971. The Company conducted minimal activity between 1971 and 1979, when it sold substantially all of its assets. From 1979 until 1981, the Company did not conduct any business. In 1981, it became a holding company named Bristol Gaming Corporation (subsequently changed to Bristol Holdings, Inc.) which the prior management utilized for making investments in the securities of companies in the gaming industry. In conjunction with this activity, the Company acquired undeveloped land in Nevada which was intended, and subsequently became zoned, for the development of a gaming casino. Prior to, and as a condition of the merger with Alliance, the Company was required to divest its securities investments in the gaming industry, which have since been liquidated. The Company still owns the undeveloped parcel of land in Laughlin, Nevada through its wholly-owned subsidiary, Bullhead Casino Corporation (to be renamed Laughlin Holdings, Inc.) and has been formally listed for sale. (See Bullhead Casino Corporation ("Bullhead") herein for a description of this investment and the terms of its listing for sale.)

         During 1991, under the prior management, the Company acquired a 100% interest in Sports-Tech International, Inc. ("STI") and changed its name to Sports-Tech, Inc. In June 1993, the Company acquired the business of High School Gridiron Report ("HSGR"). (See STI and HSGR for descriptions of business and disposition). In November, 1994, after a failed business strategy, the prior management of the Company discontinued these operations through the sale of STI and the cessation of the HSGR operation. STI and HSGR supplied information technology and services as well as academic, athletic and video data to high school, professional and college coaches and student athletes.

Recent Developments

Merger with Alliance Media Corporation:

         On April 25, 1995, STI Merger Corporation ("Merger Sub"), a wholly owned subsidiary of Sports-Tech, Inc., was merged (the "Merger") with and into Alliance Media Corporation. The Merger was effected pursuant to the terms of an Acquisition Agreement, dated as of February 7, 1995, as amended. Pursuant to the terms of the Acquisition Agreement, upon consummation of the Merger, the then current members of the Board of Directors of the Company resigned and a new Board was appointed, consisting of persons designated by Alliance. (See Executive Officers and Directors of the Registrant and Significant Employees.) As a result of the Merger, Alliance became a wholly owned subsidiary of the Company and the former shareholders of Alliance received 1,025,000 shares of the Company's common stock valued at $2,745,000 constituting approximately 39.6% of the Company's common stock (on a fully diluted basis, taking into account shares issuable upon exercise of warrants delivered in payment of various fees incurred in connection with the Merger). These shares have registration rights commencing December 1, 1995.

         The assets of Alliance acquired by the Company consisted primarily of:
(i) all of the issued and outstanding stock of Stephen Dunn & Associates, Inc., which Alliance had acquired effective April 25, 1995 pursuant to a Stock Purchase Agreement, dated as of

January 31, 1995, between Alliance and Mr. Stephen Dunn (the "Dunn Agreement");
(ii) a five-year covenant not to compete with the former owner of SD&A; and
(iii) the cash proceeds (net of certain payments, including the payment of $1.5 million required pursuant to the terms of the Dunn Agreement) of a private placement of equity securities by Alliance, which securities, upon consummation of the Merger, were converted into shares of the Company's common stock. Pursuant to the terms of the Dunn Agreement, the purchase price for SD&A was $1.5 million in cash plus $4.5 million in long term obligations, yielding prime rate (9.0% at June 30, 1995) to be paid over a four-year period. Additional contingent payments of up to $850,000 per year over the period ending June 30, 1998, may be required based on the achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company. The seller can demand registration of shares received commencing in September, 1997. Alliance and SD&A entered into an operating covenants agreement, dated April 25, 1995, relating to the operation of SD&A whereby, for a limited period of time, Alliance has pledged the shares of SD&A to collateralize its obligations under that agreement to insure for continuing working capital of SD&A.

         The assets of SD&A, upon its acquisition by Alliance (and simultaneously obtained by the Company upon consummation of the merger), consisted primarily of cash and cash equivalents, accounts receivable and furniture, fixtures and equipment.

         These acquisitions were accounted for using the purchase method. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment resulted in approximately $6.3 million of costs in excess of net assets required, after recording a covenant not to compete of approximately $1.0 million. Such excess, which may increase for any further contingent payments, is being amortized over the expected period of benefit of 40 years. The operating results of these acquisitions are included in the consolidated results of operations from the date of acquisition, April 25, 1995.

Pending Acquisition of Forms Direct, Incorporated:

         On September 28, 1995, the Company signed a non-binding letter of intent to acquire Forms Direct, Incorporated ("FDI"). FDI is a private company based in Frederick, Maryland, with annualized sales in excess of $20 million. FDI provides direct mail services in the fields of sophisticated target marketing and complex personalization. Terms of the acquisition call for cash, notes and stock, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement and completion of financing arrangements. Accordingly, no assurance can be given that the acquisition will be consummated. The acquisition is scheduled to close by December 31, 1995. FDI is a full-service direct mail marketing company which provides services for a variety of well known industrial and financial companies and public sector tax-exempt organizations. Since the early 1980's FDI has provided its customers with total full-service print to mail outsource facilities management capability and continues to produce direct mail marketing campaigns for Fortune 2000 companies and their advertising agencies, along with affinity organizations and advocacy groups throughout the U.S. Located in Frederick, Maryland, the production facility occupies approximately 80,000 square feet of light industrial space.

Stock Split and Change in Authorized Common Shares:

         Effective August 22, 1995, the Company's Board of Directors approved a one-for-four reverse stock split of the Company's authorized and issued common stock. Fractional shares were rounded up to whole shares. After the reverse stock split, approximately 3,016,000 shares are outstanding. The Board also approved the reduction in the number of authorized shares of common stock to 6,250,000, with a par value of $.01 per share, for the 25,000,000 common shares previously authorized. All share and per share data in this Report on Form 10-K reflect the effect of the reverse stock split.

Private Placement of Common Stock:

         On May 31, 1995, the Company completed a private placement of 413,759 restricted shares of its common stock at $2.68 per share, for a total of $1,108,875 ($1,018,675 net after offering costs) in order to replenish cash resources which were reduced prior to the merger with Alliance, as a result of losses and dispositions of assets prior to the merger. (See Discontinued Operations and Events Prior to the Merger with Alliance Media Corporation.) These shares have registration rights commencing December 1, 1995.

Discontinued Operations and Events Prior to the Merger with Alliance Media Corporation

Sports-Tech International, Inc. and High School Gridiron Report:

         On December 7, 1994, the Company entered into a definitive agreement for the sale of Sports-Tech International, Inc. ("STI") to Dainichi Electronics, Inc. ("Dainichi"). The proposed purchase price for STI's operations was $1,100,000, of which $300,000 was paid as of the agreement date. Payments of $100,000 per month were due on the 7th of each month from January, 1995, through August, 1995, at which time the sale was to close. The agreement also called for Dainichi to provide all working capital required by STI prior to the closing in August.

         By mutual agreement, the Company and Dainichi agreed to accelerate the closing date for the sale of STI to March 9, 1995. Proceeds from the sale were reduced to $800,000, a reduction of $300,000 on the original sales price, out of which $80,000 was paid by the Company as a commission to the former president of STI. The former president of STI also received $38,750 in common stock, and warrants to purchase 2,500 shares of the Company's common shares at $8.00 per share. The Company realized a gain on the sale of $322,000. STI was acquired in 1992 from Florida Gaming for $1,400,000 in cash and 660,000 shares of Sports-Tech, valued at $936,600. Acquisition costs totaled $342,000.

         Concurrent with the sale of STI, the Company ceased the High School Gridiron Report ("HSGR") operations. HSGR was acquired on June 11, 1993, in exchange for 15,000 common shares of the Company, valued at $255,000, forgiveness of a note receivable of $161,000 and assumption of liabilities totaling $29,000.

         The sale of STI and the closing of HSGR operations by the prior management have been accounted for as discontinued operations and, accordingly, the consolidated financial statements contained in this Report on Form 10-K have been reclassified to report separately this segment's net assets, operating results, gain on disposition and cash flows.

Florida Gaming Corporation Warrant Exercise:

         In July 1991, in connection with the acquisition of 57.7% of the outstanding common stock of STI from Florida Gaming Corporation ("Florida Gaming"), the Company also acquired, for $40,000, a warrant (the "FGC Warrant") to acquire a number of shares, which at the time, represented 33% of the outstanding common stock of Florida Gaming, for an aggregate exercise price of $1,000,000.

         On July 27, 1994, under the prior management of the Company, the Company and the Department of Business and Professional Regulation, Division of Pari-Mutuel Wagering of the State of Florida (the "Division") entered into a consent order (the "Consent Order") which permitted the Company to acquire shares in Florida Gaming through the exercise of its warrants. Florida Gaming owns and operates a jai-alai fronton and Pari-Mutuel wagering facility located in Fort Pierce, Florida. Pari-Mutuel wagering must be conducted in compliance with the applicable Florida Statutes and regulations of the Division. Pursuant to such applicable Florida statutes, a holder of 5% or more of the common stock must be approved by the Division.

         On July 28, 1994, the Company exercised the FGC Warrant, in full, and received 651,752 shares of Florida Gaming common stock. The exercise price of the FGC Warrant was financed with a $1,000,000 loan, and the shares of Florida Gaming common stock were pledged to collateralize the repayment of the loan. The parties to the loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan with interest at 7.75%, totaling $9,000 and a $300,000 commitment fee from the proceeds of the subsequent stock sale.

         In fiscal 1995, the Company sold all the common shares of Florida Gaming stock it had acquired and recognized a gain of $1,580,000.

Direct Marketing Industry Overview

         Advances in communications technology and a growing availability of complex consumer data are causing marketers to use the new information technologies and media capabilities to more efficiently target their customers. As a result, direct marketing has become an important advertising and selling medium and is now incorporated as an integral component of many companies' overall marketing programs. The use of direct marketing by businesses to target and communicate with potential customers has steadily been increasing due, in part, to the relative cost efficiency of direct marketing, as compared to other advertising methods, as well as the rapid development of affordable computer technology. Over the next decade, the impact of radio, television, database and on-line or electronic marketing will have a significant effect on marketing methodologies. Major corporations are beginning to invest in distribution channels that provide direct access to their customers, providing the most cost effective and efficient means for targeting specific audiences and developing long term customer relationships. The shift from broadcasting and mass marketing to personalized pointcasting and targeted marketing enables advertising and marketing programs to be evaluated and adjusted through measurable results. Prior to and during much of the 1970's, the costs associated with selling products and services, either through mass marketing or through personal sales calls, were relatively low, while the costs of database development were prohibitive for all but the largest businesses. In the 1980's the costs of developing and implementing computer technologies to analyze and target potential customers declined while the costs of traditional marketing increased significantly. In addition, concerns have been raised about the efficacy of traditional forms of marketing. Direct marketing remains one of the few advertising media allowing an accurate measure of results through a review of response rates thereby increasing the effectiveness of the selling effort.

         Companies use direct marketing for a variety of purposes, including: prospecting for new customers, enhancing existing customer relationships and evaluating the potential for new products and services. Direct marketing allows companies to interact with customers and accurately measure the response to the message. This ability to measure responses allows direct marketing campaigns to be continually refined to further enhance their effectiveness. Such programs enhance a company's ability to generate revenues, directly and indirectly, from specific audiences across a wider market and through more personalized access to consumers.

         The Company believes that technological innovation will continue to increase the effectiveness of direct marketing. As a result, direct marketing has become an increasingly important driver for integrated marketing programs that combine multiple forms of communications such as direct mail, telemarketing, print, television, radio, video, CD-ROM, educational symposia and other interactive and multimedia formats.

Industry Consolidation

         Most advertising, marketing and public relations firms, along with internal corporate marketing departments rely on outside vendors to execute their requirements for implementing marketing programs. These vendors provide specialized services, such as market data analysis, creation of private databases, development and management of information systems supporting marketing programs, direct mail production and tracking, fulfillment of products, telemarketing support and the creation and distribution of video or digital image processing and conversation. Agencies or corporate marketing departments often lack this type of technical expertise and control over each step of the process. Consequently, there are many different service providers involved in a marketing campaign.

         The direct marketing and media services industry is highly fragmented. The majority of the participants are small regional firms, offering limited or single services that support the direct marketing process. As postal, production and operating costs (including technological enhancements) have increased, and major corporations continue to increase their use of direct marketing, merger and acquisition activity has accelerated, providing economies of scale that result from larger, stronger firms which possess a greater ability to execute increasingly complex marketing programs.

Line of Business

         Stephen Dunn & Associates, Inc. provides a variety of telemarketing and telefundraising services to clients in the tax-exempt sector. Since its inception in 1983, SD&A has worked with over 150 tax-exempt organizations, located in over thirty states, and has developed expertise in working with a broad range of tax-exempt organizations, including those which support the arts, such as theaters, operas, symphonies and ballets, as well as museums, colleges and universities, public television stations and advocacy groups. Campaigns are conducted either "on-site" at, or near, the client's premises or "off-site" at SD&A's full service calling center, located in Berkeley, California (the "Berkeley Calling Center" or "BCC").

         SD&A's revenues are derived primarily from fees and commissions from telemarketing campaigns and telefundraising efforts.

         Telemarketing Campaigns. Telemarketing campaigns are highly focused marketing efforts designed to sell ticket series or subscriptions to patrons for multiple performances or a portion of a season of performances at live theatres, symphonies, operas, ballets, musical theatres and similar performing arts venues. The campaigns are tailored to fit the clients' specific needs, generally range from 8 to 26 weeks, and may be conducted at or near the clients' premises or at the Berkeley Calling Center. The design of each campaign includes evaluating and segmenting the target population using database analysis programs, often in combination with demographic and psychographic screening programs, to estimate the sales potential of different groups. Management believes that this approach to telemarketing campaigns is an efficient means to generate sales revenue for its clients and will strengthen the contact and prospect base of the clients, enhance the effectiveness of the clients' public relations as a fundraising tool to develop valuable information-gathering sources, and expand the database of potential patrons.

         Telefundraising Efforts. The telefundraising efforts fall into three groups: Annual Fund Campaigns, capital campaigns through the SD&A's CapiTEL program and Special Gift Campaigns. While colleges and universities were generally the first organizations to use telemarketing for capital and endowment campaigns, SD&A pioneered the application of these techniques to the performing arts through its CapiTEL program. SD&A provides both program design and management, including personalized direct mail and telefundraising solicitation. Four different types of telefundraising phone/mail campaigns are conducted: Annual Fund Campaigns to renew and acquire donors and increase the level of giving; Membership Campaigns to renew and acquire members to increase the client's membership base; CapiTEL Campaigns designed to solicit three to five-year gifts, typically used for an institutional client's physical "brick and mortar" projects; and Special Gift Campaigns seeking large donations often conducted in conjunction with Annual Fund Campaigns.

         Government Regulation. Telemarketing sales practices are regulated both federally and at the state level. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") prohibits telemarketing firms from initiating telephone solicitations to residential telephone subscribers before 8:00 a.m. or after 9:00 p.m., local time, and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. In addition the TCPA requires telemarketing firms to maintain a list of residential customers that have stated that they do not want to receive telephone solicitations and, thereafter, to avoid making calls to such consumers' telephone numbers.

         The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentation in telemarketing sales. In August, 1995, the FTC issued updated proposed telemarketing sales rules. Generally, these rules prohibit misrepresentation regarding the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation and otherwise specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. These operating procedures were already standard for SD&A prior to enactment of this federal legislation.

         A number of states have enacted, or are considering, legislation to regulate telemarketing. For example, telephone sales in certain states cannot be final unless a written contract is delivered to, and signed by, the buyer and may be canceled within three business days. At least one state also prohibits telemarketers from requiring credit card payment, and several other states require certain telemarketers to obtain licenses and post bonds. From time to time, bills are introduced in Congress which, if enacted, would regulate the use of credit information. SD&A cannot predict whether this legislation will be enacted and what effect, if any, it would have on the telemarketing industry. Many states regulate fundraising activities performed by professional fund-raisers by requiring them to register and to submit periodic activity reports.

         Growth Strategies. Management anticipates future revenue growth through assisting current clients to increase the size of existing subscription sales and fundraising campaigns and through obtaining new clients within its existing specializations, and in other areas, such as environmental organizations, hospitals and national health causes. Several programs have been implemented to increase the utilization of the telefundraising staff and the BCC capabilities by existing clients utilizing only telemarketing services. Finally, SD&A is investigating opportunities to provide fundraising services in other tax-exempt areas and creating new telemarketing and telefundraising techniques. To achieve growth, the Company utilizes an in-house marketing group which specifically targets potential clients. Business is also solicited through direct mail, telemarketing and attendance at trade shows and industry conferences. While management believes that these strategies will increase revenues, there can be no assurances that they will be effective.

         Client Relationships. During the year ended June 30, 1995, SD&A provided telemarketing, telefundraising and consulting services to over ninety clients. SD&A generally operates under month-to-month contractual relationships and is paid for its telemarketing services based on the type of campaign. In the area of performing arts, for both fundraising and subscription sales, SD&A is typically paid a percentage of the total amount raised but, in other instances, the Company is compensated on an hourly basis. Generally, SD&A is compensated for off-site campaigns at a given rate per contract. For the year ended June 30, 1995, approximately 85% of SD&A's revenues were derived from telemarketing and telefundraising and 15% from off-site campaigns.

         Competition. SD&A competes with other companies that provide similar services, as well as from those providing direct mail, television, radio and other advertising fundraising services. The fundraising industry is very competitive and highly fragmented. Most of SD&A's competitors are small, single facility operations, but SD&A faces its greatest competition from the in-house capabilities of the not-for-profit organizations themselves.

         Seasonality. Typically, telemarketing and telefundraising campaigns are seasonal in nature with a substantial portion of revenues generated during the 1st and 4th fiscal quarters.

Bullhead Casino Corporation (to be renamed Laughlin Holdings, Inc.)

         In 1979, the Company, through its wholly-owned subsidiary, Bullhead, acquired 6.72 acres of undeveloped land with 560 feet of Colorado River frontage in Laughlin, Nevada, for approximately $560,000. The subject property is zoned to accommodate a 900-room, 13-story hotel with a 116,000 square foot casino and is part of a development project proposed by a local development association for a major hotel/convention center complex. The

Company's management has no present plans to develop or participate in the development project and has decided to dispose of the property.

         On October 6, 1995, the Company entered into an option agreement with certain parties unrelated to the Company whereby, in consideration of payment to the Company of $150,000, the option holder may purchase the land for $2,000,000. The term of the option expires on April 8, 1996. Under certain circumstances, the Company has the right to repurchase this option before its expiration.

         Bullhead is additionally subject to an agreement entered into at the time of the acquisition of the Laughlin property to pay to two unaffiliated individuals an amount equal to 5% each of the net profit from any sale of said property, or if developed into a hotel/casino (which the Company does not intend to do), 5% each of the equity in the property. Such interests were received as consideration for the efforts of such individuals in connection with the acquisition of such land.

Employees

         At October 1, 1995, the Company and SD&A collectively have approximately 1000 employees, of whom approximately 915 are part-time. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Executive Officers and Directors of the Registrant and Significant Employees

         The Company's executive officers, directors and significant employees and their positions with All-Comm Media are as follows:

          Name           Age                            Position
----------------------   ---   --------------------------------------------------------
Barry Peters             54    Chairman of the Board of Directors and Chief Executive
                               Officer
E. William Savage        52    Director, President, Chief Operating Officer,
                               Secretary and Treasurer
William E. Chaikin       75    Director
H. William Coogan, Jr.   41    Director
C. Anthony Wainwright    62    Director
Martin S. McDermut       44    Vice President and Chief Financial Officer
Scott Anderson           38    Corporate Controller
Stephen Dunn             45    President, Stephen Dunn & Associates, Inc.
Thomas Scheir            42    Chief Financial Officer, Stephen Dunn & Associates, Inc.

BARRY PETERS, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Prior to the merger with the Company, Mr. Peters was Managing Director of Vector Holdings, Inc., an investment concern which specialized in sponsoring leveraged buyouts and management groups. He was a founding Vice President of Integrated Resources, Inc. where, upon joining the company in 1970, he was instrumental in financing its acquisitions and corporate development program. Mr. Peters began his career as a Financial Analyst for RCA Corporation and was assigned to NBC and the RCA Record Division. He holds an MBA in Finance from The Baruch School of Business and a BA, Magna Cum Laude, in Economics from Hofstra University.

E. WILLIAM SAVAGE, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Prior to the merger with the Company, Mr. Savage was President of Movie Theatre Associates, Inc., a general partner of limited partnerships that own multiplex cinemas, and was previously President of Public Storage Capital Markets Group where, for 11 years, he was responsible for general management and formation of several publicly traded entities. Mr. Savage was Executive Vice President of H.S. Group, Inc., and Vice President of Shareholder's Management Co., a publicly owned mutual fund management firm. He began his career as senior investment analyst with The Prudential Insurance Company. He holds an MBA from the Wharton School of Finance and Commerce and a BA in English from Pomona College.

WILLIAM E. CHAIKIN, DIRECTOR is a private investor and Managing Partner for Fund of Feature Films I & II, a private partnership established for the acquisition and distribution of classic films. He is a member of the Academy of Motion Picture Arts & Sciences, was formerly President and Chief Executive Officer of Avco/Embassy Pictures, Inc. and was a director of Caesars World, Inc. from 1984 to 1995.

H. WILLIAM COOGAN, JR., DIRECTOR is President and Chief Executive Officer of Southern Title Insurance Company, Inc. and Southern Capital Corporation, a privately owned investment firm. He was a founding partner of Libra Investments and, previously, Managing Director of Corporate Finance for Wheat First Securities and Managing Director at First Boston.

C. ANTHONY WAINWRIGHT, DIRECTOR is Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc., and a former senior executive with Cordient PLC's Compton Partners, Saatchi & Saatchi, and previously Chairman and Chief Executive Officer of the Saatchi & Saatchi unit Campbell Mithun Esty in New York. He is also a director of Gibson Greetings, Inc., Del Webb Corporation, American Woodmark Corporation and Specialty Retail Group, Inc.

MARTIN S. MCDERMUT, VICE PRESIDENT AND CHIEF FINANCIAL OFFICER. From 1975 to 1993, Mr. McDermut was associated with the firm of Coopers & Lybrand, the last 5 years of which were as a Partner engaged primarily in the Entrepreneurial Advisory Services Group, providing accounting, finance, tax and consulting services to fast growing private companies. Prior to joining the Company, he was Vice President and Chief Financial Officer for Pet Metro, Inc. from January, 1994 to June, 1995. Pet Metro, Inc. filed for voluntary bankruptcy protection in April, 1995. Mr. McDermut is a Certified Public Accountant and holds an MBA from the University of Chicago; and a BA in Economics from the University of Southern California.

SCOTT ANDERSON, CORPORATE CONTROLLER. Prior to joining the Company, Mr. Anderson was associated with the firm of Deloitte & Touche, LLP, as a manager in the assurance department in the Los Angeles, California office for eight years and the Riyadh, Saudi Arabia office for six years. He served clients in banking and investment services, insurance, manufacturing and service industries. Mr. Anderson is a Certified Public Accountant and holds a BS degree in Business Administration, with honors, from California State University, Long Beach.

STEPHEN DUNN, PRESIDENT, STEPHEN DUNN & ASSOCIATES, INC. Mr. Dunn has served as President of Stephen Dunn & Associates, Inc. since its founding in 1983. Prior to this, Mr. Dunn served as a consultant for the Los Angeles Olympic Organizing Committee for the Olympic Arts Festival and as Director of Marketing for the New World Festival of the Arts and the Berkeley Repertory Theater. He holds a BA in English from Duke University.

THOMAS SCHEIR, CHIEF FINANCIAL OFFICER, STEPHEN DUNN & ASSOCIATES, INC. Mr. Scheir joined Stephen Dunn & Associates, Inc. in 1983. Prior to this, he was with the San Francisco Symphony. He holds a B.A. in art from Yale University.


ITEM 2 - PROPERTIES

         The Company, through Bullhead, owns the property identified in Item 1. Also, the Company leases approximately 2,000 square feet of office space in Culver City, California. The lease runs through April 30, 1998, and includes an option to lease an adjacent 1,204 square feet at the same rate as the prior lease. SD&A leases approximately 5,500 square feet of office space in Venice, California from its founder and president, 5,500 square feet in Berkeley, California, and 250 square feet in Patterson, New York. These leases range from month to month to three years and include options to renew. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.


ITEM 3 - LEGAL PROCEEDINGS

         The Company is party to minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or expectations of the Company, based on the Company's current understanding of the relevant facts and law.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                    PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The common stock of the Company previously traded on the NASDAQ Small-Cap Market under the symbol SPTK. As approved by the shareholders on August 22, 1995, the Company changed its name to All-Comm Media Corporation and the symbol was changed to ALCM. The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASD, adjusted for the one-for-four reverse stock split:

                                                  Common Stock
                                                 ---------------
                                     Low Sales Price        High Sales Price
                                     ---------------        ----------------
       Fiscal 1995
         Fourth Quarter                   $ 6.50                 $ 9.50
         Third Quarter                      5.38                   7.50
         Second Quarter                     3.50                   5.75
         First Quarter                      3.00                   5.50

       Fiscal 1994
         Fourth Quarter                   $ 2.50                 $15.50
         Third Quarter                     14.00                  23.50
         Second Quarter                    15.50                  25.00
         First Quarter                     14.50                  25.00

         Such over-the-counter market quotations reflect inter-dealer prices adjusted for the one-for-four reverse split, effective August 22, 1995, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

         As of July 10, 1995 there were approximately 900 registered holders of record of the Company's common stock. (This number does not include investors whose accounts are maintained by securities firms in "street name".)

         The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Also, see Management's Discussion and Analysis and the Long Term Debt footnote to the Consolidated Financial Statements for a description of restrictions that limit the ability of SD&A to pay dividends to the All-Comm Media Corporation.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

         The consolidated statement of operations data set forth below with respect to the years ended June 30, 1995, 1994 and 1993, and the consolidated balance sheet data at June 30, 1995 and 1994 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Report on Form 10-K. The consolidated statement of operations data for the years ended June 30, 1992 and 1991 and the consolidated balance sheet data at June 30, 1993, 1992 and 1991, are derived from audited financial statements not included in this Report on Form 10-K. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this Report on Form 10-K.

                                                 As of and for the years ended June 30,
                              ----------------------------------------------------------------------------
                               1995 (1)          1994            1993             1992             1991
                              ----------      ----------      -----------      -----------      ----------
OPERATING DATA: (2)(3)
  Sales                       $3,630,828
  Loss from operations        (1,255,924)      $(844,417)     $(1,992,500)     $(1,515,754)      $(914,432)
  Gains (losses) from
    sales of securities        1,579,539         937,365        3,177,203           59,331         (82,983)
  Interest expense and
    loan commitment fee         (394,200)         (7,165)         (43,604)         (24,292)           (927)
  Income (loss) from
    continuing operations       (130,859)         86,807          979,457       (1,060,460)       (531,696)
  Net income (loss)              110,397      (2,809,887)      (1,115,338)      (1,863,779)       (531,696)
  Income (loss) per
    share: (4)(5)
  Continuing operations            (0.07)           0.06             0.71            (1.03)          (0.61)
  Net income (loss)                 0.06           (1.91)           (0.81)           (1.81)          (0.61)
Weighted average common
  shares and equivalents       1,807,540       1,468,747        1,373,160        1,032,442         876,996

BALANCE SHEET DATA: (3)
  Working capital               (188,842)       (233,572)         818,792          921,603       1,247,881
  Total assets                11,824,491       1,639,733        2,657,561        4,319,038       3,596,380
  Long-term obligation,
    net of current portion     3,000,000
  Stockholders' equity         5,164,532         665,917        2,119,618        2,649,157       2,984,398

__________________

(1) Reflects operations of Alliance and SD&A for the period beginning with the acquisition on April 25, 1995 to June 30, 1995.

(2) The Company has not paid cash dividends during the five years ended June 30, 1995.

(3) See Description of Business and Management's Discussion and Analysis for discussion of businesses discontinued and acquired - 1995.

(4) Certain of the above amounts have been restated to reflect discontinued operations as well as a one-for-four reverse stock split effective August 22, 1995.

(5) Primary and fully diluted income (loss) per share are the same in all fiscal years, except 1993. Fully diluted income per share from continuing operations and net loss in fiscal 1993, was $.70 and $(.79), respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flow of the Company for the three year period ended June 30, 1995. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-K. As more fully described in Footnote 3 to the consolidated financial statements, on April 24, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. These acquisitions have been reflected in the consolidated financial statements using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows include the operations of Alliance and SD&A from April 25, 1995 through June 30, 1995.

         Also in fiscal 1995, the Company discontinued the operations of Sports-Tech International, Inc. and High School Gridiron Report. In December, 1994 the Company agreed to sell Sports-Tech International and closed the HSGR operation. The ultimate sale of STI resulted in a gain of approximately $322,000. The Consolidated Financial Statements have been reclassified to report the net assets, operating results, gain on disposition and cash flows of these operations as discontinued operations. With the disposition of the STI operations, closure of the HSGR operations and the acquisition of Alliance, the Company is now operating in a completely new industry segment - direct marketing.

Results of Operations 1995 compared to 1994

   Continuing Operations:

         Sales and cost of sales totaled approximately $3,631,000 and $2,434,000, respectively for the year ended June 30, 1995 (the "current fiscal year") as compared with no similar amounts incurred in the fiscal year ended June 30, 1994 (the "prior fiscal year"). These increases are due to the inclusion of SD&A operations from the date of acquisition, April 25, 1995. In this period, net sales from telemarketing and telefundraising totaled $3,122,000 and sales from off-site campaigns totaled $509,000.

         Cost of sales represents labor and telephone expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 30% and 48%, respectively.

         Selling, general and administrative expenses include all selling, general and administrative expenses of SD&A and represent the expense of central services the Company provides to manage its divisional operations, SD&A and its discontinued operations, STI and HSGR, and include senior corporate management, accounting and finance, general administration and legal services. As a result of the Company's new direction, it now also includes expenses relating to the identification and evaluation of potential acquisitions. Corporate general and administrative expenses increased $1,559,000 to $2,382,000 in the current fiscal year as compared with $823,000 in the prior fiscal year.

         Approximately $750,000 of the increase resulted from the inclusion of SD&A selling, general and administrative expenses from the date of acquisition, April 25, 1995. Severance payments made to the prior management totaled $105,000, and $135,000 of the increase related to salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and board. Legal expenses increased $240,000 in the current fiscal year primarily due to the filing of a registration statement required as part of a settlement reached by prior management, maintenance of the Company's NASDAQ Small Cap stock listing, preparation of a proxy statement regarding the Company's name change, and planning and execution of the new corporate strategy. Accounting and tax fees have increased approximately $100,000 due to reporting requirements surrounding the acquisition of Alliance and SD&A and disposition of STI. The directors and officers insurance premium increased approximately $110,000 due to the purchase of additional coverage. Discounts given to induce the exercise of stock options totaled approximately $128,000 in the current year, an increase of $42,000 as compared with the prior fiscal year. Miscellaneous other expenses increased approximately $77,000 resulting from the increased activity of the Company.

         Sales, cost of sales and selling, general and administrative expenses will increase in fiscal 1996 as compared with fiscal 1995 due to the inclusion of SD&A's operations for an entire year.

         Related party charges decreased $15,000, to $6,000 in the current fiscal year, as compared with $21,000 in the prior fiscal year. The decrease is due to the termination of a consulting agreement on October 1, 1993, offset by fees incurred in the current year relating to the sale of STI. The consulting contract was canceled in 1993 because the business activities of the Company no longer required the investment banking services provided.

         Amortization of intangible assets totaled approximately $65,000 in the current fiscal year and related to the amortization of the covenant-not-to-compete and goodwill, over 5 years and 40 years, respectively, acquired in the Alliance and SD&A transaction. This expense will increase in fiscal 1996 as compared with the current year due to continued amortization of these assets over an entire year.

         The net gain from sales of securities totaled $1,580,000 in the current fiscal year and resulted from the exercise by the Company of a common stock purchase warrant held as an investment. In July, 1994, the Company borrowed $1,000,000 to fund the exercise of the warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,000 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The Company subsequently sold all these securities and recognized a net gain of $1,580,000. The $300,000 loan commitment fee was paid as an inducement to this group of investors to provide the money necessary to exercise the covenant before its expiration on July 31, 1994. The Company's prior management had been unable to obtain the funds to exercise the warrant at more favorable terms.

         Interest expense increased approximately $87,000 in the current fiscal year and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition as of April 25, 1995, and the borrowings made to exercise the common stock purchase warrant previously discussed. Interest expense will increase in fiscal 1996 as compared with the current year due to the inclusion of this debt for an entire year.

         In the current year, the income tax provision on continuing operations totaled $75,000 on losses from continuing operations of $55,000. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

     Discontinued Operations:

         The loss from discontinued operations relates to the STI and HSGR operations which were either sold or closed in fiscal 1995. The loss from discontinued operations totaled approximately $81,000 in fiscal 1995, as compared with almost $2,900,000 in fiscal 1994. The decrease of $2,819,000 is due to the inclusion of the results of these operations for a partial year, and lower losses due to reduced business activity and non recurrence of the HSGR goodwill write off of $310,000 and a contract termination settlement of $544,000.

         The gain on the sale of discontinued operations which totaled approximately $322,000 relates to the sale of STI and is addressed in Note 5 of the Notes to Consolidated Financial Statements.

Results of Operations 1994 compared to 1993

         Continuing Operations:

         Corporate, general and administrative expenses decreased approximately $163,000 in fiscal 1994, as compared with fiscal 1993, due to the reduced new business acquisition activities as follows: $26,000 due to termination without replacement of a public relations firm; $50,000 decrease in pension expenses due to elimination of the pension plan benefit; $30,000 decrease in rent due to reduction in space; $22,000 decrease in salary, director fees and benefits; and decreases in miscellaneous other expenses of $35,000.

         Related party charges decreased by $63,000 in fiscal 1994 compared to fiscal 1993 due to the termination of a consulting agreement on October 1, 1993, because the business activities no longer required the investment banking services previously provided.

         Litigation settlement and expense decreased approximately $924,000 in fiscal 1994. The 1993 litigation expense related to the settlement agreement reached in 1993 with certain shareholders and holders of convertible debentures of an entity in which the Company held an equity investment.

         Other income (expense) decreased by approximately $2,324,000 in fiscal 1994, primarily as a result of the net effects of the following: a reduction in interest and other income, net, of approximately $51,000, decrease in gains in sales of marketable equity securities of $2,240,000, decrease in dividends received of $70,000 due to sale of the securities, $29,000 reduction of accrued interest receivable owed by the Company's former president and the early payment of related note, and offset by a decrease in interest expense of approximately $37,000 due to the pay off of a line of credit.

         The credit tax provision of $13,600 in fiscal 1994 resulted from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". In fiscal 1993, the provision resulted from taxable income from continuing operations.

     Discontinued Operations:

         The loss in fiscal 1994 increased approximately $152,000 as compared to fiscal 1993. The increase is due to the write-off totaling $310,000 of HSGR goodwill, determined not to be recoverable from future cash flows and $544,000 contract termination fees paid to a marketing company providing marketing services to STI, partially offset by a reduction in other expenses resulting from decreased business operations.

Capital Resources and Liquidity

         During fiscal 1994 and 1993, the Company used net cash in operations of $2,186,000 and $4,101,000, respectively. Net investing activities of discontinued operations in each of those years totaled approximately $42,000. In 1994, approximately $106,000 was used to repurchase common shares of the Company for the treasury and approximately $200,000 in cash and investments was used to repay a note payable. In 1993 $131,000 of cash was used to acquire HSGR and $700,000 was used to repay a bank loan.

         Historically, the Company has financed these cash needs through the following: Sales of equity investments which totaled $1,244,000 in 1994 and $3,949,000 in 1993, proceeds from the exercise of stock options and issuances of stock of $1,126,000 in 1994 and $331,000 in 1993 and new short term borrowings of $500,000 in 1994 and $200,000 in 1993.

         In fiscal 1995, the Company used net cash in operating activities of approximately $2,128,000. Due to new and seasonal increases in sales, accounts receivable relating to the SD&A operations have increased $378,000 since acquisition. Trade accounts payable have decreased $147,000 due to payment of liabilities assumed in the Alliance and SD&A acquisition. Cash used in discontinued operations totaled $153,000. Additional cash was used to repay $350,000 of related party borrowings, a $150,000 bank loan and a $350,000 line of credit acquired with the SD&A acquisition. To finance these cash out flows the Company generated net cash proceeds totaling $1,600,000 from the exercise of a common stock purchase warrant and $800,000 from the sale of Sports-Tech, International. Additionally, a private placement of restricted common stock yielded net proceeds of $1,000,000 and the exercise of stock options and warrants yielded $207,000.

         Capital expenditures relating to continuing operations totaled approximately $44,000 in fiscal 1995 and resulted from the purchase of furniture and equipment for the new corporate offices and SD&A. The Company anticipates spending approximately $100,000 over the next year for equipment to support expansion of SD&A's Berkeley Calling Center.

         On April 25, 1995 Alliance and SD&A were acquired for issuance of 1,025,000 common shares valued at $2,745,000 and approximately $500,000 of acquisition costs. Liabilities acquired totaled $6,694,000 including a $4,500,000 long term obligations yielding prime rate (9.0% at June 30, 1995) to be paid over a four year period. The obligation resulted from the acquisition of SD&A by Alliance and is payable to the former owner and founder of SD&A. Payments due in fiscal 1996 total $1,500,000. Additional contingent payments of up to $850,000 per year over the three year period ending June 30, 1998 may be required based on achievement of defined results operations of SD&A after its acquisition. At the Company's option up to one half of the additional contingent payments may be made with restricted common shares of the Company. All outstanding common shares of SD&A are pledged to collateralize the notes. Also, with these obligations, an operating covenant agreement requires that SD&A have a minimum level of working capital and cash levels before dividends can be made to the Company.

         On October 12, 1995 the long term obligations were revised such that the October 1, 1995 payment of $375,000 and interest payments due in the second quarter of fiscal 1996 will be paid over a twelve month period commencing January 1996 together with interest at 10%. The deferred interest payment is due earlier if the Company completes certain financing by December 31, 1995.

         On October 6, 1995 the Company entered into an option agreement whereby in consideration of payment to the Company of $150,000, the option holder may purchase, up to April 8, 1996, the Company's undeveloped land in Laughlin, Nevada, for $2,000,000. The Company is also currently negotiating with a lender to borrow approximately $1,500,000 using this land as collateral.

        The Company believes that funds available from operations, from the potential sale of or borrowing against the Laughlin, Nevada land, and the ability to raise funds through a private placement of equity securities will be adequate to finance its operations and meet interest and debt obligations in fiscal 1996. Additional financing may be required thereafter to meet potential contingent acquisition payments if defined results are achieved, as well as operating requirements and debt payments. There can be no assurance, however, that such capital will be available at terms acceptable to the Company, or at all.

         The Company has announced a non-binding letter of intent to purchase Forms Direct, Inc., a direct mail services company. The Company is also currently involved in acquisition discussions with other entities. The Company expects these acquisitions will require cash payments, plus issuances of common stock and notes payable to the sellers, as well as contingent payments based on future operating profits and performance. Depending on market conditions, the Company intends to finance the cash portions of the purchase prices of these acquisitions, as well as to obtain additional working capital, through the issuance of common or preferred stock and/or indebtedness. The Company intends to finance additional acquisitions in a similar manner. Although the Company believes that it will be successful in obtaining the financing necessary to complete the acquisitions now contemplated, and those in the future, there can be no assurances that such capital will be available at terms acceptable to the Company, or at all, or that the acquisitions will be completed.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).


ITEM 9 - CHANGES IN, AND DISAGREEMENTS WITH, ACCOUNTING AND FINANCIAL
         DISCLOSURE

         On July 18, 1995, the Company engaged Coopers & Lybrand L.L.P. ("Coopers & Lybrand") as the independent auditor for the Company and its subsidiaries for the year ending June 30, 1995, replacing Arthur Andersen
LLP ("Arthur Andersen").  The change in the Company's auditor on July 18,
1995 was in conjunction with the relocation of the Company's corporate offices to Culver City, California, the merger with Alliance and related acquisition of SD&A and change in the Board of Directors and management of the Company.

         During the two fiscal years in the period ended June 30, 1994, and the period preceding the change of auditors, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         Reference is made to the Form 8-KA report dated July 21, 1995, for more information and exhibits thereto containing the accountants' letter.

                                    PART III

         The information required by this Part III (items 10, 11, 12 and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year
covered by this report.   Certain information, with respect to the Company's
executive officers, is set forth in Part I, under the caption "Business-Executive Officers and Directors of the Registrant and Significant Employees."

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K PRIOR TO MERGER

(a)(1) Financial statements - see "Index to Financial Statements and Financial Statement Schedules" on page F-1.

   (2) Financial statement schedules - see "Index to Financial Statements and Financial Statement Schedules" on page F-1.

   (3)      Exhibits:

            3 (i)    Amended and Restated Articles of Incorporation (B)
            3 (ii)   Certificate of Amendment to the Amended and Restated
                     Articles of Incorporation of the Company (B)
            3 (iii)  Certificate of Amendment to the Articles of
                     Incorporation (A)
            3 (iv)   By-Laws (B)

            10.1     1991 Stock Option Agreement (C)
            10.2     Operating Covenants Agreement, dated April 25, 1995,
                     between Alliance Media Corporation and Mr. Stephen Dunn (D)
            10.3     Pledge Agreement, dated as of April 25, 1995, between
                     Alliance Media Corporation and Mr. Stephen Dunn (D)
            10.4     Option Agreement (A)
            11.      Statement re: computation of per share earnings
            22.1     List of Company's subsidiaries (A)
            27       Financial Data Schedule (A)

      (A)   Incorporated herein.

      (B) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192.

      (C) Incorporated by reference to the Company's Registration on Form S-8, Registration Statement 33-43520

      (D) Incorporated herein by reference to Form 8-K Current Report of All-Comm Media Corporation dated April 25, 1995

(b)   Reports on Form 8-K.

      On April 20, 1995, the Company filed a Memorandum regarding the amendment to the Acquisition Agreement with Alliance Media Corporation, dated February 7, 1995.

      On April 25, 1995, the Company filed the Amendment No. 1 to the Acquisition Agreement with Alliance Media Corporation; the Merger Agreement, dated April 21, 1995 between STI Merger Corporation and Alliance Media Corporation; the Stock Purchase Agreement, dated as of January 3, 1995, between Alliance Media Corporation and Mr. Stephen Dunn; Operating Covenants Agreement, dated April 21, 1995 between Alliance Media Corporation and Mr. Stephen Dunn; and the Pledge Agreement, dated April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn.

      On May 26, 1995, the Company filed an amendment to the Form 8-K dated March 9, 1995, incorporating by reference the required financial statements regarding the sale of Sports-Tech International, Inc. included in the March 31, 1995 Form 10-Q.

      On June 12, 1995, the company filed a notification of the completion of a private placement on May 31, 1995.

      On June 26, 1995, the Company filed an amendment to the Form 8-K dated April 25, 1995, submitting the required financial statements and pro forma information regarding the acquisition of Alliance Media Corporation and Stephen Dunn & Associates, Inc.

      On July 21, 1995, and as amended on August 9, 1995, the Company disclosed the change in the Company's accountants.

      On August 23, 1995, the Company disclosed a one-for-four reverse stock split and the change in the Company's name.

(c)   Reference is made to Item 14(a)(3) above.

(d)   Reference is made to Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALL-COMM MEDIA CORPORATION.
                                  (Registrant)


BY /s/ Barry Peters
   -----------------------------------
Barry Peters
Chairman of the Board and Chief Executive Officer

Date:  October  12, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                        Date
---------                             -----                        ----
/s/ Barry Peters               Chairman of the Board and      October 12, 1995
--------------------------     Chief Financial Officer
Barry Peters


/s/ E. William Savage          President and                  October 12, 1995
--------------------------     Chief Operating Officer
E. William Savage


/s/ Martin S. McDermut         Vice President and             October 12, 1995
--------------------------     Chief Financial and
Martin S. McDermut             Accounting Officer


/s/ William E. Chaikin.        Director                       October 12, 1995
--------------------------
William E. Chaikin.


/s/ H. William Coogan, Jr.     Director                       October 12, 1995
--------------------------
H. William Coogan, Jr.


/s/ C. Anthony Wainwright      Director                       October 12, 1995
--------------------------
C. Anthony Wainwright

The foregoing constitute all of the Board of Directors.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES
                               [Items 8 and 14(a)]


(1)     FINANCIAL STATEMENTS:                                       Page
                                                                    ----
        Reports of Independent Public Accountants                   26, 27

        Consolidated Balance Sheets
          June 30, 1995 and 1994                                    28

        Consolidated Statements of Operations
          Years Ended June 30, 1995, 1994 and 1993                  29

        Consolidated Statements of Stockholders' Equity
          Years Ended June 30, 1995, 1994 and 1993                  30

        Consolidated Statements of Cash Flows
          Years Ended June 30, 1995, 1994 and 1993                  31-32

        Notes to Consolidated Financial Statements                  33-43


(2)     FINANCIAL STATEMENT SCHEDULES:

        I.   Condensed Financial Information of Registrant.         44-46

        All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Stockholders of
  All-Comm Media Corporation


We have audited the accompanying consolidated financial statements and the financial statement schedule of All-Comm Media Corporation and Subsidiaries listed in Items 8 and 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of All-Comm Media Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of All-Comm Media Corporation and Subsidiaries as of June 30, 1995, and the consolidated results of their operations and their cash flows for the year ended June 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                          /s/ COOPERS & LYBRAND L.L.P.

Los Angeles, California
October 10, 1995

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Stockholders of
  All-Comm Media Corporation


We have audited the accompanying consolidated balance sheet of All-Comm Media Corporation, (a Nevada corporation) (formerly Sports-Tech, Inc.)
and Subsidiaries as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 1994. These financial statements are the responsibility of All-Comm Media Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of All-Comm Media Corporation and Subsidiaries as of June 30, 1994, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.


                                          /s/ ARTHUR ANDERSEN LLP

Las Vegas, Nevada
September 23, 1994, except with
respect to the matters discussed
in Note 5 and the one-for-four reverse
stock split discussed in Note 14 as to
which the date is October 10, 1995

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND 1994


                                                                  1995             1994
                                                                  ----             ----
ASSETS
------
Current assets:
  Cash and cash equivalents                                   $ 1,217,772       $  419,149
  Accounts receivable, net of allowance for
    doubtful accounts of $40,552 in 1995                        2,067,977
  Other current assets                                            116,468           34,894
  Net assets of discontinued operations                                            286,201
                                                              -----------       ----------
    Total current assets                                        3,402,217          740,244
Property and equipment at cost, net                               344,154           67,596
Land held for sale at cost                                        766,651          756,125
Intangible assets at cost, net                                  7,272,769
Other assets                                                       38,700           75,768
                                                              -----------       ----------
    Total assets                                              $11,824,491       $1,639,733
                                                              ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Note payable to bank                                        $    49,694       $  150,000
  Note payable other                                               72,000          144,000
  Trade accounts payable                                          365,638            4,474
  Accrued salaries and wages                                      641,507           57,003
  Other accrued expenses                                          683,954          268,339
  Income taxes payable                                             94,565
  Current portion of long term obligations to related party     1,500,000
  Related party payables                                          183,701          350,000
                                                              -----------       ----------
    Total current liabilities                                   3,591,059          973,816
Long term obligations to related party less current portion     3,000,000
Other liabilities                                                  68,900
                                                              -----------       ----------
    Total liabilities                                           6,659,959          973,816
                                                              -----------       ----------
Commitments and contingencies
Stockholders' equity:
  Class B convertible preferred stock - authorized
    50,000 shares of $.01 par value; none issued
  Common stock - authorized 6,250,000 shares of $.01
    par value; 3,028,092 and 1,436,833 shares issued,
    respectively                                                   30,281           14,368
  Additional paid-in capital                                   10,300,847        5,928,542
  Accumulated deficit                                          (5,031,127)      (5,141,524)
  Less 11,800 shares of common stock in
    treasury, at cost                                            (135,469)        (135,469)
                                                              -----------       ----------
    Total stockholders' equity                                  5,164,532          665,917
                                                              -----------       ----------
    Total liabilities and stockholders' equity                $11,824,491       $1,639,733
                                                              ===========       ==========

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                    1995            1994             1993
                                                 ----------      -----------      -----------
Sales                                            $3,630,828
Cost of sales                                     2,434,011
                                                 ----------
  Gross profit                                    1,196,817

Operating Expenses:

Selling general and administrative               (2,381,912)     $  (823,417)     $  (984,628)
Service fees of related parties                      (5,728)         (21,000)         (84,000)
Amortization of intangible assets                   (65,101)
Litigation settlement and expenses                                                   (923,872)
                                                 ----------      -----------      -----------
  Loss from operations                           (1,255,924)        (844,417)      (1,992,500)
                                                 ----------      -----------      -----------
Other income (expense):
  Gain from sales of securities                   1,579,539          937,365        3,177,203
  Loan commitment fee                              (300,000)
  Dividends                                                            7,237           77,030
  Interest income                                    13,679                            26,263
  Interest expense                                  (94,200)          (7,165)         (43,604)
  Other, net                                          1,047          (19,813)           5,147
                                                 ----------      -----------      -----------
  Total                                           1,200,065          917,624        3,242,039
                                                 ----------      -----------      -----------
  Income (loss) from continuing operations
    before income taxes                             (55,859)          73,207        1,249,539
  Credit (provision) for income taxes               (75,000)          13,600         (270,082)
                                                 ----------      -----------      -----------
Income (loss) from continuing operations
  before discontinued operations                   (130,859)          86,807          979,457
Gain on sale of discontinued operations             322,387
Loss from discontinued operations, net of
  income tax benefit of $649,482 in 1993            (81,131)      (2,896,694)      (2,094,795)
                                                 ----------      -----------      -----------
  Net income (loss)                              $  110,397      $(2,809,887)     $(1,115,338)
                                                 ==========      ===========      ===========

Income (loss) per share:
  From continuing operations                        $(.07)          $  .06            $.71
  From discontinued operations                        .13            (1.97)          (1.52)
                                                    -----           ------           -----
Income (loss) per share                             $ .06           $(1.91)          $(.81)
                                                    =====           ======           =====
Weighted average common and common
  equivalent shares outstanding                   1,807,540        1,468,747        1,373,160
                                                  =========        =========        =========

Primary and fully diluted income (loss) per share are the same in fiscal years 1995 and 1994. Fully diluted income (loss) per share from continuing operations, discontinued operations and net loss in fiscal 1993 was $.70, $(1.49) and $(.79) respectively.

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                    Common Stock      Additional                     Treasury Stock
                                -------------------     Paid-in      Accumulated   --------------------    Receivable
                                 Shares     Amount      Capital        Deficit      Shares     Amount      for Shares      Totals
                                ---------   -------   -----------   -----------    -------    ---------    ----------    ----------
Balance June 30, 1992           1,197,559   $11,976    $4,161,719   $(1,216,299)   (20,550)   $(108,239)    $(200,000)   $2,649,157
Issuance of treasury shares
  for HSGR acquisition                                    175,980                   15,000       79,020                     255,000
Shares issued upon exercise
  of stock options                 54,633       546       330,253                                                           330,799
Net loss                                                             (1,115,338)                                         (1,115,338)
                                ---------   -------   -----------   -----------    -------    ---------    ----------    ----------
Balance June 30, 1993           1,252,192    12,522     4,667,952    (2,331,637)    (5,550)     (29,219)     (200,000)    2,119,618
Issuance of restricted shares
  for litigation settlement        25,000       250       249,750                                                           250,000
Purchase of shares - cash                                                           (6,250)    (106,250)                   (106,250)
Receivable paid - at discount                             (66,667)                                            200,000       133,333
Shares issued upon exercise
  of stock options and
  warrants                        159,641     1,596       991,173                                                           992,769
Discounts granted on exercise
  of options                                               86,334                                                            86,334
Net loss                                                             (2,809,887)                                         (2,809,887)
                                ---------   -------   -----------   -----------    -------    ---------    ----------    ----------
Balance June 30, 1994           1,436,833    14,368     5,928,542    (5,141,524)   (11,800)    (135,469)       --           665,917
Issuance of restricted shares
  for litigation settlement        37,500       375       149,625                                                           150,000
Issuance of restricted shares
  for merger with Alliance
  Media Corporation             1,025,000    10,250     2,734,750                                                         2,745,000
Issuance of restricted shares
  as finders fees                  42,500       425       138,325                                                           138,750
Private placement of shares -
  cash                            413,759     4,138     1,014,537                                                         1,018,675
Shares issued upon exercise
  of stock options and
  warrants                         72,500       725       207,193                                                           207,918
Discounts granted on
  exercise of options                                     127,875                                                           127,875
Net income                                                              110,397                                             110,397
                                ---------   -------   -----------   -----------    -------    ---------    ----------    ----------
Balance June 30, 1995           3,028,092   $30,281   $10,300,847   $(5,031,127)   (11,800)   $(135,469)   $   --        $5,164,532
                                =========   =======   ===========   ===========    =======    =========    ==========    ==========

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                    1995            1994             1993
                                                                 ----------      -----------      -----------

Operating activities:
  Net income (loss)                                                $110,397      $(2,809,887)     $(1,115,338)
  Adjustments to reconcile loss to net cash used
    in operating activities:
      Gains from sales of securities                             (1,579,539)        (937,365)      (3,177,203)
      Gain on sale of STI                                          (322,387)
      Depreciation                                                   52,348           39,306           37,515
      Amortization                                                   65,101
      Deferred income tax                                                            (13,600)        (324,400)
      Loss on disposal of assets                                     30,319
      Discount on exercise of options                               127,875           86,334
      Issuance of stock and note for consultant
        termination settlement                                                       394,000
    Changes in assets and liabilities net of effects from
      acquisition:
        Accounts receivable                                        (377,631)
        Income tax refund receivable                                                  55,000          496,504
        Other current assets                                        (16,844)          (3,778)           1,294
        Other assets                                                 20,519           61,959          (40,083)
        Trade accounts payable                                     (147,360)           1,689            2,785
        Accrued expenses and other current liabilities                6,757            3,784         (310,323)
        Income taxes payable                                         55,000
        Discontinued operations, net                               (152,662)         936,564          327,777
                                                                 ----------      -----------      -----------
    Net cash used in operating activities                        (2,128,107)      (2,185,994)      (4,101,472)
                                                                 ----------      -----------      -----------

Investing activities:
  Proceeds from sales of investments in securities                2,682,811        1,244,090        3,949,470
  Purchase of investment in securities                           (1,063,272)
  Proceeds from sale of STI                                         800,000
  Proceeds from sales of fixed assets                                11,000
  Acquisition of Alliance Media Corporation, net
    of cash acquired of $567,269                                    259,088
  Acquisition of High School Gridiron Report                                                         (131,000)
  Purchase of property and equipment                                (43,905)          (6,653)          (4,971)
  Land development costs                                            (10,526)
  Investing activities of discontinued operations, net                               (42,271)         (41,507)
                                                                 ----------      -----------      -----------
    Net cash provided by investing activities                     2,635,196        1,195,166        3,771,992
                                                                 ----------      -----------      -----------

Financing activities:
  Proceeds from (repayments of) bank loans                         (513,059)         150,000         (700,000)
  Proceeds from issuances of common stock                         1,226,593          992,769          330,799
  Proceeds from note payable other                                1,000,000                           200,000
  Repayments of note payable other                               (1,072,000)        (200,000)
  Related party borrowing (repayment)                              (350,000)         350,000
  Repurchases of common stock                                                       (106,250)
  Proceeds from receivable for shares                                                133,333
  Financing activities of discontinued operations                                    (19,350)         (17,130)
                                                                 ----------      -----------      -----------
  Net cash provided by (used in) financing activities               291,534        1,300,502         (186,331)
                                                                 ----------      -----------      -----------
Net increase (decrease) in cash and cash equivalents                798,623          309,674         (515,811)
  Cash and cash equivalents at beginning of year                    419,149          109,475          625,286
                                                                 ----------      -----------      -----------
Cash and cash equivalents at end of year                         $1,217,772      $   419,149      $   109,475
                                                                 ==========      ===========      ===========

Supplemental disclosures of cash flow data:
  Cash paid (received) during the year for:
    Interest                                           $60,422     $    20,771      S   57,627
    Financing charge                                  $300,000
    Federal income tax paid (refunded)                 $15,000     $   (55,000)     $ (675,920)

Supplemental schedule of non cash investing and financing activities:

In 1995 the Company purchased all of the capital stock of Alliance Media Corporation for 1,025,000 shares of common stock valued at $2,745,000. Additionally, 37,500 shares of common stock valued at $100,000 were issued as finders fee. Other direct costs of the acquisition totaled approximately $400,000. In conjunction with the acquisition, net assets acquired and liabilities assumed, less payments prior to year end, were:

              Working capital, other than cash                     $601,729
              Property and equipment                               (326,320)
              Costs in excess of net assets of
                 companies acquired                              (7,337,870)
              Other assets                                          (23,451)
              Long term debt                                      4,500,000
              Common stock issued                                 2,845,000
                                                                 ----------
                                                                 $  259,088
                                                                 ==========

Five thousand shares of common stock valued at $38,750 were issued as a commission on the sale of STI during 1995.

The Company issued 37,500 shares of common stock valued at $150,000 in 1995 in settlement of a 1994 liability for early termination of a consulting agreement.

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL:

         All-Comm Media Corporation ("The Company") was formerly known as Sports-Tech, Inc. The name change was approved at a Special Meeting of Shareholders held on August 22, 1995. On April 25, 1995, the Company, through a wholly-owned subsidiary, was merged with Alliance Media Corporation ("Alliance") and its wholly-owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). The shareholders of Alliance received 1,025,000 shares of the Company's common stock.
         Upon consummation of the merger, the members of the board of directors of the Company resigned and a new board was appointed. Through SD&A, the Company currently operates in one industry segment, providing telemarketing and telefundraising to not-for-profit arts and other organizations. The Company's mission is to create a growth-oriented direct marketing and media services company through acquisitions and internal growth. The Company also currently owns approximately seven acres of undeveloped land in Laughlin, Nevada.

         Prior to the merger with Alliance, the Company's principal activities were the investigation of non-gaming acquisitions. In fiscal 1992, the Company acquired a 100% interest in Sports-Tech International ("STI"), and in fiscal 1993 acquired a 100% of the assets and certain liabilities of High School Gridiron Report ("HSGR"). STI was engaged in the development, acquisition, integration and sale of advanced computer software, computer equipment and computer aided video systems used by sports programs at the professional, collegiate and high school levels. HSGR provided academic and video date to aid in pre-qualifying high school athlete to colleges and universities. In fiscal 1995, the Company discontinued the operations of STI and HSGR.

         The Company believes that funds available from operations, from the potential sale of or borrowing against the Laughlin, Nevada land, and the ability to raise funds through a private placement of equity securities will be adequate to finance its operations and meet interest and debt obligations in fiscal 1996. Additional financing may be required thereafter to meet potential contingent acquisition payments if defined results are achieved, as well as operating requirements and debt payments. There can be no assurance, however, that such capital will be available at terms acceptable to the Company, or at all.

2.  SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
         The consolidated financial statements include the accounts of All-Comm Media Corporation and its wholly-owned subsidiaries, Bullhead Casino Corporation ("Bullhead"), B H Acquisitions, Inc. ("B H"), Sports-Tech International, Inc. ("STI") and High School Gridiron Report, Inc. ("HSGR"), Alliance Media Corporation ("Alliance"), Stephen Dunn & Associates, Inc. ("SD&A") and BRST Mining Company. All material intercompany accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents/Statement of Cash Flows:
         Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Land held for Sale:
         The cost of acquiring, improving and planning the development of land is capitalized. Costs related to development are written off when such plans are abandoned. Interest cost is capitalized in periods in which activities specifically related to the development of the land takes place.

Property and Equipment:
         Property and equipment is recorded at cost less accumulated depreciation. Maintenance and repairs are expensed as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and resulting gains or losses are included in current operations. Depreciation and amortization are provided on a straight line basis over the useful lives of the assets involved, limited as to leasehold improvements by the term of the lease, as follows:

                    Equipment                         5 years
                    Furniture and fixtures            2 to 5 years
                    Leasehold improvements            3 to 5 years

Intangible Assets:
         Excess of cost over net assets acquired in connection with the Alliance and SD&A acquisitions are being amortized over the period of expected benefit of 40 years. Covenants not to compete are stated at cost and are amortized over the period of expected benefit of five years. For each of its investments, the Company assesses the recoverability of its goodwill, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment will be made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Revenue recognition:
         Sales represent fees earned by SD&A which are recorded when pledged cash is received for on-site campaigns and when services are provided for off-site campaigns.

Income taxes:
         Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates and laws applicable to the years in which the differences are expected to reverse. Valuation allowances, if any, are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Concentration of Credit Risk:
         Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

Earnings (loss) per share:
         Earnings (loss) per share is computed based on the weighted average number of common shares outstanding and common share equivalents attributable to the effects, if dilutive, of the assumed exercise of outstanding stock options.

Reclassifications:
         Certain accounts in the 1994 and 1993 consolidated financial statements and notes have been reclassified to conform to the 1995 presentation.


3.  ACQUISITION OF ALLIANCE MEDIA CORPORATION AND STEPHEN DUNN & ASSOCIATES,
    INC.:

         On April 25, 1995, the Company, through a statutory merger, acquired all of the outstanding common shares of Alliance. The purchase price was approximately $2,745,000, consisting of issuance of 1,025,000 restricted common shares of the Company to former shareholders of Alliance valued at $2.68 per common share. These shares have registration rights as of December 1, 1995. Direct costs of the acquisition approximated

         $500,000. Pursuant to the terms of the merger agreement, upon consummation of the merger the then current members of the Company's board of directors resigned, and a new board consisting of six persons designated by Alliance was appointed.

         The assets of Alliance acquired by the Company consisted primarily of
         (i) all the issued and outstanding stock of Stephen Dunn & Associates, Inc. ("SD&A"), which Alliance had acquired simultaneously with the merger, (ii) a five year covenant not to compete with the former owner of SD&A, and (iii) the cash proceeds of $1,509,750 (net of certain payments, including the payment of $1.5 million made pursuant to the acquisition of SD&A) of a private placement of equity securities of Alliance, which securities, upon consummation of the merger, were converted into the Company's common stock. The purchase price of SD&A paid by Alliance was $1.5 million in cash, plus $4.5 million in long term obligations, yielding prime rate (9.0% at June 30, 1995), payable over four years. Additional contingent payments of up to $850,000 per year over the period ending June 30, 1998 may be required based on the achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company. These additional shares have demand registration rights commencing in September 1997. Alliance and SD&A have entered into an operating covenant agreement relating to the operations of SD&A and Alliance has pledged all of the common shares of SD&A acquired to collateralize its obligations under that agreement.

         The assets of SD&A acquired by Alliance (and therefore by the Company upon consummation of the merger) consisted primarily of cash and cash equivalents, accounts receivable and furniture, fixtures and equipment.

         These acquisitions were accounted for using the purchase method. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment resulted in approximately $6.3 million of costs in excess of net assets required, after recording a covenant not to compete of approximately $1.0 million. Such excess, which may increase for any further contingent payments, is being amortized over the expected period of benefit of 40 years.

         The operating results of these acquisitions are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Alliance and SD&A had been acquired as of the beginning of the period presented, after including the impact of certain adjustments, such as: amortization of intangibles, increased interest on the acquisition debt, and adjustment of officer salary for new contract.

                                                             Unaudited
                                                    --------------------------
                                                        1995           1994
                                                        ----           ----
         Net sales                                  $15,013,000    $12,685,000
         Income (loss) from continuing operations      (113,911)       235,965
         Income (loss) from continuing operations
           per common share                               $(.06)         $0.16

         The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

4.  ACQUISITION OF HIGH SCHOOL GRIDIRON REPORT:

         In June, 1993 the Company, through its wholly-owned subsidiary, HSGR, a Nevada corporation, acquired substantially all the assets, and assumed certain liabilities, of High School Gridiron Report in exchange for 15,000 shares of the Company's treasury stock, valued at $17, the NASDAQ closing market value on June 11, 1993.

         This acquisition was accounted for as a purchase. HSGR assumed $29,000 in liabilities and acquired $40,000 in fixtures and equipment net, $10,000 in other assets, software, net and purchased goodwill of $365,000 that was being amortized over five years. In the fourth quarter of fiscal 1994, it was determined that the unamortized goodwill totaling $310,000 would not be recovered from future cash flows of the related operations and the balance was written off.


5.  DISCONTINUED OPERATIONS:

         On December 7, 1994, the Company entered into a definitive agreement for the sale of the Company's subsidiary, STI. The proposed purchase price for STI's operations was $1,100,000 of which $300,000 was paid as of the agreement date.

         By mutual agreement, the closing date was accelerated to March 8, 1995, and the purchase price reduced to $800,000, a reduction of $300,000 on the original sales price, out of which $80,000 was paid as a commission to STI's former president. The former president of STI also received $38,750 in common stock and warrants to purchase 2,500 shares of the Company's common stock at $8.00 per share in connection with this transaction. The Company realized a gain on the sale of $322,387. No tax is allocable to this gain.

         Concurrent with the closing of sale of STI, all operations of HSGR were ceased and all unrecoverable assets were written off, which amounted to approximately $22,000. Accordingly, STI and HSGR are reported as discontinued operations at June 30, 1995, and the consolidated financial statements have been reclassified to report separately the net assets, operating results, gain on disposition and cash flows of these operations.

         Revenues of these discontinued operations for fiscal 1995, 1994 and 1993 were $1,147,829, $1,743,090 and $2,315,327, respectively.

         Net assets relating to these discontinued operations at June 30, 1994, primarily working capital and plant and equipment and certain liabilities, have been reclassified to net assets of discontinued operations and are stated at the lower of cost or estimated net realizable value.


 6.  PROPERTY AND EQUIPMENT:

         Property and equipment of continuing operations at June 30, 1995 and 1994 consisted of the following:

                                                 1995            1994
                                               ---------       ---------
         Office furnishings and equipment      $ 246,157       $ 168,896
         Leasehold improvements                  131,447          72,352
                                               ---------       ---------
                                                 377,604         241,248
         Less accumulated depreciation
           and amortization                      (33,450)       (173,652)
                                               ---------       ---------
                                               $ 344,154       $  67,596
                                               =========       =========

7.  LAND HELD FOR SALE:

         The Company, through its wholly owned subsidiary, Bullhead, owns approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $766,651 and $756,125 as of June 30, 1995 and 1994, respectively. During fiscal 1995 the Company capitalized costs of $10,526 for its share of costs incurred by area property owners for development design fees. The Company is additionally subject to an agreement entered into at the time of the acquisition of the Laughlin property to pay to two unaffiliated individuals an amount equal to 5% each of the net profit from any sale of said property, or if developed into a hotel/casino (which the Company does not intend to do), 5% each of the equity in the property.

8.  INTANGIBLE ASSETS:

         Intangible assets at June 30, 1995, consist of the following:

         Covenant not to compete               $1,000,000
         Excess of cost over acquired
           net tangible assets of
           Alliance and SD&A                    6,337,870
                                               ----------
                                                7,337,870
         Less accumulated amortization            (65,101)
                                               ----------
                                               $7,272,769
                                               ==========


9.  NOTES PAYABLE TO BANK:

         At June 30, 1995, SD&A has a note payable outstanding totaling $49,694 and an unused $350,000 line of credit from a bank. The note payable requires monthly principal repayment of $6,529 plus interest. The note payable and the line of credit bear interest at the bank's prime rate (9% at June 30, 1995), plus 1.75% and 1.25%, respectively.

         No amounts have been borrowed against the line of credit since the acquisition of SD&A. The line is collateralized by substantially all of SD&A's assets and is personally guaranteed by SD&A's President. Also, the line of credit contains financial covenants, including current ratio and working capital, debt and net worth, capital expenditure limits and cash flows.

         In June, 1994, the Company borrowed $150,000 from a bank. The loan was collateralized by a $150,000 certificate of deposit and bore interest at 7.25% and was repaid in July, 1994.

10.  OTHER ACCRUED EXPENSES:

         Accrued expenses at June 30, 1995 and 1994 consisted of the following:

                                                 1995           1994
                                               --------       --------
         Accrued professional fees             $287,550       $256,071
         Accrued taxes and licenses             116,300
         Other                                  280,104         12,268
                                               --------       --------
         Total                                 $683,954       $268,339
                                               ========       ========

11.  LONG TERM OBLIGATIONS TO RELATED PARTY:

         In connection with the acquisition of SD&A, Alliance issued promissory notes totaling $4,500,000 to SD&A's current President and former sole shareholder. The notes bear interest at prime rate (9% at June 30, 1995) not to exceed 10% or drop below 8% and are payable monthly. Principal payments are due quarterly, and originally matured as follows: 1996 - $1,500,000; 1997 - $1,500,000; 1998 - $1,000,000;
         1999 - $500,000. All the outstanding common shares of SD&A are pledged to collateralize these notes. In connection with these notes an operating covenant agreement includes, among other things, provisions requiring that SD&A have a minimum level of working capital and cash levels, subject to periodic increases based on sales, before dividend payments can be made to the parent company. Net restricted assets of SD&A, after "push down" of costs in excess of net assets acquired, totaled approximately $6,650,000 at June 30, 1995.


12.  EMPLOYMENT CONTRACTS:

         Subject to execution of definitive agreements, the Company has entered into three-year employment arrangements with current officers of the Company. The arrangements provide for annual base salaries, base increases, cash and option bonuses which are payable if specified management goals are achieved, and certain termination benefits. The aggregate liability in the event of termination by the Company without cause of these employees is approximately $1,000,000.

         The Company also had employment contracts with certain members of the prior management of the Company. In fiscal 1995, 1994 and 1993, severance payments totaling approximately $60,000, $40,000 and $165,000, respectively were paid under the contracts. A contract with a prior key member of management also required the issuance of 25,000 shares of the Company's common stock in exchange for a $200,000 non-recourse promissory note receivable.

         The note receivable was due on November 1, 1994, along with accrued interest at 10.5% per annum. In fiscal 1994, the Company's Board of Directors approved discounting the interest receivable and note receivable by one third. The discount of the interest receivable of $29,166 was charged against operations and the $66,667 discount of the note receivable was charged to additional paid in capital.


13. COMMITMENTS AND CONTINGENCIES:

         Leases: SD&A leases its corporate business premises from its former owner. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Also, the Company leases its corporate office space, copier, phones and automobiles under long term leases.

         Future minimum rental commitments under all non-cancelable leases, as of fiscal years ending June 30, are as follows:

                        1996                      $256,144
                        1997                       188,874
                        1998                       178,924
                        1999                        69,048
                                                  --------
                                                  $692,990
                                                  ========

         Rent expense for continuing operations was approximately $89,000, $56,000 and $81,000 for fiscal years ended 1995, 1994 and 1993. Total rent paid by SD&A to its former owner from the date of acquisition to June 30, 1995 was approximately $26,000.

         Litigation: In 1990, the Company, along with a company in which the Company held an equity investment (the "Investee") and certain officers and directors of the Investee (including certain officers and directors who are or were also officers and directors of the Company), were named defendants in consolidated class action and derivative action suits brought by certain shareholders and holders of convertible debentures of the Investee in 1990. On February 26, 1993, without admitting any wrongdoing, the parties in the litigation matter executed a settlement agreement. This settlement agreement was approved by the United States District Court, District of Nevada, on May 28, 1993 and became effective on June 26, 1993. Pursuant to the terms of the settlement agreement, the Company paid $600,000 on June 10, 1993 towards the total cost of the settlement. Additionally, a $200,000 note collateralized by 10,000 common shares of the Investee's stock was delivered to their attorneys as escrow agent. On January 31, 1994, the Company settled the $200,000 note by signing over the 10,000 common shares collateralizing the note, valued at $133,750, and paying $67,877, which included interest of $1,627. Expenses incurred in fiscal 1993 relating to this matter totaled $923,872, including legal fees of $123,872.

         Pursuant to a Settlement and Release Agreement dated June 17, 1994 with Membership Development, Inc. ("MDI"), a non-affiliated direct marketing company that was providing marketing services to Sports-Tech International, in fiscal 1994 the Company issued 25,000 shares of Sports-Tech stock valued at $250,000, executed an unsecured non-interest bearing promissory note for $144,000 and in fiscal 1995 issued an additional 37,500 shares of stock valued at $150,000. In May 1995, MDI exercised their right to require the Company to file a registration statement registering these securities for sale. A registration statement was filed but has not yet been declared effective. The entire $544,000 of consideration was expensed in fiscal 1994 and is included in discontinued operations.

         The Company is party to various minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the financial condition or operation of the Company based on the Company's current understanding of the relevant facts and law.


14.  STOCKHOLDERS' EQUITY:

         Common Stock: The Board of Directors approved a one-for-four reverse stock split of the Company's authorized and issued common stock, effective August 22, 1995. The Board also approved reducing the number of authorized shares of common stock to 6,250,000 with a par value of $.01 per share, from the 25,000,000 common shares previously authorized. Accordingly, all share and per share data, as appropriate, reflect the effect of the reverse split.

         In May 1995, the Company completed a private placement of 413,759 shares of restricted common stock, at $2.68 per share. These shares have registration rights as of December 1, 1995. Net proceeds from this offering totaled $1,018,675.

         As discussed in Note 3, in connection with the acquisition of Alliance and SD&A, the Company issued 1,025,000 restricted common shares to the former shareholders of Alliance. These shares have registration rights as of December 1, 1995. Also in connection with the acquisition, the Company issued 37,500 common shares valued at $100,000 and warrants to purchase 43,077 common shares at $6.00-to-$8.00 per share to invest-ment banking firms, a shareholder, a director and a law firm which represented the Company. These warrants expire between April 25, 1998 and April 25, 2000.

         In connection with the sale of Sports-Tech International, Inc., the Company approved issuance of 5,000 common shares valued at $38,750 and warrants to purchase 2,500 shares at $8.00 through April 25, 1995 to its former president.

         On July 26, 1991, the Company sold warrants to purchase up to 62,500 shares of the Company's common stock to a private investor for $250 in cash, exercisable at $6.00 per share through July 31, 1996. This investor was subsequently elected to the Company's Board of Directors. On January 31, 1994, this Director exercised warrants to purchase 25,000 shares of common stock at $4.00 per share (reduced by Board of Directors Resolution from $6.00 to $4.00) by paying $100,000 to the Company. On June 9, 1994, this Director sold, in a private transaction, 18,750 of these warrants to another shareholder of the Company. In May, 1995, the Board of Directors approved the temporary reduction of the exercise price of these warrants from $6.00 to $2.68 and, on May 31, 1995, these 37,500 warrants were exercised for $100,500 in cash payments.

         As of June 30, 1995, the Company has the following outstanding warrants to purchase 45,577 shares of common stock:

                                                              Exercise Price
                                        Shares of Common       Per Share of
         Date Issued                   Stock upon Exercise     Common Stock
         -----------                   -------------------     ------------
         April 1995                           33,750             $6-8.00
         May 1995                             11,827                $6
                                              ------
         Total as of June 30, 1995            45,577
                                              ======

         Stock Options: In 1991, the Company adopted a non-qualified stock option plan (the 1991 Plan) for key employees, officers, directors and consultants to purchase up to 250,000 shares of common stock. The Plan is administered by the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options , the option price and exercisability of the options. In no event shall an option expire more than ten years after the grant.

         The following summarizes the stock option transactions under the 1991 Plan for the two fiscal years ended June 30, 1995 and 1994:

                                             Number       Option Price
                                            of Shares       Per Share
                                            ---------     ------------
         Outstanding at June 30, 1993        193,617      $6.00 to $16.00

         Granted                               3,000      $22.00
         Exercised                           (70,058)     $6.00 to $16.00
         Canceled                            (18,667)     $6.00 to $16.00
                                             -------
         Outstanding at June 30, 1994        107,892      $6.00 to $22.00
                                             -------

         Granted                               8,750      $5.24 to $7.00
         Exercised                           (22,500)     $2.68 to $5.24
         Canceled                             (3,334)     $6.00
                                             -------
         Outstanding at June 30, 1995         90,808      $6.00 to $22.00
                                             =======

         All the outstanding options under the 1991 Plan are exercisable and expire as follows: fiscal 1996 - 85,808 and fiscal 2000 - 5,000. All options granted in fiscal years 1995, 1994 and 1993 were issued at fair market value. At June 30, 1995, 13,501 options were available for grant. In May, 1995, a $128,000 discount was given to a former director of the Company to exercise 18,750 options and was recognized as compensation expense.

         In addition to the 1991 Plan, the Company has other option agreements with former officers, directors, employees and owners of an acquired Company.

         The following summarizes transactions outside the 1991 Plan for the two fiscal years ended June 30, 1995 and 1994:

                                             Number       Option Price
                                            of Shares       Per Share
                                            ---------     ------------
         Outstanding at June 30, 1993        143,250      $3.00 to $16.00

         Granted                              18,000      $15.52 to $16.00
         Exercised                           (64,584)     $4.00 to $8.00
         Canceled                            (22,875)     $7.24 to $15.52
                                             -------
         Outstanding at June 30, 1994         73,791
                                             -------

         Exercised                           (12,500)     $3.00
         Canceled                            (28,875)     $6.00 to $16.00
                                             -------
         Outstanding at June 30, 1995         32,416
                                             =======

         All the outstanding options under these agreements are exercisable and expire as follows: fiscal 1996 - 30,166, fiscal 1999 - 2,250. A one-third discount, totaling $86,334 was given to non-affiliates when 36,083 options were exercised in January 1994 and was recognized as compensation expense.

         Common Stock in Treasury: The Company has purchased 26,800 shares of its common stock for a total cost of $214,579 (or an average of $8.00 per share). In connection with the acquisition of the High School Gridiron Report assets, 15,000 shares were issued from the treasury stock. The remaining treasury shares have a total cost of $135,469 (or an average of $11.48 per share).


15.  INCOME TAXES:

         A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax income (loss) from continuing operations follows:

                                                    1995     1994     1993
                                                    ----     ----     ----
         Statutory rate                             (34)%     34%      34%
         Increase (decrease) in tax rate
           resulting from:
           Loss limitations and
             valuation allowance                     38
           Utilization of loss carryforwards                 (53)
           State income taxes                       130
           Benefit from stock options                                 (11)
           Dividend income                                             (1)
                                                    ---      ----     ----
             Effective rate                         134 %    (19)%    (22)%
                                                    ===      ====     ====

         Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The adoption of SFAS 109 resulted in an income tax benefit of $13,600 in fiscal year 1994.

                                                    1995          1994
                                                  ---------    ----------
         Deferred tax assets:
           Net operating loss carryforwards       $ 374,000    $1,541,000
           Amortization of intangibles              133,000
           Other                                    158,800       156,000
                                                  ---------    ----------
         Total deferred tax assets                  665,800     1,697,000
           Valuation allowance                     (364,400)   (1,697,000)
                                                  ---------    ----------
         Net deferred tax assets                    301,400
                                                  ---------

         Deferred tax liabilities:
           Cash to accrual adjustment              (262,500)
           Other                                    (38,900)
                                                  ---------
         Total deferred tax liabilities            (301,400)
                                                  ---------    ----------
         Total deferred taxes, net                $   --       $   --
                                                  =========    ==========

         The Company has a net operating loss of $1,069,000 available which expires from 2007 through 2010. These losses can only be offset with future income.

         For the year ended June 30, 1993, in accordance with Accounting Principles Bulletin No. (11) "Acounting for Income Taxes", the tax effects of timing differences generating deferred income tax and the current provision credited to operations are summarized below:

         Sales of investments in common stock     $(228,000)
         Deductible                                 (96,400)
         Current provision                          (55,000)
                                                  ---------
           Total                                  $(379,400)
                                                  =========


16.  GAINS FROM SALE OF SECURITIES:

         In July, 1994, the Company borrowed $1,000,000 to fund the exercise by the Company of a common stock purchase warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,493 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The Company subsequently sold all these securities and recognized a gain of $1,580,000.

         During the fiscal years ended June 30, 1994 and 1993, the Company realized gains from the sale of an issue of marketable equity securities of $937,365 and $3,177,203, respectively. The Company accounted for its investment in marketable equity securities under the cost method.


17.  RELATED PARTY TRANSACTIONS:

         A former director of the Company is the senior managing director of a private merchant banking firm which was paid approximately $5,700, $21,000 and $84,000 for investment advisory services in 1995, 1994 and 1993, respectively. In connection with the acquisition of

         Alliance, a finders fee totaling $100,000 was paid to the merchant banking firm in fiscal 1995, along with the former director and the other principal owner of the merchant banking firm each receiving 9,375 restricted common shares of the Company valued at $2.67 per share and warrants to purchase 6,250 common shares at $8.00 per share.

         On June 9, 1994, Bullhead borrowed $350,000 from the Company's former chief executive officer and its former president and pledged its equity interest in the Laughlin land as security for repayment of the loan. The note was due July 31, 1995 with interest at the rate of 7.25% (the Bank of America Nevada prime rate at the time of execution). The promissory note and interest of $8,695 were repaid in advance on October 4, 1994.

         A former director of the Company, and another person serving as secretary in 1993, were each partners in different law firms that provided legal services for which the Company recognized expenses aggregating approximately $31,000, $11,000, and $21,000 in 1995, 1994 and 1993, respectively.

         In April 1995, the former chairman of the Company purchased property and equipment owned by the Company with a cost of $160,109 and net book value of $5,870 for a discounted appraised value of $11,000 in cash.

         Also see footnotes 3, 5, 12, 13 and 14 for additional related party transactions.


18.  SUBSEQUENT EVENTS (UNAUDITED):

         On September 28, 1995, the Company signed a letter of intent to acquire Forms Direct, Incorporated ("FDI"). FDI, a private company based in Frederick, Maryland, provides high quality direct mail services in the fields of sophisticated target marketing and complex personalization, with annual sales of over $20 million. Terms of the acquisition call for cash, notes and stock, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement, additional investigation and obtaining adequate financing, and is expected to be completed by December 31, 1995.

         On October 6, 1995, the Company entered into an option agreement with certain parties unrelated to the Company whereby, in consideration of payment to the Company of $150,000, the option holder may purchase the land for $2.0 million. The term of the option expires on April 8, 1996. Under certain circumstances, the Company has the right to repurchase this option before its expiration.

         On October 12, 1995 the long term obligations to related party were revised such that the October 1, 1995 payment of $375,000 and interest payments due in the second quarter of fiscal 1996 will be paid over a twelve month period commencing January 1996 together with interest at 10%. The deferred interest payment is due earlier if the Company completes certain financing by December 31, 1995.

                                  SCHEDULE I

                          ALL-COMM MEDIA CORPORATION
                           CONDENSED BALANCE SHEET

                                June 30, 1995


ASSETS

Current Assets:
  Cash and cash equivalents                                          $  479,045
  Other current assets                                                   93,781
                                                                     ----------
      Total current assets                                              572,826
                                                                     ----------
Property and equipment, at cost                                          26,992
Accumulated depreciation                                                  3,175
                                                                     ----------
Net property and equipment                                               23,817
Investments in and advances to subsidiaries                           5,136,786
Other assets                                                              9,355
                                                                     ----------
Total assets                                                         $5,742,784
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable other                                                 $   72,000
  Trade accounts payable                                                167,838
  Accrued salaries and wages                                             75,366
  Other accrued expenses                                                263,048
                                                                     ----------
      Total current liabilities                                         578,252
                                                                     ----------

Stockholders' equity:
  Common stock                                                           30,281
  Additional paid-in capital                                         10,300,847
  Treasury shares, at cost                                             (135,469)
  Accumulated deficit                                                (5,031,127)
                                                                     ----------
      Total stockholders' equity                                      5,164,532
                                                                     ----------
Total liabilities and stockholders' equity                           $5,742,784
                                                                     ==========

                                  SCHEDULE I

                          ALL-COMM MEDIA CORPORATION
                      CONDENSED STATEMENT OF OPERATIONS

                           Year Ended June 30, 1995

Income:
  Gains from sales of securities                                    $1,579,539
  Equity in net losses of subsidiaries                                 (18,320)
                                                                    ----------
      Total                                                          1,561,219
                                                                    ----------

Costs and expenses:
  General and administrative                                         1,390,186
  Service fees charged by related parties                                5,728
  Depreciation                                                           2,956
                                                                    ----------
      Total                                                          1,398,870
                                                                    ----------

Income from operations                                                 162,349
                                                                    ----------

Other income (expense):
  Loan commitment fee                                                 (300,000)
  Interest income                                                       15,446
  Interest expense                                                      (8,972)
  Other, net                                                               318
                                                                     ---------
Subtotal                                                              (293,208)
                                                                     ---------
Loss from continuing operations before income taxes                   (130,859)

Loss from discontinued operations:
  Gain on sale of discontinued operations                              322,387
  Loss from discontinued operations                                    (81,131)
                                                                      --------
Net income                                                          $  110,397
                                                                    ==========

                                  SCHEDULE I

                          ALL-COMM MEDIA CORPORATION
                      CONDENSED STATEMENT OF CASH FLOWS

                           Year Ended June 30, 1995


Operating activities:
  Net cash flows used by operating activities                      $(3,313,795)
                                                                   -----------

Investing activities:
  Proceeds from sales of investments in securities                   2,682,811
  Purchase of investment in securities                              (1,063,272)
  Proceeds from sale of STI                                            800,000
  Acquisition of Alliance Media Corporation                           (308,181)
  Investments in and advances to subsidiaries                          (36,048)
  Purchase of property and equipment                                    19,613
                                                                    ----------
      Net cash provided by investing activities                      2,094,923
                                                                    ----------

Financing activities
  Proceeds from issuances of common stock                            1,226,593
  Proceeds from note payable other                                   1,000,000
  Repayments of note payable other                                  (1,072,000)
  Repayments of other notes payable                                   (350,000)
                                                                    ----------
      Net cash provided by financing activities                        804,593
                                                                    ----------
Net increase in cash and cash equivalents                              414,279

Cash and cash equivalents at beginning of year                          64,766
                                                                    ----------
Cash and cash equivalents at end of year                            $  479,045
                                                                    ==========