Form 10-K/A
period 1995-06-30
ALL-COMM MEDIA CORP
filed 1995-10-27
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED] For the fiscal year ended June 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period from ________________________ to _________________________

                        Commission file number 0-16730

                          ALL-COMM MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)


                 Nevada                                  88-0085608
----------------------------------------    ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.]
of incorporation or organization)

400 Corporate Pointe, Suite 780
Los Angeles, California                                    90230
----------------------------------------              ---------------
(Address of principal executive offices]                 (Zip Code)


Registrant's telephone number, including area code:            (310) 342-2800
                                                              ----------------
Securities registered pursuant to Section 12(b) of the Act:         None
                                                              ----------------
Securities registered pursuant to Section 12(g) of the Act:         None
                                                              ----------------


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

                               Yes  X   No
                                   ---     ---
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

As of October 10, 1995, there were 3,016,293 shares of the Registrant's common stock outstanding.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Board of Directors is divided into three classes (I, II and III), with one class being elected every year for a term of three years (subject to All-Comm Media's By-Laws).

                               CLASS I DIRECTORS

BARRY PETERS (54), CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICE AND DIRECTOR. Mr. Peters has served in this capacity since April 1995, prior to which, since January 1994, he was Chairman of the Board and Chief Executive Officer of Alliance Media Corporation, a private company formed for the purpose of acquiring Stephen Dunn & Associates, Inc. From December 1992 to July 1993 he was employed as a financial consultant at Wheat First Securities Corp., a securities investment firm, and from August 1988 to December 1992, he was Managing director of Vector Holdings L.P., a private investment company of which Mr. Peter's was the sole shareholder.

E. WILLIAM SAVAGE (52), PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Mr. Savage has served in this capacity since April 1995. Prior to the merger, since January 1994, he was President and Chief Operating officer of Alliance Media Corporation. From 1989 to the present, Mr. Savage has served as President and sole shareholder of Movie Theatre Associates, Inc., the corporate general partner of Movie Theatre Investors, Ltd., a company which finances multiplex movie theaters.

                               CLASS II DIRECTORS

WILLIAM E. CHAIKIN (75), DIRECTOR, since April 1995, has been a general partner of fund of Feature Films I & II since 1983. The principal business of the partnership is the acquisition and distribution of feature films to theaters, television, cable and home video. Mr. Chaikin also served, from 1984 to 1995, as a director and member of the audit and compensation committees of Caesars World, Inc.

C. ANTHONY WAINWRIGHT (62), DIRECTOR, since April 1995, has been Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc. since June 1995. From October 1989 to June 1995 he was a senior executive with Cordient PLC's Compton Partners, Saatchi & Saatchi. He is presently a director of Gibson Greetings, Inc., Del Webb Corporation, American Woodmark Corporation and Specialty Retail Group, Inc.

                              CLASS III DIRECTOR

H. WILLIAM COOGAN, JR. (41), DIRECTOR , since April 1995. From June 1992 to June 1995, Mr. Coogan was Managing Director-Head of Corporate Finance of Libra Investments, Inc., a specialty investment banking firm. Since August 1991, Mr. Coogan has also served as Chairman, Chief Investment Officer and a director of Southern Title Insurance Corp. (an insurance company) and Chairman, Chief Executive Officer and director of Southern Capital Corporation (an investment and merchant banking firm). From August, 1990 to April, 1991 he was Managing Director-Head of Corporate Finance for Wheat First Butcher & Singer Capital Markets, an investment banking firm and, from September 1982 to July 1990 was Director-Investment Banking at The First Boston Corporation and a Management Partner of C.S. First Boston, the holding company for The First Boston Corporation.

                          OTHER SIGNIFICANT EMPLOYEES

MARTIN S. MCDERMUT (44), VICE PRESIDENT AND CHIEF FINANCIAL OFFICER , since June 1995. From 1990 to 1993, Mr. McDermut was a partner with Coopers & Lybrand. Prior to joining the Company, he was Vice President and Chief Financial Officer for Pet Metro, Inc. from January 1994 to June 1995. Pet Metro, Inc. filed for voluntary bankruptcy protection in April 1995.

STEPHEN DUNN (45), PRESIDENT, STEPHEN DUNN & ASSOCIATES, INC. Mr. Dunn has served as President of Stephen Dunn & Associates, Inc. since its founding in 1983.

THOMAS SCHEIR (42), CHIEF FINANCIAL OFFICER, STEPHEN DUNN & ASSOCIATES, INC. Mr. Scheir has served in this capacity for the last five years.

          COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Forms 3, 4 and 5 with the Commission and the NASDAQ National Market. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file Form 5 for the fiscal year ended June 30, 1995, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1995.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth compensation accrued for the Chief Executive Officer of All-Comm Media and the two most highly paid former executive officers (the "Named Executives"), for the three fiscal years ended June 30, 1995.

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                 Long Term Compensation
                                       ---------------------------------------      -------------------------
                                                                                        AWARDS        PAYOUTS
                                                                                    --------------    -------
                                                                  Other Annual       Stock Option
Name and                    Fiscal                                Compensation          Awards          LTIP       All Other
Principal Position (1)       Year      Salary       Bonus(2)           (3)          (in shares)(4)     Payout    Compensation
----------------------      -------------------------------------------------------------------------------------------------
Barry Peters (2)            1995       $26,442         -               -                    -            -               -
Chairman of the Board
and Chief Executive
Officer

Neil Rosenstein (6)         1995        95,000         -               -                    -            -               -
Former Chairman of          1994        95,000         -               -                    -            -               -
the Board and Chief         1993        95,000         -               -               18,750            -               -
Executive Officer

Louis R. Napoliello (7)     1995        90,000         -               -                    -            -        $118,750(5)
Former President and        1994       135,000         -               -                    -            -               -
Chief Operating Officer     1993       135,000         -               -                    -            -               -
of STI

(1)      Reflects the primary capacity served during fiscal 1995.
(2)      Reflects information since appointment as executive officer on April
         25, 1995.
(3) The Named Executives each received certain prerequisites, the value of which did not exceed the lessor of $50,000 or 10% of such Named Executive's annual salary and bonus in the three years ended June 30, 1995.
(4) Represents the number of shares subject to Options granted during the respective fiscal year.
(5) In connection with the sale of Sports-Tech International, Mr. Napoliello received a cash payment of $80,000, 5,000 restricted shares of the Company's common stock valued at $38,750 and warrants to purchase 2,500 shares of the Company's common stock at $8.00 per share.
(6)      Reflects information from July 1, 1994 to his resignation on April 24,
         1995.
(7)      Reflects information from July 1, 1994 to the sale of STI on March 9,
         1995.

Option Grants: No stock options were granted in the last completed fiscal year to the Named Executive Officers.

Option Exercises and Fiscal Year-End Values: Shown below is information with respect to the exercise of stock options to purchase Common Stock of All-Comm Media during the last fiscal year by each of the Named Executives and the value of unexercised options held by each of them as of the end of the last fiscal year.

                AGGREGATED OPTION EXERCISES IN 1995 FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                          Number of            Value of Unexercised
                         Shares                      Unexercised Options       In-the-Money Options
                        Acquired        Value       at Fiscal Year End (#)    at Fiscal Year End ($)
                      on Exercise      Realized          Exercisable/              Exercisable/
Name                      (#)            ($)            Unexercisable              Unexercisable
------------------------------------------------------------------------------------------------------
Barry Peters               -              -                   -                          -

Neil Rosenstein            -              -                24,475/0                  $21,875/0

Louis R. Napoliello        -              -                6,667/0                    8,333/0

Director Compensation: Current Directors who are not salaried employees of the Company are presently entitled to receive directors' fees of $2,500 per meeting. Prior Directors who were not also salaried employees of the Company were entitled to receive an annual fee of $1,000. Members of the Audit and Compensation Committees receive no fees for their committee services. All directors receive reimbursement of their out-of-pocket expenses incurred to attend meetings of the Board of Directors.

For the fiscal year ended June 30, 1995, outside Directors, Messrs. Chaikin, Coogan and Wainwright, received aggregate fees of $5,000 each.

Employment Agreements: Neil Rosenstein had an employment agreement with the Company pursuant to which he agreed to serve as Chief Executive Officer of the Company through June 30, 1995. The agreement, as modified, provided for an annual salary of $95,000 for fiscal 1994. Effective January 1, 1994, Mr. Rosenstein deferred receiving his salary for the remainder of that fiscal year. As of June 30, 1994, $70,000 had been deferred, of which all has subsequently been paid. Mr. Rosenstein resigned as an officer and director of the Company on April 24, 1995.

Subject to execution of definitive agreements, on October 16, 1995, the Board of Directors of the Company authorized the Company to enter into three-year employment arrangements with Messrs. Peters and Savage. Such agreements will provide for annual compensation in the amount of $125,000 each, with annual increases based on the consumer price index, plus an annual bonus for fiscal 1996 of up to $50,000 each, based on the overall qualitative and quantitative performance (to be determined) of the Company. Also, the agreement will provide for severance payments of $500,000 each, in the event of a change in control (to be determined) or termination without cause.

Compensation Committee Interlocks and Insider Participation: The current Compensation Committee consists of three non-employee directors, Messrs. Chaikin, Coogan and Wainwright. Prior to the merger with Alliance Media Corporation, compensation of executive officers of the Company was determined by the Board of Directors of the Company. No other officer or employee of the Company, other than Mr. Neil Rosenstein, Former President, Chief Executive Officer and Director of the Company and Mr. Arnold Rosenstein, who was formerly an officer of the Company, participated in the deliberation of the Board of Directors of the Company concerning executive compensation. None of the executive officers of All-Comm Media serves as a director of another corporation in a case where an executive officer of such other corporation serves as a director of All-Comm Media.

Compensation Committee Report on Executive Compensation: The compensation of the Named Executives, as well as other executive officers of the Company, is determined by the Compensation Committee of the Board of Directors. The compensation of such persons consists primarily of salary, bonuses and short- and long-term incentive plans, whereby the Company has aligned the executive officers' financial interests with the financial interests of the Stockholders of the Company.

As determined by the Compensation Committee, an executive officer's total compensation package is comprised of three components; (1) base salary, (2) bonuses, and (3) stock options.

In determining the base salary and certain bonus arrangements for the executive officers, the Compensation Committee considers a number of factors, including the executive's level of responsibility, achievements, and present and future value to the Company relative to comparable positions at other companies in the industry.

In addition to base salary, executive officers may be eligible to receive annual bonuses, which will be determined based upon the Company's meeting of specific economic targets, which may be set forth in such officer's employment agreement, if any, and at the discretion of the Board of Directors. In determining bonuses within its discretion, the Board, acting upon the recommendation of the Compensation Committee, will consider the overall operating performance of the Company during the period, as well as the position and responsibility of the executive and the executive's service and contributions to the Company during the year.

In addition to salary and bonus, executives may also be granted stock options including options under the 1991 Plan. Stock options are intended to assist in encouraging executive officers as well as other key management employees to acquire a proprietary interest in the Company through ownership of its Common Stock. The Company views stock options as yet another method to bring together the interests of management and stockholders on a long-term basis. Strong financial performance by the Company over time can be expected to lead to stock price appreciation, enabling the Company's executives to participate in such appreciation, should it be realized.

In considering which employees, including executive officers, are to receive stock option grants, as well as the number of options to be granted, the Compensation Committee considers the employee's position and responsibility, the service and accomplishments of such employee, the employee's present and future value to the Company, as well as the anticipated length of the employee's future service to the Company. In considering grants of options to directors, the Compensation Committee considers such person's experience, professional associations, accomplishments and future value to the Company. No stock options were issued in fiscal 1995.

Additional information concerning the salary, bonus and stock option grants for the Company's executive officers can be found in the tables appearing herein.

In fulfilling its responsibilities, the Compensation Committee's goal is to closely ally the interest of management and the Stockholders. The Compensation Committee, therefore, believes that the short- and long-term financial performance of the Company should be a key determinant of overall executive compensation.

Performance Graph: The graph below provides a comparison of All-Comm Media's cumulative total stockholder return with the NASDAQ Stock Market, NASDAQ Computer and Data Processing (Computer Integrated System Design) Index and a new Peer Group.

The graph assumes the investment of $100 on June 30, 1990 in All-Comm Media Stock, the NASDAQ Stock Index, NASDAQ Computer and Data Processing (Computer Integrated Systems Design) and the Peer Group common stock (with the exception of Dimac, Inc., which began trading in August 1994, and Sitel Corporation, which began trading in June 1995) and reinvestment of stock and cash dividends. The returns of each company in the Peer Group have been weighted annually for their market capitalization at June 30th of each year.

Until the former management of the Company disposed of Sports-Tech International, Inc. and ceased the operations of High School Gridiron Report in March, 1995, the Company competed with companies in the computer integrated systems design industry. Establishments in this industry primarily engage in developing or modifying computer software and packaging, or bundling, the software with purchased computer hardware (computers and computer peripheral equipment) to create and market an integrated system for specific applications.

On April 25, 1995, the Company merged with Alliance Media Corporation and Stephen Dunn & Associates, Inc. ("SD&A"). Upon consummation of the merger, members of the board of directors of the Company resigned and a new Board was appointed. Through SD&A, the Company now operates in one industry segment, providing telemarketing, telefundraising and direct marketing services for the arts, educational and other institutional tax-exempt organizations. The Company's mission is to create a growth-oriented direct marketing and media services company through acquisition and internal growth. It now competes in the direct marketing industry. Its peer group consists of Dimac Corporation, Dimark, Inc., Sitel Corp., Acxiom Corp., Fair-Isaac & Company and LCS Industries, Inc.

             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
            ALL-COMM MEDIA, NASDAQ STOCK MARKET, NASDAQ COMPUTER AND
              DATA PROCESSING (COMPUTER INTEGRATED SYSTEM DESIGN)
                                AND A PEER GROUP

                                    GRAPH

                                                         June 30
                                                         -------
                                     1990    1991     1992    1993     1994    1995
                                     ----    ----     ----    ----     ----    ----
All-Comm Media Value                 $100    $ 53     $ 94    $200     $ 52    $ 91
NASDAQ Stock Market                   100     106      127     160      162     215
NASDAQ Computer and Data
  Processing Index                    100     106      146     186      186     306
Peer Group                            100      89      126     238      349     683

ITEM 12 - SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of September 30, 1995, information concerning the ownership of shares of Common Stock by (i) each beneficial owner of more than five percent of the outstanding shares of Common Stock ("Beneficial Holder"), (ii) each director of All-Comm Media, (iii) each Named Executive, and
(iv) all directors and executive officers of All-Comm Media as a group, and the percentage ownership of such outstanding Common Stock.

                    OWNERSHIP OF ALL-COMM MEDIA COMMON STOCK

Name and Address of Beneficial                              Amount and Nature of
Holder and Name of Named Executive,                         Beneficial Ownership of           Percent
Director or Identity of Group (3)                           Common Stock                      of Class
------------------------------------------------------------------------------------------------------
Named Executives:
-----------------

Barry Peters (1)                                                   210,381                     6.98%
E. William Savage (2)                                              200,588                     6.65%

Directors, other than Mr. Peters and Mr. Savage:
-----------------------------------------------

William E. Chaikin                                                   3,408                     *
H. William Coogan, Jr.                                               3,408                     *
C. Anthony Wainwright                                                3,408                     *

All Directors and Executive Officers and Significant
  Employees as a group (6 persons)                                 458,161                    15.19%

* less than 1%

(1) Includes 10,250 shares owned by his daughters, of which Mr. Peters disclaims beneficial ownership.
(2) Includes 15,627 shares owned by his brother, of which Mr. Savage disclaims beneficial ownership.
(3)   Each person has an address in care of the Company.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Former Company Counsel: Robert L. McDonald, Sr., a former director of the Company, is a senior partner of McDonald, Carano, Wilson, McCune, Bergin, Frankovich & Hicks ("McDonald Carano"), former general counsel to the Company. The total amount of fees paid by the Company for services rendered by McDonald Carano for the fiscal year ended June 30, 1995 did not exceed 5% of the firm's total revenues. Additionally, Mr. A.J. Hicks, a partner in McDonald Carano, previously served as Assistant Secretary to the Company and to its subsidiaries.

Investment Banking Services: Marshall S. Geller, a former director of the Company and former chairman of its Executive Committee was a Senior Managing Director of Golenberg & Geller, Inc., a private merchant banking firm. Prior management of the Company retained Golenberg & Geller, Inc. during the 1995 fiscal year to perform investment banking and financial advisory services. The amount of fees paid by the Company for services rendered by Mr. Geller's firm for the fiscal year ended June 30, 1995 was $5,700. At that time, the Company also retained Golenberg & Geller, Inc. and Whale Securities Co., L.P. ("Whale") to perform investment banking and financial advisory services in connection with the merger of the company with Alliance Media Corporation. The finders' fee paid in connection with the merger with Alliance was $200,000, which was divided as follows: $100,000 to Golenberg & Geller, Inc.; $50,000 to Whale; and $50,000 to Millennium Capital Corp., one of the co-finders in the transaction ("Millennium"). In addition, each of Mr. Geller, Mr. Golenberg, Whale and Millennium received 9,375 shares of the Company's Common Stock and a three-year warrant for 6,250 shares of the Common Stock at a price of $8.00 in further payment for their services.

Florida Gaming Corporation Loan: On July 15, 1994, in order to fund the exercise price of the warrant which the Company owned to acquire shares of Florida Gaming Corporation ("FGC"), the prior management of the Company entered into a loan agreement (the "FGC Loan") for $1,000,000 with a group of lenders (the "Lenders"), which included Messrs. Marshall Geller (former director), Arnold Rosenstein (former president), and Neil Rosenstein (former Chairman of the Board and Chief Executive Officer) (the "Affiliate Lenders"). The Company borrowed the $1,000,000 available under the Loan Agreement on July 22, 1994. Borrowings were secured by a pledge of the common stock of FGC issuable upon exercise of the warrant. Each of the Affiliated Lenders lent the Company 20% of the total FGC Loan, i.e., $200,000.

Pursuant to the terms of the FGC Loan, borrowings bore interest at "prime rate." In addition, the Company was obligated to pay the Lenders, pro rata, a commitment fee of $300,000, and to pay their attorneys' fees and other expenses incurred in connection with the extension of the FGC Loan. The FGC Loan, including interest of $9,000 and the commitment fee, was repaid by September 21, 1994.

During the period from July 1994 to March 1995, the Company sold the FGC common stock.

Bullhead Mortgage Loan: On June 9, 1994, under the former management, Bullhead Casino Corporation (which has since been renamed All-Comm Holdings, Inc.), a wholly-owned subsidiary of the Company ("Bullhead"), borrowed $350,000 from the Company's former chief executive officer and its president, evidenced by a promissory note and secured by a mortgage on its parcel of land in Laughlin, Nevada. Bullhead loaned the funds borrowed to the Company. The note was due July 31, 1995 with interest at the rate of 7.75% per annum, but was repaid in October 1994.

Purchase of Property and Equipment: In April 1995, prior to the merger with Alliance, the Company's former chairman purchased property and equipment owned by the Company having a cost of $160,000 and net book value of $6,000 for $11,000 cash.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 All-Comm Media Corporation
                                 -------------------------------------
                                 (Registrant)


                                 By:    /s/ Barry Peters
                                 -------------------------------------
                                        Chairman of the Board and
                                        Chief Executive Officer

Date: October 27, 1995