Form 10-Q
period 1995-09-30
ALL-COMM MEDIA CORP
filed 1995-11-17
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended September 30, 1995

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from        to
                                         --------  --------

                         Commission file number 0-16730

                           ALL-COMM MEDIA CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                          88-0085608
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.]
of incorporation or organization)

400 Corporate Pointe, Suite 780
Los Angeles, California                                          90230
---------------------------------------                        ----------
(Address of principal executive offices]                       (Zip Code)

(Former name, former address and former fiscal year, if changed since last report]

Registrant's telephone number, including area code:            (310) 342-2800
Securities registered pursuant to Section 12(b) of the Act:    None
Securities registered pursuant to Section 12(g) of the Act:    None

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

                                    Yes  X   No
                                       ----    ----

As of November 13, 1995, there were 3,022,543 shares of the Registrant's common stock outstanding.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                               SEPTEMBER 30, 1995

PART I - FINANCIAL INFORMATION                                                                Page
                                                                                              ----
      Item 1     Interim Condensed Consolidated Financial Statements
                 (unaudited)

                 Condensed Consolidated Balance Sheets -
                 September 30, 1995 and June 30, 1995                                           3

                 Condensed Consolidated Statements of Operations -
                 Three months ended September 30, 1995 and 1994                                 4

                 Condensed Consolidated Statements of Cash Flows -
                 Three months ended September 30, 1995 and 1994                                 5

                 Notes to Interim Condensed Consolidated Financial
                 Statements                                                                    6-8

      Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                           8-12

      Item 4     Submission of Matters to a Vote of Security Holders                            12


PART II - OTHER INFORMATION

      Item 6     Exhibits and Reports of Form 8-K

                 (a)  Exhibits                                                                  13

                 (b)  Reports on Form 8-K                                                       13

      Signatures                                                                                14

      Exhibit 11      Statements Regarding Computation of Net
                 Income (Loss) Per Share                                                        15

      Exhibit 27 Financial Data Schedule                                                      16-17

                         PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                September 30,     June 30,
ASSETS                                                                             1995             1995
------                                                                          -------------   ------------
Current assets:
   Cash and cash equivalents                                                    $    832,766    $  1,217,772
   Accounts receivable, net of allowance for doubtful
       accounts of $35,552 at September 30 and
       $40,552 at June 30                                                          1,859,350       2,067,977
   Other current assets                                                              138,091         116,468
                                                                                ------------    ------------

       Total current assets                                                        2,830,207       3,402,217

Property and equipment at cost, net                                                  312,987         344,154
Land held for sale at cost                                                           766,651         766,651
Intangible assets at cost, net                                                     7,279,161       7,272,769
Other assets                                                                          42,787          38,700
                                                                                ------------    ------------
       Total assets                                                             $ 11,231,793    $ 11,824,491
                                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Note payable to bank                                                         $     30,106    $     49,694
   Note payable other                                                                 54,000          72,000
   Trade accounts payable                                                            321,432         365,638
   Accrued salaries and wages                                                        700,026         641,507
   Other accrued expenses                                                            463,386         683,954
   Income taxes payable                                                               74,727          94,565
   Current portion of long term obligations to related party                       1,409,663       1,500,000
   Related party payable                                                             375,000         183,701
                                                                                ------------    ------------

       Total current liabilities                                                   3,428,340       3,591,059

Long term obligations to related party less current portion                        2,715,337       3,000,000
Other liabilities                                                                     59,610          68,900
                                                                                ------------    ------------
   Total liabilities                                                               6,203,287       6,659,959
                                                                                ------------    ------------
Commitments and contingencies
Stockholders' equity:
   Class B convertible preferred stock - authorized
       50,000 shares of $.01 par value; none issued
   Common stock - authorized 6,250,000 shares of $.01
       par value; 3,028,092 shares issued                                             30,281          30,281
   Additional paid-in capital                                                     10,300,847      10,300,847
   Accumulated deficit                                                            (5,167,153)     (5,031,127)
   Less 11,800 shares of common stock in treasury,
       at cost                                                                      (135,469)       (135,469)
                                                                                ------------    ------------

       Total stockholders' equity                                                  5,028,506       5,164,532
                                                                                ------------    ------------

       Total liabilities and stockholders' equity                               $ 11,231,793    $ 11,824,491
                                                                                ============    ============


See Notes to Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)


                                                                  1995            1994
                                                               -----------    -----------
Sales                                                          $ 3,926,438
Cost of sales                                                    2,699,371
                                                               -----------

   Gross profit                                                  1,227,067

Operating Expenses:

Selling, general and administrative                             (1,124,014)   $  (240,918)
Amortization of intangible assets                                  (90,226)
                                                               -----------    -----------

   Income (loss) from operations                                    12,827       (240,918)
                                                               -----------    -----------
Other income (expense):

   Non-recurring gain from sales of securities                                  1,335,413
   Loan commitment fee                                                           (300,000)
   Interest income                                                   3,244            135
   Interest expense                                                (98,802)       (18,275)
                                                               -----------    -----------

   Total                                                           (95,558)     1,017,273
                                                               -----------    -----------
   Income (loss) from continuing operations
       before income taxes                                         (82,731)       776,355
   Provision for income taxes                                      (53,295)
                                                               -----------    -----------
Income (loss) from continuing operations
   before discontinued operations                                 (136,026)       776,355
Loss from discontinued operations                                                 (41,141)
                                                               -----------    -----------

   Net income (loss)                                           $  (136,026)   $   735,214
                                                               ===========    ===========
Income (loss) per share:
   From continuing operations                                  $      (.05)   $       .54
   From discontinued operations                                                      (.03)
                                                               -----------    -----------

Income (loss) per share                                        $      (.05)   $       .51
                                                               -----------    -----------
Weighted average common and common
   equivalent shares outstanding                                 3,016,028      1,444,531
                                                               ===========    ===========


See Notes to Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                   (unaudited)


                                                                  1995            1994
                                                               -----------    -----------
Operating activities:
   Net income (loss)                                           $  (136,026)   $   735,214
   Adjustments to reconcile loss to net cash used
     in operating activities:
       Gains from sales of securities                                          (1,378,801)
       Depreciation                                                 44,863         10,055
       Amortization                                                 90,226
   Changes in assets and liabilities:
       Accounts receivable                                         208,627
       Other current assets                                         (9,326)         8,794
       Other assets                                                 (4,087)        29,324
       Trade accounts payable                                      (28,106)        13,955
       Accrued expenses and other current liabilities              (64,249)        24,643
       Income taxes payable                                        (19,838)
       Discontinued operations, net                                                12,135
                                                               -----------    -----------

   Net cash provided by (used in) operating activities              82,084       (544,681)
                                                               -----------    -----------
Investing activities:
   Proceeds from sales of investments in securities                             1,924,299
   Purchase of investment in securities                                          (999,788)
   Purchase of property and equipment                              (13,696)
   Payments relating to acquisition of Alliance and SD&A           (40,806)
   Investing activities of discontinued operations, net                            (5,844)
                                                               -----------    -----------

       Net cash provided by (used in)investing activities          (54,502)       918,667
                                                               -----------    -----------
Financing activities:
   Proceeds from (repayments of) bank loans                        (19,588)      (150,000)
   Proceeds from note payable other                                             1,000,000
   Repayments of notes payable other                               (18,000)    (1,018,000)
   Repayment of related party obligation                          (375,000)
   Financing activities of discontinued operations                                 (5,548)
                                                               -----------    -----------

   Net cash used in financing activities                          (412,588)      (173,548)
                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents              (385,006)       200,438
   Cash and cash equivalents at beginning of period              1,217,772        419,149
                                                               -----------    -----------

Cash and cash equivalents at end of year                       $   832,766    $   619,587
                                                               ===========    ===========

Supplemental disclosures of cash flow data:
   Cash paid (received) during the period for:
       Interest                                                $    96,133    $    21,343
       Loan commitment fee                                                    $   300,000
       Federal income tax paid                                 $    55,550


Supplemental schedule of non cash investing and financing activities:

The Company issued 37,500 shares of common stock valued at $150,000 in 1995 in settlement of a 1994 liability for early termination of a consulting agreement.

In October 1995, in accordance with the acquisition agreement between Alliance Media Corporation and the former owner of SD&A the purchase price was increased by $92,702.


See Notes to Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

      The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of All-Comm Media Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995. Certain reclassifications have been made in the fiscal 1995 interim financial statements to conform with the fiscal 1996 presentation.

2.  NET INCOME PER COMMON SHARE

      Net income (loss) per common share is computed based upon the weighted average number of shares outstanding during the periods presented and common stock equivalents unless antidilutive. Primary and fully diluted income (loss) per share are the same in the periods presented.

3.  ACQUISITION OF ALLIANCE MEDIA CORPORATION AND STEPHEN DUNN & ASSOCIATES,
INC.

      On April 25, 1995, the Company acquired all of the outstanding common shares of Alliance Media Corporation ("Alliance") and its wholly owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A").

      These acquisitions were accounted for using the purchase method. The operating results of these acquisitions are included in the results of operations from the date of acquisition.

4.  DISCONTINUED OPERATIONS

      On March 8, 1995, the Company completed the sale of Sports-Tech International ("STI") pursuant to a definitive agreement dated December 7, 1994.

      Concurrent with the closing of sale of STI, all operations of High School Gridiron Report ("HSGR") were ceased. Accordingly, STI and HSGR are reported as discontinued operations in fiscal 1995, and the consolidated financial statements have been reclassified to report separately the net assets, operating results, gain on disposition and cash flows of these operations.

      Revenues of these discontinued operations for the three months ended September 30, 1994 were $944,588.


5.  LONG TERM OBLIGATIONS TO RELATED PARTY

      In October 1995, in connection with restructuring the long term obligations related to the acquisition of SD&A, terms were modified to include $375,000 and related interest payments due in the second quarter of fiscal 1996 be paid over a twelve month period commencing January, 1996 together with interest at 10%. The deferred interest payment is due earlier if the Company completes certain financing by December 31, 1995. Previously scheduled quarterly principal payments of $375,000 and monthly interest payments resume on January 1, 1996.

6.  INCOME TAXES

      In the three month period ended September 30, 1995, the income tax provision on continuing operations totaled $53,000 on losses from continuing operations of $83,000. The provision resulted from state and local income taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available. The effective state tax rate of 13% is higher than the estimated state statutory rate of 10% due to reversal of deferred taxable income and increase in the tax valuation allowance. No provision was necessary on income from continuing operations for the three months ended September 30, 1994 due to available net operating loss carryforwards.

7.  POTENTIAL ACQUISITION

      On September 28, 1995, the Company signed a non-binding letter of intent to acquire Forms Direct, Incorporated ("FDI"). FDI, a private company based in Frederick, Maryland, provides high quality direct mail services. Terms of the acquisition call for cash, notes and stock, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement, additional due diligence investigation and obtaining adequate financing, and may be completed in the first quarter of calendar 1996. There can be no assurance, however, that this acquisition will be completed.

8.  SUBSEQUENT EVENTS

      On October 6, 1995, the Company entered into an option agreement with certain parties unrelated to the Company whereby, in consideration of payment to the Company of $150,000, the option holder may purchase undeveloped land in Laughlin,

Nevada owned by the Company for $2.0 million. The term of the option expires on April 8, 1996. Under certain circumstances, the Company and the Option Holders have the right to, respectively, buy back or sell back the option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Introduction

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three month period ended September 30, 1995. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. As more fully described in Footnote 3 to the consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K, on April 24, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. The management and the board of directors of Alliance were elected as management and board of directors of the Company and the former management and directors ceased their association with the Company. These acquisitions have been reflected in the consolidated financial statements using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows include the operations of Alliance and SD&A from April 25, 1995.

      Also, as more fully described in Footnote 5 to the consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K, in fiscal 1995, the Company discontinued the operations of Sports-Tech International, Inc. and High School Gridiron Report. In December, 1994 the Company agreed to sell Sports-Tech International and closed the HSGR operation. The Consolidated Financial Statements have been reclassified to report the net assets, operating results, gain on disposition and cash flows of these operations as discontinued operations. With the disposition of the STI operations, closure of the HSGR operations, and the acquisition of Alliance and change of management and directors, the Company is now operating as a direct marketing services provider with its initial concentration in a telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other institutional tax-exempt organizations.

Results of Operations for the three months ended September 30, 1995, compared to the three months ended September 30, 1994

      Continuing Operations: Sales and cost of sales totaled approximately $3,926,000 and $2,738,000, respectively for the three months ended September 30, 1995 (the "current period") as compared with no similar amounts incurred in the three months ended September 30, 1994 (the "prior period"). These increases are due to the inclusion of SD&A operations for the current period. In the current period, net sales from telemarketing and telefundraising totaled $3,421,000 and sales from off-site campaigns totaled $505,000. Due to the seasonal nature of the telemarketing and telefundraising business, revenues and cost of sales are expected to decrease in the next two fiscal quarters. Historically, telemarketing and telefundraising revenues are seasonal in nature, with a larger portion of revenues occurring in the first and fourth fiscal quarters.

      Cost of sales represents labor and telephone expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 30% and 37%, respectively, for the current period.

      Selling, general and administrative expenses include all selling, general and administrative expenses of SD&A and the expense of central services the Company provides to manage its divisional operations, SD&A, and previously its discontinued operations, STI and HSGR, and include senior corporate management, accounting and finance, general administration and legal services. As a result of the Company's direct marketing services strategy, it now also includes expenses relating to the identification and evaluation of potential acquisitions. It also includes certain expenses associated with the finalization and closure of pre-merger operations and related issues. Corporate general and administrative expenses increased $883,000 to $1,124,000 in the current fiscal period as compared with $241,000 in the prior period.

      Approximately $796,000 of the increase resulted from the inclusion of SD&A selling, general and administrative expenses for the current period. Salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and board caused $82,000 of the increase. Legal expenses increased $8,000 in the current period. Prior year expenses included preliminary preparation of a registration statement. Current period expenses included finalization of issues related to prior operations of the Company, as well as efforts involved in the planning and execution of the new corporate strategy. Accounting and tax fees have increased approximately $24,000 due to reporting requirements surrounding the acquisition of Alliance and SD&A and disposition of STI. Amortization of prepaid directors and officers insurance premium increased approximately $7,000 due to an increase in coverage. Rent, office expenses and depreciation expense decreased by $20,000 as the Company maintained two corporate offices in the prior period and now only maintains one. Other expenses decreased by $14,000 principally because the Company's other minor operating subsidiaries in the prior period were substantially inactive in the current period.

      Income before interest, taxes, depreciation and amortization totaled approximately $148,000 in the current quarter.

      Pretax operating income from the SD&A operation totaled approximately $430,000 in the current quarter and corporate expenses totaled $417,000, including $92,000 in corporate depreciation and amortization. A portion of corporate expenses also included legal, accounting, consulting and corporate staff expenses which pertained to resolving issues related to the prior operations of the Company. These expenses are expected to decrease as the issues are resolved. In the current period and subsequent thereto, the Company has taken various steps to eliminate and/or reduce expenses, including the elimination of full and part-time employee positions to more effectively apply the corporate staff resources to the current and future growth and acquisition needs of the Company.

      Amortization of intangible assets totaled approximately $90,000 in the current period and related to the amortization of the covenant-not-to-compete and goodwill, over five years and forty years, respectively, acquired in the Alliance and SD&A transaction.

      A non-recurring net gain from sales of securities totaled $1,335,000 in the prior period and resulted from the exercise by the Company of a common stock purchase warrant held as an investment. In July, 1994, the Company borrowed $1,000,000 to fund the exercise of the warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,000 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The $300,000 loan commitment fee was paid as an inducement to this group of investors to provide the money necessary to exercise the warrant before its expiration on July 31, 1994.

      Interest expense increased approximately $81,000 in the current period and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition.

      In the current period, the income tax provision on continuing operations totaled $53,000 on losses from continuing operations of $83,000. The effective state tax rate of 13% is higher than the estimated state statutory rate of 10% due to reversal of deferred taxable income and increase in the tax valuation allowance. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

      Discontinued Operations: The loss from discontinued operations in the prior period relates to the STI and HSGR operations which were either sold or closed in fiscal 1995. No amounts related to discontinued operations were incurred in the current period.

Capital Resources and Liquidity

      During the three month period ended September 30, 1994 the Company used net cash in operations of $544,000 and $150,000 to pay down notes payable. The Company financed these cash needs through the sale of equity investments which totaled $1,925,000 in the prior period. As previously discussed, these equity securities were acquired when the Company exercised a common stock purchase warrant for payment of $1,000,000.

      In the current period, the Company generated net cash from operating activities of approximately $82,000. Due to seasonal decreases in sales, accounts receivable relating to the SD&A operation have decreased $209,000 in the current period and trade accounts payable and accrued liabilities have decreased $112,000. Additional cash was used in the current period at the corporate level to pay $375,000 of obligations due to the sole selling shareholder arising from the acquisition of SD&A, $18,000 to pay down other note obligations and $55,000 to pay for fixed assets and paydown acquisition related costs.

      In October 1995, the long term obligations due to the sole selling shareholder of SD&A were restructured so that the October 1, 1995 payment of $375,000 and interest due in the second quarter of fiscal 1996 will be paid over a twelve month period commencing January 1996, together with interest at 10%. Previously scheduled quarterly principal payments of $375,000 and monthly interest payments resume on January 1, 1996.

      Subsequent to the quarter ended September 30, 1995, the Company increased its cash balances by entering into an option agreement whereby, in consideration of a cash payment to the Company of $150,000, the option holder may purchase the Company's undeveloped land in Laughlin, Nevada, for $2,000,000. Under certain conditions, the Company and the Option Holders have the right to, respectively, buy back or sell back the option. This agreement expires on April 8, 1996. The Company is also seeking to increase its cash balances through the sale of this land or issuance of a senior note instrument which may include this land as collateral.

      The Company believes that funds available from operations, from the potential sale of or borrowing against the Laughlin land, and the ongoing ability to raise funds through a private placement of equity securities will be adequate to finance its operations and meet interest and debt obligations in the next twelve months. There can be no assurance, however, that subsidiary operations will generate sufficient cash flows, that the Laughlin, Nevada land will be sold, or that funds will be available by borrowing against the land or that funds will be available through a private placement of equity securities at terms acceptable to the Company, if at all. Also, if funds are not available on a timely basis, the Company may be required to negotiate the modification of debt obligations, as well as effecting additional reductions in corporate expenses to meet its cash needs.

      As part of the Company's ongoing development strategy and acquisition program, additional financing may be required thereafter to meet potential contingent acquisition payments if defined results of operations are achieved, as well as operating and debt payments. There can be no assurance, however, that such capital will be available at terms acceptable to the Company, or at all.

      The Company has announced a non-binding letter of intent to purchase Forms Direct, Incorporated ("FDI"), a direct mail services company. FDI, a private company based in Frederick, Maryland, provides high quality direct mail services. Terms of the acquisition call for cash, notes and stock, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement, additional due diligence investigation and obtaining adequate financing. There can be no assurance, however, that this acquisition will be completed.

      The Company is also currently involved in acquisition discussions with other entities. The Company expects these acquisitions will require cash payments, plus issuances of common stock and notes payable to the sellers, as well as contingent payments based on future operating profits and performance. Depending on market conditions, the Company intends to finance the cash portions of the purchase prices of these acquisitions, as well as to obtain additional working capital, through the issuance of common or preferred stock and/or convertible indebtedness. The Company is currently in negotiations with various entities to provide such financing. The Company intends to finance additional acquisitions in a similar manner. Although the Company believes that it will be successful in obtaining the financing necessary to complete the acquisitions now contemplated, and those in the future, there can be no assurances that such capital will be available at terms acceptable to the Company, or at all, or that the acquisitions will be completed.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 22, 1995 the Company held a Special Meeting of Shareholders to vote on management's proposal to amend the Company's Amended and Restated Articles of Incorporation to change the name of the Company to All-Comm Media Corporation. The shares voted were as follows, after giving effect to the one-for-four reverse stock split:


                          For                               2,022,870
                          Against                               1,946
                          Abstentions                           2,725
                          Broker non-votes                     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)    Exhibits

            3.   Certificate of Amendment to the Articles of Incorporation (a)
           10.   Option Agreement (b)
           11.   Statement Regarding Computation of Net Income per Share
           27.   Financial Data Schedule

      (a) Incorporated by reference from Exhibit 3(iii) to the Company's Form 10-K for the year ended June 30, 1995.
      (b) Incorporated by reference from Exhibit 10.3 to the Company's Form 10-K for the year ended June 30, 1995.

B)    Reports on Form 8-K

            1.   On July 21, 1995, and as amended on August 9, 1995, the
                   Company disclosed the change in the Company's accountants.

            2.   On August 23, 1995, the Company disclosed a one-for-four
                   reverse stock split and the change in the Company's name.

            3.   On October 23, 1995, the Company disclosed the closing of an
                   Option Agreement for the purchase of the Company's undeveloped land in Laughlin, Nevada for $2,000,000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ALL-COMM MEDIA CORPORATION.
                                  (Registrant)

By   /s/      Barry Peters
     -----------------------------
Barry Peters
Chairman of the Board and Chief Executive Officer

Date: November 17, 1995