Form 10-Q
period 1995-12-31
ALL-COMM MEDIA CORP
filed 1996-02-20
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended December 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from           to
                                       ----------   ----------

                         Commission file number 0-16730

                           ALL-COMM MEDIA CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                         88-0085608
---------------------------------            -----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.]
of incorporation or organization)
400 Corporate Pointe, Suite 780
Culver City, California                              90230
---------------------------------             ------------------
(Address of principal executive offices]          (Zip Code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report]

Registrant's telephone number, including area code:           (310) 342-2800
                                                              -----------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                              -----------------
Securities registered pursuant to Section 12(g) of the Act:

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

As of February 12, 1996, there were 3,022,543 shares of the Registrant's common stock outstanding.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                DECEMBER 31, 1995

PART I - FINANCIAL INFORMATION                                                             Page
                                                                                           ----
       Item 1     Interim Condensed Consolidated Financial Statements
                  (unaudited)

                  Condensed Consolidated Balance Sheets -
                  December 31, 1995 and June 30, 1995                                         3

                  Condensed Consolidated Statements of Operations -
                  Three and Six months ended December 31, 1995 and 1994                       4

                  Condensed Consolidated Statements of Cash Flows -
                  Six months ended December 31, 1995 and 1994                                 5

                  Notes to Interim Condensed Consolidated Financial
                  Statements                                                                6-8

       Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      9-15

       Item 4     Submission of Matters to a Vote of Security Holders                        15


PART II - OTHER INFORMATION

       Item 6     Exhibits and Reports of Form 8-K

                  (a)  Exhibits                                                              16

                  (b)  Reports on Form 8-K                                                   16

       Signatures                                                                            17

       Exhibit 11  Statements Regarding Computation of Net
                   Income (Loss) Per Share                                                   18

       Exhibit 27  Financial Data Schedule                                                19-20

                         PART I - FINANCIAL INFORMATION

    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                   December 31      June 30
ASSETS                                                                                1995            1995
------                                                                           --------------   ------------
Current assets:
    Cash and cash equivalents                                                     $    257,166    $  1,217,772
    Accounts receivable, net of allowance for doubtful accounts of $40,552
        at December 31 and June 30                                                   1,575,347       2,067,977
    Other current assets                                                               116,362         116,468
                                                                                  ------------    ------------
        Total current assets                                                         1,948,875       3,402,217

Property and equipment at cost, net                                                    288,019         344,154
Land held for sale at cost                                                             766,651         766,651
Intangible assets at cost, net                                                       7,181,296       7,272,769
Other assets                                                                           104,161          38,700
                                                                                  ------------    ------------
        Total assets                                                              $ 10,289,002    $ 11,824,491
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Note payable to bank                                                          $     10,517    $     49,694
    Note payable other                                                                  36,000          72,000
    Trade accounts payable                                                             538,455         365,638
    Accrued salaries and wages                                                         383,376         641,507
    Other accrued expenses                                                             615,208         683,954
    Income taxes payable                                                                                94,565
    Current portion of long term obligations to related party                        1,875,000       1,500,000
    Related party payable                                                              100,000         183,701
                                                                                  ------------    ------------
        Total current liabilities                                                    3,558,556       3,591,059

Long term obligations to related party less current portion                          2,250,000       3,000,000
Other liabilities                                                                      196,198          68,900
                                                                                  ------------    ------------
    Total liabilities                                                                6,004,754       6,659,959
                                                                                  ------------    ------------
Commitments and contingencies
Stockholders' equity:
    Class B convertible preferred stock - authorized 50,000 shares of
        $.01 par value; none issued
    Common stock - authorized 6,250,000 shares of $.01 par value; 3,034,342
        and 3,028,092 shares issued, respectively                                       30,343          30,281
    Additional paid-in capital                                                      10,327,035      10,300,847
    Accumulated deficit                                                             (5,937,661)     (5,031,127)
    Less 11,800 shares of common stock in treasury, at cost                           (135,469)       (135,469)
                                                                                  ------------    ------------
        Total stockholders' equity                                                   4,284,248       5,164,532
                                                                                  ------------    ------------
        Total liabilities and stockholders' equity                                $ 10,289,002    $ 11,824,491
                                                                                  ============    ============


See Notes to Interim Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (unaudited)

                                                Three Months Ended           Six Months Ended
                                                  December 31                   December 31
                                              1995           1994           1995           1994
                                           -----------    -----------    -----------    -----------

Sales                                      $ 2,959,398                   $ 6,885,836
Cost of sales                                2,250,194                     4,949,565
                                           -----------                   -----------
    Gross profit                               709,204                     1,936,271
Operating Expenses:

Selling, general and administrative         (1,321,436)   $  (203,478)    (2,445,450)   $  (444,395)
Amortization of intangible assets              (91,076)                     (181,302)
                                           -----------    -----------    -----------    -----------
    Loss from operations                      (703,308)      (203,478)      (690,481)      (444,395)
                                           -----------    -----------    -----------    -----------

Other income (expense):

    Non-recurring gain from sales of
        securities                                            195,481                     1,530,894
    Loan commitment fee                                                                    (300,000)
    Interest income                              2,770          3,547          6,014          3,682
    Interest expense                           (97,190)                     (195,992)       (18,276)
    Other, net                                                     17                            17
                                           -----------    -----------    -----------    -----------
    Total                                      (94,420)       199,045       (189,978)     1,216,317
                                           -----------    -----------    -----------    -----------
    Income (loss) from continuing
        operations before income taxes        (797,728)        (4,433)      (880,459)       771,922
    Benefit (provision) for income taxes        27,220                       (26,075)
                                           -----------    -----------    -----------    -----------
Income (loss) from continuing operations
    before discontinued operations            (770,508)        (4,433)      (906,534)       771,922
Loss from discontinued operations                            (144,984)                     (186,125)
                                           -----------    -----------    -----------    -----------
    Net income (loss)                      $  (770,508)   $  (149,417)   $  (906,534)   $   585,797
                                           ===========    ===========    ===========    ===========

Income (loss) per share:
    From continuing operations             $      (.25)   $      (.00)   $      (.30)   $       .53
    From discontinued operations                                 (.10)                         (.13)
                                           -----------    -----------    -----------    -----------
Income (loss) per share                    $      (.25)   $      (.10)   $      (.30)   $       .40
                                           ===========    ===========    ===========    ===========

Weighted average common and common
    equivalent shares outstanding            3,022,542      1,462,533      3,019,417      1,462,293
                                           ===========    ===========    ===========    ===========


See Notes to Interim Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (unaudited)

                                                                                 1995           1994
                                                                              -----------    -----------
Operating activities:
    Net income (loss)                                                         $  (906,534)   $   585,797
    Adjustments to reconcile loss to net cash used in operating activities:
        Gains from sales of securities                                                        (1,530,894)
        Depreciation                                                               90,763         17,796
        Amortization                                                              181,302
    Changes in assets and liabilities:
        Accounts receivable                                                       492,630
        Other current assets                                                       30,006         21,202
        Other assets                                                               (5,461)        23,240
        Trade accounts payable                                                    216,434         22,645
        Accrued expenses and other current liabilities                           (307,629)       (78,354)
        Income taxes payable                                                      (94,565)
        Discontinued operations, net                                                             133,708
                                                                              -----------    -----------
    Net cash used in operating activities                                        (303,054)      (804,860)
                                                                              -----------    -----------
Investing activities:
    Proceeds from sales of investments in securities                                           2,304,820
    Purchase of investment in securities                                                      (1,043,176)
    Advance payment from pending sale of STI                                                     300,000
    Purchase of property and equipment                                            (34,628)          (507)
    Payments relating to acquisition of Alliance and SD&A                         (47,747)
    Investing activities of discontinued operations, net                                          (5,845)
                                                                              -----------    -----------
    Net cash provided by (used in) investing activities                           (82,375)     1,555,292
                                                                              -----------    -----------
Financing activities:
    Repayments of bank loans                                                      (39,177)      (150,000)
    Proceeds from note payable other                                                           1,000,000
    Proceeds from land option                                                     150,000
    Repayments of notes payable other                                             (36,000)    (1,036,000)
    Repayment of related party obligations                                       (650,000)      (350,000)
    Financing activities of discontinued operations, net                                        (13,290)
                                                                              -----------    -----------
    Net cash used in financing activities                                        (575,177)      (549,290)
                                                                              -----------    -----------
Net increase (decrease) in cash and cash equivalents                             (960,606)       201,142
Cash and cash equivalents at beginning of period                                1,217,772        419,149
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $   257,166    $   620,291
                                                                              ===========    ===========
Supplemental disclosures of cash flow data:
    Cash paid during the period for:
        Interest                                                              $   111,133    $    18,276
        Loan commitment fee                                                                  $   300,000
        Income tax paid                                                       $    89,925



Supplemental non cash investing and financing activities information:

The Company issued 37,500 shares of common stock valued at $150,000 in fiscal 1995 in settlement of a fiscal 1994 liability for early termination of a consulting agreement..

In October 1995, in accordance with the acquisition agreement between Alliance Media Corporation and the former owner of SD&A the purchase price was increased by $85,699.

In October 1995, the Company issued 6,250 shares of common stock in settlement of a liability of $26,250.

Deferred financing costs of $60,000 remained unpaid at December 31, 1995.

See Notes to Interim Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

       The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of All-Comm Media Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995. Certain reclassifications have been made in the fiscal 1995 interim financial statements to conform with the fiscal 1996 presentation.

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

       Revenues of these discontinued operations for the three and six months ended December 31, 1994 were $129,365 and $1,073,923, respectively.

5.  OTHER LIABILITIES

       On October 6, 1995, the Company entered into an option agreement with certain parties unrelated to the Company whereby, in consideration of payment to the Company of $150,000, the option holder may purchase undeveloped land in Laughlin, Nevada owned by the Company for $2.0 million. The term of the option expires on April 8, 1996. Under certain circumstances, the Company and the option holders have the right to, respectively, buy back or sell back the option. Also, as part of the transaction, the Company issued a warrant to the option holder to acquire, for a period of four years, a total of 30,000 shares of the Company's common stock at an exercise price of $2.50 per share. The agreement calls for the Company to include these securities in the next shelf registration statement. The payment has been treated as a current liability until expiration of the option or exercise of rights under the option provision.

6.  LONG TERM OBLIGATIONS TO RELATED PARTY

       In October 1995, in connection with restructuring the long term obligations related to the acquisition of SD&A, terms were modified to include $375,000 and related interest payments due in the second quarter of fiscal 1996 be paid over a twelve month period commencing January, 1996 together with interest at 10%. In January, 1996 the terms of these obligations were further modified whereby the $375,000 and related interest payments due January 1, 1996, principal and interest payments due January 1 and February 1, 1996 relating to the deferred October 1, 1995 payments and the February 1 and March 1, 1996 interest payment on the remaining debt are now due on February 29, 1996, or at the time the Company completes certain financing arrangements referred to in
Note 10.

7.  STOCK OPTIONS

       On November 3, 1995, the Board of Directors approved the increase in the number of shares available under the 1991 Stock Option Plan by 600,000 shares, to 850,000 shares. As of December 1, 1995, the Board of Directors of the Company granted options to purchase 407,003 shares of Common Stock to 90 officers and employees of the Company and its subsidiaries at $2.00 per share, the approximate fair market value of the Company's stock at that date. These options are exercisable over seven years. Options to purchase 389,921 shares of common stock are exercisable immediately. The remaining vest over periods of up to six years. None of these options have been exercised or canceled as of December 31, 1995. The Company intends to continue its strategy of providing equity incentives to a broad range of key employees.

8.  INCOME TAXES

       In the three month period ended December 31, 1995, the income tax benefit on continuing operations totaled $27,220 on losses from continuing operations of $797,728. The income tax benefit resulted from the reversal of the prior quarters income tax provision due to the current quarters taxable loss at the subsidiary level. The $26,075 provision for the six months ended December 31, 1995 resulted from state and local income taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available. The effective state tax rate of 13.6% is higher than the estimated state statutory rate of 10% due to reversal of deferred taxable income and increase in the tax valuation allowance. No provision was necessary on income from continuing operations for the three and six months ended December 31, 1994 due to available net operating loss carryforwards.

9.  POTENTIAL ACQUISITION

       On December 20, 1995, the Company signed a non-binding letter of intent to acquire a privately-owned database marketing company. Terms of the acquisition call for cash, notes and stock, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement, additional due diligence investigation and obtaining adequate financing, and may be completed in the first quarter of calendar 1996. There can be no assurance, however, that this acquisition will be completed.

10.  SUBSEQUENT EVENTS

       The Company is currently in the process of privately placing $7.5 million of debentures. If completed, the proceeds will be used to finance the acquisition of the company described in Note 9, reduce amounts payable to the former owner of Stephen Dunn & Associates and for general corporate purposes. The completion of this private placement is dependent upon the successful acquisition of the company previously described and the successful placement of the debentures. There can be no assurance, however, that the private placement will be completed.

       On February 9, 1996 the Company received a loan commitment for a $2.0 million revolving credit line, based on outstanding eligible accounts receivable, for operating requirements and to replace amounts outstanding under another credit line. The line requires quarterly facility fees, terminates after one year and is collateralized by accounts receivable. Advances under the line will be at the institutions reference rate plus 3%. The completion of the loan is dependent upon the satisfactory completion of loan documentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS

Introduction

       This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three and six month period ended December 31, 1995. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. As more fully described in Footnote 3 to the consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K, on April 25, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. The management and the board of directors of Alliance were elected as management and board of directors of the Company and the former management and directors ceased their association with the Company. These acquisitions have been reflected in the consolidated financial statements using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows include the operations of Alliance and SD&A from April 25, 1995.

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

Results of Operations for the three month period ended December 31, 1995, compared to the three month period ended December 31, 1994

       Continuing Operations: Sales and cost of sales totaled approximately $2,959,000 and $2,250,000, respectively, for the three months ended December 31, 1995 (the "current period") as compared with no similar amounts incurred in the three months ended December 31, 1994 (the "prior period"). These increases are due to the inclusion of SD&A operations for the current period. In the current period, net sales from telemarketing and telefundraising totaled $2,309,000 and sales from off-site campaigns totaled $650,000. Due to the seasonal nature of SD&A's telemarketing and telefundraising business, revenues and cost of sales have declined in the current quarter as compared to $3,926,000 and $2,699,000 in the quarter ended September 30, 1995 (the "last" or "prior" quarter) and are expected to increase in the next fiscal quarter. Historically, telemarketing and telefundraising revenues are seasonal in nature, with a substantially larger portion of revenues and profits occurring in the first and fourth fiscal quarters.

       Cost of sales represents labor, telephone and mailing expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 23% and 26%, respectively, for the current period. In the prior quarter, gross profit relating to telemarketing and telefundraising and offsite campaigns totaled 30% and 37%, respectively. The decline is due to year end incentive bonuses paid to SD&A employees in excess of amounts accrued in prior periods, as well as a shift in the mix of the business, which coincides with the historical seasonality of the business.

       Selling, general and administrative expenses include all selling, general and administrative expenses of SD&A and the expense of central services the Company provides to manage its divisional operation, SD&A, and previously its discontinued operations, STI and HSGR, and include corporate management, accounting and finance, general administration and legal services. As a result of the Company's new corporate strategy, it now also includes expenses relating to the identification and evaluation of potential acquisitions. Corporate general and administrative expenses increased $1,118,000 to $1,321,000 in the current period, as compared with $203,000 in the prior period.

       Approximately $955,000 of the increase resulted from the inclusion of SD&A selling, general and administrative expenses for the current period, which did not exist prior to the merger with Alliance Media, and salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and its board of directors which caused $100,000 of the increase. Legal expenses decreased $17,000 while accounting and tax fees have increased approximately $16,000 in the current period. Prior year expenses included preliminary preparation of a registration statement and investigation of the pending Alliance merger. Current period expenses also included finalization of issues related to prior operations of the Company, as well as efforts involved in the planning and execution of the new corporate strategy, a special valuation project and acquisition related due diligence. Consulting, directors' fees and public relations increased by $31,000 due to efforts involved in implementing this strategy. Amortization of prepaid directors and officers insurance premium increased approximately $7,000 due to an increase in coverage. Rent, office expenses and depreciation expense decreased by approximately $8,000 as the Company maintained two corporate offices in the prior period and now only maintains one. Other expenses including travel, postage, delivery, auto and telephone increased by $34,000 principally due to the Company's new corporate strategy and related acquisition and due diligence matters.

       General and administrative expenses increased approximately $197,000 to $1,321,000, as compared with the prior quarter. Approximately $158,000 of the increase occurred at SD&A, principally due to higher than budgeted year end bonuses accrued in prior periods and severance, as well as seasonal year end costs. Approximately $39,000 of the increase was incurred at the corporate level principally from a special valuation project and acquisition related due diligence.

       Income (loss) before interest, taxes, depreciation and amortization totaled approximately $(566,000) in the current quarter, as compared with $148,000 in the prior quarter.

       Pretax operating loss associated with the SD&A operation totaled approximately $245,000 in the current quarter. Pretax corporate expenses totaled $553,000, including $190,000 in corporate depreciation, amortization and interest expense. Pretax operating income from the SD&A operation totaled approximately $425,000 in the prior quarter and corporate expenses totaled $507,000, including $191,000 in corporate depreciation, amortization and interest.

       Amortization of intangible assets totaled approximately $91,000 in the current and prior quarter and related to the amortization of the covenant-not-to-compete and goodwill, over five years and forty years, respectively, acquired in the Alliance and SD&A transaction.

       A non-recurring net gain from sales of securities totaled $195,000 in the prior period and resulted from disposal of shares acquired by the exercise of a common stock purchase warrant held as an investment. See the related discussion for the six month periods ended December 31, 1995 and 1994 for additional information.

       Interest expense increased approximately $97,000 in the current period and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition and is comparable to the $99,000 incurred in the prior quarter.

       In the current period, the income tax benefit on continuing operations totaled $27,000 on losses from continuing operations of $798,000. The income tax benefit resulted from the reversal of the prior quarter income tax provision due to the current quarter taxable loss at the subsidiary level.

       Discontinued Operations: The loss from discontinued operations in the prior period relates to the STI and HSGR operations which were either sold or closed in fiscal 1995. No amounts related to discontinued operations were incurred in the current period.

Results of Operations for the six months ended December 31, 1995, compared to the six months ended December 31, 1994

       Continuing Operations: Sales and cost of sales totaled approximately $6,886,000 and $4,950,000, respectively, for the six months ended December 31, 1995 (the "current period") as compared with no similar amounts incurred in the six months ended December 31, 1994 (the "prior period"). These increases are due to the inclusion of SD&A operations for the current period. In the current period, net sales from telemarketing and telefundraising totaled $5,731,000 and sales from off-site campaigns totaled $1,155,000.

       Cost of sales represents labor and telephone expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 28% and 31%, respectively, for the current period.

       General and administrative expenses increased $2,001,000 to $2,445,000 in the current fiscal period as compared with $444,000 in the prior period.

       Approximately $1,752,000 of the increase resulted from the inclusion of SD&A selling, general and administrative expenses for the current period, which did not exist before the merger with Alliance Media, and salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and its board of directors which caused $172,000 of the increase. Legal expenses decreased $28,000 in the current period. Prior year expenses included preliminary preparation of a registration statement. Current period expenses included finalization of issues related to prior operations of the Company, as well as efforts involved in the planning and execution of the new corporate strategy. Consulting, directors' fees and public relations increased by $38,000 due to efforts involved in implementing this strategy. Accounting and tax fees have increased approximately $40,000 due to reporting requirements surrounding the acquisition of Alliance and SD&A, the disposition of STI, a special valuation project and acquisition related due diligence. Amortization of prepaid directors and officers insurance premium increased approximately $14,000 due to an increase in coverage. Rent, office expenses and depreciation expense decreased by $22,000 as the Company maintained two corporate offices in the prior period and now only maintains one. Transfer agent costs increased $13,000 principally due to work performed in conjunction with issuing shares under the Company's one for four reverse stock split. Other expenses including travel, postage, delivery, auto and telephone increased by $22,000 principally due to the Company's new corporate strategy and related acquisition and due diligence matters.

       Loss before interest, taxes, depreciation and amortization totaled approximately $418,000 in the current six month period.

       Pretax operating income from the SD&A operation totaled approximately $180,000 in the current six month period and corporate expenses totaled $1,060,000, including $375,000 in corporate depreciation, amortization and interest expense.

       Amortization of intangible assets totaled approximately $181,000 in the current period and related to the amortization of the covenant-not-to-compete and goodwill, over five years and forty years, respectively, acquired in the Alliance and SD&A transaction.

       A non-recurring net gain from sales of securities totaled $1,531,000 in the prior period and resulted from the exercise by the Company of a common stock purchase warrant held as an investment. In July, 1994, the Company borrowed $1,000,000 to fund the exercise of the warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,000 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The $300,000 loan commitment fee was an inducement to this group of investors, who are no longer associated with the

Company, to provide the money necessary to exercise the warrant before its expiration on July 31, 1994.

       Interest expense increased approximately $178,000 in the current period and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition.

       In the current period, the income tax provision on continuing operations totaled $26,000 on losses from continuing operations of $880,000. The effective state tax rate of 13.6% on taxable income is higher than the estimated state statutory rate of 10% due to reversal of deferred taxable income and increase in the tax valuation allowance. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

       Discontinued Operations: The loss from discontinued operations in the prior period relates to the STI and HSGR operations which were either sold or closed in fiscal 1995. No amounts related to discontinued operations were incurred in the current period.

Capital Resources and Liquidity

       During the six month period ended December 31, 1994 the Company used net cash in operations of $805,000 and $1,536,000 to pay down notes payable. The Company financed these cash needs through the sale of equity investments which totaled $2,305,000 and borrowings of $1,000,000. As previously discussed, these equity securities were acquired when the Company exercised a common stock purchase warrant for payment of $1,000,000.

       In the current period, the Company used net cash for operating activities of approximately $303,000. Due to seasonal decreases in sales, accounts receivable relating to the SD&A operation have decreased $493,000 in the current period and trade accounts payable and accrued liabilities have decreased $91,000. Additional cash was used in the current period at the corporate and SD&A level to pay $650,000 of obligations due to the sole selling shareholder arising from the acquisition of SD&A, $75,000 to pay down note and loan obligations and $82,000 to pay for fixed assets and acquisition related costs.

       The Company increased its cash balances by entering into an option agreement whereby, in consideration of a cash payment to the Company of $150,000, the option holder may purchase the Company's undeveloped land in Laughlin, Nevada, for $2,000,000. Under certain conditions, the Company and the Option Holders have the right to, respectively, buy back or sell back the option. This agreement expires on April 8, 1996. The Company is also seeking to increase its cash balances through the sale of this land.

       In October 1995, the long term obligations due to the sole selling share holder of SD&A were restructured so that the October 1, 1995 payment of $375,000 and interest due in the second quarter of fiscal 1996 will be paid over a twelve month period commencing January 1996, together with interest at 10%. In January, 1996 the terms of these obligations were further modified whereby the $375,000 and related interest payments due January 1, 1996, principal and interest payments due January 1 and the February 1 and March 1, 1996 relating to the deferred October 1, 1995 payments and February 1, 1996 interest payment on the remaining debt are now due on February 29, 1996, or earlier, if the Company completes the financing discussed below.

        The Company has entered into a non-binding letter of intent to acquire a privately-owned database marketing company. Terms of the acquisition call for cash, notes and stock, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement, additional due diligence investigation and obtaining adequate financing. The agreement calls for completion of a definitive agreement and financing arrangements.

       In connection with this acquisition, the Company is currently in the process of privately placing $7.5 million of debentures. Subject to its completion, the proceeds will be used to finance the acquisition described above, reduce principal and interest amounts payable to the former owner of Stephen Dunn & Associates, Inc. and for general corporate purposes. The completion of this private placement is dependent upon the completion of the acquisition described above.

       On February 9, 1996 the Company received a commitment for a $2.0 million revolving credit line, based on outstanding eligible accounts receivable, for operating requirements and to replace amounts outstanding under another credit line. The line requires quarterly facility fees, terminates after one year and will be collateralized by accounts receivable. Advances under the line will be at the institutions reference rate plus 3%. The line is dependent upon successful completion of loan documentation and various other conditions. There can be no assurance, however, that this revolving credit line will be obtained.

       The Company believes that funds available from operations, from the prospective revolving line of credit, from the potential sale of the Laughlin land, and the ongoing ability to raise funds through a private placement of equity or debt securities will be adequate to finance its operations and meet interest and debt obligations in the next twelve months. There can be no assurance, however, that subsidiary operations will generate sufficient cash flows, that the revolving line of credit will be finalized, that the Laughlin, Nevada land will be sold, or that funds will be available through a private placement of equity or debt securities at terms acceptable to the Company, if at all. Also, if funds are not available on a timely basis, the Company may seek to negotiate the modification of debt obligations, as well as effecting reductions in corporate expenses to meet its cash needs.

       The Company is also currently involved in acquisition discussions with various entities. The Company expects these acquisitions will require cash payments, plus issuance of common stock and notes payable to the sellers, as well as contingent payments based on future operating profits and performance. Such acquisitions will be dependent on market conditions to the extent the Company intends to finance the cash portions of the purchase prices of these acquisitions, as well as to obtain additional working capital, through the issuance of common or preferred stock and/or convertible indebtedness. Although the Company believes that it will be successful in obtaining the financing necessary to complete the acquisitions now contemplated, and those in the future, there can be no assurances that such capital will be available at terms acceptable to the Company, or at all, or that the acquisitions will be completed.

New Accounting Pronouncements

       Adoption of the Financial Accounting Standard Board ("FASB") Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for financial statements for fiscal years beginning after December 15, 1995, is not anticipated to have a material effect on the Company's consolidated financial statements.

       The FASB recently issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is in the process of evaluating SFAS 123. The potential impact on the Company by adopting the new standard has not been quantified at this time. The Company must SFAS 123 no later than July 1, 1996.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On August 22, 1995, the Company held a Special Meeting of Shareholders to vote on management's proposal to amend the Company's Amended and Restated Articles of Incorporation to change the name of the Company to All-Comm Media Corporation. The shares voted were as follows, after giving effect to the one-for-four reverse stock split:

                    For                       2,022,870
                    Against                       1,946
                    Abstentions                   2,725
                    Broker non-votes               None

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)     Exhibits

             3.   Certificate of Amendment to the Articles of Incorporation (a)
            10.   Option Agreement (b)
            11.   Statement Regarding Computation of Net Income per Share
            27.   Financial Data Schedule

       (a) Incorporated by reference from Exhibit 3(iii) to the Company's Form 10- K for the year ended June 30, 1995.
       (b) Incorporated by reference from Exhibit 10.3 to the Company's Form 10-K for the year ended June 30, 1995.

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

                           ALL-COMM MEDIA CORPORATION.
                                  (Registrant)

By   /s/ Barry Peters
-------------------------------------------------
Barry Peters
Chairman of the Board and Chief Executive Officer

Date: February 20, 1996