Form 10-Q
period 1996-03-31
ALL-COMM MEDIA CORP
filed 1996-05-14
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from                  to
                                        ----------------    -------------------

                         Commission file number 0-16730

                           ALL-COMM MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                      88-0085608
(State or other jurisdiction                (I.R.S. Employer Identification No.]
of incorporation or organization)

400 Corporate Pointe, Suite 780
Culver City, California                                            90230
(Address of principal executive offices]                         (Zip Code)


- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report]

Registrant's telephone number, including area code:              (310) 342-2800
Securities registered pursuant to Section 12(b) of the Act:            None
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

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

As of May 10, 1996, there were 3,186,734 shares of the Registrant's common stock outstanding.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                                 MARCH 31, 1996

PART I - FINANCIAL INFORMATION                                                   Page
                                                                                 ----

       Item 1     Interim Condensed Consolidated Financial Statements
                  (unaudited):

                  Condensed Consolidated Balance Sheets -
                  March 31, 1996 and June 30, 1995                                 3

                  Condensed Consolidated Statements of Operations -
                  Three and nine months ended March 31, 1996 and 1995              4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months ended March 31, 1996 and 1995                        5

                  Notes to Interim Condensed Consolidated Financial
                  Statements                                                      6-9

       Item 2     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            10-16

       Item 4     Submission of Matters to a Vote of Security Holders             17

PART II - OTHER INFORMATION

       Item 6     Exhibits and Reports of Form 8-K

                  (a)  Exhibits                                                   18
                  (b)  Reports on Form 8-K                                        18

       Signatures                                                                 19

       Exhibit 10.5  Amendment to Option Agreement                                20

       Exhibit 10.6  Memorandums of Understanding                                21-29

       Exhibit 11  Statements Regarding Computation of Net                        30
                  Income (Loss) Per Share

       Exhibit 27  Financial Data Schedule                                       31-32

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    March 31         June 30
ASSETS                                                                                1996            1995
                                                                                  ------------    ------------
Current assets:
    Cash and cash equivalents                                                     $    726,068    $  1,217,772
    Accounts receivable, net of allowance for doubtful
        accounts of $40,552 at March 31 and June 30                                  1,696,951       2,067,977
    Other current assets                                                                96,907         116,468
                                                                                  ------------    ------------
        Total current assets                                                         2,519,926       3,402,217
Property and equipment at cost, net                                                    289,214         344,154
Land held for sale at cost                                                             921,465         766,651
Intangible assets at cost, net                                                       7,091,235       7,272,769
Other assets                                                                            55,145          38,700
                                                                                  ------------    ------------
        Total assets                                                              $ 10,876,985    $ 11,824,491
                                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Note payable to bank                                                          $    350,000    $     49,694
    Note payable other                                                                  18,000          72,000
    Trade accounts payable                                                             621,074         365,638
    Accrued salaries and wages                                                         700,767         641,507
    Other accrued expenses                                                             678,856         683,954
    Income taxes payable                                                                                94,565
    Current portion of long term obligations to related party                        2,250,000       1,500,000
    Related party payable                                                                              183,701
                                                                                  ------------    ------------
        Total current liabilities                                                    4,618,697       3,591,059
Long term obligations to related party less current portion                          1,875,000       3,000,000
Other liabilities                                                                      400,916          68,900
                                                                                  ------------    ------------
    Total liabilities                                                                6,894,613       6,659,959
                                                                                  ------------    ------------
Commitments and contingencies
Stockholders' equity:
    Class B convertible preferred stock - authorized 50,000 shares of $.01 par value; none issued
    Common stock - authorized 6,250,000 shares of $.01 par value; 3,109,343 and
        3,028,092 shares issued, respectively                                           31,094          30,281
    Additional paid-in capital                                                      10,446,284      10,300,847
    Accumulated deficit                                                             (6,359,537)     (5,031,127)
    Less 11,800 shares of common stock in treasury,
        at cost                                                                       (135,469)       (135,469)
                                                                                  ------------    ------------
        Total stockholders' equity                                                   3,982,372       5,164,532
                                                                                  ------------    ------------
        Total liabilities and stockholders' equity                                $ 10,876,985    $ 11,824,491
                                                                                  ============    ============


See Notes to Interim Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                Three Months Ended               Nine Months Ended
                                                     March 31                        March 31
                                               1996            1995            1996            1995
                                           ------------    ------------    ------------    ------------
Sales                                      $  3,723,945                    $ 10,609,781
Cost of sales                                 2,620,576                       7,503,141
                                           ------------                    ------------
    Gross profit                              1,103,369                       3,106,640
Operating Expenses:
Selling, general and administrative          (1,325,485)   $   (233,481)     (3,837,935)   $   (677,876)
Amortization of intangible assets               (90,061)                       (271,363)
                                           ------------    ------------    ------------    ------------
    Loss from operations                       (312,177)       (233,481)     (1,002,658)       (677,876)
                                           ------------    ------------    ------------    ------------
Other income (expense):
    Non-recurring gain from sales of
        securities                                               64,791                       1,595,685
    Loan commitment fee                                                                        (300,000)
    Interest income                                 840           6,808           6,854          10,490
    Interest expense                            (97,911)                       (293,903)        (18,276)
    Other, net                                                      301                             318
                                           ------------    ------------    ------------    ------------
    Total                                       (97,071)         71,900        (287,049)      1,288,217
                                           ------------    ------------    ------------    ------------
    Income (loss) from continuing
        operations before income taxes         (409,248)       (161,581)     (1,289,707)        610,341
    Provision for income taxes                  (12,628)                        (38,703)
                                           ------------    ------------    ------------    ------------
Income (loss) from continuing operations
    before discontinued operations             (421,876)       (161,581)     (1,328,410)        610,341
Gain on sale of discontinued operations                         493,425                         361,137
Loss from discontinued operations                                  (929)                        (54,766)
                                           ------------    ------------    ------------    ------------
    Net income (loss)                          (421,876)        330,915      (1,328,410)        916,712

Accumulated deficit:
    Beginning of period                      (5,937,661)     (4,555,727)     (5,031,127)     (5,141,524)
                                           ------------    ------------    ------------    ------------
    End of period                          $ (6,359,537)   $ (4,224,812)   $ (6,359,537)   $ (4,224,812)
                                           ============    ============    ============    ============
Income (loss) per share:
    From continuing operations             $       (.14)   $       (.11)   $       (.44)   $        .42
    From discontinued operations                   ----             .33            ----             .21
                                           ------------    ------------    ------------    ------------
Income (loss) per share                    $       (.14)   $        .22    $       (.44)   $        .63
                                           ============    ============    ============    ============
Weighted average common and common
    equivalent shares outstanding             3,047,543       1,478,207       3,027,624       1,465,849
                                           ============    ============    ============    ============

Primary and fully diluted income (loss) per share are the same for each period presented above, except for the nine months ended March 31, 1995, whereby fully diluted income (loss) per share from continuing operations, discontinued operations and net income was $.41, $.21 and $.62, respectively.

See Notes to Interim Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (unaudited)

                                                                                   1996           1995
                                                                               -----------    -----------
Operating activities:
    Net income (loss)                                                          $(1,328,410)   $   916,712
    Adjustments to reconcile loss to net cash used in operating activities:
        Gains from sales of securities                                                         (1,595,685)
        Gain on sale of STI                                                                      (361,137)
        Depreciation                                                               137,253         20,957
        Amortization                                                               271,363
    Changes in assets and liabilities:
        Accounts receivable                                                        371,026
        Other current assets                                                        49,461         19,676
        Other assets                                                               (16,445)        29,324
        Trade accounts payable                                                     255,436          1,370
        Accrued expenses and other current liabilities                             237,234        (14,190)
        Income taxes payable                                                       (94,565)
        Discontinued operations, net                                                             (174,544)
                                                                               -----------    -----------
    Net cash used in operating activities                                         (117,647)    (1,157,517)
                                                                               -----------    -----------
Investing activities:
    Proceeds from sales of investments in securities                                            2,678,861
    Purchase of investment in securities                                                       (1,043,176)
    Proceeds from sale of STI                                                                     800,000
    Proceeds from exercise of options                                                              19,688
    Purchase of property and equipment                                             (82,313)
    Payments relating to acquisition of Alliance and SD&A                          (58,050)
                                                                               -----------    -----------
    Net cash provided by (used in) investing activities                           (140,363)     2,455,373
                                                                               -----------    -----------
Financing activities:
    Proceeds from bank loans                                                       350,000
    Repayments of bank loans                                                       (49,694)      (150,000)
    Proceeds from note payable other                                                            1,000,000
    Proceeds from land option                                                      150,000
    Repayments of notes payable other                                              (54,000)    (1,054,000)
    Repayment of related party obligations                                        (750,000)      (350,000)
    Proceeds from sales of common stock                                            120,000
                                                                               -----------    -----------
    Net cash used in financing activities                                         (233,694)      (554,000)
                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents                              (491,704)       743,856
Cash and cash equivalents at beginning of period                                 1,217,772        419,149
                                                                               -----------    -----------
Cash and cash equivalents at end of period                                     $   726,068    $ 1,163,005
                                                                               ===========    ===========
Supplemental disclosures of cash flow data:
    Cash paid during the period for:
        Interest                                                               $   120,589    $    18,276
        Loan commitment fee                                                                   $   300,000
        Income tax paid                                                        $   123,400

Supplemental non cash investing and financing activities information:
    The Company issued 37,500 shares of common stock valued at $150,000 in fiscal 1995 in settlement of a fiscal 1994 liability for early termination of a consulting agreement.

    In October 1995, in accordance with the acquisition agreement between Alliance Media Corporation and the former owner of SD&A the purchase price was increased by $85,699.

    In October 1995, the Company issued 6,250 shares of common stock in settlement of a liability of $26,250.

    In November 1995, a special county bond measure with principal totaling
       $154,814 was assessed on the Company's land and was recorded as a land improvement, offset by a liability in accrued other expenses.

See Notes to Interim Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

       The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of All-Comm Media Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included. Operating results for the three and nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1995. Certain reclassifications have been made in the fiscal 1995 interim financial statements to conform with the fiscal 1996 presentation.

2.  NET INCOME PER COMMON SHARE

       Net income (loss) per common share is computed based upon the weighted average number of shares outstanding during the periods presented and common stock equivalents unless antidilutive. Primary and fully diluted income (loss) per share are the same in the periods presented, except as noted.

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

       Concurrent with the closing of the sale of STI, all operations of High School Gridiron Report ("HSGR") were ceased. Accordingly, STI and HSGR are reported as discontinued operations in fiscal 1995, and the consolidated financial statements have been reclassified to report separately the net assets, operating results, gain on disposition and cash flows of these operations.

       Revenues of these discontinued operations for the three and nine months ended March 31, 1995 were $73,906 and $1,147,829, respectively.

5.  OTHER LIABILITIES

       On October 6, 1995, the Company entered into an option agreement with certain parties unrelated to the Company whereby, in consideration of payment to the Company of $150,000, the option holder may purchase undeveloped land in Laughlin, Nevada owned by the Company for $2.0 million. Under certain circumstances, the Company and the option holders have the right to, respectively, buy back or sell back the option. Also, as part of the transaction, the Company issued a warrant to the option holder to acquire a total of 30,000 shares of the Company's common stock at an exercise price of $2.50 per share. The payment has been treated as a current liability until expiration of the option or exercise of rights under the option provision. On April 9, 1996, the option period was extended from April 8, 1996 to July 8, 1996 and additional warrants were issued to acquire a total of 22,500 shares of the Company's common stock at an exercise price of $1.60 per share.

       In November 1995, a bond measure was passed by Clark County, Nevada authorities, resulting in a special assessment to fund improvements which will benefit the Company's land in Laughlin, Nevada. The principal balance assessed to the Company totals $154,814, plus interest at 6.4%, and is payable in semi-annual installments over twenty years. On April 29, 1996, the Company engaged a marketing firm to sell the land (see Note 12).

6.  LONG TERM OBLIGATIONS TO RELATED PARTY

       In October 1995, the Company restructured its long term obligations relating to the acquisition of SD&A, whereby $375,000 and related interest payments due in the second quarter of fiscal 1996 became payable over a twelve month period commencing January, 1996 together with interest at 10%. In January, 1996 the Company initiated the negotiation of financing arrangements which required the terms of these obligations to be further modified whereby the $375,000 and related interest payments due January 1, 1996, principal and interest payments due January 1 and February 1, 1996 relating to the rescheduled October 1, 1995 payments and the February 1 and March 1, 1996 interest payments on the remaining debt were to become due on February 29, 1996, or at the time the Company completed its financing arrangements. Such arrangements were not completed by February 29, 1996. As such, the terms were further modified in order to pay the former owner accrued unpaid interest due from September 1, 1995 through a partial prepayment for June 1996 in the amount of $250,000. The funds were derived by borrowing $350,000 on a line of credit and $200,000 with interest at 10% from SD&A's former owner, which was loaned to the parent Company and is payable June 30, 1996. All other principal and interest payments due, including an April 1, 1996 principal payment of $375,000, were rescheduled until the earlier of June 30, 1996, or at the time the Company completes satisfactory financing arrangements.

7.  STOCK OPTIONS

       On November 3, 1995, the Board of Directors approved the increase in the number of shares available under the 1991 Stock Option Plan by 600,000 shares, to 850,000 shares. As of December 1, 1995, the Board of Directors of the Company granted options to purchase 407,003 shares of Common Stock to 90 officers and employees of the Company and its subsidiaries at $2.00 per share, the approximate fair market value of the Company's stock at that date. These options are exercisable over seven years. Options to purchase 389,921 shares of common stock are exercisable immediately. The remaining vest over periods of up to six years. None of these options have been exercised or canceled as of March 31, 1996. The Company intends to continue its policy of providing equity incentives to employees.

8.  INCOME TAXES

       In the three and nine month periods ended March 31, 1996, the income tax provisions on continuing operations totaled $12,628 and $38,703, respectively, on losses from continuing operations of $409,248 and $1,289,707, respectively. The provisions resulted from state and local income taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available. The effective state tax rate of 13.6% is higher than the estimated state statutory rate of 10% due to reversal of deferred taxable income and increase in the tax valuation allowance. No provision was necessary on income from continuing operations for the three and nine months ended March 31, 1995 due to available net operating loss carryforwards.

9.  TERMINATION OF POTENTIAL ACQUISITION

       In March, 1996, the Company entered into a stock purchase agreement to acquire the majority of outstanding stock of a privately-owned database marketing company. The agreement was subject to a number of conditions, including additional due diligence investigation and obtaining adequate financing. The agreement expired on March 31, 1996.

10.    RELATED PARTY TRANSACTIONS

       In March 1996, the Company sold 75,000 shares of its common stock to related parties for $120,000.

11.  NEW ACCOUNTING PROCEDURES

       Adoption of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which is effective for financial statements for fiscal years beginning after December 15, 1995, is not anticipated to have a material effect on the Company's consolidated financial statements.

       The FASB recently issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The company is in the process of evaluating SFAS 123. The potential impact on the Company by adopting the new standard has not been quantified at this time. The Company must implement SFAS 123 no later than July 1, 1996.

12.  SUBSEQUENT EVENTS

       The Company is currently in the process of privately placing an offering of equity securities and convertible debentures. If completed, the proceeds will be used to reduce amounts payable to the former owner of SD&A, for general corporate purposes and, if sufficient, to finance a possible future acquisition. There can be no assurance, however, that the private placement will be completed.

       On April 4, 1996 SD&A borrowed $200,000 from its former owner at 10%, payable June 30, 1996.

       On April 29, 1996, the Company entered into an agreement with a real estate marketing agency to effect the sale of the Company's undeveloped land in Laughlin, Nevada. The agreement calls for the agency to dispose of the property through a negotiated private sale or a public auction on or before June 30, 1996.

       On May 9, 1996, the Company completed the private placement of 10,000 shares of convertible preferred stock for $750,000 with an institutional investor, less fees and closing costs estimated to be $75,000. The convertible preferred stock is convertible into common shares of the Company at the lesser of the price paid per share divided by $2.50, or 80% of the closing bid price of the company's common stock for the five trading days immediately prior to the conversion date, and is subject to certain restrictions. The holder of shares of convertible preferred stock shall be entitled to receive cumulative annual dividends at the rate of $3.75 per share per annum payable in stock and/or cash, at the sole discretion of the Company. In connection with the transaction, the Company will issue warrants for 100,000 shares of common stock exercisable at $3.00 for four years.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

Introduction

       This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three and nine month periods ended March 31, 1996. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. As more fully described in Footnote 3 to the consolidated financial statements included in the Company's 1995 Annual Report on Form 10-K, on April 25, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. The management and board of directors of Alliance were elected as management and board of directors of the Company and the former management and directors ceased their association with the Company. These acquisitions have been reflected in the consolidated financial statements using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows include the operations of Alliance and SD&A from April 25, 1995.

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

Results of Operations for the three month period ended March 31, 1996, compared to the three month period ended March 31, 1995

       Continuing Operations: Sales and cost of sales totaled approximately $3,724,000 and $2,621,000, respectively, for the three months ended March 31, 1996 (the "current period") as compared with no similar amounts incurred in the three months ended March 31, 1995 (the "prior period"). These increases are due to the inclusion of SD&A operations for the current period. In the current period, net sales from telemarketing and telefundraising totaled $3,134,000 and sales from off-site campaigns totaled $590,000. Due to the seasonal nature of SD&A's telemarketing and telefundraising business, revenues and cost of sales have increased in the current quarter as compared to $2,959,000 and $2,250,000 in the quarter ended December 31, 1995 (the "last" or "prior" quarter) and are expected to increase again in the next fiscal quarter. Historically, telemarketing and telefundraising revenues are seasonal in nature, with a substantially larger portion of revenues and profits occurring in the first and fourth fiscal quarters.

       Cost of sales represents labor, telephone and mailing expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 29% and 46%, respectively, for the current period. In the prior quarter, gross profit relating to telemarketing and telefundraising and offsite campaigns totaled 23% and 26%, respectively. The increase is due to calendar year end incentive bonuses paid to SD&A employees in excess of amounts accrued in prior periods, as well as a shift in the mix of the business, which coincides with the historical seasonal nature of the business.

       Selling, general and administrative expenses include all selling, general and administrative expenses of SD&A and the expense of central services the Company provides to manage its divisional operation, SD&A, and previously its discontinued operations, STI and HSGR, and include corporate management, accounting and finance, general administration and legal services. As a result of the Company's new corporate strategy, it now also includes expenses relating to the identification, evaluation and negotiation of potential acquisitions and required financing arrangements. As a result of these activities, corporate general and administrative expenses increased $1,092,000 to $1,325,000 in the current period, as compared with $233,000 in the prior period.

       Approximately $918,000 of the increase resulted from the inclusion of SD&A selling, general and administrative expenses for the current period, which did not exist prior to the merger with Alliance Media, and salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and its board of directors which caused $98,000 of the increase. Legal expenses decreased $32,000 while accounting and tax fees have increased approximately $34,000 in the current period. Prior year expenses included investigation of the pending Alliance merger. Current period expenses include efforts involved in the planning and execution of the new corporate strategy, acquisition related due diligence and related legal document preparation. The Company incurred $20,000 in costs to secure a financing source in the current period. Consulting, directors' fees and public relations increased by $9,000 due to efforts involved in implementing the Company's new strategy. Amortization of prepaid directors and officers insurance premium increased approximately $7,000 due to an increase in coverage. Rent, office expenses and depreciation expense increased by approximately $7,000 as the Company began to close down its offices in the prior period with the sale of STI, its only active subsidiary. Other expenses including travel, postage, delivery, auto and telephone increased by $31,000, principally due to the Company's new corporate strategy and related acquisition and due diligence matters.

       General and administrative expenses decreased approximately $63,000 to $1,325,000, as compared with the prior quarter. SD&A expenses decreased by approximately $104,000, principally due to higher than budgeted year end bonuses and severance in the prior quarter, as well as seasonal year end costs. Corporate level expenses increased by approximately $41,000 principally from acquisition related due diligence.

       Loss before interest, taxes, depreciation and amortization totaled approximately $176,000 in the current quarter, as compared with $566,000 in the prior quarter.

       Pretax operating income associated with the SD&A operation totaled approximately $197,000 in the current quarter. Pretax corporate expenses totaled approximately $606,000, including $187,000 in corporate depreciation, amortization and interest expense. Pretax operating loss from the SD&A operation totaled approximately $245,000 in the prior quarter and corporate expenses totaled $553,000, including $190,000 in corporate depreciation, amortization and interest.

       Amortization of intangible assets totaled approximately $91,000 in the current and prior quarter and related to the amortization of the covenant-not-to-compete and goodwill, over five years and forty years, respectively, acquired in the Alliance and SD&A transaction.

       A non-recurring net gain from sales of securities totaled approximately $65,000 in the prior period and resulted from disposal of shares acquired by the exercise of a common stock purchase warrant held as an investment. See the related discussion for the nine month periods ended March 31, 1996 and 1995 for additional information.

       Interest expense increased approximately $98,000 in the current period and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition and is comparable to the $97,000 incurred in the prior quarter.

       In the current period, the income tax provision on continuing operations totaled $13,000 on losses from continuing operations of $409,000. The income tax provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses at other levels on which no tax benefits were available.

       Discontinued Operations: The gain on sale of, and loss from, discontinued operations in the prior period relates to the STI and HSGR operations which were either sold or closed in fiscal 1995. No amounts related to discontinued operations were incurred in the current period.

Results of Operations for the nine months ended March 31, 1996, compared to the nine months ended March 31, 1995

       Continuing Operations: Sales and cost of sales totaled approximately $10,610,000 and $7,503,000, respectively, for the nine months ended March 31, 1996 (the "current period") as compared with no similar amounts incurred in the nine months ended March 31, 1995 (the "prior period"). These increases are due to the inclusion of SD&A operations for the current period. In the current period, net sales from telemarketing and telefundraising totaled $8,866,000 and sales from off-site campaigns totaled $1,744,000.

       Cost of sales represents labor and telephone expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 28% and 36%, respectively, for the current period.

       General and administrative expenses increased $3,160,000 to $3,838,000 in the current fiscal period as compared with $678,000 in the prior period.

       Approximately $2,737,000 of the increase resulted from the inclusion of SD&A selling, general and administrative expenses for the current period, which did not exist before the merger with Alliance Media, and salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and its board of directors which caused $270,000 of the increase. Legal expenses decreased $60,000 in the current period. Prior year expenses included preliminary preparation of a registration statement and investigation of the pending Alliance merger. Current period expenses included finalization of issues related to prior operations of the Company, as well as efforts involved in the planning and execution of the new corporate strategy, including acquisition related document preparation. Consulting, directors' fees and public relations increased by $52,000 due to efforts involved in implementing this strategy. Accounting and tax fees have increased approximately $97,000 due to reporting requirements surrounding the acquisition of Alliance and SD&A, the disposition of STI, a special valuation project and acquisition related due diligence. Amortization of prepaid directors and officers insurance premium increased approximately $21,000 due to an increase in coverage. The Company incurred $20,000 in costs to investigate a financing source in the current period. Rent, office expenses and depreciation expense decreased by $15,000 as the Company maintained two corporate offices in the prior period and now only maintains one. Transfer agent costs increased $13,000 principally due to work performed in conjunction with issuing shares under the Company's one for four reverse stock split. Other expenses including travel, postage, delivery, auto and telephone increased by $25,000 principally due to the Company's new corporate strategy and related acquisition and due diligence matters.

       Loss before interest, taxes, depreciation and amortization totaled approximately $594,000 in the current nine month period.

       Pretax operating income from SD&A operations totaled approximately $369,000 in the current nine month period and corporate expenses totaled $1,372,000, including $562,000 in corporate depreciation, amortization and interest expense.

       Amortization of intangible assets totaled approximately $271,000 in the current period and related to the amortization of the covenant-not-to-compete and goodwill, over five years and forty years, respectively, acquired in the Alliance and SD&A transaction.

       A non-recurring net gain from sales of securities totaled $1,596,000 in the prior period and resulted from the exercise by the Company of a common stock purchase warrant held as an investment. In July, 1994, the Company borrowed $1,000,000 to fund the exercise of the warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,000 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The $300,000 loan commitment fee was an inducement to this group of investors, who are no longer associated with the Company, to provide the money necessary to exercise the warrant before its expiration on July 31, 1994.

       Interest expense increased approximately $276,000 in the current period and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition.

       In the current period, the income tax provision on continuing operations totaled approximately $39,000 on losses from continuing operations of approximately $1,290,000. The effective state tax rate of 13.6% on taxable income is higher than the estimated state statutory rate of 10% due to reversal of deferred taxable income and increase in the tax valuation allowance. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

       Discontinued Operations: The gain on sale of, and loss from, discontinued operations in the prior period relates to the STI and HSGR operations which were either sold or closed in fiscal 1995. No amounts related to discontinued operations were incurred in the current period.

Capital Resources and Liquidity

       During the nine month period ended March 31, 1995 the Company used net cash in operations of approximately $1,158,000 and $1,054,000 to pay down notes payable. The Company financed these cash needs through the sale of equity investments which totaled $2,679,000 and borrowings of $1,000,000. As previously discussed, these equity securities were acquired when the Company exercised a common stock purchase warrant for payment of $1,000,000.

       In the current period, the Company used net cash for operating activities of approximately $118,000. Due to seasonal decreases in sales, accounts receivable relating to the SD&A operation have decreased $371,000 in the current period. Trade accounts payable and accrued liabilities have increased $493,000, principally due to acquisition, financing and other professional fees. Additional cash was used in the current period at the corporate and SD&A level to pay $750,000 of obligations due to the sole selling shareholder arising from the acquisition of SD&A, $104,000 to pay down note and loan obligations and $140,000 to pay for fixed assets and acquisition related costs.

       The Company increased its cash balances by entering into an option agreement whereby, in consideration of a cash payment to the Company of $150,000, the option holder may purchase the Company's undeveloped land in Laughlin, Nevada, for $2,000,000. Under certain conditions, the Company and the Option Holders have the right to, respectively, buy back or sell back the option. This agreement expired on April 8, 1996, and was extended until July 8, 1996. The Company is seeking additional cash resources through the sale of this land.

       In March 1996, the Company sold 75,000 shares of its common stock to related parties for $120,000.

       In October 1995, the long term obligations due to the sole selling shareholder of SD&A were restructured so that the October 1, 1995 payment of $375,000 and interest due in the second quarter of fiscal 1996 was to be paid over a twelve month period commencing January 1996, together with interest at 10%. In January, 1996 the terms of these obligations were further modified whereby the $375,000 and related interest payments due January 1, 1996, principal and interest payments due January 1 and the February 1 and March 1, 1996 relating to the deferred October 1, 1995 payments and February 1, 1996 interest payment on the remaining debt were due on February 29, 1996, or earlier, if the Company completed certain financing arrangements.

       Such arrangements were not completed by February 29, 1996 and the terms were further modified whereby SD&A, by borrowing $350,000 on its line of credit and $200,000 with interest at 10% from its former owner, loaned the parent Company $500,000, payable June 30, 1996. $250,000 of the loan was used to pay the former owner accrued interest due him from September 1, 1995 through a partial prepayment for June 1996. The January 1, 1996 and April 1, 1996 principal payments, as well as all principal and interest payments due monthly from January 31, 1996 to May 31, 1996 were deferred until June 30, 1996, or earlier, if the Company completes certain financing.

       As per the modified agreement, if the amounts due the former owner, totaling approximately $977,000, and the amounts due to SD&A by the parent Company, totaling approximately $555,000, are not paid in full by June 30, 1996, certain buyback provisions are triggered without a grace period, allowing the former owner to repurchase the SD&A shares from the Company. An additional principal payment of $375,000 is due on July 1, 1996 to the former owner of SD&A.

       In March, 1996 the Company entered into a stock purchase agreement to acquire the majority of the outstanding stock of a privately-owned database marketing company. The agreement was subject to a number of conditions, including additional due diligence investigation and obtaining adequate financing. The agreement expired on March 31, 1996.

       The Company is currently in the process of privately placing equity securities and convertible debentures. Subject to its completion, the proceeds will be used to reduce principal and interest amounts payable to the former owner of SD&A, for general corporate purposes and, if sufficient, to finance a possible future acquisition. There can be no assurance, however, that the private placement will be completed.

       On May 9, 1996, the Company completed the private placement of 10,000 shares of convertible preferred stock for $750,000 with an institutional investor, less fees and closing costs estimated to be $75,000. The convertible preferred stock is convertible into common shares of the Company at the lesser of the price paid per share divided by $2.50, or 80% of the closing bid price of the company's common stock for the five trading days immediately prior to the conversion date, and is subject to certain restrictions. The holder of shares of convertible preferred stock shall be entitled to receive cumulative annual dividends at the rate of

$3.75 per share per annum payable in stock and/or cash, at the sole discretion of the Company. In connection with the transaction, the Company will issue warrants for 100,000 shares of common stock exercisable at $3.00 for four years.

       The Company believes that funds available from operations, from the prospective sale of the Laughlin land and the ongoing ability to raise funds through private placements of equity or debt securities will be adequate to finance its operations and meet interest and debt obligations in the next twelve months. There can be no assurance, however, that subsidiary operations will generate sufficient cash flows, that the revolving line of credit will be finalized, that the Laughlin, Nevada land will be sold, or that funds will be available through a private placement of equity or debt securities at terms acceptable to the Company, if at all. Also, if funds are not available on a timely basis, the Company may seek to negotiate the modification of debt obligations, as well as effecting reductions in corporate expenses to meet its cash needs.

       The Company is also currently involved in acquisition discussions with various entities. The Company expects these acquisitions will require cash payments, plus issuance of common stock and notes payable to the sellers, as well as contingent payments based on future operating profits and performance. Such acquisitions will be dependent on market conditions to the extent the Company intends to finance the cash portions of the purchase prices of these acquisitions, as well as to obtain additional working capital, through the issuance of common or preferred stock and/or convertible indebtedness. Although the Company believes that it will be successful in obtaining the financing necessary to complete the acquisitions now contemplated, and those in the future, there can be no assurance that such capital will be available at terms acceptable to the Company, or at all, or that acquisitions will be completed.

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

       The FASB recently issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company is in the process of evaluating SFAS 123. The potential impact on the Company by adopting the new standard has not been quantified at this time. The Company must implement SFAS 123 no later than July 1, 1996.

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
                   Broker non-votes               None

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A)     Exhibits

             3.   Certificate of Amendment to the Articles of Incorporation (a)
            10.   Option Agreement (b)
            10.5  Amendment to Option Agreement
            10.6  Memorandums of Understanding
            11.   Statement Regarding Computation of Net Income per Share
            27.   Financial Data Schedule

       (a) Incorporated by reference from Exhibit 3(iii) to the Company's Form 10-K for the year ended June 30, 1995. (b) Incorporated by reference from
       Exhibit 10.4 to the Company's Form 10-K for the year ended June 30, 1995.

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

                           ALL-COMM MEDIA CORPORATION.
                                  (Registrant)



By   /s/ Barry Peters
     --------------------------------------------
Barry Peters
Chairman of the Board and Chief Executive Officer

Date: May 13, 1996