Form 10-K405/A
period 1995-06-30
ALL-COMM MEDIA CORP
filed 1996-07-25
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-K/A-2


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended June 30, 1995

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to ___________________

                         Commission file number 0-16730

                              ALL-COMM MEDIA CORPORATION
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Nevada                                                              88-0085608
- -------------------------------------------                         -------------------------------------------
(State or other jurisdiction                                          (I.R.S. Employer Identification No.]
of incorporation or organization)

400 Corporate Pointe, Suite 780
Los Angeles, California                                                              90230
- ----------------------------------                                           -------------------------
(Address of principal executive offices]                                             (Zip Code)


Registrant's telephone number, including area code:   (310) 342-2800
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------
Securities registered pursuant to Section 12(g) of the Act:  None
                                                            ------

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

                                Yes  X   No
                                   -----    ------

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

                                     PART I

ITEM 1 - BUSINESS

General

         The business of All-Comm Media Corporation (the "Company" or "All-Comm Media"), previously known as Sports-Tech, Inc., ("Sports-Tech") arises out of the recent merger between Alliance Media Corporation ("Alliance") and a wholly owned subsidiary of the Company, and the concurrent acquisition of Stephen Dunn & Associates, Inc. (SD&A), a leading telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other institutional tax-exempt organizations. The change in the Company's name was approved at a special shareholders meeting held on August 22, 1995. It was made to reflect the new corporate vision and direction and the change in management and board of directors. On April 25, 1995, the former management and directors of Sports-Tech resigned in favor of a merger with Alliance Media Corporation and its plan to build a specialized direct marketing, information and media services company with a focus on providing integrated marketing services through a single source organization. The Company's shares are traded on the NASDAQ Small Cap Market under the symbol "ALCM". The Company's principal executive offices are located at 400 Corporate Pointe, Suite 780, Culver City, CA 90230. Its telephone number is (310) 342-2800.

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

         During 1991, under the prior management, the Company acquired a 100% interest in Sports-Tech International, Inc. ("STI") and changed its name to Sports-Tech, Inc. In June 1993, the Company acquired the business of High School Gridiron Report ("HSGR"). (See STI and HSGR for descriptions of business and disposition.) In November, 1994, after a failed business strategy, the prior management of the Company discontinued these operations through the sale of STI and the cessation of the HSGR operation. STI and HSGR supplied information technology and services as well as academic, athletic and video data to high school, professional and college coaches and student athletes.

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

         By mutual agreement, the Company and Dainichi agreed to accelerate the closing date for the sale of STI to March 9, 1995. Proceeds from the sale were reduced to $800,000, a reduction of $300,000 on the original sales price, out of which $80,000 was paid by the Company as a commission to the former president of STI. The former president of STI also received $38,750 in common stock, and warrants to purchase 2,500 shares of the Company's common stock at $8 per share. The Company realized a gain on the sale of $322,000. STI was acquired in 1992 from Florida Gaming for $1,400,000 in cash and 660,000 shares of Sports-Tech, valued at $936,600. Acquisition costs totaled $342,000.

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

         As of July 10, 1995, there were approximately 900 registered holders of record of the Company's common stock. (This number does not include investors whose accounts are maintained by securities firms in "street name".)

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

                                                     As of and for the years ended June 30,
                              --------------------------------------------------------------------------------
                                 1995(1)          1994              1993              1992              1991
                              ----------      ------------      -----------        -----------       ---------
OPERATING DATA: (2)(3)
   Sales                      $ 3,630,828
   Loss from operations        (1,255,924)     $  (844,417)      $(1,992,500)      $(1,515,754)      $(914,432)
   Gains (losses) from
     sales of securities        1,579,539          937,365         3,177,203            59,331         (82,983)
   Interest expense and
     loan commitment fee         (394,200)          (7,165)          (43,604)          (24,292)           (927)
   Income (loss) from
     continuing operations       (130,859)          86,807           979,457        (1,060,460)       (531,696)
   Net income (loss)              110,397       (2,809,887)       (1,115,338)       (1,863,779)       (531,696)
   Income (loss) per
     share: (4) (5)
   Continuing operations            (0.07)            0.06              0.71             (1.03)          (0.61)
   Net income (loss)                 0.06            (1.91)            (0.82)            (1.81)          (0.61)
Weighted average common
   shares and equivalents       1,807,540        1,468,747         1,373,160         1,032,442         876,996

BALANCE SHEET DATA: (3)
   Working capital               (188,842)        (233,572)          818,792           921,603       1,247,881
   Total assets                11,824,491        1,639,733         2,657,561         4,319,038       3,596,380
   Long-term obligation,
     net of current portion     3,000,000
   Stockholders' equity         5,164,532          665,917         2,119,618         2,649,157       2,984,398

- ------------------------

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

(5) Primary and fully diluted income (loss) per share are the same in all fiscal years except 1993. Fully diluted income per share from continuing operations and net loss in fiscal 1993 was $.70 and $(.79), respectively.

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

         In the current year, the income tax provision on continuing operations totaled $75,000 on losses from continuing operations of $56,000. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

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

         Other income (expense) decreased by approximately $2,324,000 in fiscal 1994, primarily as a result of the net effects of the following: a reduction in interest and other income, net, of approximately $51,000, decrease in gains in sales of marketable equity securities of $2,240,000, decrease in dividends received of $70,000 due to sale of the securities, $29,000 reduction of accrued interest receivable owed by to the Company's former president and the early payment of related note, and offset by a decrease in interest expense of approximately $37,000 due to the pay off of a line of credit.

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

Capital Resources and Liquidity

         During fiscal 1994 and 1993, the Company used net cash in operations of $2,186,000 and $4,101,000, respectively. Net investing activities of discontinued operations in each of those years totaled approximately $42,000. In 1994, approximately $106,000 was used to repurchase common shares of the Company for the treasury and approximately $200,000 in cash and investments was used to repay a note payable. In 1993, $131,000 of cash was used to acquire HSGR and $700,000 was used to repay a bank loan.

         Historically, the Company has financed these cash needs through the following: Sales of equity investments which totaled $1,244,000 in 1994 and $3,949,000 in 1993, proceeds from the exercise of stock options and issuances of stock of $1,126,000 in 1994 and $331,000 in 1993 and new short term borrowings of $500,000 in 1994 and $200,000 in 1993.

         In fiscal 1995, the Company used net cash in operating activities of approximately $2,128,000. Due to new and seasonal increases in sales, accounts receivable relating to the SD&A operations have increased $378,000 since acquisition. Trade accounts payable have decreased $147,000 due to payment of liabilities assumed in the Alliance and SD&A acquisition. Cash used in discontinued operations totaled $153,000. Additional cash was used to repay $350,000 of related party borrowings, a $150,000 bank loan and a $350,000 line of credit acquired with the SD&A acquisition. To finance these cash outflows, the Company generated net cash proceeds totaling $1,600,000 from the exercise of a common stock purchase warrant and $800,000 from the sale of Sports-Tech, International. Additionally, a private placement of restricted common stock yielded net proceeds of $1,000,000 and the exercise of stock options and warrants yielded $207,000.

         Capital expenditures relating to continuing operations totaled approximately $44,000 in fiscal 1995 and resulted from the purchase of furniture and equipment for the new corporate offices and SD&A. The Company anticipates spending approximately $100,000 over the next year for equipment to support expansion of SD&A's Berkeley Calling Center.

         On April 25, 1995, Alliance and SD&A were acquired for issuance of 1,025,000 common shares valued at $2,745,000 and approximately $500,000 of acquisition costs. Liabilities acquired totaled $6,694,000 including a $4,500,000 note yielding prime rate (9.0% at June 30, 1995) to be paid over a four year period. The obligations resulted from the acquisition of SD&A by Alliance and is payable to the former owner and founder of SD&A. Payments due in fiscal 1995 total $1,500,000. Additional contingent payments of up to $850,000 per year over the three year period ending June 30, 1998 may be required based on achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company subject to certain registration rights. All outstanding common shares of SD&A are pledged to collateralize the notes. Also, with these obligations, an operating covenant agreement requires that SD&A have a minimum level of working capital and cash levels before dividends can be made to the Company.

         On October 12, 1995, the long term obligations were revised such that the October 1, 1995 payment of $375,000 and interest payment due in the second quarter of fiscal 1996 will be paid over a twelve month period commencing January, 1996, together with interest at 10%. The deferred interest payment is due earlier if the Company completes certain financing by December 31, 1995.

         On October 6, 1995, the Company entered into an option agreement whereby, in consideration of payment to the Company of $150,000, the option holder may purchase, up to April 8, 1996 the Company's undeveloped land in Laughlin, Nevada, for $2,000,000. The Company is also currently negotiating with a lender to borrow approximately $1,500,000 using this land as collateral.

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

                               CLASS I DIRECTORS

BARRY PETERS (54), CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICE AND DIRECTOR. Mr. Peters has served in this capacity since April 1995, prior to which, since January 1994, he was Chairman of the Board and Chief Executive Officer of Alliance Media Corporation, a private company formed for the purpose of acquiring Stephen Dunn & Associates, Inc. From December 1992 to July 1993 he was employed as a financial consultant at Wheat First Securities Corp., a securities investment firm, and from August 1988 to December 1992, he was Managing director of Vector Holdings L.P., a private investment company of which Mr. Peters was the sole shareholder.

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

C. ANTHONY WAINWRIGHT (62), DIRECTOR, since April 1995, has been Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc. since June 1995. From October 1989 to June, 1995 he was a senior executive with Cordient PLC's Compton Partners, Saatchi & Saatchi. He is presently a director of Gibson Greetings, Inc., Del Webb Corporation, American Woodmark Corporation and Specialty Retail Group, Inc.

                               CLASS III DIRECTOR

H. WILLIAM COOGAN, JR. (41), DIRECTOR , since April 1995. From June 1992 to June 1995, Mr. Coogan was Managing Director-Head of Corporate Finance of Libra Investments, Inc., a specialty investment banking firm. Since August 1991, Mr. Coogan has also served as Chairman, Chief Investment Officer and a director of Southern Title Insurance Corp. (an insurance company) and Chairman, Chief Executive Officer and director of Southern Capital Corporation (an investment and merchant banking firm). From August, 1990 to April, 1991 he was Managing Director - Head of Corporate Finance for Wheat First Butcher & Singer Capital Markets, an investment banking firm and, from September 1982 to July 1990 was Director-Investment Banking at The First Boston Corporation and a Management Partner of C.S. First Boston, the holding company for The First Boston Corporation.

                          OTHER SIGNIFICANT EMPLOYEES

MARTIN S. MCDERMUT (44), VICE PRESIDENT AND CHIEF FINANCIAL OFFICER, since June 1995. From 1990 to 1993, Mr. McDermut was a partner with Coopers & Lybrand. Prior to joining the Company, he was Vice President and Chief Financial Officer for Pet Metro, Inc. from January 1994 to June 1995. Pet Metro, Inc. filed for voluntary bankruptcy protection in April 1995.

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

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                  Long Term Compensation
                        -----------------------------------------------  ------------------------
                                                                         AWARDS           PAYOUTS
                                                                         ------           -------
                                                           Other Annual  Stock Option
Name and               Fiscal                              Compensation  Awards           LTIP            All Other
Principal Position(1)   Year        Salary  Bonus(2)            (3)      (in shares)(4)   Payout          Compensation
- ---------------------- -----------------------------------------------------------------------------------------------
Barry Peters(2)         1995      $26,442      -                 -             -             -                 -
Chairman of the Board
and Chief Executive
Officer

Neil Rosenstein(6)      1995       95,000      -                 -             -             -                 -
Former Chairman of      1994       95,000      -                 -             -             -                 -
the Board and Chief     1993       95,000      -                 -          18,750           -                 -
Executive Officer

Louis R. Napoliello(7)  1995       90,000      -                 -             -             -             $118,750(5)
Former President and    1994      135,000      -                 -             -             -                 -
Chief Operating Officer 1993      135,000      -                 -             -             -                 -
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

                AGGREGATED OPTION EXERCISES IN 1995 FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                          Number of                Value of Unexercised
                         Shares                      Unexercised Options           In-the-Money Options
                        Acquired        Value       at Fiscal Year End (#)         at Fiscal Year End ($)
                      on Exercise      Realized          Exercisable/                   Exercisable/
Name                      (#)            ($)            Unexercisable                  Unexercisable
- ------------------------------------------------------------------------------------------------------
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

On April 25, 1995, the Company merged with Alliance Media Corporation and Stephen Dunn & Associates, Inc. ("SD&A"). Upon consummation of the merger, members of the board of directors of the Company resigned and a new Board was appointed. Through SD&A, the Company now operates in one industry segment, providing telemarketing, telefundraising and direct marketing services for the arts, educational and other institutional tax- exempt organizations. The Company's mission is to create a growth-oriented direct marketing and media services company through acquisition and internal growth. It now competes in the direct marketing industry. Its peer group consists of Dimac Corporation, Dimark, Inc., Sitel Corp., Acxiom Corp., Fair-Isaac & Company and LCS Industries, Inc.

             COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG
            ALL-COMM MEDIA, NASDAQ STOCK MARKET, NASDAQ COMPUTER AND
              DATA PROCESSING (COMPUTER INTEGRATED SYSTEM DESIGN)
                                AND A PEER GROUP


                                    [GRAPH]



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

                    OWNERSHIP OF ALL-COMM MEDIA COMMON STOCK

Name and Address of Beneficial                                        Amount and Nature of
Holder and Name of Named Executive,                                   Beneficial Ownership of     Percent
Director or Identity of Group (3)                                     Common Stock (2)            of Class (2)
- --------------------------------------------------------------------------------------------------------------
Named Executives:
- -----------------

Barry Peters (1)                                                      210,381                     6.98%
E. William Savage (2)                                                 200,588                     6.65%

Directors, other than Mr. Peters and Mr. Savage:
- -----------------------------------------------

William E. Chaikin                                                      3,408                       *
H. William Coogan, Jr.                                                  3,408                       *
C. Anthony Wainwright                                                   3,408                       *

All Directors, Executive Officers and Significant
  Employees as a group (6 persons)                                    458,116                    15.19%

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

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K PRIOR TO MERGER

(a) (1) Financial statements - see "Index to Financial Statements and Financial Statement Schedules" on page F-1.

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

      (A)   Incorporated herein.

      (B) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192.

      (C) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 33-43520.

      (D) Incorporated herein by reference to Form 8-K Current Report of All-Comm Media Corporation dated April 25, 1995.

(b)  Reports on Form 8-K.
     On April 20, 1995, the Company filed a Memorandum regarding the amendment to the Acquisition Agreement with Alliance Media Corporation, dated February 7, 1995.

     On April 25, 1995, the Company filed the Amendment No. 1 to the Acquisition Agreement with Alliance Media Corporation; the Merger Agreement, dated April 21, 1995, between STI Merger Corporation and Alliance Media Corporation; the Stock Purchase Agreement, dated as of January 3, 1995, between Alliance Media Corporation and Mr. Stephen Dunn; Operating Covenants Agreement, dated April 21, 1995, between

     Alliance Media Corporation and Mr. Stephen Dunn; and the Pledge Agreement, dated April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn.

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

                          ALL-COMM MEDIA CORPORATION.
                                  (Registrant)


BY /s/ Barry Peters
  -----------------------------------------------
Barry Peters
Chairman of the Board and Chief Executive Officer


Date:  October  12, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                 Title                                             Date
   ---------                                 -----                                             ----
/s/ Barry Peters                     Chairman of the Board and                          October  12, 1995
- ---------------------                Chief Executive Officer
Barry Peters


/s/ E. William Savage                President and                                      October  12, 1995
- ------------------------             Chief Operating Officer
E. William Savage


/s/ Martin S. McDermut               Vice President and                                 October  12, 1995
- ----------------------               Chief Financial and Accounting Officer
Martin S. McDermut

/s/ William E. Chaikin.              Director                                           October  12, 1995
- -----------------------
William E. Chaikin.


/s/ H. William Coogan, Jr.           Director                                           October  12, 1995
- --------------------------
H. William Coogan, Jr.


/s/ C. Anthony Wainwright            Director                                           October  12, 1995
- -------------------------
C. Anthony Wainwright


The foregoing constitute all of the Board of Directors.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULES
                              [Items 8 and 14(a)]



(1)     FINANCIAL STATEMENTS:                                                          Page
                                                                                       ----
        Report of Independent Public Accountants                                        32

        Consolidated Balance Sheets
          June 30, 1995 and 1994                                                        33

        Consolidated Statements of Operations
          Years Ended June 30, 1995, 1994 and 1993                                      34

        Consolidated Statements of Stockholders' Equity
          Years Ended June 30, 1995, 1994 and 1993                                      35

        Consolidated Statements of Cash Flows
          Years Ended June 30, 1995, 1994 and 1993                                     36-37

        Notes to Consolidated Financial Statements                                     38-51


(2)     FINANCIAL STATEMENT SCHEDULES:

        I.  Condensed Financial Information of the Registrant                          50-52

        All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




The Stockholders of
  All-Comm Media Corporation


We have audited the accompanying consolidated financial statements and the financial statement schedule of All-Comm Media Corporation and Subsidiaries, listed in Items 8 and 14(a) of this Form 10-K/A-2. These financial statements and financial statement schedule are the responsibility of All-Comm Media Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of All-Comm Media Corporation and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included herein.


                                                /s/ COOPERS & LYBRAND L.L.P.

Los Angeles, California
July 23, 1996

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1995 AND 1994


                                                                            1995                      1994
                                                                            ----                      ----
ASSETS
- ------
Current assets:
   Cash and cash equivalents                                              $ 1,217,772               $   419,149
   Accounts receivable, net of allowance for
       doubtful accounts of $40,552 in 1995                                 2,067,977
   Other current assets                                                       116,468                    34,894
   Net assets of discontinued operations                                                                286,201
                                                                          -----------               -----------
       Total current assets                                                 3,402,217                   740,244
Property and equipment at cost, net                                           344,154                    67,596
Land held for sale at cost                                                    766,651                   756,125
Intangible assets at cost, net                                              7,272,769
Other assets                                                                   38,700                    75,768
                                                                          -----------               -----------
       Total assets                                                       $11,824,491               $ 1,639,733
                                                                          ===========               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
   Note payable to bank                                                   $    49,694               $   150,000
   Note payable other                                                          72,000                   144,000
   Trade accounts payable                                                     365,638                     4,474
   Accrued salaries and wages                                                 641,507                    57,003
   Other accrued expenses                                                     683,954                   268,339
   Income taxes payable                                                        94,565
   Current portion of long term obligations to related party                1,500,000
   Related party payables                                                     183,701                   350,000
                                                                          -----------               -----------
       Total current liabilities                                            3,591,059                   973,816
Long term obligations to related party less current portion                 3,000,000
Other liabilities                                                              68,900
                                                                          -----------               -----------
   Total liabilities                                                        6,659,959                   973,816
                                                                          ===========               ===========
Commitments and contingencies
Stockholders' equity:
   Class B convertible preferred stock - authorized
       50,000 shares of $.01 par value; none issued
   Common stock - authorized 6,250,000 shares of $.01
       par value; 3,028,092 and 1,436,833 shares issued,
       respectively                                                            30,281                    14,368
   Additional paid-in capital                                              10,300,847                 5,928,542
   Accumulated deficit                                                     (5,031,127)               (5,141,524)
   Less 11,800 shares of common stock in treasury,
       at cost                                                               (135,469)                 (135,469)
                                                                          -----------               -----------
       Total stockholders' equity                                           5,164,532                   665,917
                                                                          -----------               -----------
       Total liabilities and stockholders' equity                         $11,824,491               $ 1,639,733
                                                                          ===========               ===========



See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                1995                  1994                  1993
                                                            -----------           ------------          -----------
Sales                                                       $ 3,630,828
Cost of sales                                                 2,434,011
                                                            -----------
   Gross profit                                               1,196,817
Operating Expenses:
Selling, general and administrative                          (2,381,912)          $  (823,417)         $  (984,628)
Service fees of related parties                                  (5,728)              (21,000)             (84,000)
Amortization of intangible assets                               (65,101)
Litigation settlement and expenses                                                                        (923,872)
                                                            -----------           ------------          -----------
   Loss from operations                                      (1,255,924)             (844,417)          (1,992,500)
                                                            -----------            -----------          -----------
Other income (expense):
   Gain from sales of securities                              1,579,539               937,365            3,177,203
   Loan commitment fee                                         (300,000)
   Dividends                                                                            7,237               77,030
   Interest income                                               13,679                                     26,263
   Interest expense                                             (94,200)               (7,165)             (43,604)
   Other, net                                                     1,047               (19,813)               5,147
                                                            -----------           ------------          -----------
   Total                                                      1,200,065               917,624            3,242,039
                                                            -----------           ------------          -----------
   Income (loss) from continuing operations
       before income taxes                                      (55,859)               73,207            1,249,539
   Credit (provision) for income taxes                          (75,000)               13,600             (270,082)
                                                            -----------            -----------          -----------
Income (loss) from continuing operations
   before discontinued operations                              (130,859)               86,807              979,457
Gain on sale of discontinued operations                         322,387
Loss from discontinued operations, net of
   income tax benefit of $649,482 in 1993                       (81,131)           (2,896,694)          (2,094,795)
                                                            -----------           ------------          -----------
   Net income (loss)                                        $   110,397           $(2,809,887)         $(1,115,338)
                                                            ===========           ============         ============
Income (loss) per share:
   From continuing operations                                     $(.07)                 $.06                $ .71
   From discontinued operations                                     .13                 (1.97)               (1.52)
                                                            -----------           ------------          -----------
Income (loss) per share                                            $.06                $(1.91)              $ (.81)
                                                            ===========           ============          ===========
Weighted average common and common
   equivalent shares outstanding                              1,807,540             1,468,747            1,373,160
                                                            ===========           ============          ===========

Primary and fully diluted income (loss) per share are the same in fiscal years 1995 and 1994. Fully diluted income (loss) per share from continuing operations, discontinued operations and net loss in fiscal 1993 was $.70, $(1.49) and $(.79), respectively.

                See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                 Common Stock       Additional                      Treasury Stock
                              ------------------    Paid-in       Accumulated    --------------------  Receivable
                               Shares     Amount    Capital       Deficit        Shares    Amount      for Shares     Totals
                              ----------  --------- ------------  ------------   --------  ----------  ----------    -----------
Balance June 30, 1992         1,197,559   $ 11,976  $ 4,161,719   $(1,216,299)   (20,550)  $(108,239)  $(200,000)    $ 2,649,157
Issuance of treasury
  shares for HSGR
  acquisition                                           175,980                   15,000      79,020                     255,000
Shares issued upon
  exercise of stock
  options                        54,633        546      330,253                                                          330,799
Net loss                                                           (1,115,338)                                        (1,115,338)
                              ---------   --------  -----------   -----------    -------   ---------   ---------     -----------
Balance June 30, 1993         1,252,192     12,522    4,667,952    (2,331,637)    (5,550)    (29,219)   (200,000)      2,119,618
Issuance of restricted
  shares for litigation
  settlement                     25,000        250      249,750                                                          250,000
Purchase of shares - cash                                                         (6,250)   (106,250)                   (106,250)
Receivable paid - at
  discount                                              (66,667)                                         200,000         133,333
Shares issued upon
  exercise of stock
  options and warrants          159,641      1,596      991,173                                                          992,769
Discounts granted on
  exercise of options                                    86,334                                                           86,334
Net loss                                                           (2,809,887)                                        (2,809,887)
                              ---------   --------  -----------   -----------    -------   ---------   ---------     -----------
Balance June 30, 1994         1,436,833     14,368    5,928,542    (5,141,524)   (11,800)   (135,469)        --          665,917
Issuance of restricted
  shares for litigation
  settlement                     37,500        375      149,625                                                          150,000
Issuance of restricted
  shares for merger
  with Alliance Media
  Corporation                 1,025,000     10,250    2,734,750                                                        2,745,000
Issuance of restricted
  shares as finders fees         42,500        425      138,325                                                          138,750
Private placement of
  shares - cash                 413,759      4,138    1,014,537                                                        1,018,675
Shares issued upon
  exercise of stock
  options and warrants           72,500        725      207,193                                                          207,918
Discounts granted on
  exercise of options                                   127,875                                                          127,875
Net income                                                            110,397                                            110,397
                              ---------   --------  -----------   -----------    -------   ---------   ---------     -----------
Balance June 30, 1995         3,028,092    $30,281  $10,300,847   $(5,031,127)   (11,800)  $(135,469)  $    --       $ 5,164,532
                              =========   ========  ===========   ===========    =======   =========   =========     ===========

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995, 1994 AND 1993

                                                                      1995                1994                1993
                                                                  ----------         -----------         -----------
Operating activities:
   Net income (loss)                                                $110,397         $(2,809,887)        $(1,115,338)
   Adjustments to reconcile loss to net cash used
     in operating activities:
       Gains from sales of securities                             (1,579,539)           (937,365)         (3,177,203)
       Gain on sale of STI                                          (322,387)
       Depreciation                                                   52,348              39,306              37,515
       Amortization                                                   65,101
       Deferred income tax                                                               (13,600)           (324,400)
       Loss on disposal of assets                                     30,319
       Discount on exercise of options                               127,875              86,334
       Issuance of stock and note for consultant
         termination settlement                                                          394,000
   Changes in assets and liabilities net of effects from
      acquisition:
       Accounts receivable                                          (377,631)
       Income tax refund receivable                                                       55,000             496,504
       Other current assets                                          (16,844)             (3,778)              1,294
       Other assets                                                   20,519              61,959             (40,083)
       Trade accounts payable                                       (147,360)              1,689               2,785
       Accrued expenses and other current liabilities                  6,757               3,784            (310,323)
       Income taxes payable                                           55,000
       Discontinued operations, net                                 (152,662)            936,564             327,777
                                                                  ----------          ----------          ----------
   Net cash used in operating activities                          (2,128,107)         (2,185,994)         (4,101,472)
                                                                  ----------          ----------          ----------

Investing activities:
   Proceeds from sales of investments in securities                2,682,811           1,244,090           3,949,470
   Purchase of investment in securities                           (1,063,272)
   Proceeds from sale of STI                                         800,000
   Proceeds from sales of fixed assets                                11,000
   Acquisition of Alliance Media Corporation, net
       of cash acquired of $567,269                                  259,088
   Acquisition of High School Gridiron Report                                                               (131,000)
   Purchase of property and equipment                                (43,905)             (6,653)             (4,971)
   Land development costs                                            (10,526)
   Investing activities of discontinued operations, net                                  (42,271)            (41,507)
                                                                  ----------          ----------          ----------
       Net cash provided by investing activities                   2,635,196           1,195,166           3,771,992
                                                                  ----------          ----------          ----------

Financing activities:
   Proceeds from (repayments of) bank loans                         (513,059)            150,000            (700,000)
   Proceeds from issuances of common stock                         1,226,593             992,769             330,799
   Proceeds from note payable other                                1,000,000                                 200,000
   Repayments of note payable other                               (1,072,000)           (200,000)
   Related party borrowing (repayment)                              (350,000)            350,000
   Repurchases of common stock                                                          (106,250)
   Proceeds from receivable for shares                                                   133,333
   Financing activities of discontinued operations                                       (19,350)            (17,130)
                                                                  ----------          ----------          ----------
   Net cash provided by (used in) financing activities               291,534           1,300,502            (186,331)
                                                                  ----------          ----------          ----------
Net increase (decrease) in cash and cash equivalents                 798,623             309,674            (515,811)
   Cash and cash equivalents at beginning of year                    419,149             109,475             625,286
                                                                  ----------          ----------          ----------
Cash and cash equivalents at end of year                          $1,217,772          $  419,149          $  109,475
                                                                  ==========          ==========          ==========

Supplemental disclosures of cash flow data:
   Cash paid (received) during the year for:
       Interest                                                     $ 60,422         $   20,771         $    57,627
       Financing charge                                             $300,000
       Federal income tax paid (refunded)                           $ 15,000         $  (55,000)        $  (675,920)

Supplemental schedule of non cash investing and financing activities:

In 1995, the Company purchased all of the capital stock of Alliance Media Corporation for 1,025,000 shares of common stock valued at $2,745,000. Additionally, 37,500 shares of common stock valued at $100,000 were issued as finders fee. Other direct costs of the acquisition totaled approximately $400,000. In conjunction with the acquisition, net assets acquired and liabilities assumed, less payments prior to year end, were:

                  Working capital, other than cash                $  601,729
                  Property and equipment                            (326,320)
                  Costs in excess of net assets of
                     companies acquired                           (7,337,870)
                  Other assets                                       (23,451)
                  Long term debt                                   4,500,000
                  Common stock issued                              2,845,000
                                                                  ----------
                                                                  $  259,088
                                                                  ===========

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



See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL:

         All-Comm Media Corporation ("The Company") was formerly known as Sports-Tech, Inc.. The name change was approved at a Special Meeting of Shareholders held on August 22, 1995. On April 25, 1995, the Company, through a wholly-owned subsidiary, was merged with Alliance Media Corporation ("Alliance") and its wholly-owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). The shareholders of Alliance received 1,025,000 shares of the Company's common stock.
         Upon consummation of the merger, the members of the board of directors of the Company resigned and a new board was appointed. Through SD&A, the Company currently operates in one industry segment, providing telemarketing and telefundraising to not-for-profit arts and other organizations. The Company's mission is to create a growth-oriented direct marketing and media services company through acquisitions and internal growth. The Company also currently owns approximately seven acres of undeveloped land in Laughlin, Nevada.

         Prior to the merger with Alliance, the Company's principal activities were the investigation of non-gaming acquisitions. In fiscal 1992, the Company acquired a 100% interest in Sports-Tech International ("STI"), and in fiscal 1993 acquired 100% of the assets and certain liabilities of High School Gridiron Report ("HSGR"). STI was engaged in the development, acquisition, integration and sale of advanced computer software, computer equipment and computer aided video systems used by sports programs at the professional, collegiate and high school levels. HSGR provided academic and video data to aid in pre-qualifying high school athletes to colleges and universities. In fiscal 1995, the Company discontinued the operations of STI and HSGR.

         The Company believes that funds available from operations, from the potential sale of or borrowing against the Laughlin, Nevada, land and the ability to raise funds through a private placement of equity securities will be adequate to finance its operations and meet interest and debt obligations in fiscal 1996. Additional financing may be required thereafter to meet potential contingent acquisition payments if defined results of operations are achieved, as well as operating requirements and debt payments. There can be no assurance, however, that such capital will be available at terms acceptable to the Company, or at all.


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

Land held for Sale:
         The cost of acquiring, improving and planning the development of land is capitalized. Costs related to development are written off when such plans are abandoned. Interest cost is capitalized in periods in which activities specifically related to the development of the land take place.

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

        The assets of Alliance acquired by the Company consisted primarily of
        (i) all the issued and outstanding stock of Stephen Dunn & Associates, Inc. ("SD&A"), which Alliance had acquired simultaneously with the merger, (ii) a five year covenant not to compete with the former owner of SD&A, and (iii) the cash proceeds of $1,509,750 (net of certain payments, including the payment of $1.5 million made pursuant to the acquisition of SD&A) of a private placement of equity securities of Alliance, which securities, upon consummation of the merger, were converted into the Company's common stock. The purchase price of SD&A paid by Alliance was $1.5 million in cash, plus $4.5 million in long-term obligations, yielding prime rate (9.0% at June 30, 1995), payable over four years. Additional contingent payments of up to $850,000 per year over the period ending June 30, 1998 may be required based on the achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company. These additional shares have demand registration rights commencing in September 1997. Alliance and SD&A have entered into an operating covenant agreement relating to the operations of SD&A and Alliance has pledged all of the common shares of SD&A acquired to collateralize its obligations under that agreement.

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

                                                                              Unaudited
                                                                   --------------------------------
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

4.  ACQUISITION OF HIGH SCHOOL GRIDIRON REPORT:

        In June, 1993, the Company, through its wholly-owned subsidiary, HSGR, a Nevada corporation, acquired substantially all the assets, and assumed certain liabilities, of High School Gridiron Report in exchange for 15,000 shares of the Company's treasury stock, valued at $17.00, the NASDAQ closing market value on June 11, 1993.

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

6.  PROPERTY AND EQUIPMENT:

         Property and equipment of continuing operations at June 30, 1995 and 1994 consisted of the following:

                                                                         1995            1994
                                                                      ---------       -----------
                 Office furnishings and equipment                     $ 246,157        $ 168,896
                 Leasehold improvements                                 131,447           72,352
                                                                      ---------        ---------
                                                                        377,604          241,248

                 Less accumulated depreciation and
                   amortization                                         (33,450)        (173,652)
                                                                      ---------        ---------
                                                                      $ 344,154        $  67,596
                                                                      =========        =========

7.  LAND HELD FOR SALE:

         The Company, through its wholly owned subsidiary, Bullhead, owns approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $766,651 and $756,125 as of June 30, 1995 and 1994, respectively. During fiscal 1995, the Company capitalized costs of $10,526 for its share of costs incurred by area property owners for development design fees. Bullhead is additionally subject to an agreement entered into at the time of the acquisition of the Laughlin property to pay to two unaffiliated individuals an amount equal to 5% each of the net profit from any sale of said property or, if developed into a hotel/casino (which the Company does not intend to do), 5% each of the equity in the property. Such interests were received as consideration for the efforts of such individuals in connection with the acquisition of such land.


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
                                                              ========         ========


11.  LONG TERM OBLIGATIONS TO RELATED PARTY:

        In connection with the acquisition of SD&A, Alliance issued promissory notes totaling $4,500,000 to SD&A's current President and former sole shareholder. The notes bear interest at prime rate (9% at June 30, 1995) not to exceed 10% or drop below 8% and are payable monthly. Principal payments are due quarterly, and originally matured as follows: 1996 - $1,500,000; 1997 - $1,500,000; 1998 - $1,000,000;
        1999 - $500,000. All the outstanding common shares of SD&A are pledged to collateralize these notes. In connection with these notes, an operating covenant agreement includes, among other things, provisions requiring that SD&A have a minimum level of working capital and cash levels, subject to periodic increases based on sales, before dividend payments can be made to the parent company. Net restricted assets of SD&A, after "push down" of costs in excess of net assets acquired, totaled approximately $6,650,000 at June 30, 1995.


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

        The Company also had employment contracts with certain members of the prior management of the Company. In fiscal 1995, 1994 and 1993, severance payments totaling approximately $60,000, $40,000 and $165,000, respectively, were paid under the contracts. A contract with a prior key member of management also required the issuance of 25,000 shares of the Company's common stock in exchange for a $200,000 non-recourse promissory note receivable.

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

        As discussed in Note 3, in connection with the acquisition of Alliance and SD&A, the Company issued 1,025,000 restricted common shares to the former shareholders of Alliance. These shares have registration rights as of December 1, 1995. Also in connection with the acquisition, the Company issued 37,500 common shares valued at $100,000 and warrants to purchase 43,077 common shares at $6.00-to-$8.00 per share to investment banking firms, a shareholder, a director and a law firm which represented the Company. These warrants expire between April 25, 1998 and April 25, 2000.

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

        As of June 30, 1995, the Company has the following outstanding warrants to purchase 45,577 shares of common stock:

                                                                                       Exercise Price
                                               Shares of Common                         Per Share of
        Date Issued                           Stock upon Exercise                       Common Stock
        -----------                           -------------------                      --------------
        April 1995                                 33,750                                  $6-8.00
        May 1995                                   11,827                                     $6
                                                   ------
        Total as of June 30, 1995                  45,577
                                                   ======

        Stock Options: In 1991, the Company adopted a non-qualified stock option plan (the 1991 Plan) for key employees, officers, directors and consultants to purchase up to 250,000 shares of common stock. The Plan is administered by the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and exercisability of the options.
        In no event shall an option expire more than ten years after the grant.

        The following summarizes the stock option transactions under the 1991 Plan for the two fiscal years ended June 30, 1995 and 1994:

                                                                 Number              Option Price
                                                               of Shares               Per Share
                                                              -----------           ---------------
             Outstanding at June 30, 1993                        193,617            $6.00 to $16.00

             Granted                                               3,000            $22.00
             Exercised                                           (70,058)           $6.00 to $16.00
             Canceled                                            (18,667)           $6.00 to $16.00
                                                                 -------
             Outstanding at June 30, 1994                        107,892            $6.00 to $22.00
                                                                 -------

             Granted                                               8,750            $5.24 to $7.00
             Exercised                                           (22,500)           $2.68 to $5.24
             Canceled                                             (3,334)           $6.00
                                                                 -------
             Outstanding at June 30, 1995                         90,808            $6.00 to $22.00
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

        The following summarizes transactions outside the 1991 Plan for the two fiscal years ended June 30, 1995 and 1994:

                                                                    Number                Option Price
                                                                  of Shares                Per Share
                                                                  ----------             -----------
             Outstanding at June 30, 1993                          143,250             $ 3.00 to $16.00

             Granted                                                18,000             $15.52 to $16.00
             Exercised                                             (64,584)            $ 4.00 to $ 8.00
             Canceled                                              (22,875)            $ 7.24 to $15.52
                                                                   -------
             Outstanding at June 30, 1994                           73,791
                                                                   -------

             Exercised                                             (12,500)            $ 3.00
             Canceled                                              (28,875)            $ 6.00 to $16.00
                                                                   -------
             Outstanding at June 30, 1995                           32,416
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

15.  INCOME TAXES:

         A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax income (loss) from continuing operations follows:

                                                           1995              1994            1993
                                                           ----              ----            ----
                 Statutory rate                             (34)%              34%             34%
                 Increase (decrease) in tax rate
                   resulting from:
                   Loss limitations and valuation
                     allowance                               38                                19
                   Utilization of loss carryforwards                          (53)
                   State income taxes                       130
                   Benefit from stock options                                                 (11)
                   Dividend income                                                             (1)
                                                           -----             -----           -----
                     Effective rate                         134%              (19)%           (22)%
                                                           =====             =====           =====

         Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The adoption of SFAS 109 resulted in an income tax benefit of $13,600 in fiscal year 1994.

                                                                                 1995                   1994
                                                                             ----------            -----------
                 Deferred tax assets:
                     Net operating loss carryforwards                        $  374,000            $  1,541,000
                     Amortization of intangibles                                133,000
                     Other                                                      158,800                 156,000
                                                                             ----------             -----------
                 Total deferred tax assets                                      665,800               1,697,000
                     Valuation allowance                                       (364,400)             (1,697,000)
                                                                             ----------             -----------
                 Net deferred tax assets                                        301,400
                                                                             ----------

                 Deferred tax liabilities:
                     Cash to accrual adjustment                                (262,500)
                     Other                                                      (38,900)
                                                                             ----------
                 Total deferred tax liabilities                                (301,400)
                                                                             ----------             ----------
                 Total deferred taxes, net                                   $    -                 $    -
                                                                             ===========            ===========

        The Company has a net operating loss of $1,069,000 available which expires from 2007 through 2010. These losses can only be offset with future income.

        For the year ended June 30, 1993, in accordance with Accounting Principles Bulletin No. 11 "Accounting for Income Taxes", the tax effects of timing differences generating deferred income tax and the current provision credited to operations are summarized below:

                 Sales of investments in common stock                        $(228,000)
                 Deductible                                                    (96,400)
                 Current provision                                             (55,000)
                                                                             ----------
                     Total                                                   $(379,400)
                                                                             ==========

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

         On October 12, 1995 the long term obligations to related party were revised such that the October 1, 1995 payment of $375,000 and interest payment due in the second quarter of fiscal 1996 will be paid over a twelve month period commencing January, 1996 together with interest at 10%. The deferred interest payment is due earlier if the Company completes certain financing by December 31, 1995.

                                   SCHEDULE I
                           ALL-COMM MEDIA CORPORATION
                            CONDENSED BALANCE SHEET
                                 June 30, 1995



         ASSETS

         Current assets:
             Cash and cash equivalents                                              $ 479,045
             Other current assets                                                      93,781
                                                                                    ---------
                 Total current assets                                                 572,826
                                                                                    ---------
         Property and equipment, at cost                                               26,992
         Accumulated depreciation                                                       3,175
                                                                                   ----------
         Net property and equipment                                                    23,817
         Investments in and advances to subsidiaries                                5,136,786
         Other assets                                                                   9,355
                                                                                   ----------
         Total assets                                                              $5,742,784
                                                                                   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
             Note payable other                                                      $ 72,000
             Trade accounts payable                                                   167,838
             Accrued salaries and wages                                                75,366
             Other accrued expenses                                                   263,048
                                                                                    ---------
                 Total current liabilities                                            578,252
                                                                                    ---------
         Stockholders' equity:
             Common stock                                                              30,281
             Additional paid-in capital                                            10,300,847
             Treasury shares, at cost                                                (135,469)
             Accumulated deficit                                                   (5,031,127)
                                                                                   ----------
                 Total stockholders' equity                                         5,164,532
                                                                                   ----------
         Total liabilities and stockholders' equity                                $5,742,784
                                                                                   ==========

                                   SCHEDULE I
                           ALL-COMM MEDIA CORPORATION
                       CONDENSED STATEMENT OF OPERATIONS
                            Year Ended June 30, 1995


         Income:
             Gains from sales of securities                                        $1,579,539
             Equity in net losses of subsidiaries                                     (18,320)
                                                                                   -----------
                 Total                                                              1,561,219
                                                                                   -----------

         Costs and expenses:
             General and administrative                                             1,390,186
             Service fees charged by related parties                                    5,728
             Depreciation                                                               2,956
                                                                                   -----------
                 Total                                                              1,398,870
                                                                                   -----------
         Income from operations                                                       162,349
                                                                                   -----------

         Other income (expense):
             Loan commitment fee                                                     (300,000)
             Interest income                                                           15,446
             Interest expense                                                          (8,972)
             Other, net                                                                   318
                                                                                   -----------
         Subtotal                                                                    (293,208)
                                                                                   -----------

         Loss from continuing operations before income taxes                         (130,859)

         Loss from discontinued operations:
             Gain on sale of discontinued operations                                  322,387
             Loss from discontinued operations                                        (81,131)
                                                                                   -----------
         Net income                                                                  $110,397
                                                                                   ===========

                                   SCHEDULE I
                           ALL-COMM MEDIA CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                            Year Ended June 30, 1995



         Operating activities:
             Net cash flows used by operating activities                                  ($2,485,237)
                                                                                          -----------

         Investing activities:
             Proceeds from sales of investments in securities                               2,682,811
             Purchase of investment in securities                                          (1,063,272)
             Proceeds from sale of STI                                                        800,000
             Acquisition of Alliance Media Corporation                                       (308,181)
             Investments in and advances to subsidiaries                                      (36,048)
             Purchase of property and equipment                                                19,613
                                                                                          -----------
                 Net cash provided by investing activities                                  2,094,923
                                                                                          -----------

         Financing activities:
             Proceeds from issuances of common stock                                        1,226,593
             Proceeds from note payable other                                               1,000,000
             Repayments of note payable other                                              (1,072,000)
             Repayments of other notes payable                                               (350,000)
                                                                                          -----------
                 Net cash provided by financing activities                                    804,593
                                                                                          -----------

         Net increase in cash and cash equivalents                                            414,279

         Cash and cash equivalents at beginning of year                                        64,766
                                                                                          -----------
         Cash and cash equivalents at end of year                                           $ 479,045
                                                                                          ===========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A-2 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       All-Comm Media Corporation
                                       ----------------------------------
                                       (Registrant)


                                       By: /s/ Barry Peters
                                       ----------------------------------
                                           Chairman of the Board and
                                           Chief Executive Officer

Date: July 24, 1996