Form 10-K
period 1996-06-30
ALL-COMM MEDIA CORP
filed 1996-09-24
CIK 14280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]
        For the fiscal year ended June 30, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _____________ to__________________

                         Commission file number 0-16730

                          ALL-COMM MEDIA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                        88-0085608
 --------------------------                  ----------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

400 Corporate Pointe, Suite 780
Los Angeles, California                                             90230
- -------------------------------                                   --------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:    (310) 342-2800
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:    None
                                                             --------
Securities registered pursuant to Section 12(g) of the Act:

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

                        Yes    X                No
                            -------                 -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 16, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 16,066,000.

As of September 16, 1996, there were 3,194,659 shares of the Registrant's common stock outstanding.

                                     PART I

ITEM 1 - BUSINESS
- -----------------

General
- -------

     The business of All-Comm Media Corporation (the "Company" or "All-Comm Media"), previously known as Sports-Tech, Inc., ("Sports-Tech") arises out of the April 25, 1995 merger between Alliance Media Corporation ("Alliance") and the Company, and the concurrent acquisition of Stephen Dunn & Associates, Inc. (SD&A), a leading telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other institutional tax-exempt organizations. Simultaneously, the former management and directors of Sports-Tech resigned in favor of the merger with Alliance and its plan to build a specialized marketing services company with a focus on providing direct marketing, information and media services. The change in the Company's name was approved at a special shareholders meeting held on August 22, 1995 to reflect the new corporate vision and direction originating from the change in management and board of directors associated with the merger with Alliance. The Company's shares are traded on the NASDAQ Small Cap Market under the symbol "ALCM". The Company's principal executive offices are located at 400 Corporate Pointe, Suite 780, Culver City, CA 90230. Its telephone number is (310) 342-2800.

The Company's Strategy
- ----------------------

     Initially, the Company intends to expand through the acquisition of companies in the direct marketing, information and media services industry which can provide core capabilities for the direct marketing process. Direct marketing has become an increasingly important advertising medium and an integral component of marketing programs that combine multiple forms of communication, such as direct mail, telemarketing, print, television, radio, electronic media, information kiosks, CD-ROM and Internet World-Wide Web sites. A key element of the Company's growth strategy is to establish a complimentary group of companies under a unified corporate architecture that is capable of servicing multiple client needs in the new marketing and media environment. The Company believes that technological innovation will continue to increase the effectiveness of direct marketing.

Other than as described in this Annual Report on Form 10-K (this "Form 10-K") the Company has no agreements to acquire any such companies and there can be no assurance that the Company will be able to acquire such companies.

Stephen Dunn & Associates, Inc. ("SD&A")
- ---------------------------------------

     SD&A was formed in 1983 and was acquired by the Company on April 25, 1995. For the twelve month period ended June 30, 1996 ("Fiscal 1996"), SD&A had revenues of more than $15.8 million. Clients of SD&A include many of the larger performing arts and cultural institutions, such as major symphonies, theatres and musical arts companies, along with public broadcasting stations, advocacy groups and educational institutions. SD&A's clients include over 150 of the nation's leading institutions and universities, such as New York Philharmonic Orchestra, American Conservatory Theater, Lincoln Center, Museum of Modern Art, New York University, Duke University, National Audubon Society and Simon Weisenthal

Center. SD&A has its headquarters in Los Angeles, California and operates a telemarketing calling center in Berkeley, California.

History and Prior Activities
- ----------------------------

     The Company was originally incorporated in Nevada in 1919. During 1991, under the prior management, the Company acquired a 100% interest in Sports-Tech International, Inc. ("STI") and changed its name to Sports-Tech, Inc. In 1993, the Company acquired the business of High School Gridiron Report ("HSGR"). (See Discontinued Operations). STI and HSGR supplied information services and technology as well as academic, athletic and video data to high school, college and professional coaches and student athletes. In November, 1994, after a failed business strategy, the prior management of the Company discontinued these operations through the sale of STI and the cessation of the HSGR operation. Prior to, and as a condition of the merger with Alliance, the Company was required to divest its investments, except for an undeveloped parcel of land in Laughlin, Nevada. In August, 1996 the land was sold. (See All-Comm Holdings, Inc. herein for a description of this investment and the terms of its sale.)

Merger with Alliance Media Corporation:

     On April 25, 1995, STI Merger Corporation ("Merger Sub"), a wholly owned subsidiary of the Company, was merged (the "Merger") with and into Alliance. The Merger was effected pursuant to the terms of an Acquisition Agreement, dated as of February 7, 1995, as amended. Pursuant to the terms of the Acquisition Agreement, upon consummation of the Merger, the then current members of the Board of Directors of the Company resigned and a new Board was appointed, consisting of persons designated by Alliance. (See Executive Officers and Directors of the Registrant and Significant Employees.) As a result of the Merger, Alliance became a wholly owned subsidiary of the Company and the former shareholders of Alliance received 1,025,000 shares of the Company's common stock valued at $2,745,000 constituting approximately 39.6% of the Company's common stock (on a fully diluted basis, taking into account shares issuable upon exercise of warrants delivered in payment of various fees incurred in connection with the Merger). These shares have registration rights commencing December 1, 1995.

     The assets of Alliance acquired by the Company consisted primarily of: (i) all of the issued and outstanding stock of SD&A, which Alliance had acquired effective April 25, 1995 pursuant to a Stock Purchase Agreement, dated as of January 31, 1995, between Alliance and Mr. Stephen Dunn (the "Dunn Agreement");
(ii) a five-year covenant not to compete with the former owner of SD&A; and
(iii) the cash proceeds (net of certain payments, including the payment of $1.5 million required pursuant to the terms of the Dunn Agreement) of a private placement of equity securities by Alliance, which securities, upon consummation of the Merger, were converted into shares of the Company's common stock. Pursuant to the terms of the Dunn Agreement, terms of the acquisition included $1.5 million in cash plus a $4.5 million long term obligation and additional contingent payments of up to $850,000 per year over the period ending June 30, 1998, of which, at the Company's option, 50% may be made with restricted common shares of the Company. For Fiscal 1996, the $850,000 payment was earned and was paid, half in cash and half in stock. These acquisition terms were revised pursuant to the Company's private placement financing which occurred on June 7, 1996 (see "Private Placement of Preferred Stock") whereby the terms of the long term obligations were revised. Of the remaining balance of $4.1 million, approximately

$2.0 million was repaid in June 1996. The balance of $2.1 million is payable in 36 monthly principal payments of $58,333, plus interest at 8%, starting September 19, 1996.

     The assets of SD&A, upon its acquisition by Alliance (and simultaneously obtained by the Company upon consummation of the Merger), consisted primarily of cash and cash equivalents, accounts receivable and furniture, fixtures and equipment, which were accounted for using the purchase method. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment resulted in approximately $6.3 million of costs in excess of net assets acquired, after allocating approximately $1 million to a covenant not to compete. Such excess, which may increase for any further contingent payments, is being amortized over the expected period of benefit of 40 years. The operating results of these acquisitions are included in the consolidated results of operations of the Company from the date of acquisition, April 25, 1995.

Current Activities
- ------------------

Pending Acquisition of Metro Services Group, Inc.:

     On May 30, 1996, the Company signed a letter of intent to acquire the capital stock of Metro Services Group, Inc. ("Metro"). Metro is a private company formed in 1987 and based in New York City, with offices in Michigan, Illinois and California, and has annual sales in excess of $8 million. Metro develops and markets a variety of database direct marketing products and services to a wide range of commercial clients and tax-exempt organizations. Metro provides information-based products and services to the direct marketing industry through its four divisions: Metro Direct Marketing, which provides full service direct marketing programs for consumers and business to business clients, particularly in the financial services and publishing areas; MSGI Computer Services which utilizes a combination of mainframe, PC platforms and Internet servers for database development, data enhancement, response analysis and predictive modeling capabilities; MetroArts develops and executes customer acquisition campaigns for the performing arts, entertainment and cultural institutions and Metro Non-Profit provides strategic planning, membership and direct mail fundraising campaigns for non-profit institutions. The majority of Metro's revenues are derived from a commercially driven client base. Terms of the acquisition call for an exchange of stock, of approximately 2.0 million shares of the Company's common stock for all of the outstanding stock of Metro. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement. No assurance can be given that the acquisition will be consummated.

Stock Split and Change in Authorized Common Shares:

     Effective August 22, 1995, the Company's Board of Directors approved a one-for-four reverse stock split of the Company's authorized and issued common stock. Fractional shares were rounded up to whole shares. After the reverse stock split, approximately 3,016,000 shares were outstanding. All share and per share data in this Annual Report reflect the effect of the reverse stock split. Effective August 14, 1996, the Company's shareholders approved an increase in the number of authorized shares of common stock from 6,250,000 to 36,250,000, to facilitate its corporate strategy and growth plans.

Private Placements of Common Stock:

     On May 31, 1995, the Company completed a private placement of 413,759 restricted shares of its common stock for a total of $1,108,875 ($1,018,675 net after offering costs) in order to replenish cash resources which were depleted prior to the Merger with Alliance, as a result of losses and dispositions of assets prior to the Merger. (See Discontinued Operations and Events Prior to the Merger with Alliance Media Corporation.) These shares have registration rights commencing December 1, 1995.

     In March, 1996, the Company issued, in a private placement, 75,000 restricted shares of its common stock for an aggregate of $120,000 to four individuals, including 12,500 shares to related parties, in order to meet certain operating obligations.

Private Placements of Convertible Preferred Stock:

     On May 9, 1996, the Company completed the private placement with an institutional investor of 10,000 shares of Series A convertible preferred stock for $750,000, $681,000 net after offering costs.

     On June 7, 1996, the Company completed the private placements with accredited investors of 6,200 shares of Series B convertible preferred stock for $3,100,000. The preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred stockholders are entitled to their original investment, plus accrued, unpaid dividends or, if unavailable, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the rate of 6% per annum. The convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the lesser of the price paid divided by $1.25, or 80% of the average closing sales price of the Company's common stock for the last five days prior to conversion, and is subject to certain restrictions, including automatic conversion on the second anniversary of its issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,100,000 shares of common stock exercisable at $2.50 for three years.

     On June 7, 1996, the Company completed the private placements with accredited investors of $1,000,000 of convertible notes and warrants for 3,000,000 shares of common stock.

     Subsequent to June 30, 1996, the notes and warrants were rescinded retroactive to June 7, 1996. In addition, on September 10, 1996, effective as of June 7, 1996, the Company completed a private placement of 2,000 shares of Series C convertible preferred stock with the same accredited investors for $1,000,000. The Series C convertible preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred shareholders are entitled to their original investment, plus accrued unpaid dividends or, if available, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the same rate of 8% per annum, increasing to 24% on October 7, 1996, in the event that the shares are not registered. The Series C convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the price paid divided by $6.00, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,000,000 shares of common stock exercisable at $3.00 for three years.

     In connection with the June 7, 1996 transactions, payment of approximately $2.0 million was made on long term obligations due to the seller of the Company's operating subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). The Company used $812,500 to reacquire 10,000 shares of Series A convertible preferred stock issued in the private placement on May 9, 1996. Of the proceeds, $425,000 was used to prepay additional consideration to the seller of SD&A which was contingent upon post-closing SD&A earnings. The remainder will be used for general corporate purposes.

Termination of Other Business Matters:

     As part of the Company's strategy to expand through the acquisition of companies in the direct marketing, information and media services industry, numerous negotiations occur, some of which may result in preliminary agreements. In the course of the Company's due diligence, these agreements may be abandoned or terminated for different reasons which may include non-substantiation of the target company's financial condition, unsatisfactory analysis of the target company's operations and/or financial projections, and numerous other matters. From time to time, and in the ordinary course of business, the Company is likely to enter into preliminary agreements which, upon further analysis or negotiations, may become abandoned or terminated. Accordingly, in March 1996, the Company terminated its agreement to acquire Bullseye Database Marketing, Inc., ("Bullseye") when the Company determined that certain conditions would not be satisfied in respect of its initial agreement dated December 20, 1995. Similarly, in February 1996, the Company abandoned its negotiations to acquire Forms Direct, Inc. ("FDI") in respect of its letter of intent dated September 28, 1995, and formally terminated all pending matters in August 1996.

     In March 1996, the Company elected to terminate its negotiations in respect of a February 6, 1996 loan commitment for a $2.0 million revolving credit line.

Discontinued Operations
- -----------------------

Sports-Tech International, Inc. and High School Gridiron Report:

     On March 9, 1995, as a condition precedent to the merger with Alliance Media, the Company sold Sports-Tech International, Inc. ("STI") to Dainichi Electronics, Inc. for $800,000 out of which $80,000 was paid by the Company as a commission to the former president of STI. The former president of STI also received $38,750 in common stock, and warrants to purchase 2,500 shares of the Company's common stock at $8 per share. The Company realized a gain on the sale of $322,000. STI was acquired in 1992 from Florida Gaming Corporation ("Florida Gaming"), for $1,400,000 in cash and 660,000 shares of Sports-Tech, valued at $936,600. Acquisition costs totaled $342,000.

     Concurrent with the sale of STI, the Company ceased the operations of High School Gridiron Report ("HSGR"). HSGR was acquired on June 11, 1993, in exchange for 15,000 common shares of the Company, valued at $255,000, forgiveness of a note receivable of $161,000 and assumption of liabilities totaling $29,000.

     The sale of STI and the closing of HSGR operations have been accounted for as discontinued operations and, accordingly, the consolidated financial statements contained in this Annual Report have been reclassified to report separately this segment's net assets, operating results, gain on disposition and cash flows.

Warrant Exercise:

     In July 1991, under the prior management, and in connection with the acquisition of 57.7% of the outstanding common stock of STI from Florida Gaming, the Company also acquired, for $40,000, a warrant (the "FGC Warrant") to acquire a number of shares, which at the time, represented 33% of the outstanding common stock of Florida Gaming, for an aggregate exercise price of $1,000,000.

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

     During the year ended June 30, 1995, as a condition precedent to closing of the merger with Alliance Media, the Company sold all the common shares of Florida Gaming stock it had acquired for $2,683,000 and recognized a gain of $1,580,000.

Industry Overview
- -----------------

     Advances in communications technology and the growing availability of complex consumer data are causing marketers to use new information technologies and media capabilities to more effectively target their customers and efficiently service their needs. The use of direct marketing by businesses to target and communicate with potential customers has been steadily increasing due, in part, to the relative cost efficiency of direct marketing, as compared to other advertising methods, as well as the rapid development of affordable computer technology. As a result, the analysis and management of databases that contain such information will continue to be an important driver for a variety of marketing programs. These programs utilize multiple forms of communications such as direct mail, telemarketing, print, television, radio, video, CD-ROM, on-line services, such as the Internet, and other interactive and multimedia formats.

     Over the next decade, these marketing methodologies will provide major corporations with direct access to their customers and the most cost effective and efficient means for targeting specific audiences and developing long term customer relationships. The shift from mass marketing to personalized and targeted marketing enables advertising and marketing programs to be evaluated and adjusted through measurable results. Prior to and during much of the 1970's, the costs associated with selling products and services, either through mass marketing or through personal sales calls, were relatively low, while the costs of database development were prohibitive for all but the largest businesses. In the 1980's the costs of developing and implementing computer technologies to analyze and target potential customers declined while the costs of traditional marketing increased significantly.

     As technological innovation continues, the Company believes that more companies will seek to integrate various direct marketing methodologies within a wide-range of marketing and media campaigns. The ability to interact with customers and accurately measure the response to the message is used for a variety of purposes, including: prospecting for new customers, enhancing existing customer relationships and evaluating the potential for new products and services, and allows marketing campaigns to be continually refined to further enhance their effectiveness. Numerous industry sources indicate that such programs increase a company's ability to generate revenues, directly and indirectly, from specific audiences across a wider market and through more personalized access to consumers.

Industry Consolidation
- ----------------------

     The direct marketing and media services industries are highly fragmented. Larger corporations have been steadily linking marketing and media strategies to more effectively reach customers in an increasingly competitive marketplace.
The majority of service providers are specialized by industry and type of service. They are generally small in size, offering limited or single services that support the direct marketing process. Major corporations continue to increase their use of direct marketing, information and media services as technological advances occur. As such, merger and acquisition activity has accelerated among service providers seeking economies of scale, market penetration and complementary services that result from larger, stronger firms which possess a greater ability to execute increasingly complex marketing and media campaigns.

     Most advertising, marketing and media services firms, along with internal corporate marketing departments, rely on outside vendors to execute their requirements for implementing marketing programs. These vendors provide specialized services, such as market data analysis, creation of private databases, development and management of information systems that support marketing programs, direct mail creation, production, tracking and fulfillment, telemarketing and the creation of electronic video and digital image processing and distribution. Corporate marketing departments, advertising and other agencies, often lack this type of technical expertise to create, manage and control various aspects of the process. Consequently, as new communications mediums and marketing methodologies are introduced into the marketplace, an increasing number of different service providers are involved in developing and executing marketing campaigns. Much of the consolidation is a result of economies of scale, the ability to cross-sell products and services, and the need to coordinate complex marketing programs, often within a single, reliable environment.

Line of Business
- ----------------

     The Company, through SD&A, provides a variety of telemarketing and telefundraising services to clients in the tax-exempt sector. Since its inception in 1983, SD&A has worked with over 150 tax-exempt organizations, located in over thirty states, and has developed expertise in working with a broad range of tax-exempt organizations, including those which support the arts, such as theaters, operas, symphonies and ballets, as well as museums, colleges and universities, public television stations and advocacy groups. Campaigns are conducted either "on-site" at, or near, the client's premises or "off-site" at SD&A's full service calling center, located in Berkeley, California (the "Berkeley Calling Center" or "BCC").

     SD&A's revenues are derived primarily from fees and commissions from telemarketing campaigns and telefundraising efforts.

     Telemarketing Campaigns. Telemarketing campaigns are highly focused marketing efforts designed to sell subscriptions to patrons for multiple performances or a portion of a season of performances at live theatres, symphonies, operas, ballets, musical theatres and similar performing arts venues. The campaigns are tailored to fit the clients' specific needs, generally range from eight to 26 weeks, and may be conducted at or near the clients' premises or at the Berkeley Calling Center. The design of each campaign includes evaluating and segmenting the target population using database analysis programs, often in combination with demographic and psychographic screening programs, to estimate the sales potential of different groups. Management believes that this approach to telemarketing campaigns is an efficient means to generate sales revenue for its clients and that it strengthens the clients' contact and prospect base, enhances the effectiveness of the clients' public relations as a fundraising tool to develop valuable information-gathering sources, and expands the database of potential patrons.

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

     Growth Strategies. Management anticipates future revenue growth through assisting current clients to increase the size of existing subscription sales and fundraising campaigns and through obtaining new clients within its existing specializations, and in other areas, such as environmental organizations, hospitals and national health causes. Several programs have been implemented to increase the utilization of the telefundraising staff and the BCC capabilities by existing clients utilizing only telemarketing services. Finally, SD&A is investigating opportunities to utilize additional mediums to provide fundraising services for existing and potential clients that supports and creates new telemarketing and telefundraising techniques. To achieve growth, the Company utilizes an in-house marketing group which specifically targets potential clients. New business is also solicited through direct mail, telemarketing and attendance at trade shows and industry conferences. While management believes that these strategies will increase revenues, there can be no assurances that they will be effective.

     Client Relationships. During Fiscal 1996, SD&A provided telemarketing, telefundraising and consulting services to over 90 clients. SD&A generally operates under month-to-month contractual relationships and is paid for its telemarketing services based on the type of campaign. In the area of performing arts, for both fundraising and subscription sales, SD&A is typically paid a percentage of the total amount raised but, in other instances, the Company is compensated on an hourly basis. For Fiscal 1996, approximately 83% of SD&A's revenues were derived from telemarketing and telefundraising and 17% from off-site campaigns.

     Competition. SD&A competes with other companies that provide similar services, as well as from those providing direct mail, television, radio and other advertising fundraising services. The telemarketing/fundraising industry is very competitive and highly fragmented. Most of SD&A's competitors are small, single facility operations. As such, competition is derived primarily from the in-house capabilities of the not-for-profit organizations.

     Seasonality. Typically, telemarketing and telefundraising campaigns are seasonal in nature with a substantial portion of revenues generated during the 1st and 4th fiscal quarters.

All-Comm Holdings, Inc. (Previously, Bullhead Casino Corporation)
- ----------------------------------------------------------------

     In 1979, under the prior management, the Company, through its wholly-owned subsidiary, acquired 6.72 acres of undeveloped land on the Colorado River in Laughlin, Nevada, for approximately $560,000. On August 16, 1996 the land was sold to an independent third party, via a public auction, for $952,000 in cash, resulting in a net gain of approximately $114,000 over book value, as adjusted for capitalized costs and assessments during the holding period.

Employees
- ---------

     At September 16, 1996, the Company and SD&A collectively have approximately 1,100 employees, of whom approximately 1,000 are part-time. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Small Business Issuer
- ---------------------

     The Company has determined that it is a "small business issuer" within the meaning of Securities and Exchange Commission Regulation S-B and will make filings with the Securities and Exchange Commission relating to and during fiscal 1997 as a small business issuer.

Executive Officers and Directors of the Registrant and Significant Employees
- ----------------------------------------------------------------------------

     The Company's executive officers, directors and significant employees and their positions with All-Comm Media are as follows:

         Name               Age                                Position
- ------------------------    ---   ---------------------------------------------------------------------
  Barry Peters               55   Chairman of the Board of Directors and Chief Executive Officer

  E. William Savage          53   Director, President, Chief Operating Officer, Secretary and Treasurer

  S. James Coppersmith       63   Director

  Seymour Jones              65   Director

  C. Anthony Wainwright      63   Director

  Scott Anderson             39   Chief Financial Officer

  Stephen Dunn               46   President, Stephen Dunn & Associates, Inc.

  Thomas Scheir              43   Chief Financial Officer, Stephen Dunn & Associates, Inc.

BARRY PETERS, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Peters has 26 years experience in business development and corporate finance. Prior to the formation of Alliance, Mr. Peters was Managing Director of Vector Holdings, Inc., an investment concern which specialized in sponsoring management groups, and was instrumental in financing management buyouts and restructurings for companies which included: ESB Ray-O-Vac Corp., Time, Inc., Avco/Embassy Pictures Corp., Signal Companies, Inc., ITT Corporation and Borg-Warner Corporation. Prior thereto, he was a founding Vice President of Integrated Resources, Inc. from 1970 to 1972 where he was responsible for financing its acquisitions and corporate development program. Previously, he was associated with a NYSE Member Firm that specialized in institutional research and providing financing for emerging companies. Mr. Peters began his career as a Staff Financial Analyst for RCA Corporation where he received various assignments at NBC, RCA Records and the Consumer Products Division. He holds an MBA in Finance from The Baruch School of Business and a BA degree, Magna Cum Laude, in Economics from Hofstra University.

E. WILLIAM SAVAGE, PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR. Mr. Savage has 27 years of executive business experience with emphasis on operations, marketing and business development. Prior to the formation of Alliance, Mr. Savage was President of Movie Theatre Associates, Inc., an owner of multiplex cinemas, where he was responsible for financing general business development and supervising operational matters. Previously, he was instrumental in the rapid expansion and organizational development of Public Storage, Inc. (the nation's largest mini-warehouse business) as President of Public Storage Capital Markets Group where, for 11 years, he was responsible for management of several publicly traded entities. He was also a founding officer of Storage Equities, Inc., a NYSE listed company. Mr. Savage was Executive Vice President and Chief Operating Officer of ASE listed H.S. Group, Inc., a diversified holding company, and Vice President of Shareholder's Management Co., a publicly owned mutual fund management firm. He began his career as Senior Investment Analyst with The Prudential Insurance Company. He holds an MBA from the Wharton School of Finance and Commerce and a BA degree in English from Pomona College.

S. JAMES COPPERSMITH, DIRECTOR, spent most of his television career with Metromedia Broadcasting in various senior executive positions for managing Metromedia's television operations in Los Angeles, New York, and Boston. He was president and general manager of Boston's WCVB-TV, an ABC affiliate owned by The Hearst Corporation. Under his leadership, WCVB won numerous George Foster Peabody awards and several Gabrial Awards as the most outstanding station in America, garnering more Boston/New England Emmy Awards than all other stations combined, and received the Channels Magazine most prestigious recognition "Award of Excellence". Prior to joining Hearst's affiliate, Coppersmith served as president of Hubbard Broadcasting Inc.'s Television Division, and as president of related operations involving satellite telecasting of sporting, news and entertainment events. In 1994, he became chairman of the board of trustees of Boston's Emerson College. He also serves as director for Sun America Asset Management Corporation, Chyron Corporation (NYSE), Uno Restaurant Corp. (NYSE), Kushner-Locke, Inc. (Nasdaq), and The Boston Stock Exchange.

SEYMOUR JONES, DIRECTOR, was formerly a senior partner of Coopers & Lybrand, L.L.P. in the New York office, and founding partner in charge of the Emerging Business Division and Entrepreneurial Services Program. Mr. Jones has over 35 years of public accounting experience and substantial experience as an arbitrator and as an expert witness, particularly in the area of mergers and acquisitions. He devotes a considerable amount of his professional time to emerging businesses and has given numerous lectures on accounting and auditing to financial institutions. Mr. Jones is also a Professor of Accounting at New York University, which has established an endowed lecture series on his behalf. He holds an MBA from New York University and serves as an honorary member of the Board of Trustees of the New York Institute of Credit.

C. ANTHONY WAINWRIGHT, DIRECTOR, is Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc., and a former senior executive with Cordient PLC's Compton Partners, Saatchi & Saatchi, and previously Chairman and Chief Executive Officer of the Saatchi & Saatchi unit Campbell Mithun Esty in New York. Author and frequent speaker on advertising and product branding, he is also a director of Gibson Greetings, Inc., Del Webb Corporation, American Woodmark Corporation and Specialty Retail Group, Inc.

SCOTT ANDERSON, CHIEF FINANCIAL OFFICER. Prior to joining the Company, Mr. Anderson was associated with the firm of Deloitte & Touche, LLP, as a manager in the assurance department in the Los Angeles, California office for eight years and the Riyadh, Saudi Arabia office for six years. He served clients in banking and investment services, insurance, manufacturing and service industries. Mr. Anderson is a Certified Public Accountant and holds a BS degree in Business Administration, with honors, from California State University, Long Beach.

STEPHEN DUNN, PRESIDENT, STEPHEN DUNN & ASSOCIATES, INC. Mr. Dunn has served as President of Stephen Dunn & Associates, Inc. since its founding in 1983. Prior to this, Mr. Dunn served as a consultant for the Los Angeles Olympic Organizing Committee for the Olympic Arts Festival and as Director of Marketing for the New World Festival of the Arts and the Berkeley Repertory Theater. He holds a BA degree in English from Duke University.

THOMAS SCHEIR, CHIEF FINANCIAL OFFICER, STEPHEN DUNN & ASSOCIATES, INC. Mr. Scheir joined Stephen Dunn & Associates, Inc. in 1983. Prior to this, he was a business manager with the San Francisco Symphony. He holds a BA degree in art from Yale University.

ITEM 2 - PROPERTIES
- -------------------

     The Company, through All-Comm Holdings, Inc., owned the property identified in Item 1. Also, the Company leases approximately 2,000 square feet of office space in Culver City, California. The lease runs through April 30, 1998, and includes an option to lease an adjacent 1,204 square feet at the same rate as the prior lease. SD&A leases approximately 5,500 square feet of office space in Venice, California from its founder and president, 5,500 square feet in Berkeley, California, and 250 square feet in Patterson, New York. These leases range from month to month to two years and include options to renew. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.


ITEM 3 - LEGAL PROCEEDINGS
- --------------------------

     The Company is party to minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or expectations of the Company, based on the Company's current understanding of the relevant facts and law.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

       Not applicable.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

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

                                    Common Stock
                                    ------------
                          Low Sales Price   High Sales Price
                          ---------------   ----------------
   Fiscal 1996
      Fourth Quarter           $2.13              $6.38
      Third Quarter             3.00               4.44
      Second Quarter            1.88               5.00
      First Quarter             3.63               8.25

   Fiscal 1995
      Fourth Quarter           $6.50              $9.50
      Third Quarter             5.38               7.50
      Second Quarter            3.50               5.75
      First Quarter             3.00               5.50

     As of June 30, 1996, there were approximately 900 registered holders of record of the Company's common stock. (This number does not include investors whose accounts are maintained by securities firms in "street name".)

     The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings for use in the operation and expansion of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
- ---------------------------------------------

     The consolidated statement of operations data set forth below with respect to the years ended June 30, 1996, 1995 and 1994, and the consolidated balance sheet data at June 30, 1996 and 1995 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations data for the years ended June 30, 1993 and 1992 and the consolidated balance sheet data at June 30, 1994, 1993 and 1992, are derived from audited financial statements not included in this Annual Report. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto appearing elsewhere in this Report on Form 10-K.

                                               As of and for the years ended June 30,
                              ------------------------------------------------------------------------
                                  1996       1995 (1)(3)      1994 (3)       1993 (3)       1992 (3)
                              ------------   ------------   ------------   ------------   ------------
OPERATING DATA:  (2)
 Sales                        $15,889,210    $ 3,630,828
 Loss from operations            (460,437)    (1,255,924)   $  (844,417)   $(1,992,500)   $(1,515,754)
 Gains from
  sales of securities                   -      1,579,539        937,365      3,177,203         59,331
 Interest expense and
  loan commitment fee            (487,638)      (394,200)        (7,165)       (43,604)       (24,292)
 Income (loss) from
  continuing operations        (1,076,883)      (130,859)        86,807        979,457     (1,060,460)
 Net income (loss)             (1,076,883)       110,397     (2,809,887)    (1,115,338)    (1,863,779)
 Income (loss) per
  common share: (4)
 Continuing operations               (.36)         (0.07)          0.06           0.71          (1.03)
 Net income (loss)                   (.36)          0.06          (1.91)         (0.82)         (1.81)
Weighted average common
 shares and equivalents         3,068,278      1,807,540      1,468,747      1,373,160      1,032,442

BALANCE SHEET DATA: (2)
 Working capital                1,793,928        577,809       (233,572)       818,792        921,603
 Total assets                  13,301,066     11,824,491      1,639,733      2,657,561      4,319,038
 Long-term obligations,
  net of current portion        1,516,667      3,000,000
 Stockholders' equity           8,250,894      5,164,532        665,917      2,119,618      2,649,157
- --------------------

(1) Reflects operations of Alliance and SD&A for the period beginning with the acquisition on April 25, 1995.

(2) See Description of Business and Management's Discussion and Analysis for discussion of businesses discontinued and acquired - 1995.

(3) Certain of the above amounts have been restated to reflect discontinued operations.

(4) Primary and fully diluted income (loss) per common share are the same in all fiscal years except 1993. Fully diluted income per common share from continuing operations and net loss in fiscal 1993 was $.70 and $(.79), respectively.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- -------- ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

INTRODUCTION

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flow of the Company for the three year period ended June 30, 1996. This should be read in conjunction with, the financial statements and notes thereto, included in this Annual Report. As more fully described in Footnote 3 to the consolidated financial statements, on April 25, 1995, the Company purchased 100% of the stock of Alliance which had simultaneously acquired SD&A. These acquisitions have been reflected in the consolidated financial statements using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows include the operations of Alliance and SD&A starting on April 25, 1995.

     Also in the year ended June 30, 1995, ("Fiscal 1995"), the Company discontinued the operations of Sports-Tech International, Inc. and High School Gridiron Report. In Fiscal 1995, the Company sold Sports-Tech International and closed the HSGR operation. The ultimate sale of STI resulted in a gain of $322,000. The Consolidated Financial Statements have been reclassified to report the net assets, operating results, gain on disposition and cash flows of these operations as discontinued operations. With the disposition of the STI operations, closure of the HSGR operations and the acquisition of Alliance, the Company is operating in a completely new industry segment - direct marketing.

RESULTS OF OPERATIONS 1996 COMPARED TO 1995

     Continuing Operations: Sales and cost of sales totaled $15,889,000 and $10,882,000, respectively for the year ended June 30, 1996 ("Fiscal 1996") as compared with $3,631,000 and $2,434,000 in Fiscal 1995. These increases are due to the inclusion of SD&A operations for all of Fiscal 1996 as compared with the 66 day period from the date of acquisition, April 25, 1995 to June 30, 1995 in Fiscal 1995. Net sales in Fiscal 1996 and 1995 from telemarketing and telefundraising totaled $13,228,000 and $3,122,000, respectively, and sales from off-site campaigns totaled $2,661,000 and $509,000, respectively.

     Cost of sales represents labor and telephone expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 30% and 38%, respectively, for the current fiscal year, as compared to 30% and 48%, respectively, for the prior fiscal year. The decrease in margins from the off-site campaigns was due to Fiscal 1995 including only the period from acquisition to year end, as compared to Fiscal 1996, which included the full year. During the shortened period for Fiscal 1995, the Company serviced a large volume of campaigns, as compared with the full year of Fiscal 1996 where the average volume was lower.

     Selling, general and administrative expenses include all selling, general and administrative expenses of SD&A and represent the expense of central services the Company provides to manage its divisional operations, SD&A and, in Fiscal 1995, its discontinued operations, STI and HSGR, and include senior corporate management, accounting and finance, general administration and legal services. As a result of the Company's new direction, it now also includes expenses relating to identification and evaluation of potential acquisitions.

     Selling, general and administrative expenses increased $2,724,000, to $5,106,000 in Fiscal 1996, as compared with $2,382,000 in Fiscal 1995. The increase was comprised of the following components: The inclusion of $3,640,000 of SD&A selling, general and administrative expenses for Fiscal 1996, compared to $782,000 during the period from April 25, 1995 to June 30, 1995 in the prior fiscal year, resulted in an increase of $2,858,000. Salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and its board of directors on April 25, 1995, attributed to $107,000 of the increase. Legal expenses decreased $152,000 from $251,000 in the prior year to $99,000 in the current year. Prior year expenses included preparation and filing of a registration statement required as part of a settlement reached by prior management, maintenance of the Company's NASDAQ Small Cap stock listing, preparation of a proxy statement regarding the Company's name change, and planning and execution of the new corporate strategy. Current year expenses included finalization of issues related to prior operations of the company, as well as efforts involved in the planning and execution of the new corporate strategy, amendment of the Company's prior year Registration Statement and preparation and filing of a special proxy statement to increase the authorized number of shares of common stock of the Company. Public relations increased by $63,000 due to efforts involved in implementing the new corporate strategy. Professional fees have decreased $70,000 due to prior year reporting requirements surrounding the acquisition of Alliance and SD&A and the disposition of STI. The directors and officers insurance premium decreased $76,000 due to additional coverage required in the prior year in connection with the merger. Discounts given to induce the exercise of stock options totaled $128,000 in the prior year, as compared with none in the current fiscal year. In following the new corporate strategy, the Company incurred $128,000 in expenses relating to investigation of acquisition candidates and financing sources. The value attributable to warrants issued to consultants during Fiscal 1996 totaled $37,000. As a condition precedent to the merger with Alliance Media, the Company closed its Beverly Hills office in the prior year, resulting in a loss on disposal of fixed assets of $30,000 and current year decrease in depreciation of $13,000.

     Related party charges decreased $6,000, to zero in the current fiscal year. The decrease is due to non-recurring fees incurred in the prior year relating to the sale of STI.

     Amortization of intangible assets totaled $362,000 in the current fiscal year, as compared to $65,000 in the prior fiscal year and related to the amortization of the covenant-not-to-compete and goodwill, over five years and forty years, respectively, acquired in the Alliance and SD&A transaction on April 25, 1995.

     A non-recurring net gain from sales of securities totaled $1,580,000 in the prior fiscal year and resulted from the exercise by the Company of a common stock purchase warrant held as an investment and subsequent liquidation of the securities.

     Interest expense increased $393,000 in the current fiscal year and related primarily to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition on April 25, 1995.

     Pretax income from SD&A operations totaled $1,363,000 in the current year and corporate expenses totaled $2,216,000, including $833,000 in corporate depreciation, amortization and interest expense.

     In the current fiscal year, the income tax provision on continuing operations totaled approximately $141,000 on losses from continuing operations of $936,000. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

     Discontinued Operations: The gain on sale of, and loss from, discontinued operations in the prior fiscal year relates to the STI and HSGR operations which were either sold or closed in fiscal 1995, as a condition precedent to the merger with Alliance Media. No amounts related to discontinued operations were incurred in the current fiscal year.

RESULTS OF OPERATIONS 1995 COMPARED TO 1994

     Continuing Operations: Sales and cost of sales totaled $3,631,000 and $2,434,000, respectively for Fiscal 1995 as compared with no similar amounts incurred in the fiscal year ended June 30, 1994 ("Fiscal 1994"). These increases are due to the inclusion of SD&A operations from the date of acquisition, April 25, 1995. In Fiscal 1995, net sales from telemarketing and telefundraising totaled $3,122,000 and sales from off-site campaigns totaled $509,000.

     Cost of sales represents labor and telephone expenses directly related to telemarketing, telefundraising and off-site campaign services. As a percentage of relative net sales, gross profit relating to telemarketing and telefundraising and off-site campaigns totaled 30% and 48%, respectively.

     Selling, general and administrative expenses increased $1,559,000 to $2,382,000 in Fiscal 1995 as compared with $823,000 in Fiscal 1994. Of the increase, $750,000 resulted from the inclusion of SD&A selling, general and administrative expenses from the date of acquisition, April 25, 1995. Severance payments made to the prior management totaled $105,000, and $135,000 of the increase related to salary expenses associated with the new management and employees who joined the Company upon resignation of the prior management and board. Legal expenses increased $240,000 in Fiscal 1995 primarily due to an obligation to file a registration statement required by prior management, due diligence by the new management associated therewith and maintenance of the Company's NASDAQ Small Cap stock listing, preparation of a proxy statement regarding the Company's name change, and planning and execution of the new corporate strategy. Professional fees increased $100,000 due to reporting requirements surrounding the acquisition of Alliance and SD&A and disposition of STI. The directors and officers insurance premium increased $110,000 due to the purchase of additional coverage. Discounts given to induce the exercise of stock options totaled $128,000 in Fiscal 1995, an increase of $42,000 as compared with Fiscal 1994. Miscellaneous other expenses increased $77,000 resulting from the increased activity of the Company.

     Related party charges decreased $15,000, to $6,000 in Fiscal 1995, as compared with $21,000 in Fiscal 1994. The decrease was due to the termination of a consulting agreement on October 1, 1993, offset by fees incurred in Fiscal 1995 relating to the sale of STI. The consulting contract was canceled in 1993 because the business activities of the Company no longer required the investment banking services provided.

     Amortization of intangible assets totaled $65,000 in Fiscal 1995 and related to the amortization of the covenant-not-to-compete and goodwill, over 5 years and 40 years, respectively, acquired in the Alliance and SD&A transaction.

     The net gain from sales of securities totaled $1,580,000 in Fiscal 1995 and resulted from the exercise by the Company of a common stock purchase warrant held as an investment. In July, 1994, the Company borrowed $1,000,000 to fund the exercise of the warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,000 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The Company subsequently sold all these securities and recognized a net gain of $1,580,000. The $300,000 loan commitment fee was paid as an inducement to this group of investors to provide the money necessary to exercise the covenant before its expiration on July 31, 1994. The Company's prior management had been unable to obtain the funds to exercise the warrant at more favorable terms.

     Interest expense increased $87,000 in Fiscal 1995 and related to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition as of April 25, 1995, and the borrowings made to exercise the common stock purchase warrant previously discussed.

     In Fiscal 1995, the income tax provision on continuing operations totaled $75,000 on losses from continuing operations of $56,000. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

     Discontinued Operations: The loss from discontinued operations relates to the STI and HSGR operations which were either sold or closed in Fiscal 1995, as a condition precedent to the merger with Alliance Media. The loss from discontinued operations totaled $81,000 in Fiscal 1995, as compared with almost $2,900,000 in Fiscal 1994. The decrease of $2,819,000 is due to the inclusion of the results of these operations for a partial year, and lower losses due to reduced business activity and non recurrence of the HSGR goodwill write off of $310,000 and a contract termination settlement of $544,000.

     The gain on the sale of discontinued operations which totaled $322,000 relates to the sale of STI and is addressed in Note 5 of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

     The Company's cash and cash equivalents increased by $175,000, $799,000 and $310,000 in 1996, 1995 and 1994 respectively.

     In 1996, the Company used $884,000 in cash for operating activities, principally due to net losses incurred during the first full year following the acquisition of SD&A. While the SD&A operations generated net income during the year, legal, accounting, administrative and other expenditures at the corporate offices incurred by management in implementing the new corporate strategy approximated $1.4 million. These expenses included costs relating to the obligations associated with the registration statement and other remaining obligations associated with the activities of the prior management, as well as identification and evaluation of potential acquisitions and financing sources. The Company's management has liquidated all known remaining obligations arising from the prior management and has taken steps to reduce corporate overhead during 1997, principally in payroll reductions. Additional cash was used by an increase in accounts receivable at SD&A of $613,000, due to increases in sales.

     In 1996, the Company used $572,000 in investing activities. Payments totaling $478,000 were made relating to the acquisition of Alliance and SD&A. This was principally comprised of $425,000 in cash paid to the former owner of SD&A resulting from the achievement of defined results of operations for SD&A for the year. Capital expenditures in 1996 of $95,000 were principally leasehold improvements to increase the usable space at the offices of SD&A. SD&A is moving its Berkeley Calling Center in August 1996 and anticipates that expenditures in connection with the move will approximate $100,000. SD&A plans to expand its calling capacity at the Berkeley Calling Center in the Fall of 1996 at an anticipated cost of approximately $75,000. SD&A plans to finance a portion of the expansion and moving costs through bank borrowings.

     In 1996, the Company's financing activities provided $1,631,000. On April 25, 1995, Alliance and SD&A were acquired for issuance of 1,025,000 common shares valued at $2,745,000 and $500,000 of acquisition costs. Liabilities acquired totaled $6,694,000 including a $4,500,000 note yielding prime to be paid over a four year period. The obligations resulted from the acquisition of SD&A by Alliance and are payable to the former owner and founder of SD&A. Payments due in fiscal 1996 originally totaled $1,500,000 payable in quarterly installments. Additional contingent payments of up to $850,000 per year over the three year period ending June 30, 1998 may be required based on achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company subject to certain registration rights. SD&A achieved its defined results of operations during 1996 and $425,000 was paid in cash and $425,000 accrued in stock, as of June 30, 1996. In October 1995, and in February 1996, the long term obligations due to the sole selling shareholder of SD&A were restructured and the terms were further modified whereby SD&A, by borrowing on its line of credit and from its former owner, loaned the parent Company $500,000, payable June 30, 1996. The Company used $250,000 of the loan to pay the former owner accrued interest from September 1, 1995 through a partial prepayment for June 1996. All other principal and interest payments due monthly from January 31, 1996 to May 31, 1996 were deferred until June 30, 1996.

   In March 1996, the Company sold 75,000 shares of its common stock for an aggregate of $120,000, of which 12,500 shares were sold to related parties, in order to meet certain operating obligations arising from its acquisition of SD&A.

   On May 9, 1996, the Company completed a private placement with an institutional investor of 10,000 shares of convertible preferred stock for $750,000, $687,000 net after offering costs, which was redeemed out of net proceeds of a subsequent private placement as described below.

     On June 7, 1996, the Company completed a private placement with certain accredited investors of 6,200 shares of Series B Convertible Preferred Stock for $3,100,000 and 2,000 shares of Series C Convertible Preferred Stock for $1,000,000. In addition, the Company issued warrants to the Series B preferred shareholders to acquire a total of 3,100,000 shares of Common Stock at an exercise price of $2.50 per share for three years, starting with and subject to the availability of shares following shareholder authorization of additional common shares. The Company issued warrants to the Series C preferred shareholders for 3,000,000 shares of Common Stock at an exercise price of $3.00 per share for three years, starting with and subject to the availability of shares following shareholder authorization of additional common shares.

     In connection with the June 7, 1996 transactions, payment of approximately $2.0 million was made on long term obligations due to the former owner of SD&A. The remaining $2.1 million of long term obligations are payable in 36 monthly principal payments of $58,333 plus interest at 8%, starting September 19, 1996. $812,500 was used to reacquire 10,000 shares of Series A Convertible Preferred Stock issued in the private placement on May 9, 1996.

     The Company has announced a letter of intent to purchase, for all stock, Metro Services Group, Inc., a provider of information based products and services to the direct marketing industry. The Company is also currently involved in acquisition discussions with other entities which, if consummated, would require cash payments, plus issuances of common stock and notes payable to the sellers, as well as contingent payments based on future operating profits and performance. Depending on market conditions, the Company intends to finance the cash portions of the purchase prices of these acquisitions, as well as to obtain additional working capital, through the issuance of common or preferred stock and/or indebtedness, if such funds are unavailable from operations. Additional acquisitions, if consummated, may be financed in a similar manner. Although the Company believes that it will be successful in obtaining the financing necessary to complete the acquisitions now contemplated, and those in the future, there can be no assurances that such capital will be available at terms acceptable to the Company, or at all, or that the acquisitions will be completed.

     The Company believes that funds available from operations and from the August, 1996 sale of the Laughlin, Nevada land will be adequate to finance its current operations and meet interest and debt obligations in its fiscal year ending June 30, 1997. Thereafter, and in conjunction with the Company's acquisition and growth strategy, additional financing may be required to meet potential acquisition payment requirements. The Company believes that it has the ability to raise funds through private placements or public offerings of debt and/or equity securities to meet these requirements. There can be no assurance, however, that such capital will be required or available at terms acceptable to the Company, or at all.

Seasonality and Cyclicality: The business of SD&A tends to be seasonal, with higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for SD&A's tax exempt clients, which generally begin in the spring time and continue during the summer months.

NEW ACCOUNTING PRONOUNCEMENTS

     Adoption of the Financial and Accounting Standards Board ("FASB") Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be disposed of", which is effective for financial statements for fiscal years beginning after December 15, 1995, is not anticipated to have a material effect on the Company's consolidated financial statements.

     The FASB recently issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected to remain with the accounting in APB Opinion No. 25 and will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company will implement SFAS 123 in the first quarter of Fiscal 1997.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

     The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
- ------------------------------------------------------------------------
FINANCIAL DISCLOSURE
- --------------------

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

     During the year ended June 30, 1994, and the period preceding the change of auditors, there were no disagreements with Arthur Andersen on any matters of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

     Reference is made to the Form 8-KA report dated July 21, 1995, for more information and exhibits thereto containing the accountants' letter.

                                    PART III


    The information required by this Part III (items 10, 11, 12 and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year
covered by this report.   Certain information, with respect to the Company's
executive officers, is set forth in Part I, under the caption "Executive Officers and Directors of the Registrant and Significant Employees."

                                   PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- --------------------------------------------------------------------------
(A)(1) Financial statements - see "Index to Financial Statements and Financial
       Statement Schedules" on page 28.

   (2) Financial statement schedule - see "Index to Financial Statements and
       Financial Statement Schedule" on page 28.

   (3) Exhibits:
       3 (i)   Amended and Restated Articles of Incorporation (b)
       3 (ii)  Certificate of Amendment to the Amended and Restated Articles of
               Incorporation of the Company (b)
       3 (iii) Certificate of Amendment to the Articles of Incorporation (e)
       3 (iv)  By-Laws (b)
       3 (v)   Certificate of Amendment of Articles of Incorporation (a)

       10.1    1991 Stock Option Agreement (c)
       10.2    Operating Covenants Agreement, dated April 25, 1995, between
               Alliance Media Corporation and Mr. Stephen Dunn (d)
       10.3    Pledge Agreement, dated as of April 25, 1995, between Alliance
               Media Corporation and Mr. Stephen Dunn (d)
       10.4    Option Agreement (e)
       10.5    Amendment to Option Agreement (f)
       10.6    Memorandums of Understanding (f)
       10.7    Sample Series B Convertible Preferred Stock Subscription Agreement (g)
       10.8    Sample Private Placement Purchase Agreement for Convertible Notes (g)
       10.9    Letter from Seller of SD&A agreeing to long-term obligation payment and restructuring (g)
       10.10   Sample Convertible Notes Rescission Letter (a)
       10.11   Sample Series C Convertible Preferred Stock Subscription Agreement (a)

       11.     Statement re: computation of per share earnings (a)

       22.1    List of Company's subsidiaries (a)

       27      Financial Data Schedule (a)

  (a) Incorporated herein.

  (b) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192

  (c) Incorporated by reference to the Company's Registration Statement on Form
      S-8, Registration Statement 33-43520

  (d) Incorporated herein by reference to Form 8-K Current Report of All-Comm
      Media Corporation dated April 25, 1995

  (e) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995

  (f) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996

  (g) Incorporated by reference to the Company's Report on Form 8-K dated June
      7, 1996

(B)Reports on Form 8-K.

   On May 28, 1996, the Company filed a Memorandum regarding the resignation of two directors.

   On June 7, 1996, the Company filed a notification of the completion of a private placement on June 7, 1996.

(C)Reference is made to Item 14(a)(3) above.

(D)Reference is made to Item 14(a)(2) above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          ALL-COMM MEDIA CORPORATION.
                                   (Registrant)


By /s/ Barry Peters
  -----------------------
Barry Peters
Chairman of the Board and Chief Executive Officer

Date:  September 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                Title                                Date
- ---------                                -----                                ----

/s/ Barry Peters              Chairman of the Board and                September 18, 1996
- ---------------------------   Chief Executive Officer
Barry Peters


/s/ E. William Savage         Director, President and                  September 18, 1996
- ---------------------------   Chief Operating Officer
E. William Savage


/s/ Scott Anderson            Chief Financial and Accounting Officer   September 18, 1996
- ---------------------------
Scott Anderson


/s/ S. James Coppersmith      Director                                 September 18, 1996
- ---------------------------
S. James Coppersmith


/s/ Seymour Jones             Director                                 September 18, 1996
- ---------------------------
Seymour Jones


/s/ C. Anthony Wainwright     Director                                 September 18, 1996
- ---------------------------
C. Anthony Wainwright


The foregoing constitute all of the Board of Directors.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE
                              [Items 8 and 14(a)]


                                                           Page
                                                           ----
(1)      FINANCIAL STATEMENTS:
         Report of Independent Public Accountants            29

         Consolidated Balance Sheets
          June 30, 1996 and 1995                             30

         Consolidated Statements of Operations
          Years Ended June 30, 1996, 1995 and 1994           31

         Consolidated Statements of Stockholders' Equity
          Years Ended June 30, 1996, 1995 and 1994           32

         Consolidated Statements of Cash Flows
          Years Ended June 30, 1996, 1995 and 1994          33-34

         Notes to Consolidated Financial Statements         35-47

(2)      FINANCIAL STATEMENT SCHEDULE:

         I.  Condensed Financial Information of the Registrant

         All other financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is given in the consolidated financial statements or the notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Stockholders of
 All-Comm Media Corporation


We have audited the accompanying consolidated financial statements and the financial statement schedule of All-Comm Media Corporation and Subsidiaries, listed in Items 8 and 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of All-Comm Media Corporation's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of All-Comm Media Corporation and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included herein.


                                   /s/ COOPERS & LYBRAND L.L.P.

Los Angeles, California
September 19, 1996

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995

                                                                                      1996            1995
                                                                                  ------------   --------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                                                       $ 1,393,044      $ 1,217,772
  Accounts receivable, net of allowance for doubtful
   accounts of $34,906 and $40,552 in 1996 and 1995, respectively                   2,681,748        2,067,977
  Land held for sale at cost                                                          921,465          766,651
  Other current assets                                                                107,658          116,468
                                                                                  -----------      -----------
    Total current assets                                                            5,103,915        4,168,868
Property and equipment at cost, net                                                   299,045          344,154
Intangible assets at cost, net                                                      7,851,060        7,272,769
Other assets                                                                           47,046           38,700
                                                                                  -----------      -----------
    Total assets                                                                  $13,301,066      $11,824,491
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Short term borrowings                                                           $   500,000
  Note payable to bank                                                                             $    49,694
  Note payable other                                                                                    72,000
  Trade accounts payable                                                              470,706          365,638
  Accrued salaries and wages                                                          706,039          641,507
  Other accrued expenses                                                              758,112          683,954
  Income taxes payable                                                                 10,000           94,565
  Current portion of long term obligations to related
   party                                                                              583,333        1,500,000
  Related party payable                                                               425,000          183,701
                                                                                  -----------      -----------
    Total current liabilities                                                       3,453,190        3,591,059
Long term obligations to related party less current portion                         1,516,667        3,000,000
Other liabilities                                                                      80,315           68,900
                                                                                  -----------      -----------
    Total liabilities                                                               5,050,172        6,659,959
                                                                                  -----------      -----------
Commitments and contingencies
Stockholders' equity:
  Class B convertible preferred stock - authorized 50,000
    shares of $.01 par value; shares issued:
     6,200 shares of Series B (none in 1995) ($3,112,230
     involuntary liquidation preference);  2,000 shares of
     Series C (none in 1995) ($1,005,260 involuntary
     liquidation preference)                                                               82
  Common stock - authorized 6,250,000 shares of $.01 par
    value at June 30, 1996, increased on August 14, 1996
    to 36,250,000; 3,198,534 and 1,436,833 shares issued,
    respectively                                                                       31,985           30,281
  Additional paid-in capital                                                       14,462,306       10,300,847
  Accumulated deficit                                                              (6,108,010)      (5,031,127)
  Less 11,800 shares of common stock
    in treasury, at cost                                                             (135,469)        (135,469)
                                                                                  -----------      -----------
    Total stockholders' equity                                                      8,250,894        5,164,532
                                                                                  -----------      -----------
    Total liabilities and stockholders' equity                                    $13,301,066      $11,824,491
                                                                                  ===========      ===========

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                    1996           1995           1994
                                                ------------   ------------   ------------

  Sales                                         $15,889,210    $ 3,630,828
  Cost of sales                                  10,882,437      2,434,011
                                                -----------    -----------
     Gross profit                                 5,006,773      1,196,817
  Operating Expenses:
  Selling, general and administrative            (5,105,673)    (2,381,912)   $  (823,417)
  Service fees of related parties                                   (5,728)       (21,000)
  Amortization of intangible assets                (361,537)       (65,101)
                                                -----------    -----------    -----------
     Loss from operations                          (460,437)    (1,255,924)      (844,417)
                                                -----------    -----------    -----------
  Other income (expense):
     Gain from sales of securities                               1,579,539        937,365
     Loan commitment fee                                          (300,000)
     Dividends                                                                      7,237
     Interest income                                 12,276         13,679
     Interest expense                              (487,638)       (94,200)        (7,165)
     Other, net                                                      1,047        (19,813)
                                                -----------    -----------    -----------
     Total                                         (475,362)     1,200,065        917,624
                                                -----------    -----------    -----------
     Income (loss) from continuing
       operations before income taxes              (935,799)       (55,859)        73,207
     Credit (provision) for income taxes           (141,084)       (75,000)        13,600
                                                -----------    -----------    -----------
  Income (loss) from continuing operations
     before discontinued operations              (1,076,883)      (130,859)        86,807
  Gain on sale of discontinued operations                          322,387
  Loss from discontinued operations                                (81,131)    (2,896,694)
                                                -----------    -----------    -----------
     Net income (loss)                          $(1,076,883)   $   110,397    $(2,809,887)
                                                ===========    ===========    ===========
     Net income (loss) attributable to
       common shareholders                      $(1,094,373)   $   110,397    $(2,809,887)
                                                ===========    ===========    ===========

  Income (loss) per common share:
     From continuing operations                 $      (.36)   $      (.07)   $       .06
     From discontinued operations                                      .13          (1.97)
                                                -----------    -----------    -----------
  Income (loss) per common share                $      (.36)   $       .06    $     (1.91)
                                                ===========    ===========    ===========
  Weighted average common and common
     equivalent shares outstanding                3,068,278      1,807,540      1,468,747
                                                ===========    ===========    ===========

  Primary and fully diluted income (loss) per common share are the same in fiscal years 1996, 1995 and 1994.

  See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                   Convertible
                                 Preferred Stock        Common Stock        Additional       Accu-
                                 ---------------        ------------         Paid-in        mulated
                                 Shares    Amount      Shares    Amount      Capital        Deficit
                                 ------    ------      ------    ------      -------        -------
Balance June 30, 1993                                1,252,192   $12,522   $ 4,667,952    $(2,331,637)
Issuance of restricted
 shares for litigation
 settlement                                             25,000       250       249,750
Purchase of shares - cash
Receivable paid - at
 discount                                                                      (66,667)
Shares issued upon
 exercise of stock
 options and warrants                                  159,641     1,596       991,173
Discounts granted on
 exercise of options                                                            86,334
Net loss                                                                                   (2,809,887)
                                -------     -----    ---------   -------   -----------    -----------
Balance June 30, 1994                                1,436,833    14,368     5,928,542     (5,141,524)
Issuance of restricted
 shares for litigation
 settlement                                             37,500       375       149,625
Issuance of restricted
 shares for merger
 with Alliance Media
 Corporation                                         1,025,000    10,250     2,734,750
Issuance of restricted
 shares as finders fees                                 42,500       425       138,325
Private placement of
 shares -cash                                          413,759     4,138     1,014,537
Shares issued upon
 exercise of stock
 options and warrants                                   72,500       725       207,193
Discounts granted on
 exercise of options                                                           127,875
Net income                                                                                    110,397
                                -------     -----    ---------   -------   -----------    -----------
Balance June 30, 1995                                3,028,092    30,281    10,300,847     (5,031,127)
Issuance of common
 shares as compensation
 to employees, directors
 and consultants                                        95,442       954       218,974
Sale of shares (including
 12,500 to related parties)                             75,000       750       119,250
Sale of Series A
 Preferred Stock                 10,000     $ 100                              686,669
Sale of Series B
 Preferred Stock                  6,200        62                            1,044,682
Sale of Series C
 Preferred Stock                  2,000        20                              166,626
Repurchase of Series A
Preferred Stock                 (10,000)     (100)                            (812,400)
Warrants issued with
 Preferred Stock                                                             2,672,522
Warrants issued to con-
 sultants and creditors                                                         82,626
Accrued dividends on
 Series B&C Preferred
 Stock                                                                         (17,490)
Net loss                                                                                   (1,076,883)
                                -------     -----    ---------   -------   -----------    -----------
Balance June 30, 1996             8,200     $  82    3,198,534   $31,985   $14,462,306    $(6,108,010)
                                =======     =====    =========   =======   ===========    ===========




                                   Treasury Stock
                                   --------------       Receivable
                                 Shares      Amount     for Shares       Totals
                                 ------      ------     ----------       ------
Balance June 30, 1993            (5,550)   $ (29,219)    $(200,000)   $ 2,119,618
Issuance of restricted
 shares for litigation
 settlement                                                               250,000
Purchase of shares - cash        (6,250)    (106,250)                    (106,250)
Receivable paid - at
 discount                                                  200,000        133,333
Shares issued upon
 exercise of stock
 options and warrants                                                     992,769
Discounts granted on
 exercise of options                                                       86,334
Net loss                                                               (2,809,887)
                                -------    ---------     ---------    -----------
Balance June 30, 1994           (11,800)    (135,469)           --        665,917
Issuance of restricted
 shares for litigation
 settlement                                                               150,000
Issuance of restricted
 shares for merger
 with Alliance Media
 Corporation                                                            2,745,000
Issuance of restricted
 shares as finders fees                                                   138,750
Private placement of
 shares -cash                                                           1,018,675
Shares issued upon
 exercise of stock
 options and warrants                                                     207,918
Discounts granted on
 exercise of options                                                      127,875
Net income                                                                110,397
                                -------    ---------     ---------    -----------
Balance June 30, 1995           (11,800)    (135,469)           --      5,164,532
Issuance of common
 shares as compensation
 to employees, directors
 and consultants                                                          219,928
Sale of shares (including
 12,500 to related parties)                                               120,000
Sale of Series A
 Preferred Stock                                                          686,769
Sale of Series B
 Preferred Stock                                                        1,044,744
Sale of Series C
 Preferred Stock                                                          166,646
Repurchase of Series A
 Preferred Stock                                                         (812,500)
Warrants issued with
 Preferred Stock                                                        2,672,522
Warrants issued to con-
 sultants and creditors                                                    82,626
Accrued dividends on
 Series B&C Preferred
 Stock                                                                    (17,490)
Net loss                                                               (1,076,883)
                                -------    ---------     ---------    -----------
Balance June 30, 1996           (11,800)   $(135,469)    $      --    $ 8,250,894
                                =======    =========     =========    ===========

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                     1996           1995           1994
                                                                 ------------   ------------   ------------
Operating activities:
  Net income (loss)                                              $(1,076,883)   $   110,397    $(2,809,887)
  Adjustments to reconcile loss to net cash used in
   operating activities:
    Gains from sales of securities                                               (1,579,539)      (937,365)
    Gain on sale of STI                                                            (322,387)
    Depreciation                                                     139,881         52,348         39,306
    Amortization                                                     361,537         65,101
    Deferred income tax                                                                            (13,600)
    Loss on disposal of assets                                                       30,319
    Discount on exercise of options                                                 127,875         86,334
    Stock issuances to employees, directors and consultants          193,677
    Warrant issuances to consultants and creditors                    82,626
    Issuance of stock and note for consultant termination
     settlement                                                                                    394,000
  Changes in assets and liabilities net of effects from
   acquisition:
    Accounts receivable                                             (613,771)      (377,631)
    Income tax refund receivable                                                                    55,000
    Other current assets                                              38,710        (16,844)        (3,778)
    Other assets                                                      (8,346)        20,519         61,959
    Trade accounts payable                                           105,068       (147,360)         1,689
    Accrued expenses and other current liabilities                   (21,674)         6,757          3,784
    Income taxes payable                                             (84,565)        55,000
    Discontinued operations, net                                                   (152,662)       936,564
                                                                 -----------    -----------    -----------
  Net cash used in operating activities                             (883,740)    (2,128,107)    (2,185,994)
                                                                 -----------    -----------    -----------
Investing activities:
  Proceeds from sales of investments in securities                                2,682,811      1,244,090
  Purchase of investment in securities                                           (1,063,272)
  Proceeds from sale of STI                                                         800,000
  Proceeds from sales of fixed assets                                                11,000
  Acquisition of Alliance Media Corporation, net of cash
    acquired of $567,269                                                            259,088
  Payments relating to acquisition of Alliance & SD&A               (477,704)
  Purchase of property and equipment                                 (94,772)       (43,905)        (6,653)
  Land development costs                                                            (10,526)
  Investing activities of discontinued operations, net                                             (42,271)
                                                                 -----------    -----------    -----------
    Net cash provided by (used in) investing activities             (572,476)     2,635,196      1,195,166
                                                                 -----------    -----------    -----------
Financing activities:
  Repurchase of preferred stock                                     (812,500)
  Proceeds from issuances of common stock                            120,000      1,226,593        992,769
  Proceeds from issuances of preferred stock and warrants          4,570,682
  Proceeds from land option                                          150,000
  Proceeds from bank loans                                           500,000                       150,000
  Repayments of bank loans                                           (49,694)      (513,059)
  Proceeds from note payable other                                                1,000,000
  Repayments of note payable other                                   (72,000)    (1,072,000)      (200,000)
  Related party borrowing (repayment)                             (2,775,000)      (350,000)       350,000
  Repurchase of common stock                                                                      (106,250)
  Proceeds from receivable for shares                                                              133,333
  Financing activities of discontinued operations                                                  (19,350)
                                                                 -----------    -----------    -----------
  Net cash provided by financing activities                        1,631,488        291,534      1,300,502
                                                                 -----------    -----------    -----------

Net increase in cash and cash equivalents                            175,272        798,623        309,674
  Cash and cash equivalents at beginning of year                   1,217,772        419,149        109,475
                                                                 -----------    -----------    -----------
Cash and cash equivalents at end of year                         $ 1,393,044    $ 1,217,772    $   419,149
                                                                 ===========    ===========    ===========
Supplemental disclosures of cash flow data:
  Cash paid (received) during the year for:
    Interest                                                     $   455,276    $    60,422    $    20,771
    Financing charge                                                            $   300,000
    Income tax paid (refunded)                                   $   155,025    $    15,000    $   (55,000)

Supplemental schedule of non cash investing and financing activities:

In Fiscal 1995, the Company purchased all of the capital stock of Alliance Media Corporation for 1,025,000 shares of common stock valued at $2,745,000. Additionally, 37,500 shares of common stock valued at $100,000 were issued as finders fee. Other direct costs of the acquisition totaled approximately $500,000. In conjunction with the acquisition, net assets acquired and liabilities assumed, less payments prior to year end, were:

          Working capital, other than cash      $   601,729
          Property and equipment                   (326,320)
          Costs in excess of net assets of
            companies acquired                   (7,337,870)
          Other assets                              (23,451)
          Long term debt                          4,500,000
          Common stock issued                     2,845,000
                                                -----------
                                                $   259,088
                                                ===========

Five thousand shares of common stock valued at $38,750 were issued as a commission on the sale of STI during 1995.

The Company issued 37,500 shares of common stock valued at $150,000 in Fiscal 1995 in settlement of a 1994 liability for early termination of a consulting agreement.

In October, 1995, in accordance with the acquisition agreement between Alliance Media Corporation and the former owner of SD&A, the purchase price was increased by $85,699.

In October, 1995, the Company issued 6,250 shares of common stock in settlement of a liability of $26,250.

In November, 1995, a special county bond measure, with principal totaling $154,814, was assessed on the Company's land and was recorded as a land improvement, offset by a liability in accrued other expenses.

In April, 1996, the Company issued 89,192 shares of common stock in settlement of liabilities to employees, directors and consultants of $193,678.

During the year ended June 30, 1996, the Company issued warrants to consultants and creditors valued at $82,626.

Accrued and unpaid dividends on convertible preferred shares during Fiscal 1996 totaled $17,490.

On June 30, 1996, intangible assets were increased by $425,000 for accrued restricted common stock payable to the former owner of SD&A as an additional payment resulting from SD&A achievement of defined results of operations. See
Note 3.

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL:

     All-Comm Media Corporation ("The Company") was formerly known as Sports-Tech, Inc. The name change was approved at a Special Meeting of Shareholders held on August 22, 1995. On April 25, 1995, the Company, through a wholly-owned subsidiary, was merged with Alliance Media Corporation ("Alliance") and its wholly-owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). The shareholders of Alliance received 1,025,000 shares of the Company's common stock. Upon consummation of the merger, the members of the board of directors of the Company resigned and a new board was appointed. Through SD&A, the Company currently operates in one industry segment, providing telemarketing and telefundraising to not-for-profit arts and other organizations principally in the United States. The Company's mission is to create a growth-oriented direct marketing and media services company through acquisitions and internal growth. The Company also owned approximately seven acres of undeveloped land in Laughlin, Nevada, which was sold on August 16, 1996.

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

     The Company believes that funds available from operations and from the August, 1996 sale of the Laughlin, Nevada land will be adequate to finance its current operations and meet interest and debt obligations in its fiscal year ending June 30, 1997. Thereafter, and in conjunction with the Company's acquisition and growth strategy, additional financing may be required to meet potential acquisition payment requirements. The Company believes that it has the ability to raise funds through private placements or public offerings of debt and/or equity securities to meet these requirements. There can be no assurance, however, that such capital will be required or available at terms acceptable to the Company, or at all.


2. SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

     The consolidated financial statements include the accounts of All-Comm Media Corporation and its wholly-owned subsidiaries, All-Comm Holdings, Inc. (formerly, Bullhead Casino Corporation), All-Comm Acquisition Corporation (formerly, BH Acquisitions, Inc.), Sports-Tech International, Inc. ("STI") (sold during fiscal year 1995), High School Gridiron Report, Inc. ("HSGR") (dissolved during fiscal year 1996), Alliance Media Corporation ("Alliance"), Stephen Dunn & Associates, Inc. ("SD&A") and BRST Mining Company (dissolved during fiscal year 1996). STI and HSGR are presented as discontinued operations in the consolidated financial statements. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The estimates and assumptions made in the preparation of the consolidated financial statements relate to the assessment of the carrying value of assets and liabilities. Actual results could differ from those estimates.

Cash and Cash Equivalents/Statement of Cash Flows:

     Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Land held for Sale:

     The cost of acquiring, improving and planning the development of land was capitalized. Costs related to development were written off when such plans are abandoned. Interest cost was capitalized in periods in which activities specifically related to the development of the land took place. The land was valued at lower of cost or market. The land was sold on August 16, 1996. See Note 6.

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

            Equipment.........................5 years
            Furniture and fixtures............2 to 7 years
            Computer equipment and software...3 to 5 years
            Leasehold improvements............over the useful life of the assets or term of the lease, whichever is
                                               shorter

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

Earnings (loss) per share:

     Primary earnings (loss) per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed based on the weighted average number of common shares outstanding and common share equivalents attributable to the effects, if dilutive, of the assumed exercise of outstanding stock options and warrants, and the conversion of convertible preferred shares.

Reclassifications:

     Certain prior year items have been reclassified to conform with current year presentation.


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

     The assets of Alliance acquired by the Company consisted primarily of (i) all the issued and outstanding stock of Stephen Dunn & Associates, Inc. ("SD&A"), which Alliance had acquired simultaneously with the merger, (ii) a five year covenant not to compete with the former owner of SD&A, and
     (iii) the cash proceeds of $1,509,750 (net of certain payments, including the payment of $1.5 million made pursuant to the acquisition of SD&A) of a private placement of equity securities of Alliance, which securities, upon consummation of the merger, were converted into the Company's common stock. The purchase price of SD&A paid by Alliance was $1.5 million in cash, plus $4.5 million in long-term obligations yielding prime rate, payable over four years. Additional contingent payments of up to $850,000 per year over the period ending June 30, 1998 may be required based on the achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company. These additional shares have demand registration rights commencing in September 1997. Alliance and SD&A had entered into an operating covenant agreement relating to the operations of SD&A and Alliance has pledged all of the common shares of SD&A acquired to collateralize its obligations under that agreement.

     These acquisition terms were revised pursuant to the Company private placement financing which occurred on June 7, 1996 (see "Private Placement of Preferred Stock") whereby the long term obligations were revised and approximately $2.0 million was paid in June, 1996. The balance of $2.1 million is payable in 36 monthly principal payments of $58,333, plus interest at 8%, starting September 19, 1996.

     The assets of SD&A acquired by Alliance (and therefore by the Company upon consummation of the merger) consisted primarily of cash and cash equivalents, accounts receivable and furniture, fixtures and equipment.

     These acquisitions were accounted for using the purchase method. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment initially resulted in approximately $6.3 million of costs in excess of net assets required, after recording a covenant not to compete of approximately $1.0 million. The excess was increased by $850,000 on June 30, 1996, due to achievement of defined results of operations of SD&A for the year ended June 30, 1996. Such excess, which may increase for any further contingent payments, is being amortized over the remainder of the expected period of benefit of 40 years.

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

                                                                    Unaudited
                                                            --------------------------
                                                                1995          1994
                                                            ------------   -----------
          Net sales                                         $15,013,000    $12,685,000
          Income (loss) from continuing operations             (113,911)       235,965
          Income (loss) from continuing operations per
           common share                                     $      (.04)   $      0.10

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

     By mutual agreement, the closing date was accelerated to March 8, 1995, and the purchase price reduced to $800,000, a reduction of $300,000 on the original sales price, out of which $80,000 was paid as a commission to STI's former president. The former president of STI also received $38,750 in common stock and warrants to purchase 2,500 shares of the Company's common stock at $8.00 per share in connection with this transaction. The Company realized a gain on the sale of $322,387. No tax is allocable to this gain due to net operating loss carryforwards.

     Concurrent with the closing of sale of STI, all operations of HSGR ceased and all unrecoverable assets were written off, which amounted to approximately $22,000. Accordingly, STI and HSGR are reported as discontinued operations at June 30, 1995, and the consolidated financial statements have been reclassified to report separately the net assets, operating results, gain on disposition and cash flows of these operations.

     Revenues of these discontinued operations for fiscal 1995 and 1994 were $1,147,829 and $1,743,090, respectively.


5. PROPERTY AND EQUIPMENT:

     Property and equipment of continuing operations at June 30, 1996 and 1995 consisted of the following:

                                                    1996         1995
                                                 ----------   ----------
          Office furnishings and equipment       $ 302,607     $246,157
          Leasehold improvements                   169,771      131,447
                                                 ---------     --------
                                                   472,378      377,604
          Less accumulated depreciation and
           amortization                           (173,333)     (33,450)
                                                 ---------     --------
                                                 $ 299,045     $344,154
                                                 =========     ========

6. LAND HELD FOR SALE:

     The Company, through its wholly owned subsidiary, All-Comm Holdings, Inc., owned approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $921,465 and $766,651 as of June 30, 1996 and 1995, respectively. During fiscal 1996, a bond measure was passed by Clark County, Nevada authorities, resulting in a special assessment to fund improvements which would benefit the land. The principal balance assessed to the Company totaled $154,814 plus interest at 6.4% and was payable in semi-annual installments over twenty years. The principal was capitalized by the Company in fiscal 1996. During fiscal 1995, the Company capitalized costs of $10,526 for its share of costs incurred by area property owners for development design fees. On August 16, 1996, the land was sold to, and liability assumed by, an independent third party, via auction, for $952,000 in cash, resulting in a net gain of approximately $114,000.


7. INTANGIBLE ASSETS:

     Intangible assets at June 30, 1996 and 1995, consist of the following:

                                               1996          1995
                                               ----          ----
         Covenant not to compete            $1,000,000    $1,000,000
         Goodwill                            7,277,698     6,337,870
                                            ----------    ----------
                                             8,277,698     7,337,870
         Less accumulated amortization        (426,638)      (65,101)
                                            ----------    ----------
                                            $7,851,060    $7,272,769
                                            ==========    ==========

     The increase in intangible assets during 1996 was principally due to recording of a contingent payment of $850,000 due to the former owner of SD&A subsequent to the achievement of defined results of operations of SD&A during the year ended June 30, 1996.

8. SHORT TERM BORROWINGS AND NOTE PAYABLE TO BANK:

     At June 30, 1995, SD&A had an unused $350,000 line of credit from a bank. During fiscal 1996, the line was increased to $500,000 and was fully used at June 30, 1996. The line bears interest at prime plus 1/2% (8.75% at June 30, 1996), is collateralized by substantially all of SD&A's assets and is personally guaranteed by SD&A's President. The line of credit also contains certain financial covenants, including current ratio, working capital, debt and net worth, capital expenditure, and cash flow requirements.

     At June 30, 1995, SD&A had a note payable outstanding totaling $49,694, which bore interest at the bank's prime rate plus 1.75%. The note payable required monthly principal repayments of $6,529 plus interest and was paid in full during 1996.


9. OTHER ACCRUED EXPENSES:

     Accrued expenses at June 30, 1996 and 1995 consisted of the following:

                                           1996       1995
                                         --------   --------
         Accrued professional fees       $290,897   $287,550
         Accrued taxes and licenses                  116,300
         Other                            467,215    280,104
                                         --------   --------
         Total                           $758,112   $683,954
                                         ========   ========

10. LONG TERM OBLIGATIONS TO RELATED PARTY:

     In connection with the acquisition of SD&A on April 25, 1995, Alliance issued promissory notes totaling $4,500,000 to SD&A's current President and former sole shareholder. The notes bore interest at prime rate, not to exceed 10% or drop below 8%, and were payable monthly. Principal payments were due quarterly, and originally $1,500,000 was due in quarterly installments during fiscal 1996. All the outstanding common shares of SD&A were initially pledged to collateralize these notes but were released in June 1996. In connection with these notes, an operating covenant agreement included, among other things, provisions requiring that SD&A have a minimum level of working capital and cash levels, subject to periodic increases based on sales, before dividend payments can be made to the parent company. In June 1996 the operating covenant agreement was terminated.

     During 1996 the July 1, 1996 principal payment of $375,000 was made and the long term obligations were restructured to defer principal payments due October 1, 1995, January 1, 1996 and April 1, 1996, until June 1996. In June, 1996, principal payments of $2,025,000 were made and the remaining obligations of $2,100,000 are now payable at $58,333 per month, plus interest at 8%, starting September 19, 1996.


11. EMPLOYMENT CONTRACTS:

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

     The Company also had employment contracts with certain members of the prior management of the Company. In fiscal 1995 and 1994, severance payments totaling approximately $60,000 and $40,000, respectively, were fully paid under the contracts. A contract with a prior key member of management also required the issuance of 25,000 shares of the Company's common stock in exchange for a $200,000 non-recourse promissory note receivable. The note receivable was due on November 1, 1994, along with accrued interest at 10.5% per annum. In fiscal 1994, the Company's Board of Directors approved discounting the interest receivable and note receivable by one third. The discount of the interest receivable of $29,166 was charged against operations and the $66,667 discount of the note receivable was charged to additional paid in capital.


12. COMMITMENTS AND CONTINGENCIES:

     Leases: SD&A leases its corporate business premises from its former owner. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Also, the Company leases its corporate office space, copier, phones and automobiles under long term leases.

     Future minimum rental commitments under all non-cancelable leases, as of fiscal years ending June 30, are as follows:

                    1997      $  324,978
                    1998         310,968
                    1999         199,609
                    2000         130,858
                    2001         130,858
                              ----------
                              $1,097,271
                              ==========

     Rent expense for continuing operations was approximately $297,000, $89,000 and $56,000, for fiscal years ended 1996, 1995 and 1994, respectively. Total rent paid by SD&A to its former owner during 1996 and from the date of acquisition to June 30, 1995 was approximately $138,000 and $26,000, respectively.

     Litigation: Pursuant to a Settlement and Release Agreement dated June 17, 1994 with Membership Development, Inc. ("MDI"), a non-affiliated direct marketing company that was providing marketing services to Sports-Tech International, in fiscal 1994 the Company issued 25,000 shares of Sports-Tech stock valued at $250,000, executed an unsecured non-interest bearing promissory note for $144,000 and in fiscal 1995 issued an additional 37,500 shares of stock valued at $150,000. In May 1995, MDI exercised their right to require the Company to file a registration statement registering these securities for sale. A registration statement was filed but has not yet been declared effective. The entire $544,000 of consideration was expensed in fiscal 1994 and is included in discontinued operations.

     The Company is party to various minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the financial condition or operation of the Company based on the Company's current understanding of the relevant facts and law.

13. STOCKHOLDERS' EQUITY:

     Preferred Stock: On May 9, 1996, the Company completed the private placement with an institutional investor of 10,000 shares of Series A convertible preferred stock for $750,000, $687,000 net after offering costs. The convertible preferred stock was convertible into common shares of the Company at the lesser of the price paid divided by $2.50, or 80% of the closing bid price of the Company's common stock for the five trading days immediately prior to the conversion date, and was subject to certain restrictions.

     On June 7, 1996, the Company completed the private placements with accredited investors of 6,200 shares of Series B convertible preferred stock for $3,100,000. The preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred stockholders are entitled to their original investment, plus accrued, unpaid dividends or, if unavailable, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the rate of 6% per annum. The convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the company at the lesser of the price paid divided by $1.25, or 80% of the average closing sales price of the Company's common stock for the last five days prior to conversion, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,100,000 shares of common stock exercisable at $2.50 for three years.

     On June 7, 1996, the Company completed the private placements with accredited investors of $1,000,000 of convertible notes and warrants for 3,000,000 shares of common stock. Subsequent to year end, the notes and warrants were rescinded retroactive to June 7, 1996 and replaced with 2,000 shares of Series C convertible preferred stock for $1,000,000. The Series C convertible preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred shareholders are entitled to their original investment, plus accrued unpaid dividends or, if available, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the same rate of 8% per annum. The Series C convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the price paid divided by $6.00, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,000,000 shares of common stock exercisable at $3.00 for three years.

     The Company allocated the net proceeds received on the sales of each series of preferred shares and warrants based on the relative fair values of the securities at the time of issuance.

     In connection with the June 7, 1996 transactions, the Company reacquired the 10,000 shares of Series A convertible preferred stock for $800,000 plus fees of $12,500.

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

     Effective August 14, 1996, the shareholders and Board of Directors approved an increase in the number of authorized shares of common stock, from 6,250,000 to 36,250,000.

     During 1996, the Company issued 95,441 shares of restricted common stock as compensation to various employees, directors and consultants.

     In March 1996, the Company sold 75,000 restricted shares of its common stock for $120,000 to four individuals, including 12,500 shares to related parties.

     In May 1995, the Company completed a private placement of 413,759 shares of restricted common stock, at $2.68 per share. These shares have registration rights as of December 1, 1995. Net proceeds from this offering totaled $1,018,675.

     As discussed in Note 3, in connection with the acquisition of Alliance and SD&A, the Company issued 1,025,000 restricted common shares to the former shareholders of Alliance. These shares have registration rights. Also in connection with the acquisition, the Company issued 37,500 common shares valued at $100,000 and warrants to purchase 43,077 common shares at $6.00-to-$8.00 per share to investment banking firms, a shareholder, a director and a law firm which represented the Company. These warrants expire between April 25, 1998 and April 25, 2000.

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

     As of June 30, 1996, the Company has the following outstanding warrants to purchase 6,370,577 shares of common stock:

                                       Date               Shares of Common      Exercise Price Per
Date Issued                         Exercisable          Stock upon Exercise   Share of Common Stock
- -----------                         -----------          -------------------   ---------------------
     April 1995                     April 1995                   33,750             $ 6.00-8.00
     May 1995                       May 1995                     11,827             $      6.00
     October 1995                   October 1995                 30,000             $      2.50
     January 1996                   January 1996                 32,500             $3.375-8.00
     February 1996                  February 1996                15,000             $ 3.00-4.00
     April 1996                     April 1996                   22,500             $      1.60
     May 1996                       May 1996                    100,000             $      4.50
     June 1996                      June 1996                    25,000             $      4.50
     June 1996                      August 1996               6,100,000             $2.50-$3.00
                                                              ---------
     Total as of June 30, 1996                                6,370,577
                                                              =========

     Stock Options: In 1991, the Company adopted a non-qualified stock option plan (the 1991 Plan) for key employees, officers, directors and consultants to purchase up to 250,000 shares of common stock. In November, 1995, the Board of Directors increased the number of available shares by 600,000. The Plan is administered by the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and exercisability of the options. In no event shall an option expire more than ten years after the grant.

     The following summarizes the stock option transactions under the 1991 Plan for the two fiscal years ended June 30, 1996:

                                           Number      Option Price
                                         of Shares       Per Share
                                         ---------     ------------
       Outstanding at June 30, 1993        193,617    $6.00 to $16.00
       Granted                               3,000             $22.00
       Exercised                           (70,058)   $6.00 to $16.00
       Canceled                            (18,667)   $6.00 to $16.00
                                           -------
       Outstanding at June 30, 1994        107,892    $6.00 to $22.00
       Granted                               8,750    $5.24 to $7.00
       Exercised                           (22,500)   $2.68 to $5.24
       Canceled                             (3,334)            $6.00
                                           -------
       Outstanding at June 30, 1995         90,808
       Granted                             525,003    $2.00 to $3.00
       Canceled                            (91,004)   $6.00 to $22.00
                                           -------
       Outstanding at June 30, 1996        524,807
                                           =======

     All the outstanding options under the 1991 Plan are exercisable and expire as follows: fiscal 1998 - 2,084, fiscal 2000 - 5,000 and fiscal 2003 - 517,723. All options granted in fiscal years 1996, 1995 and 1994 were issued at fair market value. At June 30, 1996, 179,504 options were available for grant. In May, 1995, a $128,000 discount was given to a former director of the Company to exercise 18,750 options and was recognized as compensation expense.

     In addition to the 1991 Plan, the Company has other option agreements with former officers, directors, employees and owners of an acquired Company.

     The following summarizes transactions outside the 1991 Plan for the two fiscal years ended June 30, 1996:

                                           Number       Option Price
                                         of Shares       Per Share
                                         ---------      ------------
       Outstanding at June 30, 1993        143,250    $3.00  to $16.00
       Granted                              18,000    $15.52 to $16.00
       Exercised                           (64,584)   $4.00  to $8.00
       Canceled                            (22,875)   $7.24  to $15.52
                                           -------
       Outstanding at June 30, 1994         73,791    $3.00  to $16.00
       Exercised                           (12,500)             $3.00
       Canceled                            (28,875)   $6.00  to $16.00
                                           -------
       Outstanding at June 30, 1995         32,416
       Canceled                            (30,166)   $4.50  to $6.00
                                           -------
       Outstanding at June 30, 1996          2,250
                                           =======

     All the outstanding options under these agreements are exercisable and expire in fiscal 1999. A one-third discount, totaling $86,334 was given to non-affiliates when 36,083 options were exercised in January 1994 and was recognized as compensation expense.

     Common Stock in Treasury: The Company has purchased 26,800 shares of its common stock for a total cost of $214,579 (or an average of $8.00 per share). In connection with the acquisition of the High School Gridiron Report assets, 15,000 shares were issued from the treasury stock. The remaining treasury shares have a total cost of $135,469 (or an average of $11.48 per share).


14. INCOME TAXES:

     Income tax expense (benefit) from continuing operations is as follows:

                                  Years Ended June 30,
                               1996      1995       1994
                             --------   -------   ---------
     Current:
          Federal                   -         -   ($13,600)
          State & Local      $141,084   $75,000          -
     Deferred                       -         -          -
                             --------   -------   --------
          Total              $141,084   $75,000   ($13,600)
                             ========   =======   ========

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax income (loss) from continuing operations follows:

                                                              1996        1995        1994
                                                              -----       -----       -----
                    Statutory rate                             (34)%       (34)%        34%
                     Increase (decrease) in tax rate
                       resulting from:
                       Loss limitations and valuation
                         allowance                              34          34
                       Utilization of loss carryforwards                               (53)
                       State income taxes                       15         134
                                                              ----        ----
                         Effective rate                         15%        134%        (19)%
                                                              ====        ====         ====

     Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The adoption of SFAS 109 resulted in an income tax benefit of $13,600 in fiscal year 1994.

                                                     1996         1995
                                                  ----------   ----------
         Deferred tax assets:
            Net operating loss carryforwards      $ 691,100    $ 374,000
            Amortization of intangibles             142,300      133,000
            Other                                    95,900      158,800
                                                  ---------    ---------
         Total deferred tax assets                  929,300      665,800
            Valuation allowance                    (789,800)    (364,400)
                                                  ---------    ---------
         Net deferred tax assets                    139,500      301,400
                                                  ---------    ---------
         Deferred tax liabilities:
            Cash to accrual adjustment             (139,500)    (262,500)
            Other                                         -      (38,900)
                                                  ---------    ---------

         Total deferred tax liabilities            (139,500)    (301,400)
                                                  ---------    ---------
         Total deferred taxes, net                $       -    $       -
                                                  =========    =========

     The Company has a net operating loss of approximately $2,032,000 available which expires from 2008 through 2011. These losses can only be offset with future income.

     No income taxes are allocable to the gain on sale of discontinued operations during 1995 due to utilization of net operating loss carryforwards.


15. GAINS FROM SALES OF SECURITIES:

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

     During the fiscal year 1994, the Company realized gains from the sale of an issue of marketable equity securities of $937,365. The Company accounted for its investment in marketable equity securities under the cost method.


16. RELATED PARTY TRANSACTIONS:

     A former director of the Company is the senior managing director of a private merchant banking firm which was paid approximately $5,700 and $21,000 for investment advisory services in 1995 and 1994, respectively.
     In connection with the acquisition of Alliance, a finders fee totaling $100,000 was paid to the merchant banking firm in fiscal 1995, along with the former director and the other principal owner of the merchant banking firm each receiving 9,375 restricted common shares of the Company valued at $2.67 per share and warrants to purchase 6,250 common shares at $8.00 per share.

     On June 9, 1994, the Company borrowed $350,000 from the Company's former chief executive officer and its former president and pledged its equity interest in the Laughlin land as security for repayment of the loan. The note was due July 31, 1995 with interest at the rate of 7.25% (the Bank of America Nevada prime rate at the time of execution). The promissory note and interest of $8,695 were repaid in advance on October 4, 1994.

     A former director of the Company, and another person serving as secretary in 1993, were each partners in different law firms that provided legal services for which the Company recognized expenses aggregating approximately $31,000 and $11,000 in 1995 and 1994, respectively.

     In April 1995, the former chairman of the Company purchased property and equipment owned by the Company with a cost of $160,109 and net book value of $5,870 for a discounted appraised value of $11,000 in cash.

     Also see footnotes 3, 10, 11, 12, 13 and 15 for additional related party transactions.

17. NEW ACCOUNTING PROCEDURES:

     Adoption of the Financial and Accounting Standards Board ("FASB") Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be disposed of", which is effective for financial statements for fiscal years beginning after December 15, 1995, is not anticipated to have a material effect on the Company's consolidated financial statements.

     The FASB recently issued Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation cost for stock-based compensation under SFAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company elected to remain with the accounting in APB Opinion No. 25 and will be required to make pro forma disclosure of net income and earnings per share as if the provisions of SFAS 123 had been applied. The Company will implement SFAS 123 in the first quarter of Fiscal 1997.


18. SUBSEQUENT EVENTS:

     On May 30, 1996, the Company signed a letter of intent to acquire Metro Services Group, Inc. ("Metro"). Metro is a private company based in New York, New York, with offices in Michigan, Illinois and California, and has annualized sales in excess of $8 million. Metro develops and markets a variety of database direct marketing products and services through four divisions. Terms of the acquisition call for a tax-free exchange of stock and incentive option package for key employees, as well as contingent payments based on operating profits and performance. Consummation of the acquisition is subject to a number of conditions, including the negotiation of a definitive agreement and completion of financing arrangements. Accordingly, no assurance can be given that the acquisition will be consummated. Metro provides information-based products and services to the direct marketing industry through its divisions: Metro Direct Marketing, which provides full service direct marketing programs for consumers and business to business clients, particularly in the financial services and publishing areas; MetroArts, develops and executes customer acquisition campaigns for the performing arts, entertainment and cultural institutions; MetroNon-Profit provides strategic planning, membership and direct mail fundraising campaigns for non-profit institutions; and MSGI Computer Services utilizes a combination of mainframe, PC platforms and Internet servers for database development, data enhancement, response analysis and predictive modeling to support the data processing requirements of Metro's clients.

     On August 16, 1996, the Company's land in Laughlin, Nevada, was sold to an independent third party, via auction, for $952,000 in cash, resulting in a gain of approximately $114,000.

                                  SCHEDULE I

                          ALL-COMM MEDIA CORPORATION

                            CONDENSED BALANCE SHEET

                            June 30, 1996 and 1995

     ASSETS                                                1996           1995
     ------                                                ----           ----
     Current assets:
       Cash and cash equivalents                      $   976,644    $   479,045
       Other current assets                                54,077         93,781
                                                      -----------    -----------
          Total current assets                          1,030,721        572,826
                                                      -----------    -----------
     Property and equipment, at cost                       29,942         26,992
     Accumulated depreciation                              11,641          3,175
                                                      -----------    -----------
     Net property and equipment                            18,301         23,817
     Investments in and advances to subsidiaries        8,008,734      5,136,786
     Other assets                                          23,595          9,355
                                                      -----------    -----------
     Total assets                                     $ 9,081,351    $ 5,742,784
                                                      ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
       Trade accounts payable                         $   259,327    $   167,838
       Accrued salaries and wages                          77,025         75,366
       Other accrued expenses                             476,615        335,048
                                                      -----------    -----------
          Total current liabilities                       812,967        578,252
     Other liabilities                                     17,490
                                                      -----------    -----------
          Total liabilities                               830,457        578,252
                                                      -----------    -----------
     Stockholders' equity:
       Convertible preferred stock                             82
       Common stock                                        31,985         30,281
       Additional paid-in capital                      14,462,306     10,300,847
       Treasury shares, at cost                          (135,469)      (135,469)
       Accumulated deficit                             (6,108,010)    (5,031,127)
                                                      -----------    -----------
          Total stockholders' equity                    8,250,894      5,164,532
                                                      -----------    -----------
     Total liabilities and stockholders' equity       $ 9,081,351    $ 5,742,784
                                                      ===========    ===========


                                  SCHEDULE I

                          ALL-COMM MEDIA CORPORATION

                       CONDENSED STATEMENT OF OPERATIONS

                      Years Ended June 30, 1996 and 1995

                                                            1996          1995
                                                            ----          ----
     Income:
       Gains from sales of securities                                  $1,579,539
       Equity in earnings (losses) of subsidiaries      $   499,033       (18,320)
                                                        -----------    ----------
          Total                                             499,033     1,561,219
                                                        -----------    ----------

     Costs and expenses:
       General and administrative                         1,455,537     1,386,471
       Depreciation and amortization                         57,811        12,399
                                                        -----------    ----------
          Total                                           1,513,348     1,398,870
                                                        -----------    ----------
     Income (loss) from operations                       (1,014,315)      162,349
                                                        -----------    ----------
     Other income (expense):
       Loan commitment fee                                               (300,000)
       Interest income                                       10,081        15,446
       Interest expense                                     (72,649)       (8,972)
       Other                                                                  318
                                                        -----------    ----------
     Subtotal                                               (62,568)     (293,208)
                                                        -----------    ----------

     Loss from continuing operations before
       discontinued operations                           (1,076,883)     (130,859)
     Loss from discontinued operations:
       Gain on sale of discontinued operations                            322,387
       Loss from discontinued operations                                  (81,131)
                                                        -----------    ----------
     Net income (loss)                                  $(1,076,833)   $  110,397
                                                        ===========    ==========

                                  SCHEDULE I

                          ALL-COMM MEDIA CORPORATION

                       CONDENSED STATEMENT OF CASH FLOWS

                      Years Ended June 30, 1996 and 1995

                                                                     1996            1995
                                                                --------------   -------------
     Operating activities:

       Net cash flows used by operating activities                ($1,108,968)    ($2,485,237)

     Investing activities:
       Proceeds from sales of investments in securities                             2,682,811
       Purchase of investment in securities                                        (1,063,272)
       Proceeds from sale of STI                                                      800,000
       Acquisition of Alliance Media Corporation                                     (308,181)
       Investments in and advances to subsidiaries                 (2,346,665)        (36,048)
       Purchase of property and equipment                              (2,950)         19,613
                                                                  -----------      ----------
          Net cash provided (used) by investing activities         (2,349,615)      2,094,923
                                                                  -----------      ----------

     Financing activities:
       Proceeds from issuances of common stock                        120,000       1,226,593
       Proceeds from issuances of preferred stock                   4,570,682
       Repurchase of preferred stock                                 (812,500)
       Proceeds from land option                                      150,000
       Proceeds from note payable other                                             1,000,000
       Repayments of note payable other                               (72,000)     (1,422,000)
                                                                  -----------      ----------
          Net cash provided by financing activities                 3,956,182         804,593
                                                                  -----------      ----------

     Net increase in cash and cash equivalents                        497,599         414,279

     Cash and cash equivalents at beginning of year                   479,045          64,766
                                                                  -----------      ----------
     Cash and cash equivalents at end of year                     $   976,644      $  479,045
                                                                  ===========      ==========
