Form 10-K/A
period 1996-06-30
ALL-COMM MEDIA CORP
filed 1996-10-28
CIK 14280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]
         For the fiscal year ended June 30, 1996
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ______________  to___________________

                         Commission file number 0-16730

                          ALL-COMM MEDIA CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Nevada                                                  88-0085608
 ---------------------------                                  ----------------
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


400 Corporate Pointe, Suite 780
Los Angeles, California                                               90230
 --------------------------------------                             --------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:            (310) 342-2800
                                                               --------------
Securities registered pursuant to Section 12(b) of the Act:          None
                                                                 ------------
Securities registered pursuant to Section 12(g) of the Act:

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

ITEM 1 - BUSINESS
-----------------

General
-------

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

The Company's Strategy
----------------------

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

Stephen Dunn & Associates, Inc. ("SD&A")
---------------------------------------

     SD&A was formed in 1983 and was acquired by the Company on April 25, 1995. For the twelve month period ended June 30, 1996 ("Fiscal 1996"), SD&A had revenues of more than $15.8 million. Clients of SD&A include many of the larger performing arts and cultural institutions, such as major symphonies, theatres and musical arts companies, along with public broadcasting stations, advocacy groups and educational institutions. SD&A's clients include over 150 of the nation's leading institutions and universities, such as New York Phil-harmonic Orchestra, American Conservatory Theater, Lincoln Center, Museum of Modern Art, New York University, Duke University, National Audubon Society and Simon Weisenthal Center. SD&A has its headquarters in Los Angeles, California and operates a telemarketing calling center in Berkeley, California.

History and Prior Activities
----------------------------

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

Current Activities
------------------

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

Termination of Other Business Matters:

     As part of the Company's strategy to expand through the acquisition of companies in the direct marketing, information and media services industry, numerous negotiations occur, some of which may result in preliminary agreements. In the course of the Company's due diligence, these agreements may be abandoned or terminated for different reasons which may include non-substantiation of the target company's financial condition, unsatisfactory analysis of the target company's operations and/or financial projections, and numerous other matters. From time to time, and in the ordinary course of business, the Company is likely to enter into preliminary agreements which, upon further analysis or negotiations, may become abandoned or terminated. Accordingly, in March 1996, the Company terminated its agreement to acquire Bullseye Database Marketing, Inc., ('Bullseye") when the Company determined that certain conditions would not be satisfied in respect of its initial agreement dated December 20, 1995. Similarly, in February 1996, the Company abandoned its negotiations to acquire Forms Direct, Inc. ("FDI") in respect of its letter of intent dated September 28, 1995, and formally terminated all pending matters in August 1996.

     In March 1996, the Company elected to terminate its negotiations in respect of a February 6, 1996 loan commitment for a $2.0 million revolving credit line.

Discontinued Operations
-----------------------

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

Industry Overview
-----------------

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

Industry Consolidation
----------------------

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

Line of Business
----------------

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

All-Comm Holdings, Inc. (Previously, Bullhead Casino Corporation)
----------------------------------------------------------------

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

Employees
---------

     At September 16, 1996, the Company and SD&A collectively have approximately 1,100 employees, of whom approximately 1,000 are part-time. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Small Business Issuer
---------------------

     The Company has determined that it is a "small business issuer" within the meaning of Securities and Exchange Commission Regulation S-B and will make filings with the Securities and Exchange Commission relating to and during fiscal 1997 as a small business issuer.

ITEM 2 - PROPERTIES
-------------------

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


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The Company is party to minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or expectations of the Company, based on the Company's current understanding of the relevant facts and law.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

          Not applicable.

                                   PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

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

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA
---------------------------------------------

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

                                               As of and for the years ended June 30,
                              ------------------------------------------------------------------------
                                  1996       1995 (1)(3)      1994 (3)       1993 (3)       1992 (3)
                              ------------   ------------   ------------   ------------   ------------
OPERATING DATA:  (2)
 Sales                        $15,889,210    $ 3,630,828
 Loss from operations            (460,437)    (1,255,924)   $  (844,417)   $(1,992,500)   $(1,515,754)
 Gains from
  sales of securities                   -      1,579,539        937,365      3,177,203         59,331
 Interest expense and
  loan commitment fee            (487,638)      (394,200)        (7,165)       (43,604)       (24,292)
 Income (loss) from
  continuing operations        (1,076,883)      (130,859)        86,807        979,457     (1,060,460)
 Net income (loss)             (1,076,883)       110,397     (2,809,887)    (1,115,338)    (1,863,779)
 Income (loss) per
  common share: (4)
 Continuing operations               (.36)         (0.07)          0.06           0.71          (1.03)
 Net income (loss)                   (.36)          0.06          (1.91)         (0.82)         (1.81)
Weighted average common
 shares and equivalents         3,068,278      1,807,540      1,468,747      1,373,160      1,032,442

BALANCE SHEET DATA: (2)
 Working capital                1,650,725        577,809       (233,572)       818,792        921,603
 Total assets                  13,301,066     11,824,491      1,639,733      2,657,561      4,319,038
 Long-term obligations,
  net of current portion        1,516,667      3,000,000
 Stockholders' equity           8,250,894      5,164,532        665,917      2,119,618      2,649,157
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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
------------------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The Company's executive officers, directors and significant employees and their positions with the Company are as follows:

NAME                         AGE                      POSITION
----                         ---                      --------
  Barry Peters............    55   Chairman of the Board of Directors and Chief
                                     Executive Officer
  E. William Savage.......    54   Director, President, Chief Operating Officer,
                                     Secretary and Treasurer
  S. James Coppersmith....    63   Director
  Seymour Jones...........    65   Director
  C. Anthony Wainwright...    63   Director
  J. Jeremy Barbera.......    40   Director and Vice President, All-Comm Media and
                                     President and Chief Executive Officer of Metro
  Stephen Dunn............    46   Vice President, All-Comm Media and President and
                                     Chief Executive Officer of SD&A
  Robert M. Budlow........    35   Vice President, All-Comm Media and Executive Vice
                                     President and Chief Operating Officer of Metro
  Scott A. Anderson.......    39   Chief Financial Officer
  Thomas Scheir...........    43   Vice President and Chief Operating Officer of SD&A

     Mr. Peters has been Chairman of the Board and Chief Executive Officer of the Company since the acquisition of Alliance in April 1995 and has 26 years of experience in business development and corporate finance. Prior thereto, Mr. Peters served as Chairman and Chief Executive Officer of Alliance, which he co-founded, since its formation in 1994. Prior to the formation of Alliance, from 1972 to 1993, Mr. Peters served as the Managing Director of Vector Holdings, Inc. and its predecessor companies, an investment concern which specialized in sponsoring management groups for buyouts and restructurings of companies including: ESB Ray-O-Vac Corp., Time, Inc., Avco/Embassy Pictures Corp., Signal Companies, Inc., ITT Corporation, Borg-Warner Corporation and F. Schumacher & Co., Inc.

     Mr. Savage has been a Director and President, Chief Operating Officer, Secretary, and Treasurer of the Company since the acquisition of Alliance in April 1995 and has 27 years of executive business experience with emphasis on operations, marketing and business development. Prior thereto, he served as President of Alliance, which he co-founded, since its formation in 1994. In addition, Mr. Savage has been serving since 1991 as a director and as President of Movie Theatre Associates, Inc. and Movie Theatre Holdings, Inc., a general partner and a limited partner, respectively, of Movie Theatre Investors Ltd., an investment partnership that owns and operates movie theatres.

     Mr. Coppersmith has been a Director of the Company since June 1996. Since 1994, Mr. Coppersmith has been Chairman of the Board of Trustees of Boston's Emerson College. Until his retirement in 1994, he held various senior executive positions with Metromedia Broadcasting where he managed its television operations in Los Angeles, New York and Boston, and served as President and General Manager of Boston's WCVB-TV, an ABC affiliate owned by The Hearst Corporation. Mr. Coppersmith also serves as a director for WABAN, Inc., Sun America Asset Management Corporation, Chyron Corporation, Uno Restaurant Corp., Kushner/Locke, Inc. and The Boston Stock Exchange.

     Mr. Jones has been a Director of the Company since June 1996. From April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of Coopers & Lybrand L.L.P. Mr. Jones has over 35 years of accounting experience and over 10 years of experience as an arbitrator and as an expert witness, particularly in the area of mergers and acquisitions.

     Mr. Wainwright has been a Director of the Company since August 1996 and also served as a Director of the Company from the acquisition of Alliance until May 1996. Prior thereto, he was a director of Alliance. Mr. Wainwright also has been Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc. since 1995. Prior thereto, from 1994 to 1995, he served as a senior executive with Cordiant P.L.C.'s Compton Partners, a unit of the advertising firm Saatchi & Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of the advertising firm Saatchi & Saatchi World Advertising, in New York. Mr. Wainwright also serves as a director of Gibson Greeting, Inc., Del Webb Corporation, American Woodmark Corporation and Specialty Retail Group, Inc.

     Mr. Barbera has been a Director and Vice President of the Company since October 1996 and President and Chief Executive Officer of Metro since its formation in 1987. Mr. Barbera has 15 years of experience in data management services, and over 20 years of experience in the entertainment marketing area.

     Mr. Dunn has been Vice President of the Company since September 1996 and has also been President and Chief Executive Officer of SD&A, which he co-founded, since its formation in 1983. Previously, Mr. Dunn served as a consultant for the Los Angeles Olympic Organizing Committee for the Olympic Arts Festival, as Director of Marketing for the New World Festival of the Arts, and as Director of Marketing for the Berkeley Repertory Theater.

     Mr. Budlow has been Vice President of the Company since October 1996 and Executive Vice President and Chief Operating Officer of Metro since 1990. He has 10 years of experience in database management services and subscription, membership and donor renewal programs.

     Mr. Anderson has been Chief Financial Officer of the Company since May 1996 and was Controller from May 1995 to May 1996 and a Director of the Company from May 1996 to August 1996. Prior thereto, from December 1994 to April 1995, he was associated with the accounting firm of Coopers & Lybrand L.L.P., and, from 1988 to 1994, he was a manager in the assurance department of an affiliate of
the accounting firm of Deloitte & Touche, LLP.   Mr. Anderson is a Certified
Public Accountant.

     Mr. Scheir has been Vice President and Chief Operating Officer of SD&A since September 1996. Prior thereto, from 1990 to September 1996, he was Chief Financial Officer of SD&A, and from 1983 to 1990, he served as Business Manager of SD&A. Prior to joining SD&A, Mr. Scheir was List Manager with the San Francisco Symphony's marketing department.


Compliance with Section 16(A) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the NASDAQ National Market. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

     Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 1996, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1996, except that Messrs. Peters, Savage, Coogan and Wainwright each made one late filing due to administrative timing errors on the part of the Company with respect to stock options granted and Messrs. Jones and Coppersmith each made one late filing due to administrative timing errors on the part of the Company with respect to their election as directors of the Company. The Company has been advised that Newark Sales Corp. and Saleslink Ltd. each intend to file one late report on or about October 29, 1996 concerning one transaction, due to administrative timing errors on the part of such stockholders.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

Summary Compensation Table

     The following table (the "Summary Compensation Table") provides information relating to compensation for the fiscal years ended June 30, 1996 and June 30, 1995 for the Chairman of the Board and Chief Executive Officer and each of the other executive officers of the Company whose compensation is required to be disclosed by the rules and regulations of the Commission during such years as shown in the table (collectively, the "Named Executive Officers").

                                                                                 Long-Term
                                                                            Compensation Awards
                                                                        ------------------------------
                                         Fiscal Year        Annual      Restricted       Securities
                                            Ended        Compensation     Stock          Underlying
                                        June 30,/(1)/     Salary ($)      Awards($)    Options/SARs(#)
                                        -------------    ------------   -----------    ---------------
Name and Principal Position
---------------------------
Barry Peters                                 1996            100,626       32,058             150,000
 Chairman of the Board and                   1995             26,442
 Chief Executive Officer
E. William Savage                            1996            100,626       32,058             150,000
 President, Chief Operating                  1995             26,442
 Officer, Secretary and Treasurer
Stephen Dunn                                 1996            228,462                            5,000
 Vice President, All-Comm Media              1995             42,308
 and President and Chief
 Executive Officer of SD&A
Thomas Scheir                                1996            128,461                           12,500
 Executive Vice President, SD&A              1995             21,635

------------
/(1)/ Prior to the acquisition of Alliance in April, 1995 none of the Named
      Executive Officers was an officer or employee of the Company. Therefore, compensation for each of the Named Executive Officers is shown only for the prior two fiscal years. In addition, because the acquisition of Alliance took place in April, 1995, the compensation shown for each of the Named Executive Officers for the fiscal year ended June 30, 1995 reflects only two months of compensation in such fiscal year.

     In October 1996, the Company acquired Metro. Based on their current arrangements with the Company, if Messrs. Jeremy Barbera, Vice President of the Company and President and Chief Executive Officer of Metro, and Robert Budlow, Vice President of the Company and Executive Vice President of Metro, had been executive officers of the company at the beginning of fiscal 1996, they would have been among the most highly compensated executive officers of the Company for such fiscal year. Based on their current arrangements with the Company, the Company expects that Messrs. Barbera and Budlow will be among the Company's most highly compensated executive officers for fiscal 1997. See "Executive Compensation--Employment Contracts."

Stock Option Grants
          The table below provides information relating to stock options granted to the Named Executive Officers during the fiscal year ended June 30, 1996.

                                           Individual Grants/(1)/
                        --------------------------------------------------------------------    Potential Realizable
                                                                                              Value at Assumed Annual
                         Number of         % of Total                                              Rates of Stock
                         Securities       Options/SARs                                          Price Appreciation for
                         Underlying        Granted to          Exercise or                        Option Term /(2)/
                        Options/SARs      Employees in        Base Price($)    Expiration        ---------------------
                        Granted (#)     Fiscal Year/(3)/      (per share/(4)/)    Date              5%          10%
                       -------------    ----------------    ---------------    ------------      --------     --------
Name
----
Barry Peters........         150,000             29%             $2.00            12/01/02        $122,130     $284,615
E. William Savage...         150,000             29%              2.00            12/01/02         122,130      284,615
Stephen Dunn........           5,000              1%              3.38            01/08/99           2,660        5,586
Thomas Scheir.......          12,500              2%              2.00            12/01/02          10,178       23,718
-------------

/(1)/ Since June 30, 1996 through the date hereof, options currently exercisable for 300,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), have been granted to each of Mr. Peters and Mr. Savage. No other additional options have been granted during this period to any of the Named Executive Officers.
/(2)/ Potential realizable value was calculated using an assumed annual compounded growth rate over the term of the option of 5% and 10%, respectively. Use of this model should not be viewed in any way as a forecast of the future performance of the Common Stock, which will be determined by future events and unknown factors.
/(3)/ During the fiscal year ended June 30, 1996, all employees and all non-employee Directors of the Company received stock options for a total of 525,003 shares of Common Stock.
/(4)/ Exercise price is the closing sales price of the Common Stock as reported on The Nasdaq SmallCap Market/SM/ on the date of the grant.

          The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 1996.

                            Number of Securities        Value of Unexercised
                           Underlying Unexercised       In-the-Money Options/
                           Options/SARs at Fiscal        SARs at Fiscal Year
                                Year End (#)                End ($) /(1)/
                         --------------------------   -------------------------
Name                     Exercisable/Unexercisable    Exercisable/Unexercisable
----                     --------------------------   -------------------------
  Barry Peters........             150,000/0                    506,250/0
  E. William Savage...             150,000/0                    506,250/0
  Stephen Dunn........               5,000/0                     10,000/0
  Thomas Scheir.......              12,500/0                     42,188/0
                                   ---------                    ---------

/(1)/ Fair market value of $5.375 per share at June 30, 1996 was used to determine the value of in-the-money options.

Compensation of Directors

     Directors who are not employees of the Company currently receive an annual retainer fee of $10,000 for serving on the Company's board of directors (the "Board of Directors") and an annual retainer fee of $1,500 for serving as a member of any committee thereof. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof.


Options Issuable to Directors

     Pursuant to a resolution of the Board of Directors, in April of each year commencing in April 1996, each Director who is not an employee of the Company and who is then serving as a Director is granted options exercisable for 15,000 shares of Common Stock at an exercise price equal to the market price of the Common Stock prevailing on the date such options are granted.


Employment Contracts

     Effective as of July 1, 1995, the Company entered into a separate employment agreement with each of Mr. Barry Peters and Mr. E. William Savage providing for Mr. Peters' employment as Chairman of the Board and Chief Executive Officer of the Company and for Mr. Savage's employment as President of the Company, respectively. Each such agreement provides for an initial term of employment of three years expiring on June 30, 1998 and is renewable for an additional three-year term at the discretion of the employee covered thereby, subject to termination as provided therein. The base salary for Mr. Peters during the term of his employment agreement is $137,500 for the first year, $195,000 for the second year and $270,500 for the third year. The base salary for Mr. Savage during the term of his employment agreement is $125,000 for the first year, $175,000 for the second year and $245,000 for the third year. In addition, pursuant to the terms of the relevant employment agreement, each of Mr. Peters and Mr. Savage has options to acquire 300,000 shares of Common Stock at an exercise price of $2.50 per share for the first 150,000 shares and $3.00 per share for the remaining 150,000 shares, which exercise prices were set pursuant to a resolution of the Board of Directors on September 26, 1996. At the end of each year or as otherwise may be deemed appropriate in the sole discretion of the Board of Directors, each of Mr. Peters and Mr. Savage may be paid a bonus, payable in whole or part in Common Stock at the election of the employee. In addition, each year the Board of Directors may grant to each of Mr. Peters and Mr. Savage such number of options to purchase shares of Common Stock at such prices as the Board of Directors may determine from time to time to be appropriate. During the first year of his employment, Mr. Peters elected to receive less than the full amount of cash salary due to him under his employment agreement and was paid a total of $100,626 in cash and $32,058 in the form of 16,029 shares of Common Stock. During the second year of Mr. Peters' employment up to and including September 30, 1996, Mr. Peters again elected to receive less than the full amount of cash salary due to him under his employment agreement and was paid a total of $18,750 in cash. Similarly, during the first year of his employment, Mr. Savage elected to receive less than the full amount of cash salary due to him under his employment agreement and was paid a total of $100,626 in cash and $32,058 in the form of 16,029 shares of Common Stock. During the second year of Mr. Savage's employment up to and including September 30, 1996, Mr. Savage again elected to receive less than the full amount of cash salary due to him under his employment agreement and was paid a total of $18,750 in cash. Each of Mr. Peters and Mr. Savage has agreed in his respective employment agreement not to compete with the Company or engage in any business similar to that of the Company during the term of such employment agreement. In the event Mr. Peters or Mr. Savage, as the case may be, is terminated for other than good cause, or if Mr. Peters or Mr. Savage, as the case may be, resigns for "good reason" (as defined below), then Mr. Peters or Mr. Savage, as the case may be, will be entitled to receive severance pay in an amount equal to (i) one year's base salary then in effect, payable in accordance with normal payroll practices for the remainder of the term, plus (ii) the amount determined under clause (i) but payable in a lump sum on the effective date of such termination.

     For purposes of each of Mr. Peters' and Mr. Savage's respective employment agreement, "good reason" includes a Change in Control of the Company (as defined therein), which is deemed to occur if (a) after a merger or consolidation, the Company is not the surviving corporation and the Company's stockholders do not continue to own at least 80% of the Company's assets, (b) there is a sale of substantially all of the assets of the Company, (c) the stockholders approve a plan for the liquidation or dissolution of the Company, (d) any person becomes a 30% or more beneficial owner of the outstanding Common Stock, or (e) the employee ceases to be a Director for any reason, other than his voluntary resignation or voluntary election not to stand for re-election as a Director.

     Effective as of April 25, 1995, SD&A entered into a separate employment agreement with each of Mr. Stephen Dunn and Mr. Thomas Scheir, providing for Mr. Dunn's employment as President of SD&A and Mr. Scheir's employment as Chief Financial Officer of SD&A, respectively. Each such agreement provides for an initial term expiring on April 25, 1997, and is renewable for an additional one-year term at the discretion of the employee covered thereby, subject to termination as provided therein. The base salary for Mr. Dunn during the term of his employment agreement is $225,000 for the first year, $250,000 for the second year and $275,000 for the third year. The base salary for Mr. Scheir during the term of his employment is $125,000 for the first year, $150,000 for the second year and $175,000 for the third year. At the end of each year, in the sole discretion of the board of directors of SD&A, each of Mr. Dunn and Mr. Scheir may be paid a cash bonus. The agreements also provide for other fringe benefits as may be approved by the board of directors of SD&A. Each of Mr. Dunn and Mr. Scheir has agreed in his respective employment agreement not to (i) own, become employed by, or become a partner of any similar business during the term of his employment agreement, except that each may own 1% or less of any similar business or (ii) compete with SD&A for a period of three years after the termination of his employment.

     Effective as of October 1, 1996, Metro entered into a separate employment agreement with each of Mr. Jeremy Barbera, Mr. Robert Budlow and Ms. Janet Sautkulis providing for Mr. Barbera's employment as President and Chief Executive Officer of Metro, Mr. Budlow's employment as Executive Vice President and Chief Operating Officer of Metro and Ms. Sautkulis' employment as Executive Vice President and General Manager of Metro, respectively. Each such agreement provides for an initial term expiring on September 30, 1999 (the "Employment Term") and is renewable for an additional three-year term unless Metro or the employee gives written notice to the other party, at least sixty (60) days prior to the expiration of the Employment Term, of its intention not to renew the employment agreement. The base salary for Mr. Barbera during the Employment Term is $150,000 for the first year, $200,000 for the second year and $250,000 for the third year. Pursuant to the relevant employment agreement, the base salary for each of Mr. Budlow and Ms. Sautkulis during the Employment Term is $125,000 for the first year, $165,000 for the second year and $200,000 for the third year. Pursuant to the terms of the relevant agreement, during each year of the Employment Terms, Mr. Barbera, Mr. Budlow and Ms. Sautkulis are each eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreements also provide for the granting to Mr. Barbera, Mr. Budlow and Ms. Sautkulis of options to acquire Common Stock if and as determined by the Option Plan Committee. Each of Mr. Barbera, Mr. Budlow and Ms. Sautkulis has agreed in his or her respective employment agreement (i) not to compete with Metro or to be associated with any other similar business during the Employment Term, except that Mr. Barbera, Mr. Budlow and Ms. Sautkulis may each own up to 5% of the outstanding common stock of certain corporations, as described more fully in the relevant employment agreement, and (ii) upon termination of employment with Metro, not to solicit or encourage certain clients of Metro (as more fully described in the relevant employment agreement), to cease doing business with Metro, and not to do business with any other similar business, for a period of three years from the date of such termination. Metro has the right to terminate the employment of Mr. Barbera, Mr. Budlow or Ms. Sautkulis, as the case may be, "for cause" (as defined below), after giving notice to such employee, in which event such employee will be entitled only to receive his or her salary at the rate provided above to the date on which termination takes effect, plus any compensation which is accrued but unpaid on the date of termination. In the event of a disposition after October 1, 1996 of the properties and business of Metro by merger, consolidation, sale of assets, sale of stock, or otherwise, Metro has the right to assign each employment agreement and all of Metro's rights and obligations thereunder to the acquiring or surviving corporation. If, for any reason, such employment agreements are not assigned to, or assumed by, such acquiring or surviving corporation, the employee covered thereby may terminate such employment agreement by giving written notice thereof within six months of the date of any such acquisition or disposition, and upon such termination, or, if the employment agreement is terminated by Metro without cause, such employee will be entitled to receive severance pay consisting of a single lump sum distribution (with no present value adjustment) equal to the base salary as provided above for the year then in effect for a period of one year, notwithstanding that such one-year period might extend beyond the Employment Term.

     For purposes of each of Mr. Barbera's, Mr. Budlow's and Ms. Santkulis' respective employment contract, "for cause" includes circumstances whereby the relevant employee shall (i) be convicted of a felony crime; (ii) commit any act or omit to take any action in bad faith and to the detriment of Metro; (iii) commit an act of moral turpitude to the detriment of Metro; (iv) commit an act of fraud against Metro; or (v) materially breach any term of the employment agreement and fail to correct the breach within 10 days after written notice thereof; provided that in the case of clauses (ii), (iii) or (iv) above, such determination must be made by the Board of Directors after a meeting at which such employee shall have been given an opportunity to explain such actions.


Consulting Agreements

     On April 15, 1996, the Company entered into an agreement with Mr. Seymour Jones to retain his services as a financial consultant and advisor to the Company on a non-exclusive basis for a period of one year. Effective July 1996, the agreement was terminated. Notwithstanding such termination, pursuant to the terms of such agreement, in August 1996 Mr. Jones purchased from the Company, for $2,500 in the aggregate, warrants exercisable for 50,000 shares of Common Stock at an exercise price of $2.50 per share for the first 25,000 shares, $3.00 per share for the next 15,000 shares and $3.50 per share for the remaining 10,000 shares. The warrants are currently exercisable and expire on April 15, 2000.

     On April 17, 1996, the Company entered into an agreement with Mr. S. James Coppersmith to retain his services as a financial consultant and advisor to the Company on a non-exclusive basis for a period of one year. Effective July 1996, the agreement was terminated. Notwithstanding such termination, pursuant to the terms of such agreement, in September 1996 Mr. Coppersmith purchased from the Company, for $2,500 in the aggregate, warrants exercisable for 50,000 shares of Common Stock at an exercise price of $2.50 per share for the first 25,000 shares, $3.00 per share for the next 15,000 shares and $3.50 per share for the remaining 10,000 shares. The warrants are currently exercisable and expire on May 15, 2000.

     On June 3, 1996, the Company entered into an agreement with Mr. C. Anthony Wainwright to retain his services as a financial consultant and advisor to the Company on a non-exclusive basis for a period of two years. As compensation for such services, Mr. Wainwright is entitled to receive the sum of $1,000 per month for the term of the agreement plus all out-of-pocket expenses incurred by Mr. Wainwright in the performance of such services, provided that prior authorization from the Company shall have been received with respect to any such expense. In addition, pursuant to the terms of such agreement, Mr. Wainwright has the right, which right, as of the date hereof, has not been exercised, to purchase from the Company, for $2,500 in the aggregate warrants exercisable for 50,000 shares of Common Stock at an exercise price of $4.00 per share for the first 25,000 shares, $4.50 per share for the next 15,000 shares and $5.00 per share for the remaining 10,000 shares. The warrants may be exercised over a four-year period commencing June 3, 1996. The agreement is only assignable without the prior written consent of the other party in the event of a sale of all or substantially all of the business of the party desiring to assign the agreement. The agreement also provides for indemnification of Mr. Wainwright and his affiliates (and their respective directors, officers, stockholders, general and limited partners, employees, agents and controlling persons and the successors and assigns of all of the foregoing) by the Company for any losses or claims arising out of the rendering of the services called for in the agreement, other than for negligence or willful misconduct.


Compensation Committee Interlocks and Insider Participation

     The Board of Directors has established a compensation committee (the "Compensation Committee"), comprised of Messrs. Coppersmith and Wainwright, each of whom are independent Directors and are not eligible to receive options or other rights under any employee stock or other benefit plan for so long as such Director is a member of the Compensation Committee (other than the right of each such Director to receive options exercisable for 15,000 shares of Common Stock granted in April of each year, if such Director is then serving in such capacity, pursuant to a resolution adopted by the Board of Directors). The functions of the Compensation Committee are to formulate the Company's policy on compensation of executive officers, to review and approve annual salaries and bonuses for all officers, to review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, and to administer the Company's stock option plans. None of the executive officers of the Company serves as a director of another corporation where an executive officer of such other corporation serves as a director of the Company.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 10, 1996 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                                            Amount and Nature of Common
                                                             Stock Beneficially Owned
Name and Address of Beneficial Holder/(1)/                         Number      Percent
------------------------------------------                         ------      -------
Directors and executive officers:
Barry Peters/ (2)/.............................................     676,536      12.2%
E. William Savage /(3)/........................................     672,868      12.1
S. James Coppersmith/ (4)/.....................................      50,000       1.0
Seymour Jones /(4)/............................................      50,000       1.0
C. Anthony Wainwright /(5)/....................................      68,408       1.3
J. Jeremy Barbera /(6)/........................................   1,199,924      23.0
Stephen Dunn /(7)/.............................................     138,716       2.7
Thomas Scheir /(8)/............................................      12,875         *
All Directors and executive officers as a group (10 persons)...   3,511,444      55.5

5% Stockholders/(9)/:
Naomi Bodner /(10)/............................................   2,011,500      28.3
Laura Huberfeld /(10)/.........................................   2,011,500      28.3
Newark Sales Corp. /(11)/......................................   1,583,333      23.7
Saleslink Ltd. /(11)/..........................................   1,583,333      23.7
Robert Budlow /(12)/...........................................     599,962      11.6
Seth Antine /(13)/.............................................     360,000       6.6
Irwin Gross /(14)/.............................................     270,000       5.0
-------------

*Less than 1%
/(1)/ Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be. Except as otherwise noted, each person has an address in care of the Company.
/(2)/ Includes 450,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable options and 31,375 beneficially owned shares of Common Stock owned by family members with respect to which Mr. Peters disclaims beneficial ownership.
/(3)/ Includes 450,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable options and 21,878 beneficially owned shares of Common Stock owned by family members with respect to which Mr. Savage disclaims beneficial ownership.
/(4)/ Includes 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.
/(5)/ Includes 15,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable options and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of a contractual right to purchase warrants exercisable for such Common Stock pursuant to Mr. Wainwright's consulting agreement with the Company.
/(6)/ Includes 111,524 beneficially owned shares of Common Stock issuable upon conversion of a convertible promissory note of the Company in the aggregate face amount of $600,000 issued to Mr. Barbera in connection with the Company's acquisition of Metro.
/(7)/ Includes 5,000 beneficially owned shares of Common Stock issuable upon exercise of currently exercisable warrants.
/(8)/ Includes 12,500 beneficially owned shares of Common Stock issuable upon exercise of currently exercisable options.
/(9)/ The address for each of the 5% Stockholders is as follows: c/o Broad
      Capital Associates, Inc., 152 West 57th Street, New York, New York 10019, except for Mr. Budlow, whose address is in care of the Company.

/(10)/ Prior to the Offering, 1,000,000 of this 5% Stockholder's total number of beneficially owned shares of Common Stock are issuable upon exercise of currently exercisable warrants and 800,000 beneficially owned shares of Common Stock are issuable upon conversion of shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), subject in each case to this 5% Stockholder's sole investment power. The remaining 211,500 beneficially owned shares of Common Stock are owned by Naomi Bodner/Laura Huberfeld Partnership (the "Bodner/Huberfeld Partnership") and are subject to a shared investment power. Each of Naomi Bodner and Laura Huberfeld disclaims beneficial ownership of the shares of Common Stock beneficially owned by the other and the shares of Common Stock beneficially owned by the Bodner/Huberfeld Partnership.
/(11)/ 83,333 of this 5% Stockholder's total number of beneficially owned shares of Common Stock are issuable upon conversion of shares of Series C Preferred Stock and 1,500,000 beneficially owned shares of Common Stock issuable upon exercise of currently exercisable warrants.
/(12)/ Includes 55,762 beneficially owned shares of Common Stock issuable upon conversion of a convertible promissory note of the Company in the aggregate face amount of $300,000 issued to Mr. Budlow in connection with the Company's acquisition of Metro.
/(13)/ 200,000 of this 5% Stockholder's total number of beneficially owned shares of Common Stock issuable upon exercise of currently exercisable warrants, and 160,000 beneficially owned shares of Common Stock are issuable upon conversion of shares of Series B Preferred Stock.
/(14)/ 150,000 of this 5% stockholder's total number of beneficially owned shares of Common Stock are issuable upon exercise of currently exercisable warrants, and 120,000 beneficially owned shares of Common Stock are issuable upon conversion of shares of Series B Preferred Stock.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

TRANSACTIONS UNDER CURRENT MANAGEMENT AFTER ALLIANCE ACQUISITION

     Transactions with Mr. Dunn. In connection with the acquisition of SD&A on April 25, 1995, Alliance issued promissory notes in an aggregate principal amount of $4.5 million to Mr. Dunn. Interest on such notes was payable monthly at a rate equal to the prime rate of Bank of America, N.T. & S.A., as in effect from time to time, subject to a maximum of 10% and a minimum of 8%. Principal payments were due quarterly, and originally $1.5 million was due in quarterly installments during fiscal 1996. All of the outstanding common shares of SD&A were initially pledged to collateralize such notes but were released in June 1996. In connection with such notes, an operating covenants agreement between the Company and Mr. Dunn included, among other things, provisions requiring that SD&A have a minimum level of working capital and cash levels, subject to periodic increases based on sales, before dividend payments could be made to the parent company. In June 1996, the operating covenants agreement was terminated.

     Prior to October 1995, the Company made all principal payments when due. Each of the principal payments due October 1, 1995, January 1, 1996 and April 1, 1996 were deferred as they became due and thereafter from time to time. In June 1996, principal payments of approximately $2.0 million were made and the remaining obligations were restructured such that the remaining $2.1 minion is now payable in installments of $58,333 per month, plus interest at 8%, starting September 19, 1996.

     SD&A leases its corporate business premises from Mr. Dunn. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Total rent paid by SD&A to Mr. Dunn during 1996 and from the date of acquisition to June 30, 1995 was approximately $138,000 and $26,000, respectively.

     Bank Credit Line. Mr. Dunn is currently a guarantor of SD&A's credit line. If such credit line is replaced with another credit facility, the Company does not currently expect that Mr. Dunn would be a guarantor of such replacement credit facility.

     Indebtedness of Management. Subsequent to the close of the Company's fiscal year ended June 30, 1996, in October 1996 the Company consummated its acquisition of Metro. In February 1996, Mr. Barbera, then a shareholder of Metro, borrowed $50,000 from Metro. Interest on such indebtedness accrues at a rate of 6% per annum. The principal of such indebtedness, together with accrued interest thereon, is repayable in four equal quarterly installment starting March 31, 1998.

     Transactions with Certain 10% Stockholders. Also subsequent to the close of the Company's fiscal year ended June 30, 1996, the Company filed a registration statement on Form SB-2 with the Commission with respect to a proposed public offering of Common Stock. In connection therewith, as consideration for their agreement to certain lock-up arrangements for a period of nine months from the date of the prospectus relating to such proposed public offering with respect to shares of Common Stock issuable upon the conversion of shares of Series B Preferred Stock or upon the exercise of warrants issued in connection with such Series B Preferred Stock, upon consummation of such proposed public offering, the Company will issue warrants exercisable for 400,000, 400,000 and 46,800 shares of Common Stock to Naomi Bodner, in her individual capacity, Laura Huberfeld, in her individual capacity, and the Bodner/Huberfeld Partnership, respectively. As of October 10, 1996, each of Ms. Bodner and Ms. Huberfeld is a beneficial holder of more than 10% of the Common Stock.

TRANSACTIONS UNDER FORMER MANAGEMENT PRIOR TO ALLIANCE ACQUISITION

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

     Investment Banking Services: Marshall S. Geller, a former director of the Company and former chairman of its Executive Committee was a Senior Managing Director of Golenberg & Geller, Inc., a private merchant banking firm. Prior management of the Company retained Golenberg & Geller, Inc. during the 1995 and 1994 fiscal years to perform investment banking and financial advisory services. The fees paid by the Company for services rendered by Mr. Geller's firm for the fiscal years ended June 30, 1995 and 1994 were $5,700 and $21,000, respectively. During the 1995 fiscal year, the Company also retained Golenberg & Geller, Inc. and Whale Securities Co., L.P. ("Whale") to perform investment banking and financial advisory services in connection with the acquisition by the Company of Alliance Media Corporation. The finders' fee paid in connection with the merger with Alliance was $200,000, which was divided as follows: $100,000 to Golenberg & Geller, Inc.; $50,000 to Whale; and $50,000 to Millennium Capital Corp., one of the co-finders in the Transaction ("Millennium"). In addition, each of Mr. Geller, Mr. Golenberg, Whale and Millennium received 9,375 shares of the Company's Common Stock and a three-year warrant for 6,250 shares of the Common Stock at a price of $8.00 in further payment for their services.

     Florida Gaming Corporation Loan: On July 15, 1994, in order to fund the exercise price of the warrant which the Company owned to acquire shares of Florida Gaming Corporation ("FGC"), the prior management of the Company entered into a loan agreement (the "FGC Loan") for $1,000,000 with a group of lenders (the "Lenders"), which included Messrs. Marshall Geller (former director), Arnold Rosenstein (former president), and Neil Rosenstein (former Chairman of the Board and Chief Executive Officer) (the "Affiliated Lenders"). The Company borrowed the $1,000,000 available under the Loan Agreement on July 22, 1994. Borrowings were secured by a pledge of the common stock of FGC issuable upon exercise of the warrant. Each of the Affiliated Lenders lent the Company 20% of the total FGC Loan, or $200,000.

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

     Mortgage Loan to Subsidiary: On June 9, 1994, under the former management of the Company, All-Comm Holdings, Inc. (formerly named Bullhead Casino Corporation), a wholly-owned subsidiary of the Company, borrowed $350,000 from the Company's former chief executive officer and its president, evidenced by a promissory note and secured by a mortgage on its parcel of land in Laughlin, Nevada. All-Comm Holdings, Inc. loaned the borrowed funds to the Company. The note was due July 31, 1995 with interest at the rate of 7.75% per annum, but was repaid in October 1994.

     Purchase of Property and Equipment: In April 1995, prior to the acquisition of Alliance, the Company's former chairman purchased, for $11,000, property and equipment owned by the Company having a cost of $160,000 and a net book value of $6,000.

     Indebtedness of Former Management. Pursuant to the terms of his employment agreement with the Company, which has expired, Arnold Rosenstein was issued 25,000 shares of Common Stock in exchange for a promissory note in the principal amount of $0.2 million. The promissory note accrued interest at 10.5% per annum payable at maturity on November 1, 1994. On January 21, 1994, Mr. Rosenstein paid $133,333, per resolutions of the Company's Board of Directors, for the early retirement of the $0.2 million note receivable for shares issued to him. The $66,667 allowance was charged to additional paid-in capital in the 1994 fiscal year. Also, on December 31, 1993, accrued interest of $87,500 was discounted to $58,334 and paid to the Company.

                                   PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(A)(1) Financial statements - see "Index to Financial Statements and Financial Statement Schedules" on page 41.

   (2) Financial statement schedule - see "Index to Financial Statements and Financial Statement Schedule" on page 41.

   (3)  Exhibits:
        3 (i)   Amended and Restated Articles of Incorporation (b)
        3 (ii)  Certificate of Amendment to the Amended and Restated Articles of
                Incorporation of the Company (b)
        3 (iii) Certificate of Amendment to the Articles of Incorporation (e)
        3 (iv)  By-Laws (b)
        3 (v)   Certificate of Amendment of Articles of Incorporation (a)

        10.1    1991 Stock Option Agreement (c)
        10.2 Operating Covenants Agreement, dated April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn (d)
        10.3 Pledge Agreement, dated as of April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn (d)
        10.4    Option Agreement (e)
        10.5    Amendment to Option Agreement (f)
        10.6    Memorandums of Understanding (f)
        10.7 Sample Series B Convertible Preferred Stock Subscription Agreement (g)
        10.8    Sample Private Placement Purchase Agreement for Convertible
                Notes (g)
        10.9 Letter from Seller of SD&A agreeing to long-term obligation payment and restructuring (g)
        10.10   Sample Convertible Notes Rescission Letter (a)
        10.11 Sample Series C Convertible Preferred Stock Subscription Agreement (a )

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

(B)  Reports on Form 8-K.

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

ALL-COMM MEDIA CORPORATION (Registrant)


By  /s/ Barry Peters
   --------------------
Barry Peters,
Chairman of the Board and Chief Executive Officer

Date:  September 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                    Title                        Date
---------                    -----                        ----

/s/ Barry Peters             Chairman of the Board and    September 18, 1996
------------------------     Chief Executive Officer
Barry Peters


/s/ E. William Savage        Director, President and      September 18, 1996
------------------------     Chief Operating Officer
E. William Savage


/s/ Scott Anderson           Chief Financial and          September 18, 1996
------------------------     Accounting Officer
Scott Anderson


/s/ S. James Coppersmith     Director                     September 18, 1996
------------------------
S. James Coppersmith


/s/ Seymour Jones            Director                     September 18, 1996
-------------------------
Seymour Jones


/s/ C. Anthony Wainwright    Director                     September 18, 1996
-------------------------
C. Anthony Wainwright

The foregoing constitute all of the Board of Directors.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                       INDEX TO FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE
                              [Items 8 and 14(a)]


(1)      FINANCIAL STATEMENTS:                               Page
                                                             -----
         Report of Independent Public Accountants              42

         Consolidated Balance Sheets
           June 30, 1996 and 1995                              43

         Consolidated Statements of Operations
           Years Ended June 30, 1996, 1995 and 1994            44

         Consolidated Statements of Stockholders' Equity
           Years Ended June 30, 1996, 1995 and 1994            45

         Consolidated Statements of Cash Flows
           Years Ended June 30, 1996, 1995 and 1994           46-47

         Notes to Consolidated Financial Statements           48-61

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


                                   /s/ COOPERS & LYBRAND L.L.P.

Los Angeles, California
September 19, 1996

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995


                                                                1996            1995
                                                                ----            ----
ASSETS
------
Current assets:
  Cash and cash equivalents                                 $ 1,393,044      $ 1,217,772
  Accounts receivable, net of allowance for doubtful
    accounts of $34,906 and $40,552 in 1996 and 1995,
    respectively                                              2,681,748        2,067,977
  Land held for sale at cost                                    921,465          766,651
  Other current assets                                          107,658          116,468
                                                            -----------      -----------

    Total current assets                                      5,103,915        4,168,868
Property and equipment at cost, net                             299,045          344,154
Intangible assets at cost, net                                7,851,060        7,272,769
Other assets                                                     47,046           38,700
                                                            -----------      -----------

    Total assets                                            $13,301,066      $11,824,491
                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
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
                                                            ===========      ===========

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                                  1996           1995           1994
                                              ------------   ------------   ------------

Sales                                         $15,889,210    $ 3,630,828
Cost of sales                                  10,882,437      2,434,011
                                              -----------    -----------

   Gross profit                                 5,006,773      1,196,817

Operating Expenses:

Selling, general and administrative            (5,105,673)    (2,381,912)   $  (823,417)
Service fees of related parties                                   (5,728)       (21,000)
Amortization of intangible assets                (361,537)       (65,101)
                                              -----------    -----------    -----------

   Loss from operations                          (460,437)    (1,255,924)      (844,417)
                                              -----------    -----------    -----------

Other income (expense):

   Gain from sales of securities                               1,579,539        937,365
   Loan commitment fee                                          (300,000)
   Dividends                                                                      7,237
   Interest income                                 12,276         13,679
   Interest expense                              (487,638)       (94,200)        (7,165)
   Other, net                                                      1,047        (19,813)
                                              -----------    -----------    -----------

   Total                                         (475,362)     1,200,065        917,624
                                              -----------    -----------    -----------
   Income (loss) from continuing
     operations before income taxes              (935,799)       (55,859)        73,207
   Credit (provision) for income taxes           (141,084)       (75,000)        13,600
                                              -----------    -----------    -----------

Income (loss) from continuing operations
   before discontinued operations              (1,076,883)      (130,859)        86,807
Gain on sale of discontinued operations                          322,387
Loss from discontinued operations                                (81,131)    (2,896,694)
                                              -----------    -----------    -----------

   Net income (loss)                          $(1,076,883)   $   110,397    $(2,809,887)
                                              ===========    ===========    ===========

   Net income (loss) attributable to
     common stockholders                      $(1,094,373)   $   110,397    $(2,809,887)
                                              ===========    ===========    ===========

Income (loss) per common share:
   From continuing operations                 $      (.36)   $      (.07)   $       .06
   From discontinued operations                                      .13          (1.97)
                                              -----------    -----------    -----------
Income (loss) per common share                $      (.36)   $       .06    $     (1.91)
                                              ===========    ===========    ===========
Weighted average common and common
   equivalent shares outstanding                3,068,278      1,807,540      1,468,747
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


See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994


                                    Convertible
                                  Preferred Stock         Common Stock        Additional       Accu-
                                --------------------   -------------------     Paid-in        mulated
                                 Shares     Amount      Shares     Amount      Capital        Deficit
                                --------------------   -------------------   ------------   ------------
Balance June 30, 1993                                  1,252,192   $12,522   $ 4,667,952    $(2,331,637)
Issuance of restricted
 shares for litigation
 settlement                                               25,000       250       249,750
Purchase of shares - cash
Receivable paid - at discount                                                    (66,667)
Shares issued upon
 exercise of stock
 options and warrants                                    159,641     1,596       991,173
Discounts granted on
 exercise of options                                                              86,334
Net loss                                                                                     (2,809,887)
                                -------       -----    ---------   -------   -----------    -----------
Balance June 30, 1994                                  1,436,833    14,368     5,928,542     (5,141,524)

Issuance of restricted
 shares for litigation
 settlement                                               37,500       375       149,625
Issuance of restricted
 shares for merger with
 Alliance Media Corp.                                  1,025,000    10,250     2,734,750
Issuance of restricted
 shares as finders fees                                   42,500       425       138,325
Private placement of
 shares - cash                                           413,759     4,138     1,014,537
Shares issued upon
 exercise of stock
 options and warrants                                     72,500       725       207,193
Discounts granted on
 exercise of options                                                             127,875
Net income                                                                                      110,397
                                -------       -----    ---------   -------   -----------    -----------
Balance June 30, 1995                                  3,028,092    30,281    10,300,847     (5,031,127)

Issuance of common
 shares as compensation
 to employees, directors
 and consultants                                          95,442       954       218,974
Sale of shares (including
 12,500 to related parties)                               75,000       750       119,250
Sale of Series A
 Preferred Stock                 10,000       $ 100                              686,669
Sale of Series B
 Preferred Stock                  6,200          62                            1,044,682
Sale of Series C
 Preferred Stock                  2,000          20                              166,626
Repurchase of Series A
 Preferred Stock                (10,000)       (100)                            (812,400)
Warrants issued with
 Preferred Stock                                                               2,672,522
Warrants issued to con-
 sultants and creditors                                                           82,626
Accrued dividends on
 Series B&C Preferred
 Stock                                                                           (17,490)
Net loss                                                                                     (1,076,883)
                                -------       -----    ---------   -------   -----------    -----------
Balance June 30, 1996             8,200       $  82    3,198,534   $31,985   $14,462,306    $(6,108,010)
                                =======       =====    =========   =======   ==========     ===========


                                  Treasury Stock
                               ---------------------   Receivable
                                Shares      Amount     for Shares       Totals
                               --------   ----------   ----------       ------
Balance June 30, 1993           (5,550)   $ (29,219)    $(200,000)   $ 2,119,618
Issuance of restricted
 shares for litigation
 settlement                                                              250,000
Purchase of shares - cash       (6,250)    (106,250)                    (106,250)
Receivable paid - at discount                             200,000        133,333
Shares issued upon
 exercise of stock
 options and warrants                                                    992,769
Discounts granted on
 exercise of options                                                      86,334
Net loss                                                              (2,809,887)
                               -------    ---------    ----------    -----------
Balance June 30, 1994          (11,800)    (135,469)           --        665,917

Issuance of restricted
 shares for litigation
 settlement                                                              150,000
Issuance of restricted
 shares for merger with
 Alliance Media Corp.                                                  2,745,000
Issuance of restricted
 shares as finders fees                                                  138,750
Private placement of
 shares -cash                                                          1,018,675
Shares issued upon
 exercise of stock
 options and warrants                                                    207,918
Discounts granted on
 exercise of options                                                     127,875
Net income                                                               110,397
                               -------    ---------    ----------    -----------
Balance June 30, 1995          (11,800)    (135,469)           --      5,164,532

Issuance of common
 shares as compensation
 to employees, directors
 and consultants                                                         219,928
Sale of shares (including
 12,500 to related parties)                                              120,000
Sale of Series A
 Preferred Stock                                                         686,769
Sale of Series B
 Preferred Stock                                                       1,044,744
Sale of Series C
 Preferred Stock                                                         166,646
Repurchase of Series A
Preferred Stock                                                         (812,500)
Warrants issued with
 Preferred Stock                                                       2,672,522
Warrants issued to con-
 sultants and creditors                                                   82,626
Accrued dividends on
 Series B&C Preferred
 Stock                                                                   (17,490)
Net loss                                                              (1,076,883)
                               -------    ---------    ----------    -----------
Balance June 30, 1996          (11,800)   $(135,469)    $      --    $ 8,250,894
                               =======    =========    ==========    ===========

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

See Notes to Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL:

     All-Comm Media Corporation ("The Company") was formerly known as Sports-Tech, Inc. The name change was approved at a Special Meeting of Stockholders held on August 22, 1995. On April 25, 1995, the Company, through a wholly-owned subsidiary, was merged with Alliance Media Corporation ("Alliance") and its wholly-owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). The shareholders of Alliance received 1,025,000 shares of the Company's common stock. Upon consummation of the merger, the members of the board of directors of the Company resigned and a new board was appointed. Through SD&A, the Company currently operates in one industry segment, providing telemarketing and telefundraising to not-for-profit arts and other organizations principally in the United States. The Company's mission is to create a growth-oriented direct marketing and media services company through acquisitions and internal growth. The Company also owned approximately seven acres of undeveloped land in Laughlin, Nevada, which was sold on August 16, 1996.

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

Earnings (loss) per share:

     Primary earnings (loss) per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed based on the weighted average number of common shares outstanding and common share equivalents attributable to the effects, if dilutive, of the assumed exercise of outstanding stock options and warrants, and the conversion of all convertible preferred stock.

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


5. PROPERTY AND EQUIPMENT

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


7. INTANGIBLE ASSETS:

     Intangible assets at June 30, 1996 and 1995, consist of the following:

                                               1996          1995
                                            -----------   -----------
         Covenant not to compete            $1,000,000    $1,000,000
         Goodwill                            7,277,698     6,337,870
                                            ----------    ----------
                                             8,277,698     7,337,870
         Less accumulated amortization        (426,638)      (65,101)
                                            ----------    ----------
                                            $7,851,060    $7,272,769
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

     As of June 30, 1996, the Company has the following outstanding warrants to purchase 6,370,577 shares of common stock:

                                       Date                 Shares of Common      Exercise Price Per
    Date Issued                     Exercisable            Stock upon Exercise   Share of Common Stock
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

     The following summarizes the stock option transactions under the 1991 Plan for the three fiscal years ended June 30, 1996:

                                           Number      Option Price
                                         of Shares       Per Share
                                         ----------   ---------------
       Outstanding at June 30, 1993        193,617    $6.00 to $16.00
       Granted                               3,000             $22.00
       Exercised                           (70,058)   $6.00 to $16.00
       Canceled                            (18,667)   $6.00 to $16.00
                                           -------

       Outstanding at June 30, 1994        107,892    $6.00 to $22.00
       Granted                               8,750    $5.24 to $7.00
       Exercised                           (22,500)   $2.68 to $5.24
       Canceled                             (3,334)            $6.00
                                           -------
       Outstanding at June 30, 1995         90,808
       Granted                             525,003    $2.00 to $3.00
       Canceled                            (91,004)   $6.00 to $22.00
                                           -------
       Outstanding at June 30, 1996        524,807
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

     The following summarizes transactions outside the 1991 Plan for the three fiscal years ended June 30, 1996:

                                           Number       Option Price
                                         of Shares       Per Share
                                         ----------   ----------------
       Outstanding at June 30, 1993        143,250    $3.00 to $16.00
       Granted                              18,000    $15.52 to $16.00
       Exercised                           (64,584)   $4.00 to $8.00
       Canceled                            (22,875)   $7.24 to $15.52
                                           -------

       Outstanding at June 30, 1994         73,791    $3.00 to $16.00
       Exercised                           (12,500)              $3.00
       Canceled                            (28,875)   $6.00 to $16.00
                                           -------
       Outstanding at June 30, 1995         32,416
       Canceled                            (30,166)   $4.50 to $6.00
                                           -------
       Outstanding at June 30, 1996          2,250
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
                                         ========   =======   ========

     A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax income (loss) from continuing operations follows:


                                                              1996    1995    1994
                                                              -----   -----   -----
                    Statutory rate                             (34)%   (34)%    34%
                     Increase (decrease) in tax rate
                       resulting from:
                       Loss limitations and valuation
                         allowance                              34      34
                       Utilization of loss carryforwards                       (53)
                       State income taxes                       15     134
                                                              ----    ----     ---
                         Effective rate                         15%    134%    (19)%
                                                              ====    ====     ===

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


                                 All-Comm Media Corporation
                                 --------------------------
                                 (Registrant)


                                 By:  /s/ Barry Peters
                                     -------------------------
                                     Chairman of the Board and
                                     Chief Executive Officer
Date:  October 25, 1996

                                  SCHEDULE I
                          ALL-COMM MEDIA CORPORATION
                            CONDENSED BALANCE SHEET
                            June 30, 1996 and 1995



                                                    1996           1995
                                                    ----           ----
ASSETS
------
Current assets:
  Cash and cash equivalents                      $   976,644    $   479,045
  Other current assets                                54,077         93,781
                                                 -----------    -----------

     Total current assets                          1,030,721        572,826
                                                 -----------    -----------

Property and equipment, at cost                       29,942         26,992
Accumulated depreciation                              11,641          3,175
                                                 -----------    -----------

Net property and equipment                            18,301         23,817

Investments in and advances to subsidiaries        8,008,734      5,136,786
Other assets                                          23,595          9,355
                                                 -----------    -----------

Total assets                                     $ 9,081,351    $ 5,742,784
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
                                                   ===========    ==========

                                  SCHEDULE I
                          ALL-COMM MEDIA CORPORATION
                       CONDENSED STATEMENT OF CASH FLOWS
                      Years Ended June 30, 1996 and 1995


                                                                1996            1995
                                                                ----            ----
Operating activities:

  Net cash flows used by operating activities                $(1,108,968)    $(2,485,237)
                                                             -----------     -----------

Investing activities:

  Proceeds from sales of investments in securities                             2,682,811
  Purchase of investment in securities                                        (1,063,272)
  Proceeds from sale of STI                                                      800,000
  Acquisition of Alliance Media Corporation                                     (308,181)
  Investments in and advances to subsidiaries                 (2,346,665)        (36,048)
  Purchase of property and equipment                              (2,950)         19,613
                                                             -----------     -----------

     Net cash provided (used) by investing activities         (2,349,615)      2,094,923
                                                             -----------     -----------

Financing activities:

  Proceeds from issuances of common stock                        120,000       1,226,593
  Proceeds from issuances of preferred stock                   4,570,682
  Repurchase of preferred stock                                 (812,500)
  Proceeds from land option                                      150,000
  Proceeds from note payable other                                             1,000,000
  Repayments of note payable other                               (72,000)     (1,422,000)
                                                             -----------     -----------

     Net cash provided by financing activities                 3,956,182         804,593
                                                             -----------     -----------

Net increase in cash and cash equivalents                        497,599         414,279

Cash and cash equivalents at beginning of year                   479,045          64,766
                                                             -----------     -----------
Cash and cash equivalents at end of year                     $   976,644     $   479,045
                                                             ===========     ===========