Form 10QSB
period 1996-09-30
ALL-COMM MEDIA CORP
filed 1996-11-14
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from __________________ to ___________________

                         Commission file number 0-16730

                           ALL-COMM MEDIA CORPORATION
             (Exact name of registrant as specified in its charter)

           Nevada                                        88-0085608
---------------------------------        -------------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

400 Corporate Pointe, Suite 780
Culver City, California                                    90230
----------------------------------        ------------------------------------
(Address of principal executive                          (Zip Code)
offices)

------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

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

                              Yes [X]       No [ ]


As of November 12, 1996, there were 5,105,407 shares of the Registrant's common stock outstanding.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               SEPTEMBER 30, 1996


PART I - FINANCIAL INFORMATION                                                                Page
                                                                                              ----

      Item 1     Interim Condensed Consolidated Financial Statements
                 (unaudited)

                 Condensed Consolidated Balance Sheets -
                 September 30, 1996 and June 30, 1996                                           3

                 Condensed Consolidated Statements of Operations -
                 Three months ended September 30, 1996 and 1995                                 4

                 Condensed Consolidated Statements of Cash Flows -
                 Three months ended September 30, 1996 and 1995                                 5

                 Notes to Interim Condensed Consolidated Financial
                 Statements                                                                    6-8

      Item 2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                           8-11


PART II - OTHER INFORMATION

      Item 4     Submission of Matters to a Vote of Security Holders                            12

      Item 6     Exhibits and Reports of Form 8-K

                 (a)  Exhibits                                                                  13

                 (b)  Reports on Form 8-K                                                       14

      Signatures                                                                                15

      Exhibit 10.3 Amendment No. 1 to the Registration Rights Agreement dated as of October 9, 1996

      Exhibit 10.9  Form of letter dated September 10, 1996 rescinding
                    Private Placement Agreement dated June 7, 1996

      Exhibit 11.1  Statements Regarding Computation of Net Loss Per Share

      Exhibit 27.1  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                         September 30,           June 30,
                                                                             1996                  1996
                                                                             ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                              $  1,180,129          $  1,393,044
  Accounts receivable, net of allowance for doubtful accounts of
    $6,000 at September 30 and $34,906 at June 30                           1,864,425             2,681,748
  Land held for sale at cost                                                                        921,465
  Other current assets                                                        560,968               107,658
                                                                         ------------          ------------
    Total current assets                                                    3,605,522             5,103,915
Property and equipment at cost, net                                           494,031               299,045
Intangible assets at cost, net                                              7,755,414             7,851,060
Other assets                                                                   35,846                47,046
                                                                         ------------          ------------
    Total assets                                                         $ 11,890,813          $ 13,301,066
                                                                         ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                                  $    102,224          $    500,000
  Trade accounts payable                                                      317,228               470,706
  Accrued salaries and wages                                                  420,773               706,039
  Other accrued expenses                                                      485,404               758,112
  Income taxes payable                                                                               10,000
  Long-term obligations to related party, current portion                     700,000               583,333
  Related party payable                                                                             425,000
                                                                         ------------          ------------
    Total current liabilities                                               2,025,629             3,453,190
Long-term obligations to related party less current portion                 1,341,667             1,516,667
Other liabilities                                                             111,105                80,315
                                                                         ------------          ------------
  Total liabilities                                                         3,478,401             5,050,172
                                                                         ------------          ------------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.01 par value; 50,000 shares authorized consisting of:  6,200 shares of Series B Convertible Preferred Stock issued and outstanding;  2,000 shares of Series C Convertible
    Preferred Stock issued and outstanding                                         82                    82
  Common stock - authorized 6,250,000 shares of $.01 par value at June 30, 1996, increased in August 1996 to 36,250,000;
    3,303,207 and 3,198,534 shares issued, respectively                        33,032                31,985
  Additional paid-in capital                                               14,900,758            14,462,306
  Accumulated deficit                                                      (6,385,991)           (6,108,010)
  Less 11,800 shares of common stock in treasury, at cost                    (135,469)             (135,469)
                                                                         ------------          ------------
    Total stockholders' equity                                              8,412,412             8,250,894
                                                                         ------------          ------------
    Total liabilities and stockholders' equity                           $ 11,890,813          $ 13,301,066
                                                                         ============          ============

See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)


                                                                1996                  1995
                                                             ----------            ----------
         Revenues                                            $3,932,030            $3,926,438
                                                             ----------            ----------
         Operating costs and expenses:
            Salaries and benefits                             3,303,499             3,161,669
            Direct costs                                        145,230               129,713
            Selling, general and administrative                 544,636               386,575
            Professional fees                                   168,187               145,428
            Amortization of intangible assets                    95,646                90,226
                                                             ----------            ----------
                Total operating costs and expenses            4,257,198             3,913,611
                                                             ----------            ----------
                Income (loss) from operations                  (325,168)               12,827
                                                             ----------            ----------

         Other income (expense):
            Gain from sale of land                               90,021
            Interest income                                       9,561                 3,244
            Interest expense                                    (48,417)              (98,802)
                                                             ----------            ----------
                Total                                            51,165               (95,558)
                                                             ----------            ----------
            Loss before income taxes                           (274,003)              (82,731)
            Provision for income taxes                           (3,978)              (53,295)
                                                             ----------            ----------
                Net loss                                     $ (277,981)           $ (136,026)
                                                             ==========            ==========
                Net loss attributable to common
                  stockholders                               $ (344,481)           $ (136,026)
                                                             ==========            ==========
         Net loss per common share                              $(.11)                $(.05)
                                                                =====                  =====
         Weighted average common and common
            equivalent shares outstanding                     3,214,884             3,016,028
                                                             ==========            ==========



See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (unaudited)

                                                                                1996             1995
                                                                            -----------      -----------
Operating activities:
   Net loss                                                                  $ (277,981)      $ (136,026)
   Adjustments to reconcile loss to net cash provided by (used in)
      operating activities:
       Gain from sale of land                                                   (90,021)
       Depreciation                                                              38,086           44,863
       Amortization                                                              95,646           90,226
       Warrant issuances to consultants                                          76,000
   Changes in assets and liabilities:
       Accounts receivable                                                      817,323          208,627
       Other current assets                                                    (128,310)          (9,326)
       Other assets                                                              (6,500)          (4,087)
       Trade accounts payable                                                  (153,478)         (28,106)
       Accrued expenses and other current liabilities                          (749,942)         (64,249)
       Income taxes payable                                                     (10,000)         (19,838)
                                                                             ----------       ----------
   Net cash provided by (used in) operating activities                         (389,177)          82,084
                                                                             -----------      ----------

Investing activities:
   Net proceeds from sale of land                                               860,443
   Proceeds from issuances of warrants                                            5,000
   Purchase of property and equipment                                          (233,072)         (13,696)
   Payments relating to acquisition of Alliance and SD&A                                         (40,806)
                                                                             ----------       ----------
       Net cash provided by (used in) investing activities                      632,371          (54,502)
                                                                             ----------       ----------

Financing activities:
   Repayments of bank loans                                                    (397,776)         (19,588)
   Repayments of notes payable other                                                             (18,000)
   Repayment of acquisition debt                                                (58,333)        (375,000)
                                                                             ----------       ----------
   Net cash used in financing activities                                       (456,109)        (412,588)
                                                                             -----------      ----------
Net decrease in cash and cash equivalents                                      (212,915)        (385,006)
   Cash and cash equivalents at beginning of period                           1,393,044        1,217,772
                                                                             ----------       ----------
   Cash and cash equivalents at end of period                                $1,180,129       $  832,766
                                                                             ==========       ==========

Supplemental schedule of non cash investing and financing activities:

In October 1995, in accordance with the acquisition agreement between Alliance Media Corporation and the former owner of SD&A the purchase price was increased by $92,702.

In September 1996, the Company issued 96,748 shares of common stock, valued at $425,000, as an earn out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1996.

In September 1996, the Company incurred approximately $325,000 in accrued professional fees related to acquisitions and registration statement preparation which were deferred as of September 30, 1996.

Accrued and unpaid dividends on shares of Convertible Preferred Stock during the three months ended September 30, 1996 totaled $66,500 which are payable in common stock.

During the three months ended September 30, 1996, the Company issued warrants to consultants valued at $81,000 for $5,000 in cash.

See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  BASIS OF PRESENTATION

      The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of All-Comm Media Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. Certain reclassifications have been made in the fiscal 1996 interim financial statements to conform with the fiscal 1997 presentation. Certain amounts have been reclassified to conform with industry standards.


2.  NET LOSS PER COMMON SHARE

      Net loss per common share is computed based upon the weighted average number of shares outstanding during the periods presented and common stock equivalents unless antidilutive. Primary and fully diluted loss per share are the same in the periods presented.


3.  ACQUISITION OF ALLIANCE MEDIA CORPORATION AND STEPHEN DUNN & ASSOCIATES,
    INC.

      On April 25, 1995, the Company acquired all of the outstanding common shares of Alliance Media Corporation ("Alliance") which simultaneously acquired Stephen Dunn & Associates, Inc. ("SD&A").

      These acquisitions were accounted for using the purchase method. The operating results of these acquisitions are included in the results of operations from the date of acquisition.


4.  LONG-TERM OBLIGATIONS TO RELATED PARTY

      In connection with the acquisition of SD&A on April 25, 1995, Alliance issued promissory notes totaling $4,500,000 to SD&A's current president and former sole shareholder. The notes bore interest at the prime rate, not to exceed 10% or drop below 8%, payable monthly. Principal payments were due quarterly, and originally $1,500,000 was due in quarterly installments during fiscal 1996. During 1996, principal payments of $2,400,000 were made and the long-term obligations were restructured such that the remaining obligations of $2,100,000 are now payable at $58,333 per month, plus interest at 8%, starting September 19, 1996.

5.  INCOME TAXES
      In the three month periods ended September 30, 1996 and 1995, the income tax provision totaled $4,000 and $53,000 on losses from operations of $274,000 and $83,000, respectively. The provisions resulted from state and local income taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the corporate level.


6.  GAIN FROM SALE OF LAND

      The Company, through its wholly-owned subsidiary, All-Comm Holdings, Inc., owned approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $921,465 as of June 30, 1996. During fiscal 1996, a bond measure was passed by Clark County, Nevada authorities, resulting in a special assessment to fund improvements which would benefit the land. The principal balance assessed to the Company totaled $154,814 plus interest at 6.4% and was payable in semi-annual installments over twenty years. The principal was capitalized by the Company in fiscal 1996. On August 16, 1996, the land was sold to, and liability assumed by, an unaffiliated third party, by auction, for $952,000 in cash, resulting in a net gain after commissions and other selling costs of approximately $90,000.


7.  STOCK OPTIONS

      On September 26, 1996, the Board of Directors approved the increase in the number of shares available under the 1991 Stock Option Plan by 600,000 shares, to 1,450,000, and granted options exercisable for 300,000 shares of common stock, par value $.01 per share (the "Common Stock") to each of the Company's Chief Executive Officer and Chief Operating Officer. Options exercisable for the first 150,000 shares were granted to each such officer at an exercise price of $2.50 per share (the fair market value of the stock as of the effective date of the grant), and the remaining 150,000 each were granted at an exercise price of $3.00 per share. The options vest and are exercisable immediately and expire on July 1, 2001.


8.  SUBSEQUENT EVENTS

      Effective as of October 1, 1996, the Company acquired Metro Services Group, Inc. ("Metro") pursuant to a merger agreement. In exchange for all of the then outstanding shares of Metro, the Company issued 1,814,000 shares of its Common Stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes shall be due and payable, together with interest thereon at the rate of 6% per annum, on June 30, 1998, subject to earlier repayment, at the option of the holder, upon completion by the Company of a public offering of its equity securities. The Notes are convertible on or before maturity, at the option of the holder, into shares of Common Stock at an exchange rate of $5.38 per share. Metro develops and markets information-based services, used primarily in direct marketing by a variety of commercial and not-for-profit organizations, principally in the United States.

      On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement relates to an offering of 1,500,000 shares of Common Stock, of which 1,400,000 shares are being offered by the Company and 100,000 are being offered by certain stockholders of the Company. It also relates to the sale of 1,344,468 shares of Common Stock by certain selling stockholders, none of whom are members of, or affiliated with, the Board or management, of which 94,468 shares are currently owned and 1,250,000 shares are issuable upon conversion of shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share. Such 1,250,000 shares will be subject to "lock up" provisions that prohibit resale of such shares for a period of nine months from the Company's offering.

      In connection with the offering, the Company will incur a non-recurring non-cash charge estimated to be $0.5 million in the fiscal quarter in which the offering is consummated, as a result of the issuance by the Company of warrants exercisable for an aggregate of up to 1,191,985 shares of Common Stock to certain stockholders of the Company as consideration for the agreement of such stockholders to certain lock-up arrangements.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three month period ended September 30, 1996. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. As more fully described in Note 3 to the consolidated financial statements included in such Form 10-K, on April 25, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. ("SD&A").

      The Company operates as a direct marketing services provider with its initial concentration in a telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other cultural organizations.

      As more fully described in Note 8 to the condensed consolidated financial statements included in this Form 10-QSB, in October 1996 the Company purchased 100% of the stock of Metro Services Group, Inc. ("Metro"). This acquisition will be reflected in the consolidated financial statements using the purchase method of accounting starting in October 1996. Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and not-for-profit organizations.


Results of Operations for the Three Months Ended September 30, 1996, Compared to the Three Months Ended September 30, 1995

      Revenues of $3,932,000 in the three months ended September 30, 1996
(the "current period") increased by $6,000 over revenues of $3,926,000 in the three months ended September 30, 1995 (the "prior period"). Revenues from on-site telemarketing and telefundraising campaigns totaled $3,417,000 and $3,421,000, respectively, or 86.9% and 87.1% of revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $516,000 and $505,000, respectively, or 13.1% and 12.9% of revenues, respectively, in the current and prior periods.

         Salaries and benefits of $3,303,000 in the current period increased by $142,000 over the prior period total of $3,161,000. Salaries and benefits also increased as a percent of revenues from 80.5% in the prior period to 84.0% in the current period. Telemarketing sales labor expense increased by $152,000 in the current period. This increase was largely due to the commencement of on-site campaigns for new clients in the current period (which generally require higher labor expenses in their early years). Off-site and administrative salaries at SD&A increased by $58,000, the majority of which, $32,000, was attributable to hiring of new telemarketing sales representatives to staff the newly relocated and expanded Berkeley calling center, and the balance of which included the hiring of a human resources director. These increases were partially offset by a $68,000 reduction in parent company administrative salaries in the current period as compared to the prior period.

         Direct costs of $145,000 in the current period increased by $15,000 over direct costs of $130,000 in the prior period, primarily attributable to higher telephone costs incurred for off-site campaigns.

         Selling, general and administrative expenses of $545,000 in the current period increased by $158,000, or 41%, over comparable expenses of $387,000 in the prior period. Of the increase, $101,000 was attributable to SD&A and $57,000 to corporate administration. At SD&A, travel expense increased by $47,000 in the current period principally as a result of bringing campaign managers to Los Angeles for training on SD&A's new on-site software. Of the SD&A increase, $11,000 was a one-time moving and additional rent expense due to relocating the off-site calling center in August 1996 and the remaining increase of $43,000 resulted principally from an increase in printing, promotion and advertising expenses. At the parent company level, public relations expenses increased by $41,000 due to the hiring of a new firm in the current period. Parent company travel expenses increased by $12,000 due to increased acquisition and financing efforts. Directors fees of $9,000 were incurred for a September 1996 meeting; no such meeting was held in the prior period. Net decreases of $5,000 resulted from reductions in director and officer insurance premiums and other miscellaneous items.

         Professional fees of $168,000 in the current period, associated with various valuation studies and analysis relating to financial matters, increased by $23,000 over professional fees of $145,000 in the prior period. The current period included a non-recurring charge of approximately $76,000 in consulting fees attributable to the value of warrants acquired by former consultants during the period. The prior period included accounting and legal fees incurred for finalization of issues related to prior operations of the Company.

         Amortization of intangible assets of $96,000 in the current period increased by $6,000 over amortization of $90,000 in the prior period. Amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisitions on April 25, 1995 increased in the current period due to an increase in goodwill of $850,000 as of June 30, 1996 for payments made to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year then ended.

         The Company recorded a net gain of $90,000 from the sale of the its undeveloped parcel of land in Laughlin, Nevada in August 1996, which gain was recorded net of commissions and related selling expenses.

         Interest expense of $48,000 in the current period decreased by $51,000 compared to $99,000 in the prior period due to principal payments on the SD&A seller debt and reductions in the interest rate.

         The provision for income taxes of $4,000 in the current period decreased by $49,000 compared to $53,000 in the prior period. Despite consolidated losses from continuing operations, the provision resulted from state and local taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the parent company level. As a result of the foregoing factors, the Company's net loss increased from $136,000 ($0.05 per share) in the prior period to $278,000 ($0.11 per share) in the current period.

Capital Resources and Liquidity

      At September 30, 1996 and June 30, 1996, on a consolidated basis the Company had cash and cash equivalents of $1,180,000 and $1,393,000, respectively, and accounts receivable net of allowances of $1,864,000 and $2,682,000, respectively.

      The Company generated losses from operations of $278,000 in the current period and used net cash in operating activities of $389,000. Due to seasonal decreases in revenues and certain related expenses between the fourth and first fiscal quarters, at September 30, 1996, accounts receivable relating to the SD&A operation decreased $817,000 and trade accounts payable and accrued liabilities decreased $903,000 compared to levels at June 30, 1996.

      In part due to certain seasonal marketing patterns and subscriptions, revenues are expected to decrease during the second and third fiscal quarters. Starting in October 1996, the Company will recognize revenues of Metro. The fourth calendar quarter, which is the Company's second fiscal quarter, has historically been Metro's strongest. The Company cannot predict the degree to which, on a consolidated basis, these trends will continue.

      In the current period, net cash of $632,000 was provided from investing activities. The Company received proceeds of $860,000 from the sale of its land in Laughlin, Nevada, which was net of commissions and related selling expenses. Purchases of property and equipment of $233,000 resulted primarily from the Company's relocation and expansion of its Berkeley calling center in August 1996.

      In the current period financing activities used $456,000. The Company has a $500,000 line of credit with a bank which was fully drawn as of June 30, 1996. During the current period the Company repaid $398,000 on the line. The Company is exploring the possible increase or replacement of such line of credit with a larger credit facility. No assurance can be given that the Company will be able to obtain such a replacement credit facility, or that any such replacement credit facility will be larger than the existing facility.

      In connection with the Metro acquisition, which was affected as of October 1, 1996, the Company issued promissory notes to the former shareholders of Metro in an aggregate principal amount of $1.0 million. Such notes bear interest at 6% per annum, are scheduled to mature June 30, 1998 and are convertible at the option of the holders thereof into 185,874 shares of Common Stock.

      Amortization expense will increase starting in October 1996 with the inclusion of Metro operating results and recognition of goodwill arising from
that acquisition.    Additional contingent payments in connection with the
acquisition of SD&A, based on the achievement of certain defined earnings levels, may be due at the end of fiscal 1997 and 1998, which will continue to increase amortization expense in subsequent years.

      On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement relates to an offering of 1,500,000 shares of Common Stock, of which 1,400,000 shares are being offered by the Company and 100,000 are being offered by certain stockholders of the Company (the "Offering"). It also relates to the sale of 1,344,468 shares of Common Stock by certain selling stockholders of which 94,468 shares are currently owned and 1,250,000 shares are issuable upon conversion of shares of the Company's

Series B Convertible Preferred Stock, par value $.01 per share. Such 1,250,000 shares will be subject to "lock up" provisions that prohibit resale of such shares for a period of nine months from the Company's offering.

      In connection with the offering, the Company will incur a non-recurring non-cash charge estimated to be $0.5 million in the fiscal quarter in which the offering is consummated, as a result of the issuance by the Company of warrants exercisable for an aggregate of up to 1,191,985 shares of Common Stock to certain stockholders of the Company as consideration for the agreement of such stockholders to certain lock-up arrangements. There can be no assurance as to when or whether the offering will be consummated or the terms thereof.

      The Company believes that the net proceeds of the Offering, if consummated, together with the funds available from operations, including the operations of Metro and from the August 1996 sale of the Laughlin, Nevada land, should be adequate to finance its operations and enable the Company to meet interest and debt obligations through its fiscal year ending June 30, 1998. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. There can be no assurance, however, that such capital, if required, will be available on terms acceptable to the Company, if at all.

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On August 14, 1996 the Company held a Special Meeting of Shareholders to vote on management's proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of Common Stock of the Company from 6,250,000 shares to 36,250,000 shares. The shares voted were as follows:

                    For                               2,276,607
                    Against                              99,424
                    Abstentions                           2,419
                    Broker non-votes                     None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

  Exhibit                                                          Exhibit
   Number                       Item                           (See Notes) (*)
-----------                     ----                           ---------------

    2.1     Agreement and Plan of Merger dated as of October       B (2.1)
            1, 1996 between All-Comm Media Corporation, Metro
            Services Group, Inc., Metro Merger Corp. and the
            Shareholders named therein

    3.1     Certificate of Designation for Series C                A (3.7)
            Convertible Preferred Stock

   10.1     Form of promissory note of All-Comm Media              B (2.1)
            Corporation issued to former shareholders of Metro Services Group, Inc. (included in
            Exhibit 2.1)

   10.2     Form of Registration Rights Agreement dated as of      B (2.1)
            October ___, 1996 between All-Comm Media
            Corporation and the Shareholders named
            therein (included in Exhibit 2.1)

   10.3     Amendment No. 1 to the Registration Rights             C
            Agreement dated as of October 9, 1996

   10.4     Form of Employment Agreement between Metro             B (2.1)
            Services Group, Inc. and Mr. J. Jeremy Barbera
            (included in Exhibit 2.1)

   10.5     Form of Employment Agreement between Metro             B (2.1)
            Services Group, Inc. and Mr. Robert M. Budlow
            (included in Exhibit 2.1)

   10.6     Form of Employment Agreement between Metro             B (2.1)
            Services Group, Inc. and Ms. Janet Sautkulis
            (included in Exhibit 2.1)

   10.7     Form of Series C Convertible Preferred Stock           A (10.26)
            Private Placement Purchase Agreement

   10.8     Form of Warrant Certificate Issued to holders of       A (10.26)
            Series C Convertible Preferred Stock (included in Exhibit 10.7)

   10.9     Form of letter dated September 10, 1996 rescinding     C
            Private Placement Agreement dated June 7, 1996

   11.1     Statement Regarding Computation of Net Income Per      C
            Share

   27.1     Financial Data Schedule                                C


Notes relating to Exhibits

A Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on October 17, 1996.
B Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996.
C   Filed herewith.

* Numbers in parentheses next to any of the above letters A and B refer to the exhibit numbers within each document from which the Exhibit is incorporated by reference herein.

b)    Reports on Form 8-K

            1. On or about August 16, 1996, the Company filed a Current Report on Form 8-K regarding the sale of its undeveloped land in Laughlin, Nevada, for $952,000.

            2. On or about October 11, 1996, the Company filed a Current Report on Form 8-K regarding the acquisition of Metro Services Group, Inc. ("Metro") for 1,814,000 shares of the Company's common stock, par value $.01 per share, valued at $7,256,000, and promissory notes having an aggregate face value of $1,000,000. Audited financial statements of Metro were incorporated by reference to the Company's Form SB-2 Registration Statement filed on October 17, 1996 and included: balance sheets as at December 31, 1995 and June 30, 1996 (unaudited); statements of operations for the years ended December 31, 1995 and 1994 and the (unaudited) six months ended June 30, 1996 and 1995; statements of shareholders' equity deficit or the years ended December 31, 1995 and 1994 and the (unaudited) six months ended June 30, 1996;
                 statements of cash flows for the years ended December 31, 1995 and 1994 and the (unaudited) six months ended June 30, 1996 and 1995; and the related notes thereto.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ALL-COMM MEDIA CORPORATION
                                          (Registrant)


                                          By /s/ Barry Peters
                                             --------------------------------
                                          Barry Peters
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          Date: November 13, 1996