Form 10QSB/A
period 1996-09-30
ALL-COMM MEDIA CORP
filed 1997-01-24
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from ___________________to______________________

                         Commission file number 0-16730

                           ALL-COMM MEDIA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                     88-0085608
-----------------------------------        -------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

400 Corporate Pointe, Suite 780
Culver City, California                                  90230
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number, including area code:              (310) 342-2800
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

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               SEPTEMBER 30, 1996


PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----
      Item 1   Interim Condensed Consolidated Financial Statements
               (unaudited)
               Condensed Consolidated Balance Sheets -
               September 30, 1996 and June 30, 1996                         3
               Condensed Consolidated Statements of Operations -
               Three months ended September 30, 1996 and 1995               4
               Condensed Consolidated Statements of Cash Flows -
               Three months ended September 30, 1996 and 1995               5
               Notes to Interim Condensed Consolidated Financial
               Statements                                                  6-9
      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        9-12

PART II - OTHER INFORMATION
      Item 4   Submission of Matters to a Vote of Security Holders         13
      Item 6   Exhibits and Reports of Form 8-K
               (a)  Exhibits                                               14
               (b)  Reports on Form 8-K                                    15
      Signatures                                                           16

      Exhibit 11.1  Statements Regarding Computation of Net Loss Per Share
      Exhibit 27.1  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION
    ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                            September 30, 1996   June 30, 1996
ASSETS                                          (as restated)    (as restated)
------                                          ------------     ------------
Current assets:
  Cash and cash equivalents                     $  1,180,129     $  1,393,044
  Accounts receivable, net of
     allowance for doubtful accounts
     of $6,000 at September 30
     and $34,906 at June 30                        1,864,425        2,681,748
  Land held for sale at cost                                          921,465
  Other current assets                               560,968          107,658
                                                ------------     ------------
    Total current assets                           3,605,522        5,103,915
Property and equipment at cost, net                  494,031          299,045
Intangible assets at cost, net                     7,755,414        7,851,060
Other assets                                          35,846           47,046
                                                ------------     ------------
    Total assets                                $ 11,890,813     $ 13,301,066
                                                ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                         $    102,224     $    500,000
  Trade accounts payable                             317,228          470,706
  Accrued salaries and wages                         420,773          706,039
  Other accrued expenses                             485,404          758,112
  Income taxes payable                                                 10,000
  Long-term obligations to
    related party, current portion                   700,000          583,333
  Related party payable                                               425,000
                                                ------------     ------------
    Total current liabilities                      2,025,629        3,453,190
Long-term obligations to related
    party less current portion                     1,341,667        1,516,667
Other liabilities                                    111,105           80,315
                                                ------------     ------------
  Total liabilities                                3,478,401        5,050,172
                                                ------------     ------------
Commitments and contingencies:
Redeemable convertible preferred stock,
  $.01 par value; consisting of 6,200 shares
  of Series B Convertible Preferred Stock
  issued and outstanding; 2,000 shares of
  Series C Convertible Preferred
  Stock issued and outstanding                     1,667,434        1,306,358
                                                ------------     ------------
Stockholders' equity:
  Convertible preferred stock, $.01
    par value; 50,000 shares authorized,
    8,200 redeemable shares outstanding                 --               --
  Common stock - authorized 6,250,000
    shares of $.01 par value at June 30,
    1996, increased in August 1996 to
    36,250,000; 3,303,207 and 3,198,534
    shares issued, respectively                       33,032           31,985
  Additional paid-in capital                      14,967,396       13,173,520
  Accumulated deficit                             (8,119,981)      (6,125,500)
  Less 11,800 shares of common stock
    in treasury, at cost                            (135,469)        (135,469)
                                                ------------     ------------
    Total stockholders' equity                     6,744,978        6,944,536
                                                ------------     ------------
    Total liabilities and stockholders'
        equity                                  $ 11,890,813     $ 13,301,066
                                                ============     ============


See Notes to Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)


                                                      1996              1995
                                                   -----------      -----------
                                                   (as restated)
Revenues                                           $ 3,932,030      $ 3,926,438
                                                   -----------      -----------
Operating costs and expenses:
  Salaries and benefits                              4,953,499        3,161,669
  Direct costs                                         145,230          129,713
  Selling, general and administrative                  544,636          386,575
  Professional fees                                    168,187          145,428
  Amortization of intangible assets                     95,646           90,226
                                                   -----------      -----------
      Total operating costs and expenses             5,907,198        3,913,611
                                                   -----------      -----------
      Income (loss) from operations                 (1,975,168)          12,827
                                                   -----------      -----------

Other income (expense):
  Gain from sale of land                                90,021
  Interest income                                        9,561            3,244
  Interest expense                                    (114,917)         (98,802)
                                                   -----------      -----------
      Total                                            (15,335)         (95,558)
                                                   -----------      -----------
  Loss before income taxes                          (1,990,503)         (82,731)
  Provision for income taxes                            (3,978)         (53,295)
                                                   -----------      -----------
      Net loss                                     $(1,994,481)     $  (136,026)
                                                   ===========      ===========



Net loss per common share                          $      (.62)     $      (.05)
                                                   ===========      ===========

Weighted average common and common
  equivalent shares outstanding                      3,214,884        3,016,028
                                                   ===========      ===========



See Notes to Condensed Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (unaudited)

                                                        1996           1995
                                                    -----------     -----------
Operating activities:                              (as restated)
   Net loss                                         $(1,994,481)    $  (136,026)
   Adjustments to reconcile loss to net cash
    provided by (used in) operating activities:
      Gain from sale of land                            (90,021)
      Depreciation                                       38,086          44,863
      Amortization                                       95,646          90,226
      Option issuances to two principal
        executive officers                            1,650,000
      Warrant issuances to consultants                   76,000
      Accrued interest on redeemable
        convertible preferred stock                      66,500
   Changes in assets and liabilities:
      Accounts receivable                               817,323         208,627
      Other current assets                             (128,310)         (9,326)
      Other assets                                       (6,500)         (4,087)
      Trade accounts payable                           (153,478)        (28,106)
      Accrued expenses and other
        current liabilities                            (749,942)        (64,249)
      Income taxes payable                              (10,000)        (19,838)
                                                    -----------     -----------
   Net cash provided by (used in)
      operating activities                             (389,177)         82,084
                                                    -----------     -----------
Investing activities:
   Net proceeds from sale of land                       860,443
   Proceeds from issuances of warrants                    5,000
   Purchase of property and equipment                  (233,072)        (13,696)
   Payments relating to acquisition of
      Alliance and SD&A                                                 (40,806)
                                                    -----------     -----------
      Net cash provided by (used in)
         investing activities                           632,371         (54,502)
                                                    -----------     -----------
Financing activities:
   Repayments of bank loans                            (397,776)        (19,588)
   Repayments of notes payable other                                    (18,000)
   Repayment of acquisition debt                        (58,333)       (375,000)
                                                    -----------     -----------
   Net cash used in financing activities               (456,109)       (412,588)
                                                    -----------     -----------
Net decrease in cash and cash equivalents              (212,915)       (385,006)
   Cash and cash equivalents at beginning
       of period                                      1,393,044       1,217,772
                                                    -----------     -----------
   Cash and cash equivalents at end of period       $ 1,180,129     $   832,766
                                                    ===========     ===========

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

Accrued and unpaid interest on shares of Redeemable Convertible Preferred Stock during the three months ended September 30, 1996 totaled $66,500 which are payable in common stock.


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

5.  INCOME TAXES

      In the three month periods ended September 30, 1996 and 1995, the income tax provision totaled $4,000 and $53,000 on losses from operations of $1,991,000 and $83,000, respectively. The provisions resulted from state and local income taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the corporate level.


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


7.  STOCK OPTIONS

        On September 26, 1996, the Board of Directors approved the increase in the number of shares available under the 1991 Stock Option Plan by 600,000 shares, to 1,450,000, and granted options exercisable for 300,000 shares of common stock, par value $.01 per share (the "Common Stock") to each of the Company's Chief Executive Officer and Chief Operating Officer. Options exercisable for the first 150,000 shares were granted to each such officer at an exercise price of $2.50 per share (the fair market value of the stock as of the effective date of the grant), and the remaining 150,000 each were granted at an exercise price of $3.00 per share. The options vest and are exercisable immediately and expire on July 1, 2001. In connection with the grant of these options, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense. (See Note 9).


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

        On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement relates to an underwritten public offering (the "Underwritten Offering") of 2,100,000 shares of Common Stock, of which 1,750,000 shares are being offered by the Company and 350,000 are being offered by certain stockholders of the Company. It also relates to the sale of 1,381,056 shares (the "Delayed Shares") of Common Stock by certain selling stockholders on a delayed basis pursuant to Rule 415 of the Securities Act of 1933, as amended, none of whom are members of, or affiliated with, the Board or management. Of such Delayed Shares, 1,291,588 shares will be subject to "lock up" provisions that prohibit resale of such shares for a period of nine months from the date of consummation of the Underwritten Offering.

        In connection with the Company's filing on Form SB-2, the Convertible Preferred Stock in the accompanying financial statements has been reclassified in accordance with the Securities and Exchange Commission's requirements. Accordingly, the Redeemable Convertible Preferred Stock is no longer presented as part of stockholders' equity and its initial carrying value is being increased to its redemption value by periodic accretions against paid in capital. (See Note 9).

        The Company and certain of its securityholders have agreed, on December 23, 1996, to effect a recapitalization of the Company's capital stock, whereby:
(i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), will be converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), will be repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes will bear interest at a rate of 8% per annum and will be repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes will mature June 7, 1998; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock will be converted into 88,840 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, will be exchanged for 600,000 shares of Common Stock; (v) agreements with certain of the Company's securityholders to issue, upon consummation of the Underwritten Offering, warrants exercisable for 1,038,503 shares of Common Stock in consideration for such securityholders' agreement to certain lock-up arrangements will be rescinded at no cost to the Company; and (vi) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock will be cancelled at no cost to the Company. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, estimated to be $8.5 million. This dividend will not impact net income
(loss), but will impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

        In connection with the Underwritten Offering, the Company will incur a non-recurring non-cash charge estimated to be $75,000 in the fiscal quarter in which the Underwritten Offering is consummated, as a result of the issuance by the Company of warrants exercisable for an aggregate of up to 160,414 shares of Common Stock to certain stockholders of the Company as consideration for the agreement of such stockholders to certain lock-up arrangements.


9.   RESTATEMENTS FOR CORRECTIONS OF ERRORS

      The accompanying financial statements for the three months ended September 30, 1996 have been restated for corrections of two errors.

      As originally filed, the financial statements for the three months ended September 30, 1996 did not include compensation expense for the stock options granted to officers (as discussed in Note 7), as the Company intended the options to be granted in May 1996 when the market price of the stock was $2.50.

The net loss attributable to common stockholders was originally reported at $344,481 and related net loss per share was $(0.11).

      Subsequently, the Company has determined that the grant of these options was not effective until ratification by the Board on September 26, 1996, when the market price was $5.50. Accordingly, the Company has amended the financial statements for the three months ended September 30, 1996 to record a non-recurring, non-cash charge of $1,650,000 for compensation expense in connection with the grant of these options, which has increased the net loss to $1,994,481 and net loss per share to $(0.62).

      Additionally, as originally filed, the Company reported its Convertible Preferred Stock as equity. The Preferred Stock contains two provisions for mandatory redemption, which the Company had considered remote and not within the control of the holders. Subsequently, in accordance with the Securities and Exchange Commission requirements, these securities were reclassified as mezzanine financing and the accompanying financial statements have been restated accordingly. In conjunction with this, previously recorded dividends of $66,500 have been reclassified as interest and the net loss of $277,981 increased to $344,481. These was no impact on earnings per share, as the dividends had previously increased the net loss attributable to common stockholders to $344,481.


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

Results of Operations for the Three Months Ended September 30, 1996, Compared to the Three Months Ended September 30, 1995

        Revenues of $3,932,000 in the three months ended September 30, 1996 (the "current period") increased by $6,000 over revenues of $3,926,000 in the three months ended September 30, 1995 (the "prior period"). Revenues from on-site telemarketing and telefundraising campaigns totaled $3,417,000 and $3,421,000, respectively, or 86.9% and 87.1% of revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $516,000 and $505,000, respectively, or 13.1% and 12.9% of revenues, respectively, in the current and prior periods. During the three months ended September 30, 1996 and 1995, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

        Salaries and benefits of $4,953,000 in the current period increased by $1,792,000 over the prior period total of $3,161,000. Salaries and benefits also increased as a percentage of revenues, from 80.5% in the prior period, to 126.0% in the current period. Telemarketing sales labor expense increased by $152,000 in the current period. This increase was largely due to commencement of on-site campaigns for new clients in the current period (which generally require a higher labor expense in the early years). Off-site and administrative salaries at SD&A increased by $58,000, the majority of which, $32,000, was attributable to hiring of new telemarketing sales representatives to staff the newly relocated and expanded Berkeley calling center, and the balance of which included the hiring of a human resources director. These increases were partially offset by a $68,000 reduction in parent company administrative salaries in the current period as compared to the prior period. In addition, in the current period, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two principal executive officers. Such charge was incurred because the exercise price of each such option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

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

        Interest expense of $115,000 in the current period increased by $16,000 compared to $99,000 in the prior period due to amounts payable to the holders of the Series B Preferred Stock and Series C Preferred Stock in the current period, principal payments on the SD&A seller debt and reductions in the interest rate.

        The provision for income taxes of $4,000 in the current period decreased by $49,000 compared to $53,000 in the prior period. Despite consolidated losses from continuing operations, the provision resulted from state and local taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the parent company level. As a result of the foregoing factors, the Company's net loss increased from $136,000 ($0.05 per share) in the prior period to $1,994,481 ($0.62 per share) in the current period.

Capital Resources and Liquidity

      At September 30, 1996 and June 30, 1996, on a consolidated basis the Company had cash and cash equivalents of $1,180,000 and $1,393,000, respectively, and accounts receivable net of allowances of $1,864,000 and $2,682,000, respectively.

      The Company generated losses from operations of $1,994,000 in the current period and used net cash in operating activities of $389,000. These losses in the current period were due primarily to a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two principal executive officers of the Company. Due to seasonal decreases in revenues and certain related expenses between the fourth and first fiscal quarters, at September 30, 1996, accounts receivable relating to the SD&A operation decreased $817,000 and trade accounts payable and accrued liabilities decreased $903,000 compared to levels at June 30, 1996.

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

        On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement relates to an offering of 2,100,000 shares of Common Stock, of which 1,750,000 shares are being offered by the Company and 350,000 are being offered by certain stockholders of the Company (the "Offering"). It also relates to the sale of 1,381,056 shares of Common Stock by certain selling stockholders. 1,291,588 shares will be subject to "lock up" provisions that prohibit resale of such shares for a period of nine months from the Company's offering.

        In connection with the offering, the Company will incur a non-recurring non-cash charge estimated to be $75,000 million in the fiscal quarter in which the offering is consummated, as a result of the issuance by the Company of warrants exercisable for an aggregate of up to 160,414 shares of Common Stock to certain stockholders of the Company as consideration for the agreement of such stockholders to certain lock-up arrangements. There can be no assurance as to when or whether the Offering will be consummated, or the terms thereof.

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
                             Broker non-votes                None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits

 Exhibit                                                         Exhibit
 Number                         Item                         (See Notes) (*)
---------                      -------                      -----------------
  2.1      Agreement and Plan of Merger dated as of                  B (2.1)
           October 1, 1996 between All-Comm Media
           Corporation, Metro Services Group, Inc.,
           Metro Merger Corp. and the Shareholders named
           therein
  3.1      Certificate of Designation for Series C                   A (3.7)
           Convertible Preferred Stock
 10.1      Form of promissory note of All-Comm Media                 B (2.1)
           Corporation issued to former shareholders of
           Metro Services Group, Inc. (included in
           Exhibit 2.1)
 10.2      Form of Registration Rights Agreement dated               B (2.1)
           as of October ___, 1996 between All-Comm
           Media Corporation and the Shareholders named
           therein (included in Exhibit 2.1)
 10.3      Amendment No. 1 to the Registration Rights                C
           Agreement dated as of October 9, 1996
 10.4      Form of Employment Agreement between Metro                B (2.1)
           Services Group, Inc. and Mr. J. Jeremy
           Barbera (included in Exhibit 2.1)
 10.5      Form of Employment Agreement between Metro                B (2.1)
           Services Group, Inc. and Mr. Robert M. Budlow
           (included in Exhibit 2.1)
 10.6      Form of Employment Agreement between Metro                B (2.1)
           Services Group, Inc. and Ms. Janet Sautkulis
           (included in Exhibit 2.1)
 10.7      Form of Series C Convertible Preferred Stock              A (10.26)
           Private Placement Purchase Agreement
 10.8      Form of Warrant Certificate Issued to holders             A (10.26)
           of Series C Convertible Preferred Stock
           (included in Exhibit 10.7)
 10.9      Form of letter dated September 10, 1996                   C
           rescinding Private Placement Agreement dated
           June 7, 1996
 11.1      Statement Regarding Computation of Net Income             D
           Per Share
 27.1      Financial Data Schedule                                   D


Notes relating to Exhibits

A Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on October 17, 1996.

B Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996.

C Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996

D     Filed herewith.

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

                                  ALL-COMM MEDIA CORPORATION
                                  (Registrant)


                                  By /s/ BARRY PETERS
                                     ----------------------------------
                                  Barry Peters
                                  Chairman of the Board and
                                     Chief Executive Officer

                                  Date: January 24, 1997