Form 10QSB
period 1996-12-31
ALL-COMM MEDIA CORP
filed 1997-02-19
CIK 14280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended December 31, 1996
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from __________________ to ____________________

                        Commission file number 0-16730

                                ALL-COMM MEDIA CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                   88-0085608
---------------------------------                            -------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


400 Corporate Pointe, Suite 780
Culver City, California                                              90230
----------------------------------------                      ------------------
(Address of principal executive offices)                           (Zip Code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number, including area code:    (310) 342-2800
                                                       --------------
Securities registered pursuant to Section 12(b) of the Act:      None
                                                                 ----
Securities registered pursuant to Section 12(g) of the Act:

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


As of February 14, 1997, there were 8,274,264 shares of the Registrant's common stock outstanding.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               DECEMBER 31, 1996

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

   Item 1   Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets -
            December 31, 1996 and June 30, 1996                               3

            Condensed Consolidated Statements of Operations -
            Three and Six months ended December 31, 1996 and 1995             4

            Condensed Consolidated Statements of Cash Flows -
            Six months ended December 31, 1996 and 1995                       5

            Notes to Interim Condensed Consolidated Financial
            Statements                                                     6-10

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10-15

PART II - OTHER INFORMATION

   Item 2   Changes in Securities                                            16

   Item 4   Submission of Matters to a Vote of Security Holders              16

   Item 6   Exhibits and Reports of Form 8-K

            (a)  Exhibits                                                 17-18

            (b)  Reports on Form 8-K                                         18

   Signatures                                                                19

   Exhibit 10.7  Loan Agreement and Credit Facility dated
                 December 27, 1996 by and between Stephen
                 Dunn & Associates, Inc. and 1/st/ Business Bank

   Exhibit 11.1  Statements Regarding Computation of Net Loss Per Share

   Exhibit 27.1  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                                                      June 30, 1996
                                                                                 December 31, 1996    (as restated)
                                                                                 ------------------   -------------
ASSETS
------
Current assets:
 Cash and cash equivalents                                                             $   771,949     $ 1,393,044
 Accounts receivable, net of allowance for doubtful accounts of
  $46,000 at December 31 and $34,906 at June 30                                          4,261,321       2,681,748
 Land held for sale at cost                                                                                921,465
 Other current assets                                                                      275,482         107,658
                                                                                       -----------     -----------
  Total current assets                                                                   5,308,752       5,103,915
Property and equipment at cost, net                                                        776,396         299,045
Intangible assets at cost, net                                                          15,780,867       7,851,060
Deferred registration costs                                                              1,122,579
Other assets                                                                               104,598          47,046
                                                                                       -----------     -----------
  Total assets                                                                         $23,093,192     $13,301,066
                                                                                       ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Short-term borrowings                                                                 $   750,000     $   500,000
 Notes payable on repurchase of Series C Preferred Stock                                 1,000,000
 Notes payable to related parties                                                          931,428
 Trade accounts payable                                                                  2,741,444         470,706
 Accrued salaries and wages                                                                566,201         706,039
 Other accrued expenses                                                                    878,230         758,112
 Income taxes payable                                                                       18,880          10,000
 Long-term obligations to related party, current portion                                   700,000         583,333
 Related party payable                                                                                     425,000
                                                                                       -----------     -----------
  Total current liabilities                                                              7,586,183       3,453,190
Long-term obligations to related parties less current portion                            1,209,667       1,516,667
Other liabilities                                                                          228,776          80,315
                                                                                       -----------     -----------
 Total liabilities                                                                       9,024,626       5,050,172
                                                                                       -----------     -----------
Commitments and contingencies:
Redeemable convertible preferred stock, $.01 par value; consisting of 6,200 shares of Series B Convertible Preferred Stock issued and outstanding at
 June 30, none at December 31; 2,000 shares of Series C Convertible
 Preferred Stock issued and outstanding at June 30, none at December 31                                  1,306,358
                                                                                                       -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value; 50,000 shares authorized,
  8,200 redeemable shares outstanding at June 30, none at December 31                            -               -
 Common stock - authorized 6,250,000 shares of $.01 par value at
  June 30, 1996, increased in August 1996 to 36,250,000;
  8,286,064 and 3,198,534 shares issued, respectively                                       82,861          31,985
 Additional paid-in capital                                                             22,986,755      13,173,520
 Accumulated deficit                                                                    (8,865,581)     (6,125,500)
 Less 11,800 shares of common stock in treasury, at cost                                  (135,469)       (135,469)
                                                                                       -----------     -----------
  Total stockholders' equity                                                            14,068,566       6,944,536
                                                                                       -----------     -----------
  Total liabilities and stockholders' equity                                           $23,093,192     $13,301,066
                                                                                       ===========     ===========

See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (unaudited)


                                                 Three Months Ended             Six Months Ended
                                                    December 31,                  December 31,
                                                 1996           1995           1996           1995
                                             -------------   -----------   -------------   -----------
Revenues                                     $  5,913,649    $2,959,398    $  9,845,679    $6,885,836
                                             ------------    ----------    ------------    ----------
Operating costs and expenses:
  Salaries and benefits                         3,523,811     2,744,970       6,827,310     5,930,546
  Non-recurring compensation expense
     on option grants                                                         1,650,000
  Direct costs                                  1,796,590       259,810       1,941,820       389,522
  Selling, general and administrative             822,012       495,178       1,366,648       857,846
  Professional fees                               160,461        71,672         328,648       217,101
  Amortization of intangible assets               208,150        91,076         303,796       181,302
                                             ------------    ----------    ------------    ----------
     Total operating costs and expenses         6,511,024     3,662,706      12,418,222     7,576,317
                                             ------------    ----------    ------------    ----------
     Loss from operations                        (597,375)     (703,308)     (2,572,543)     (690,481)
                                             ------------    ----------    ------------    ----------

Other income (expense):
  Gain from sale of land                                                         90,021
  Interest income                                   4,974         2,770          14,535         6,014
  Interest expense                               (133,247)      (97,190)       (248,164)     (195,992)
                                             ------------    ----------    ------------    ----------
     Total                                       (128,273)      (94,420)       (143,608)     (189,978)
                                             ------------    ----------    ------------    ----------
  Loss before income taxes                       (725,648)     (797,728)     (2,716,151)     (880,459)
  Benefit (provision) for income taxes            (19,961)       27,220         (23,939)      (26,075)
                                             ------------    ----------    ------------    ----------
     Net loss                                $   (745,609)   $ (770,508)   $ (2,740,090)   $ (906,534)
                                             ------------    ----------    ------------    ----------
     Net loss attributable to common
      stockholders*                          $(10,154,049)   $ (770,508)   $(12,566,610)   $ (906,534)
                                             ------------    ----------    ------------    ----------

Net loss per common share                          $(1.87)        $(.25)         $(2.91)        $(.30)
                                             ------------    ----------    ------------    ----------
Weighted average common and common
  equivalent shares outstanding                 5,423,871     3,022,542       4,319,377     3,019,417
                                             ------------    ----------    ------------    ----------


* Includes the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; and (c) periodic non-cash accretions on preferred stock (see Note 8).

See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (unaudited)

                                                                  1996          1995
                                                              ------------   -----------
Operating activities:
  Net cash used in operating activities                       $(1,053,700)   $ (303,054)
                                                              -----------    ----------

Investing activities:
  Net proceeds from sale of land                                  860,443
  Proceeds from issuances of warrants                               5,000
  Purchase of property and equipment                             (340,703)      (34,628)
  Payments relating to acquisition of Alliance and SD&A                         (47,747)
  Acquisition of Metro, net of cash acquired of $349,446          262,346
                                                              -----------    ----------
    Net cash provided by (used in) investing activities           787,086       (82,375)
                                                              -----------    ----------

Financing activities:
  Proceeds from (repayments of) bank loans                        375,000       (39,177)
  Payments on deferred registration costs                        (496,148)
  Proceeds from land option                                                     150,000
  Repayments of notes payable other                                             (36,000)
  Repayment of acquisition debt                                  (233,333)     (650,000)
                                                              -----------    ----------
  Net cash used in financing activities                          (354,481)     (575,177)
                                                              -----------    ----------
Net decrease in cash and cash equivalents                        (621,095)     (960,606)
  Cash and cash equivalents at beginning of period              1,393,044     1,217,772
                                                              -----------    ----------
  Cash and cash equivalents at end of period                  $   771,949    $  257,166
                                                              -----------    ----------

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

In October 1996, the Company issued 1,814,000 shares of its common stock and $1,000,000 face value in debt to acquire 100% of the outstanding stock of Metro Services Group, Inc. The debt was discounted to $920,000.

On December 23, 1996, the Company issued 3,168,857 shares of its common stock and $1,000,000 face value in debt as part of a recapitalization. 6,200 shares of Redeemable Series B Preferred Stock were converted into 2,480,000 common shares; 2,000 shares of Redeemable Series C Preferred Stock were repurchased for $1,000,000; warrants for 3,000,000 shares were exchanged for 600,000 common shares and $145,753 in accrued interest was converted into 88,857 common shares. (See Note 8).

Deferred registration costs of $607,000 remained unpaid at December 31, 1996.


See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  BASIS OF PRESENTATION
-------------------------

   The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of All-Comm Media Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. Certain reclassifications have been made in the fiscal 1996 interim financial statements to conform with the fiscal 1997 presentation. Certain amounts have been reclassified to conform with industry standards.


2.  NET LOSS PER COMMON SHARE
-----------------------------

   Net loss per common share is computed based upon the weighted average number of shares outstanding during the periods presented and common stock equivalents unless antidilutive. The net loss is reduced by dividends to preferred stockholders to determine the net loss attributable to common stockholders. Primary and fully diluted loss per share are the same in the periods presented.

   For the three and six months ended December 31, 1996, preferred dividends included periodic non-cash increases to accrete the carrying value up to the redemption value, as well as non-recurring dividends incurred as part of the recapitalization described in Note 8.


3.  ACQUISITION OF METRO SERVICES GROUP, INC.
--------------------------------------------

   Effective as of October 1, 1996, the Company acquired Metro Services Group, Inc. ("Metro") pursuant to a merger agreement. In exchange for all of the then outstanding shares of Metro, the Company issued 1,814,000 shares of its common stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes, which have a stated interest rate of 6%, were discounted to $920,000 to reflect an estimated effective interest rate of 10%. The Notes shall be due and payable, together with interest thereon, on June 30, 1998, subject to earlier repayment, at the option of the holder, upon completion by the Company of a public offering of its equity securities. The Notes are convertible on or before maturity, at the option of the holder, into shares of common stock at a conversion rate of $5.38 per share. Metro develops and markets information-based services, used primarily in direct marketing by a variety of commercial and tax-exempt organizations, principally in the United States.

   The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment resulted in approximately $7.3 million of costs in excess of net assets acquired, after recording covenants not to compete of

$650,000 and proprietary software of $250,000. Such excess is being amortized over the expected period of benefit of forty years. The covenants and software are amortized over their expected benefit periods of three and five years respectively.

   The operating results of this acquisition are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and increased interest on acquisition debt and the non-cash compensation expense of $1,650,000 recorded on the grant of options in 1996.

                                             Unaudited
                                             ---------
                               For the six months ended December 31,
                                     1996                 1995
                              ------------------   ------------------
   Revenues                         $12,072,688          $11,429,435
   Net loss                         $(2,760,881)         $  (629,426)
   Loss per common share            $      (.53)         $      (.13)

   The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operation of the combined entities.


4.  CREDIT FACILITY
-------------------

   In December 1996, Stephen Dunn & Associates, Inc. ("SD&A"), a wholly-owned subsidiary of the Company, renewed its credit facility with a commercial bank, increasing its line of credit commitment from $500,000 to a maximum of $750,000. Interest on the outstanding principal is payable monthly at the bank's reference rate plus 1/2%. The line must be repaid in full for at least thirty consecutive days during each twelve month period and it matures on September 30, 1997, renewable at the discretion of the bank. The line of credit was fully used at December 31, 1996.

   The credit facility also provides for a term loan totaling $125,000 payable in 35 equal monthly principal installments of $3,473 beginning January 31, 1997. Interest is payable monthly at the bank's reference rate plus 3/4%. The entire loan is outstanding as of December 31, 1996.


5.  INCOME TAXES
----------------

   In the three months ended December 31, 1996 and 1995, the income tax benefit (provision) totaled ($20,000) and $27,000, respectively. In the six month periods ended December 31, 1996 and 1995, the income tax provisions totaled $24,000 and $26,000, respectively. The current period provisions resulted from state and local income taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the corporate level. An income tax benefit at SD&A for each of the three months ended December 31, 1996 and 1995 resulted from reversal of prior quarters income tax provision at SD&A due to current quarter taxable losses. The benefit in 1996 was offset by a provision at Metro.

6.  GAIN FROM SALE OF LAND
--------------------------

   The Company, through its wholly-owned subsidiary, All-Comm Holdings, Inc., owned approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $921,465 as of June 30, 1996. During fiscal 1996, Clark County, Nevada authorities passed a bond measure, resulting in a special assessment to fund improvements which would benefit the land. The principal balance assessed to the Company totaled $154,814 plus interest at 6.4% and was payable in semi-annual installments over twenty years. The principal was capitalized by the Company in fiscal 1996. On August 16, 1996, the land was sold by auction to, and liability assumed by, an unaffiliated third party for $952,000 in cash, resulting in a net gain after commissions and other selling costs of approximately $90,000.


7.  STOCK OPTIONS
-----------------

   On September 26, 1996, the Board of Directors approved the increase in the number of shares available under the 1991 Stock Option Plan by 600,000 shares, to 1,450,000, and granted options exercisable for 300,000 shares of common stock, par value $.01 per share (the "Common Stock") to each of the Company's Chief Executive Officer and Chief Operating Officer. Options exercisable for the first 150,000 shares were granted to each such officer at an exercise price of $2.50 per share and the remaining 150,000 each were granted at an exercise price of $3.00 per share. On December 23, 1996, the $3.00 options were canceled as part of the recapitalization described in Note 8. The remaining options vest and are exercisable immediately and expire on July 1, 2001. Although the Company intended to grant the options in May, 1996, when the market price of the stock was $2.50, at September 26, 1996, the date of Board ratification, the market price was $5.50. Accordingly, the Company recorded a non-recurring, non-cash charge of $1,650,000 to compensation expense for the difference between market price and exercise price of the options for 600,000 shares. No benefit was recognized on cancellation of the options for 300,000 as part of the recapitalization.


8.  RECAPITALIZATION
--------------------

   On December 23, 1996, the Company and certain of its securityholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock;
(ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bear interest at a rate of 8% per annum and are repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes mature June 7, 1998; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were canceled at no cost to the Company. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. These dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

9.  SUBSEQUENT EVENTS
---------------------

   On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to an underwritten public offering (the "Offering") of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company. It also related to the sale of 1,381,056 shares of Common Stock by certain selling stockholders on a delayed basis pursuant to Rule 415 of the Securities Act of 1933, as amended, none of whom are members of, or affiliated with, the Board or management. On February 11, 1997, the Company withdrew the Registration Statement. The Company currently intends to refile the Registration Statement. As such, Offering costs incurred through December 31, 1996, of $1.1 million have been deferred as of December 31, 1996. Additional costs estimated to approximate $265,000 were incurred from January 1, 1997 through the date of the withdrawal. Such costs will be deferred in accordance with the Company's intention to refile the Registration Statement.

   The notes payable to the former shareholders of Metro with an accreted value of $931,000, and the $1,000,000 in notes payable on repurchase of the Series C Preferred Stock are payable in full at maturity in June 1998 or, at the option of the holders, out of the proceeds of an underwritten offering. As the Company intends to pursue an offering, these notes have been classified as current liabilities.


10.  RESTATEMENTS FOR CORRECTIONS OF ERRORS
-------------------------------------------

   The financial statements for the three months ended September 30, 1996 and year ended June 30, 1996 were restated for corrections of two errors.

   As originally filed, the financial statements for the three months ended September 30, 1996 did not include compensation expense for the stock options granted to officers (as discussed in Note 7), as the Company intended the options to be granted in May 1996 when the market price of the stock was $2.50. The net loss attributable to common stockholders for the three months ended September 30, 1996 was originally reported at $344,481 and related net loss per share was $(0.11).

   Subsequently, in accordance with Securities and Exchange Commission requirements it was determined that the grant of these options was not effective until ratification by the Board on September 26, 1996, when the market price was $5.50. Accordingly, the Company amended the financial statements for the three months ended September 30, 1996 to record a non-recurring, non-cash charge of $1,650,000 for compensation expense in connection with the grant of these options, which increased the net loss for the quarter to $1,994,481 and net loss per share to $(0.62).

   Additionally, as originally filed, the Company reported its Convertible Preferred Stock as equity. The Preferred Stock contained two provisions for mandatory redemption, which the Company had considered remote and not within the control of the holders. Subsequently, in accordance with the Securities and Exchange Commission requirements, these securities were reclassified as mezzanine financing and the September 30, 1996 and June 30, 1996 financial statements were restated accordingly. In conjunction with this, previously recorded dividends of $66,500 for the three months ended September 30, 1996 were reclassified as interest and the net loss of $277,981 increased to $344,481. Previously recorded dividends of $17,490 for the year ended June 30, 1996 were reclassified as interest and the net loss of $1,076,833 increased to $1,094,373. These was no impact on earnings per share, as the dividends had previously increased the net loss attributable to common stockholders.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

Introduction
------------

   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three and six month periods ended December 31, 1996. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. As more fully described in Note 3 to the consolidated financial statements included in such Form 10-K, on April 25, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. ("SD&A").

   From April 25, 1995 through September 30, 1996, the Company operated as a direct marketing services provider with its initial concentration in a telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other cultural organizations. As more fully described in Note 3 to the condensed consolidated financial statements included in this Form 10-QSB, effective October 1, 1996 the Company purchased 100% of the stock of Metro Services Group, Inc. ("Metro"). This acquisition is reflected in the consolidated financial statements using the purchase method of accounting starting October 1, 1996. Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and tax-exempt organizations.


Results of Operations for the Three Months Ended December 31, 1996, Compared to
-------------------------------------------------------------------------------
the Three Months Ended December 31, 1995
----------------------------------------

   Revenues of $5,914,000 in the three months ended December 31, 1996 (the "current period") increased by $2,955,000 over revenues of $2,959,000 in the three months ended December 31, 1995 (the "prior period"). $2,736,000 of the increase was attributable to the inclusion of Metro revenues in the current period. Revenues from on-site telemarketing and telefundraising campaigns totaled $2,367,000 and $2,309,000, respectively, or 74% and 78% of telemarketing and telefundraising revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $811,000 and $650,000, respectively, or 26% and 22% of telemarketing and telefundraising revenues, respectively, in the current and prior periods. The increase in off-site revenues resulted from a fifty percent increase in capacity at the Berkeley Calling Center in September, 1996. During the three months ended December 31, 1996 and 1995, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

   Salaries and benefits of $3,524,000 in the current period increased by $779,000 over the prior period total of $2,745,000. Salaries and benefits decreased as a percentage of revenues, from 93% in the prior period, to 60% in the current period. Of the dollar increase, $543,000 was attributable to the inclusion of Metro in the current period. SD&A salaries and benefits increased $219,000 in the current period, largely due to salary increases and commencement of on-site campaigns for new clients in the current period (which generally require a higher labor expense in the early years). Parent company administrative salaries increased by $17,000 in the current period as compared to the prior period, principally due to salary increases offset by staff reductions.

   Direct costs of $1,797,000 in the current period increased by $1,537,000 over direct costs of $260,000 in the prior period. Metro direct costs, principally costs of lists rented on behalf of clients, totaled $1,625,000 in the current period. This was offset by a decrease in telemarketing and telefundraising costs of $88,000, primarily attributable to savings in postage as a result of more off-site clients handling their own mailing campaigns in the current year.

   Selling, general and administrative expenses of $822,000 in the current period increased by $327,000 over comparable expenses of $495,000 in the prior period. Of the net increase, $112,000 was attributable to SD&A and $251,000 to the inclusion of Metro. Corporate administration decreased by $36,000. At SD&A, travel, training and related expenses increased by $50,000 in the current period as campaign managers were brought to Los Angeles for training on SD&A's new on-site software and new computer equipment and supplies were shipped to campaign sites. The remaining increases were principally attributable to administrative costs, including rent, utilities and insurance, associated with the expansion of the Berkley Calling Center and administration and regulatory costs relating to SD&A's new Canadian campaign. At the parent company level, the $36,000 decrease was principally due to prior year identification and evaluation of potential acquisitions and finalization of issues related to prior operations of the Company.

   Professional fees of $160,000 in the current period, including $68,000 from Metro, increased by $88,000 over professional fees of $72,000 in the prior period. The current period included accounting and legal fees incurred for research on tax and labor issues.

   Amortization of intangible assets of $208,000 in the current period increased by $117,000 over amortization of $91,000 in the prior period. Of the increase, $113,000 is attributable to the amortization of costs in excess of net tangible assets acquired in the Metro acquisition, including amortization of $650,000 in covenants not to compete and $250,000 in proprietary software amortized over three and five years, respectively. The remaining costs are amortized over their expected period of benefit of forty years. Amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisitions on April 25, 1995 increased in the current period due to an increase in goodwill of $850,000 as of June 30, 1996 for payments made to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year then ended.

   Interest expense of $134,000 in the current period increased by $37,000 compared to $97,000 in the prior period. Of the net increase, $27,000 was attributable to interest payable on notes due to the former owners of Metro and $60,000 due to amounts payable to the holders of the Series B Redeemable Preferred Stock and Series C Preferred Stock in the current period. This was offset by reductions of $48,000 due to principal payments on the SD&A seller debt and reductions in the interest rate and $2,000 of other minor items.

   The provision for income taxes of $20,000 in the current period increased by $47,000 compared to a net benefit of $27,000 in the prior period. Despite consolidated losses from continuing operations, the provision resulted from state and local taxes incurred on taxable income at Metro, which could not be offset by losses incurred at the parent company level. In each period, a tax benefit was recorded at SD&A resulting from the reversal of prior quarters income tax provisions due to current quarters taxable loss at SD&A.

Results of Operations for the Six Months Ended December 31, 1996, Compared to
-----------------------------------------------------------------------------
the Six Months Ended December 31, 1995
--------------------------------------

   Revenues of $9,846,000 in the six months ended December 31, 1996 (the "current period") increased by $2,960,000 over revenues of $6,886,000 in the six months ended December 31, 1995 (the "prior period"). $2,736,000 of the increase was attributable to the inclusion of Metro revenues in the current period, starting October 1, 1996. Revenues from on-site telemarketing and telefundraising campaigns totaled $5,784,000 and $5,731,000, respectively, or 81% and 83% of revenues in the current and prior periods, respectively.
Revenues from off-site campaigns totaled $1,327,000 and $1,155,000, respectively, or 19% and 17% of revenues, respectively, in the current and prior periods. The increase in off-site revenues resulted from a fifty percent increase in capacity at the Berkeley Calling Center in September, 1996. During the six months ended December 31, 1996 and 1995, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

   Salaries and benefits of $8,477,000 in the current period increased by $2,546,000 over the prior period total of $5,931,000. Of the increase, $543,000 was attributable to the inclusion of Metro in the current period. SD&A salaries and benefits increased $398,000 in the current period, largely due to salary increases and commencement of on-site campaigns for new clients in the current period (which generally require a higher labor expense in the early years). These increases were partially offset by a $45,000 reduction in parent company administrative salaries in the current period as compared to the prior period, due to staff reductions as well as salary reductions during the three months ended September 30, 1996. In addition, in the current period, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two principal executive officers. Such charge was incurred because the exercise price of each option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective date of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

   Direct costs of $1,942,000 in the current period increased by $1,552,000 over direct costs of $390,000 in the prior period. Metro direct cost, principally costs of lists rented on behalf of clients, totaled $1,625,000 in the current period. This was offset by a decrease in telemarketing and telefundraising costs of $73,000, primarily attributable to savings in postage as a result of more off-site clients handling their own mailing campaigns in the current year.

   Selling, general and administrative expenses of $1,367,000 in the current period increased by $509,000, over expenses of $858,000 in the prior period. Of the increase, $211,000 was attributable to SD&A, $251,000 to the inclusion of Metro and $47,000 to corporate administration. At SD&A, travel expense increased by $75,000 in the current period principally as a result of bringing campaign managers to Los Angeles for training on SD&A's new on-site software.
Of the SD&A increase, $34,000 resulted principally from an increase in printing, promotion and advertising expenses and $59,000 was incurred for rent, business taxes and insurance associated with moving the Berkeley Calling Center, a new Canadian campaign and other. The remaining net increase of $44,000 was principally due to increases in shipping expenses for new on-site computers, as well as related increases in computer supplies and other. At the parent company level, public relations expenses increased by $44,000 due to the hiring of a new firm in the current period. Parent company travel expenses increased by $14,000 due to increased acquisition and financing efforts. Net decreases of $11,000 resulted from prior year finalization of issues relating to prior operations of the Company and investigation of potential acquisitions.

   Professional fees of $329,000 in the current period, including $68,000 from Metro, increased by $112,000 over professional fees of $217,000 in the prior period. The current period included a non-recurring charge of approximately $76,000 in consulting fees attributable to the value of warrants acquired by former consultants during the period, as well as fees incurred for various valuation studies and analysis relating to financial matters. The prior period included accounting and legal fees incurred for finalization of issues related to prior operations of the Company.

   Amortization of intangible assets of $304,000 in the current period increased by $123,000 over amortization of $181,000 in the prior period. Of the increase, $113,000 is attributable to the amortization of costs in excess of net tangible assets acquired in the Metro acquisition, including amortization of $650,000 in covenants not to compete and $250,000 in proprietary software amortized over three and five years, respectively. The remaining costs are amortized over their expected period of benefit of forty years. Amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisitions on April 25, 1995 increased in the current period due to an increase in goodwill of $850,000 as of June 30, 1996 for payments made to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year then ended.

   The Company recorded a net gain of $90,000 from the sale of the its undeveloped parcel of land in Laughlin, Nevada in August 1996, which gain was recorded net of commissions and related selling expenses.

   Interest expense of $247,000 in the current period increased by $51,000 compared to $196,000 in the prior period. Of the net increase, $27,000 was attributable to interest payable on notes due to the former owners of Metro and $127,000 due to amounts payable to the holders of the Series B Preferred Stock and Series C Preferred Stock in the current period. This was offset by reductions of $100,000 due to principal payments on the SD&A seller debt and reductions in the interest rate and $3,000 of other minor items.

   The provision for income taxes of $24,000 in the current period decreased by $2,000 compared to $26,000 in the prior period. Despite consolidated losses from continuing operations, the provision resulted from state and local taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the parent company level.


Capital Resources and Liquidity
-------------------------------

   At December 31, 1996 and June 30, 1996, on a consolidated basis the Company had cash and cash equivalents of $772,000 and $1,393,000, respectively, and accounts receivable net of allowances of $4,261,000 and $2,682,000, respectively.

   The Company generated losses from operations of $2,740,000 in the current six month period and used net cash in operating activities of $791,000. These losses in the current period included a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two principal executive officers of the Company. Due to seasonal decreases in revenues and certain related expenses between the fourth and second fiscal quarters, at December 31, 1996, accounts receivable relating to the SD&A operation decreased $1,006,000 and trade accounts payable and accrued liabilities decreased $217,000 compared to levels at June 30, 1996.

   In part due to certain seasonal marketing patterns and subscriptions, telemarketing/telefundraising revenues are expected to increase slightly during the third fiscal quarter. Historically, the fourth fiscal quarter is the Company's strongest for telemarketing/telefundraising revenues. Starting in October 1996, the Company recognized results of operations of Metro. The fourth calendar quarter, which is the Company's second fiscal quarter, has historically been Metro's strongest. Metro accounts receivable and payable increased $748,000 and $299,000, respectively, over levels at October 1, 1996
(acquisition date) due to seasonal increases in its business. The Company cannot predict the degree to which, on a consolidated basis, these trends will continue.

   During the six months ended December 31, 1996, in connection with efforts to effect an underwritten offering, the Company incurred offering costs of $1.1 million, as well as incurring additional administrative costs. The Company has now taken steps to significantly reduce expenses at the corporate staff level and intends to implement a program of further cost reductions at the operational level.

   In the current period, net cash of $525,000 was provided from investing activities. The Company received proceeds of $860,000 from the sale of its land in Laughlin, Nevada, which was net of commissions and related selling expenses. Purchases of property and equipment of $341,000 resulted primarily from the Company's relocation and expansion of its Berkeley calling center in August 1996 and purchases of computer equipment at Metro and SD&A.

   The Company intends to continue to expand its business by investing up to approximately $1.7 million for technology, computer systems, software and equipment. Financing for this expansion is expected to be obtained from the sale of common stock and, if applicable, the exercise of outstanding warrants and/or options.

   In the current period financing activities used $354,000. The Company had a $500,000 line of credit with a bank which was fully drawn as of June 30, 1996. The Company obtained an increase in the line with a revised credit facility which included a line of credit up to $750,000 and a term loan totaling $125,000. As of December 31, 1996, the credit facility was fully drawn. The Company intends to pursue a further increase in the credit facility during the current fiscal year, however, there can be no assurance that any such increase will be obtained.

   In connection with the Metro acquisition, which was affected as of October 1, 1996, the Company issued promissory notes to the former shareholders of Metro in an aggregate principal amount of $1.0 million. Such notes bear interest at 6% per annum, are scheduled to mature June 30, 1998 and are convertible at the option of the holders thereof into 185,874 shares of Common Stock.

   As described in footnote 8 to the consolidated financial statements included in this Report on Form 10-QSB, on December 23, 1996, the Company and certain of its stockholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bear interest at a rate of 8% per annum and are repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes mature June 7, 1998; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of

Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock will be canceled at no cost to the Company. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. The dividends do not impact net income
(loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

   Additional contingent payments in connection with the acquisition of SD&A, based on the achievement of certain defined earnings levels, may be due at the end of fiscal 1997 and 1998, which will continue to increase amortization expense in subsequent years.

   On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to an offering of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company (the "Offering"). It also related to the delayed sale of 1,381,056 shares of Common Stock by certain selling stockholders. On February 11, 1997, the Company withdrew the Registration Statement. As the Company intends to refile the Registration Statement, $1.1 million in offering costs have been deferred as of December 31, 1996. Additional offering costs estimated to approximate $265,000 were incurred from January 1, 1997 through the date of the withdrawal. Such costs will be deferred pending completion of the offering.

   Subsequent to withdrawal of the Registration Statement, the Company entered into discussions with certain warrant holders for the exercise of warrants for one million shares of common stock at their current exercise price of $2.50 per share. If these warrants are exercised, the proceeds of $2.5 million would be used for capital expenditures, debt repayment and general corporate purposes. Such warrants are currently exercisable for unregistered shares of the Company's common stock and contain registration rights. There can be no assurance that such warrants will be exercised.

   The Company believes that the funds available from operations, including the operations of Metro, together with any net proceeds from the Offering, exercise of warrants or increases in credit lines, together with the funds available from operations, including the operations of Metro, should be adequate to finance its operations, pay its accrued registration costs and enable the Company to meet operating requirements and interest and debt obligations through its fiscal year ending June 30, 1998. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. There can be no assurance, however, that such capital, if required, will be available on terms acceptable to the Company, if at all. Further, there can be no assurances that the Offering will be consummated, or that stockholders will exercise warrants, or that an increase in credit lines will be obtained.

                          PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES
------------------------------

   On December 23, 1996, the Company and certain of its securityholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bear interest at a rate of 8% per annum and are repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes mature June 7, 1998; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were canceled at no cost to the Company.


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
                    Broker non-votes           None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a) Exhibits

Exhibit                                                          Exhibit
Number      Item                                                 --------------
-------     -----                                                (See Notes) (*)
  2.1       Agreement and Plan of Merger dated as of             B (2.1)
            October 1, 1996 between All-Comm Media
            Corporation, Metro Services Group, Inc.,
            Metro Merger Corp. and the Shareholders
            named therein
  3.1       Certificate of Designation for Series C              A (3.7)
            Convertible Preferred Stock
 10.1       Form of promissory note of All-Comm Media            B (2.1)
            Corporation issued to former shareholders
            of Metro Services Group, Inc. (included in
            Exhibit 2.1)
 10.2       Form of Registration Rights Agreement dated          B (2.1)
            as of October ___, 1996 between All-Comm
            Media Corporation and the Shareholders named
            therein (included in Exhibit 2.1)
 10.3       Amendment No. 1 to the Registration Rights           C
            Agreement dated as of October 9, 1996
 10.4       Form of Employment Agreement between Metro           B (2.1)
            Services Group, Inc. and Mr. J. Jeremy
            Barbera (included in Exhibit 2.1)
 10.5       Form of Employment Agreement between Metro           B (2.1)
            Services Group, Inc. and Mr. Robert M. Budlow
            (included in Exhibit 2.1)
 10.6       Form of Employment Agreement between Metro           B (2.1)
            Services Group, Inc. and Ms. Janet Sautkulis
            (included in Exhibit 2.1)
 10.7       Form of Series C Convertible Preferred Stock         A (10.26)
            Private Placement Purchase Agreement
 10.8       Form of Warrant Certificate Issued to holders        A (10.26)
            of Series C Convertible Preferred Stock
            (included in Exhibit 10.7)
 10.9       Form of letter dated September 10, 1996              C
            rescinding Private Placement Agreement dated
            June 7, 1996
 10.10      Form of Series B Conversion Agreement                A (10.30)
 10.11      Form of Warrant Cancellation Agreement               A (10.31)
 10.12      Form of Series C Repurchase and Exchange             A (10.32)
            Agreement
 10.13      Form of Option Cancellation Agreement                A (10.33)
 10.14      Form of Amended and Restated Series B                A (10.34)
            Conversion Agreement
 10.15      Form of Amended and Restated Series C                A (10.35)
            Repurchase and Exchange Agreement
 10.16      Form of Amended and Restated Option                  A (10.36)
            Cancellation Agreement
 10.17      Loan Agreement and Credit Facility, dated            D
            December 27, 1996, by and between Stephen
            Dunn & Associates, Inc. and 1/st/ Business
            Bank
 11.1       Statement Regarding Computation of Net Income        D
            Per Share
 27.1       Financial Data Schedule                              D

Notes relating to Exhibits

A Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on October 17, 1996.

B Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996.

C Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.

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

    2. On or about November 26, 1996, the Company filed a Current Report on Form 8-K regarding recapitalization of the Company's capital stock.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALL-COMM MEDIA CORPORATION
                                       (Registrant)


                                       By  /s/ Barry Peters
                                           -------------------------
                                           Barry Peters
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       Date: February 18, 1997