Form 10QSB
period 1997-03-31
ALL-COMM MEDIA CORP
filed 1997-05-14
CIK 14280

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarter ended March 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
    For the transition period from_______________to______________

                        Commission file number 0-16730

                          ALL-COMM MEDIA CORPORATION
                       ---------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                         88-0085608
--------------------------------            ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

    400 Corporate Pointe, Suite 780
       Culver City, California                              90230
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number, including area code:    (310) 342-2800
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

                                 Yes   X    No
                                     -----  ---

As of May 12, 1997, there were 11,426,764 shares of the Registrant's common stock outstanding.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 MARCH 31, 1997

PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1   Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets -
            March 31, 1997 and June 30, 1996                          3

            Condensed Consolidated Statements of Operations -
            Three and Nine months ended March 31, 1997 and 1996       4

            Condensed Consolidated Statements of Cash Flows -
            Nine months ended March 31, 1997 and 1996                 5

            Notes to Interim Condensed Consolidated
            Financial Statements                                     6-11

  Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     12-18

PART II - OTHER INFORMATION

  Item 6    Exhibits and Reports of Form 8-K

            (a)  Exhibits                                           19-20

            (b)  Reports on Form 8-K                                  20

  Signatures                                                          21

  Exhibit 10.18 Demand Promissory Note, February 26, 1997, by and between All-Comm Media Corporation and Jones,
                  Day, Reavis & Pogue

  Exhibit 10.19   Security Agreement between Milberg Factors, Inc. and
                  Metro Services Group, Inc.
  Exhibit 10.20   Severance Agreement with Barry Peters

  Exhibit 10.21   Severance Agreement with E. William Savage

  Exhibit 10.22   Form of Private Placement Purchase Agreement and
                  Convertible Note

  Exhibit 11.1    Statements Regarding Computation of Net Loss Per Share

  Exhibit 27.1    Financial Data Schedule

                        PART I - FINANCIAL INFORMATION

ITEM 1 - INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                                                                   June 30, 1996
ASSETS                                                                           March 31, 1997    (as restated)
------                                                                           ---------------   -------------
Current assets:
 Cash and cash equivalents                                                         $    482,660     $ 1,393,044
 Accounts receivable, net of allowance for doubtful accounts of
  $26,000 at March 31 and $34,906 at June 30                                          4,609,997       2,681,748
 Land held for sale at cost                                                                             921,465
 Other current assets                                                                   198,066         107,658
                                                                                   ------------     -----------
  Total current assets                                                                5,290,723       5,103,915
Property and equipment at cost, net                                                     769,283         299,045
Intangible assets at cost, net                                                       15,627,719       7,851,060
Other assets                                                                            100,285          47,046
                                                                                   ------------     -----------
  Total assets                                                                     $ 21,788,010     $13,301,066
                                                                                   ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
 Short-term borrowings                                                             $    787,676     $   500,000
 Promissory notes, current portion                                                      504,303
 Trade accounts payable                                                               3,638,251         470,706
 Accrued salaries and wages                                                             473,998         706,039
 Other accrued expenses                                                                 913,639         758,112
 Income taxes payable                                                                    17,880          10,000
 Long-term obligations to related party, current portion                                816,667         583,333
 Related party payable                                                                                  425,000
                                                                                   ------------     -----------
  Total current liabilities                                                           7,152,414       3,453,190
Notes payable on repurchase of Series C Preferred Stock                               1,000,000
Notes payable to related parties                                                        997,857
Promissory notes, less current portion                                                  203,171
Long-term obligations to related parties less current portion                           991,666       1,516,667
Other liabilities                                                                       221,731          80,315
                                                                                   ------------     -----------
 Total liabilities                                                                   10,566,839       5,050,172
                                                                                   ------------     -----------
Commitments and contingencies:
Redeemable convertible preferred stock, $.01 par value; consisting of 6,200 shares of Series B Convertible Preferred Stock issued and outstanding at
 June 30, none at March 31; 2,000 shares of Series C Convertible
 Preferred Stock issued and outstanding at June 30, none at March 31                                  1,306,358
                                                                                                    -----------
Stockholders' equity:
 Convertible preferred stock, $.01 par value; 50,000 shares authorized,
  8,200 redeemable shares outstanding at June 30, none at March 31                            -               -
 Common stock - authorized 6,250,000 shares of $.01 par value at
  June 30, 1996, increased in August 1996 to 36,250,000;
  11,438,564 and 3,198,534 shares issued, respectively                                  114,386          31,985
 Additional paid-in capital                                                          30,079,065      13,173,520
 Receivables from stockholders                                                       (1,999,500)
 Accumulated deficit                                                                (16,837,311)     (6,125,500)
 Less 11,800 shares of common stock in treasury, at cost                               (135,469)       (135,469)
                                                                                   ------------     -----------
  Total stockholders' equity                                                         11,221,171       6,944,536
                                                                                   ------------     -----------
  Total liabilities and stockholders' equity                                       $ 21,788,010     $13,301,066
                                                                                   ============     ===========
See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                      March 31,                     March 31,
                                                 1997           1996           1997            1996
                                             -------------   -----------   -------------   ------------
Revenues                                      $ 6,300,538    $3,723,945    $ 16,146,217    $10,609,781
                                              -----------    ----------    ------------    -----------
Operating costs and expenses:
  Salaries and benefits                         3,660,568     3,124,469      10,487,878      9,055,015
  Non-recurring compensation expense
     on option grants                                                         1,650,000
  Direct costs                                  1,847,493       203,822       3,789,313        526,345
  Restructuring costs                           1,019,474                     1,019,474
  Selling, general and administrative             812,262       469,479       2,178,910      1,395,650
  Professional fees                               215,410       148,291         544,058        364,066
  Amortization of intangible assets               208,149        90,061         511,945        271,363
                                              -----------    ----------    ------------    -----------
     Total operating costs and expenses         7,763,356     4,036,122      20,181,578     11,612,439
                                              -----------    ----------    ------------    -----------
     Loss from operations                      (1,462,818)     (312,177)     (4,035,361)    (1,002,658)
                                              -----------    ----------    ------------    -----------

Other income (expense):
  Discounts on warrant exercises               (5,088,703)                   (5,088,703)
  Withdrawn public offering costs              (1,307,472)                   (1,307,472)
  Gain from sale of land                                                         90,021
  Interest income                                     437           840          14,972          6,854
  Interest expense                               (105,082)      (97,911)       (353,246)      (293,903)
                                              -----------    ----------    ------------    -----------
     Sub total                                 (6,500,820)      (97,071)     (6,644,428)      (287,049)
                                              -----------    ----------    ------------    -----------
  Loss before income taxes                     (7,963,638)     (409,248)    (10,679,789)    (1,289,707)
  Provision for income taxes                       (8,083)      (12,628)        (32,022)       (38,703)
                                              -----------    ----------    ------------    -----------
     Net loss                                 $(7,971,721)   $ (421,876)   $(10,711,811)   $(1,328,410)
                                              ===========    ==========    ============    ===========
     Net loss attributable to common
      stockholders*                           $(7,971,721)   $ (421,876)   $(20,538,331)   $(1,328,410)
                                              ===========    ==========    ============    ===========

Net loss per common share                           $(.96)        $(.14)         $(3.64)         $(.44)
                                              ===========    ==========    ============    ===========
Weighted average common and common
  equivalent shares outstanding                 8,291,764     3,047,543       5,639,573      3,027,624
                                              ===========    ==========    ============    ===========

* The nine months ended March 31, 1997 includes the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; and (c) periodic non-cash accretions on preferred stock (see
  Note 9).

See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (unaudited)

                                                                  1997          1996
                                                              ------------   -----------
Operating activities:
  Net cash used in operating activities                       $(1,671,411)   $ (117,647)
                                                              -----------    ----------

Investing activities:
  Net proceeds from sale of land                                  860,443
  Proceeds from issuances of warrants                               5,000
  Purchases of property and equipment                            (424,918)      (82,313)
  Payments relating to acquisition of Alliance and SD&A                         (58,050)
  Acquisition of Metro, net of cash acquired of $349,446          185,963
                                                              -----------    ----------
    Net cash provided by (used in) investing activities           626,488      (140,363)
                                                              -----------    ----------

Financing activities:
  Repayment on line of credit                                    (504,000)
  Proceeds from bank loans and line of credit                     875,000       350,000
  Repayments of bank loans                                        (10,419)      (49,694)
  Proceeds from land option                                                     150,000
  Repayments of notes payable other                                             (54,000)
  Repayment of acquisition debt                                  (291,667)     (750,000)
  Proceeds from exercises of common stock warrants                 65,625       120,000
                                                              -----------    ----------
  Net cash provided by (used in) financing activities             134,539      (233,694)
                                                              -----------    ----------
Net decrease in cash and cash equivalents                        (910,384)     (491,704)
  Cash and cash equivalents at beginning of period              1,393,044     1,217,772
                                                              -----------    ----------
  Cash and cash equivalents at end of period                  $   482,660    $  726,068
                                                              ===========    ==========

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

On December 23, 1996, the Company issued 3,168,857 shares of its common stock and $1,000,000 face value in debt as part of a recapitalization. 6,200 shares of Redeemable Series B Preferred Stock were converted into 2,480,000 common shares; 2,000 shares of Redeemable Series C Preferred Stock were repurchased for $1,000,000 in notes; warrants for 3,000,000 shares were exchanged for 600,000 common shares and $145,753 in accrued interest was converted into 88,857 common shares. (See Note 9).

In February 1997, the Company entered into a promissory note payable for legal services totaling $207,950.

In March 1997, the Company entered into promissory notes payable for executive management settlement agreements totaling $499,000.

At March 31, 1997, $1,999,500 was receivable from stockholders on warrant exercises.

See Notes to Condensed Consolidated Financial Statements.

                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.  BASIS OF PRESENTATION
-------------------------

   The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of All-Comm Media Corporation and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1996. Certain reclassifications have been made in the fiscal 1996 interim financial statements to conform with the fiscal 1997 presentation. Certain amounts have been reclassified to conform with industry standards.

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

   For the nine months ended March 31, 1997, preferred dividends included periodic non-cash increases to accrete the carrying value up to the redemption value, as well as non-recurring dividends incurred as part of the recapitalization described in Note 9.

3.  ACQUISITION OF METRO SERVICES GROUP, INC.
---------------------------------------------

   Effective as of October 1, 1996, the Company acquired Metro Services Group, Inc. ("Metro") pursuant to a merger agreement. In exchange for all of the then outstanding shares of Metro, the Company issued 1,814,000 shares of its common stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes, which have a stated interest rate of 6%, were discounted to $920,000 to reflect an estimated effective interest rate of 10%. The Notes are due and payable, together with interest thereon, on June 30, 1998, subject to earlier repayment, at the option of the holder, upon completion by the Company of a public offering of its equity securities. The Notes are convertible on or before maturity, at the option of the holder, into shares of common stock at a conversion rate of $5.38 per share. Metro develops and markets information-based services, used primarily in direct marketing by a variety of commercial and tax-exempt organizations, principally in the United States.

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

   The operating results of this acquisition are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and increased interest on acquisition debt. The net loss for the nine months ended March 31, 1997 includes the non-cash compensation expense of $1,650,000 recorded on the grant of options in September, 1996, as well as the $5.1 million in warrant discounts and $979,000 in restructuring costs, as discussed in notes 8, 11 and 12.

                                                Unaudited
                                             -----------------
                                     For the nine months ended March 31,
                                           1997                1996
                                           ----                ----
         Revenues                        $ 18,360,000        $16,721,000
         Net loss                        $(10,733,000)       $(1,309,000)
         Loss per common share           $      (1.72)       $      (.27)

   The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operation of the combined entities.

4.  CREDIT FACILITIES
---------------------

   In December 1996, Stephen Dunn & Associates, Inc. ("SD&A"), a wholly-owned subsidiary of the Company, renewed its credit facility with a commercial bank, increasing its line of credit commitment from $500,000 to a maximum of $750,000. Interest on the outstanding principal is payable monthly at the bank's reference rate plus 1/2%. The line must be repaid in full for at least thirty consecutive days during each twelve month period and it matures on September 30, 1997, renewable at the discretion of the bank. Outstandings on the line of credit totaled $746,000 at March 31, 1997.

   The credit facility also provides for a term loan totaling $125,000 payable in 35 equal monthly principal installments of $3,473 beginning January 31, 1997. Interest is payable monthly at the bank's reference rate plus 3/4%. The outstanding principal balance as of March 31, 1997 is $114,581.

   In April, 1997, Metro entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $1,500,000. Interest on outstanding principal will be payable monthly at the Chase Manhattan reference rate plus 1 1/2%.

5.  PROMISSORY NOTES
--------------------

   On February 26, 1997, the Company entered into a demand promissory note in the amount of $207,950, payable to a law firm for professional services related to the Company's withdrawn public offering. (See note 10). Interest is payable monthly at the rate of 7% per annum. As of March 31, 1997, no payments had been made on the note. In May 1997, the note and accumulated interest thereon were repaid in full.

   In March 1997, as part of a restructuring, the Company entered into two non-interest bearing promissory notes with two former executive officers. (See Note
11).

6.  INCOME TAXES
----------------

   In the three months ended March 31, 1997 and 1996, the income tax provision totaled $8,000 and $13,000, respectively. In the nine month periods ended March 31, 1997 and 1996, the income tax provisions totaled $32,000 and $39,000, respectively. The current period provisions resulted from state and local income taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the corporate level.

7.  GAIN FROM SALE OF LAND
--------------------------

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

8.  STOCK OPTIONS
-----------------

     On September 26, 1996, the Board of Directors approved the increase in the number of shares available under the 1991 Stock Option Plan by 600,000 shares, to 1,450,000, and granted options exercisable for 300,000 shares of common stock, par value $.01 per share (the "Common Stock") to each of the Company's Chief Executive Officer and Chief Operating Officer. Options exercisable for the first 150,000 shares were granted to each such officer at an exercise price of $2.50 per share and the remaining 150,000 each were granted at an exercise price of $3.00 per share. On December 23, 1996, the $3.00 options were to be canceled subject to successful completion of an underwritten public offering, as part of the recapitalization described in Note 9. As described in Note 10, the Offering was not consummated and, accordingly, the options were not canceled. The options vest and are exercisable immediately and expire on July 1, 2001. Although the Company intended to grant the options in May, 1996, when the market price of the stock was $2.50, at September 26, 1996, the date of Board ratification, the market price was $5.50. Accordingly, the Company recorded a non-recurring, non-cash charge of $1,650,000 to compensation expense for the difference between market price and exercise price of the options for 600,000 shares.

9.  RECAPITALIZATION
--------------------

   On December 23, 1996, the Company and certain of its securityholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock;
(ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bore interest at a rate of 8% per annum and were repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes originally matured June 7, 1998 but were paid in full in April, 1997;
(iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and
(v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were to be canceled at no cost to the Company, subject to successful completion of an underwritten offering. The Offering was not consummated and, accordingly, the options were not canceled. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. These dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

10.  WITHDRAWAL OF REGISTRATION STATEMENT
-----------------------------------------

   On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to an underwritten public offering (the "Offering") of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company. It also related to the sale of 1,381,056 shares of Common Stock by certain selling stockholders on a delayed basis. Due to market conditions, on February 11, 1997, the Company withdrew the Registration Statement. As the Company had intended to refile the Registration Statement, Offering costs incurred through December 31, 1996, of $1.1 million were deferred as of December 31, 1996. Subsequently, the Company elected to pursue other sources of financing and chose not to refile the Registration Statement. As such, in the quarter ended March 31, 1997, the Company expensed $1.3 million in Offering costs, including those deferred at December 31, 1996, as well as additional costs incurred from January 1, 1997 through the date of the withdrawal.

11.   RESTRUCTURING COSTS
      -------------------

   During the quarter ended March 31, 1997, the Company effected certain corporate restructuring steps, including the decision to reduce corporate staffing and close its Culver City corporate office, as well as making two executive management changes. In this connection, restructuring expenses of $1,019,000 were recorded, including $65,000 in estimated office closing costs and $954,000 in executive management and other settlement costs. The executive management settlement agreements include two non-interest bearing promissory notes with face values of $290,000 and $250,000, respectively, payable in equal installments over eighteen months starting in May, 1997. These notes have been discounted to $268,000 and $231,000, respectively, to reflect effective interest rates of 10%.

12.   DISCOUNTS ON WARRANT EXERCISES
      ------------------------------

   In March 1997, to obtain $2.1 million in working capital and reduce the overhang associated with the existence of such warrants, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices. The Company recognized the dates of acceptance as new measurement dates and, accordingly, recorded non-cash charges totaling $5.1 million in March 1997 to reflect the market value of the discounts. Of the total proceeds from exercise of warrants, $1,999,500 was not received by the Company by March 31, 1997 and was, therefore, classified as receivables from stockholders which reduced stockholders' equity at March 31, 1997. These amounts were received in full in April 1997.

13.  RESTATEMENTS FOR CORRECTIONS OF ERRORS
-------------------------------------------
   The financial statements for the three months ended September 30, 1996 and year ended June 30, 1996 were restated for corrections of two errors.

   As originally filed, the financial statements for the three months ended September 30, 1996 did not include compensation expense for the stock options granted to officers (as discussed in Note 8), as the Company intended the options to be granted in May 1996 when the market price of the stock was $2.50. The net loss attributable to common stockholders for the three months ended September 30, 1996 was originally reported at $344,481 and related net loss per share was $(0.11).

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

14.  SUBSEQUENT EVENTS
----------------------

   As of March 31, 1997, the Company had not made its February 19, 1997 and March 19, 1997 payments, totaling an aggregate of $140,389, on its debt payable to the former owner of SD&A. These payments were made in full on April 1, 1997.

   In April 1997, the Company obtained $2,046,000, net of fees, from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion.

   Also in April 1997, the Company repaid in full $1 million in promissory notes plus interest payable to the former holders of the Company's Series C Preferred Stock. Although these notes were repaid in April, 1997, they are classified as non-current liabilities in the March 31, 1997 balance sheet, as funds for their repayment came from the long-term debt and warrant exercises described previously.

   As discussed in Note 5, in May 1997, the Company repaid in full a demand promissory note payable to a law firm.

15.  NEW ACCOUNTING PRONOUNCEMENT
---------------------------------

   The Financial Accounting Standards Board recently issued FASB Statement No. 128, "Earnings Per Share" which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect FASB Statement No. 128 will have on its financial statement; however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
       OF OPERATIONS
       -------------

Introduction
------------

   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three and nine month periods ended March 31, 1997. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996. As more fully described in Note 3 to the consolidated financial statements included in such Form 10-K, on April 25, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. ("SD&A").

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

Results of Operations for the Three Months Ended March 31, 1997, Compared to the
--------------------------------------------------------------------------------
Three Months Ended March 31, 1996
---------------------------------

   Revenues of $6,301,000 in the three months ended March 31, 1997 (the "current period") increased by $2,577,000 over revenues of $3,724,000 in the three months ended March 31, 1996 (the "prior period"). $2,624,000 of the increase was attributable to the inclusion of Metro revenues in the current period. Revenues from on-site telemarketing and telefundraising campaigns totaled $2,881,000 and $3,134,000, respectively, or 78% and 84% of telemarketing and telefundraising revenues in the current and prior periods, respectively. The decrease in on-site revenues was principally due to later start dates in the current period for certain recurring annual campaigns. Revenues from off-site campaigns totaled $796,000 and $590,000, respectively, or 22% and 16% of telemarketing and telefundraising revenues, respectively, in the current and prior periods. The increase in off-site revenues resulted from a fifty percent increase in capacity at the Berkeley Calling Center in September, 1996. During the three months ended March 31, 1997 and 1996, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

   Salaries and benefits of $3,661,000 in the current period increased by $537,000 over the prior period total of $3,124,000. Salaries and benefits decreased as a percentage of revenues, from 84% in the prior period, to 58% in the current period. Of the dollar increase, $565,000 was attributable to the inclusion of Metro in the current period. SD&A salaries and benefits decreased $26,000 in the current period, largely due to the delays in on-site campaign start dates compared to the prior period. Parent company administrative salaries decreased by $2,000 in the current period as compared to the prior period, principally due to staff head count reductions offset by salary increases for certain executive management.

   Direct costs of $1,847,000 in the current period increased by $1,643,000 over direct costs of $204,000 in the prior period. Metro direct costs, principally costs of lists rented on behalf of clients, totaled $1,614,000 in the current period. This was offset by an increase in telemarketing and telefundraising costs of $29,000, primarily attributable to increased postage and telephone costs as a result of more off-site campaigns in the current period.

   Restructuring costs of $1,019,000 were incurred in the current period, as the Company effected certain corporate restructuring steps, including reducing corporate staff and closing its Culver City corporate office, as well as making two executive management changes. In this connection, executive management and other settlement costs of $954,000 and estimated office closing costs of $65,000 were recorded in March 1997.

   Selling, general and administrative expenses of $812,000 in the current period increased by $343,000 over comparable expenses of $469,000 in the prior period. Of the net increase, $95,000 was attributable to SD&A and $298,000 to the inclusion of Metro. Corporate administration decreased by $50,000. At SD&A, increases of $40,000 were attributable to administrative costs, including depreciation, rent, utilities and insurance, associated with the expansion of the Berkley Calling Center and administration and regulatory costs relating to SD&A's new Canadian campaign. Further increases in computer costs, supplies and depreciation resulted from the purchase and installation of new computer hardware and software at on-site campaigns. Printing, postage, telephone and promotion costs increased at SD&A due to corporate promotion requirements, as well as a January 1997 marketing effort. At the parent company level, the $50,000 decrease was principally due to expenses incurred in the prior year for evaluation of a potential acquisition, which was not consummated, and investigation of related financing sources which were not obtained.

   Professional fees of $215,000 in the current period, including $89,000 from Metro, increased by $67,000 over professional fees of $148,000 in the prior period. Corporate professional fees increased $44,000 due principally to fees incurred in investigating and reviewing alternate financing proposals after withdrawal of the Company's underwritten public offering, as discussed below. Professional fees at SD&A decreased by $66,000 compared to the prior period, principally due to legal and accounting costs incurred in several renegotiations of the debt payable to the former owner of SD&A in the prior period.

   Amortization of intangible assets of $208,000 in the current period increased by $118,000 over amortization of $90,000 in the prior period. Of the increase, $113,000 is attributable to the amortization of costs in excess of net tangible assets acquired in the Metro acquisition, including amortization of $650,000 in covenants not to compete and $250,000 in proprietary software amortized over three and five years, respectively. The remaining costs are amortized over their expected period of benefit of forty years. Amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisitions on April 25, 1995 increased in the current period due to an increase in goodwill of $850,000 as of June 30, 1996 for payments made to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year then ended.

   Discounts on warrant exercises of $5,089,000 were incurred in the current period. To reduce the overhang associated with the existence of such warrants and to obtain working capital subsequent to the withdrawal of its underwritten public offering, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of Common Stock at discounted exercise prices. The Company recognized the dates of acceptances as new measurement dates and, accordingly, recorded the non-cash charges to reflect the market value of the discounts.

   Withdrawn public offering costs of $1,307,000 were recorded in the current period. In October 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission relating to an underwritten public offering of 2,100,000 shares. In February, 1996 the Company withdrew the registration statement. As the Company had intended to refile the registration statement, offering costs of $1,122,000 incurred through December 31, 1996 had been deferred as of that date. Subsequently, the Company chose not to refile the registration statement. As such, in the current period the Company expensed all such costs.

   Interest expense of $105,000 in the current period increased by $7,000, net, compared to $98,000 in the prior period. In the current period, increases of $26,000 resulted from interest payable on notes due to the former owners of Metro, $20,000 due to amounts payable on promissory notes payable to the fomer holders of the Company's Series C Redeemable Preferred Stock and $7,000 of other minor items. This was offset by reductions of $46,000 due to principal payments on the SD&A seller debt and reductions in the interest rate.

   The provision for income taxes of $8,000 in the current period decreased by $5,000 compared to $13,000 in the prior period. Despite consolidated losses from continuing operations, the current period provision resulted from state and local taxes incurred on taxable income at Metro, which could not be offset by losses incurred at the parent company level.

Results of Operations for the Nine Months Ended March 31, 1997, Compared to the
-------------------------------------------------------------------------------
Nine Months Ended March 31, 1996
--------------------------------

   Revenues of $16,146,000 in the nine months ended March 31, 1997 (the "current period") increased by $5,536,000 over revenues of $10,610,000 in the nine months ended March 31, 1996 (the "prior period"). $5,359,000 of the increase was attributable to the inclusion of Metro revenues in the current period, starting October 1, 1996. Revenues from on-site telemarketing and telefundraising campaigns totaled $8,665,000 and $8,866,000, respectively, or 80% and 84% of revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $2,122,000 and $1,744,000, respectively, or 20% and 16% of revenues, respectively, in the current and prior periods. The increase in off-site revenues resulted from a fifty percent increase in capacity at the Berkeley Calling Center in September, 1996. During the nine months ended March 31, 1997 and 1996, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

   Salaries and benefits of $10,488,000 in the current period increased by $1,433,000 over the prior period total of $9,055,000. Of the increase, $1,107,000 was attributable to the inclusion of Metro in the current period. SD&A salaries and benefits increased $374,000 in the current period, largely due to salary increases and commencement of on-site campaigns for new clients in the current period (which generally require a higher labor expense in the early years). These increases were partially offset by a $48,000 reduction in parent company administrative salaries in the current period as compared to the prior period, due to staff reductions as well as salary reductions during the three months ended September 30, 1996. In addition, in the current period, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two principal executive officers. Such charge was incurred because the exercise price of each option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective date of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

   Direct costs of $3,789,000 in the current period increased by $3,263,000 over direct costs of $526,000 in the prior period. Metro direct costs, principally costs of lists rented on behalf of clients, totaled $3,240,000 in the current period. This was offset by an increase in telemarketing and telefundraising costs of $23,000, primarily attributable to increased postage and telephone costs as a result of more off-site campaigns in the current period.

   Restructuring costs of $1,019,000 were incurred in the current period due to corporate restructuring, as previously discussed.

   Selling, general and administrative expenses of $2,179,000 in the current period increased by $783,000, over expenses of $1,396,000 in the prior period. Of the net increase, $277,000 was attributable to SD&A and $519,000 to the inclusion of Metro, offset by a decrease of $13,000 in corporate administration. At SD&A, travel and related expenses increased by $83,000 in the current period principally as a result of bringing campaign managers to Los Angeles for training on SD&A's new on-site software. Of the SD&A increase, $38,000 resulted principally from an increase in printing, promotion and advertising expenses related to new marketing efforts and $83,000 was incurred for rent, business taxes and insurance associated with moving and expanding the Berkeley Calling Center, a new Canadian campaign and other. The remaining net increase of $73,000 was principally due to increases in shipping expenses for new on-site computers, as well as related increases in computer supplies, telephone, postage and other. At the parent company level, the net $13,000 decrease included a $95,000 decrease related to acquisitions which were not consummated and investigation of related financing sources which were not obtained in the prior period. This was offset by increases in public relations expenses of $58,000 due to the hiring of a new firm in the current period and rent related expense of $10,000 due to higher parking and utility charges in the current period. The remaining net increase of $14,000 in the current period resulted principally from higher director fees, travel and other.

   Professional fees of $544,000 in the current period, including $157,000 from Metro, increased by $180,000 over professional fees of $364,000 in the prior period. Corporate professional fees increased by $69,000 in the current period and included a non-recurring charge of approximately $76,000 in consulting fees attributable to the value of warrants acquired by former consultants during the period, offset by minor miscellaneous net decreases of $7,000. Professional fees at SD&A decreased by $46,000 compared to the prior period, principally due to legal and accounting costs incurred in several renegotiations of the debt payable to the former owner of SD&A in the prior period.

   Amortization of intangible assets of $512,000 in the current period increased by $241,000 over amortization of $271,000 in the prior period. Of the increase, $226,000 is attributable to the amortization of costs in excess of net tangible assets acquired in the Metro acquisition, including amortization of $650,000 in covenants not to compete and $250,000 in proprietary software amortized over three and five years, respectively. The remaining costs are amortized over their expected period of benefit of forty years. Amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisitions on April 25, 1995 increased in the current period due to an increase in goodwill of $850,000 as of June 30, 1996 for payments made to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year then ended.

   Discounts on warrant exercises of $5,089,000 and withdrawn public offering costs of $1,307,000 were recorded in the current period, as previously discussed.

   The Company recorded a net gain of $90,000 from the sale of the its undeveloped parcel of land in Laughlin, Nevada in August 1996, which gain was recorded net of commissions and related selling expenses.

   Interest expense of $353,000 in the current period increased by $59,000 compared to $294,000 in the prior period. Of the net increase, $53,000 was attributable to interest payable on notes due to the former owners of Metro, $127,000 due to amounts payable to the former holders of the Series B Preferred Stock and Series C Preferred Stock in the current period and $22,000 on promissory notes payable to the former holders of the Series C Preferred Stock and $3,000 of other minor items. This was offset by reductions of $146,000 due to principal payments on the SD&A seller debt and reductions in the interest rate.

   The provision for income taxes of $32,000 in the current period decreased by $7,000 compared to $39,000 in the prior period. Despite consolidated losses from continuing operations, the provision resulted from state and local taxes incurred on taxable income at the operating subsidiary level which could not be offset by losses incurred at the parent company level.

Capital Resources and Liquidity
-------------------------------

   At March 31, 1997 and June 30, 1996, on a consolidated basis the Company had cash and cash equivalents of $483,000 and $1,393,000, respectively, and accounts receivable net of allowances of $4,610,000 and $2,682,000, respectively.

   The Company generated net losses of $10,712,000 in the current nine month period and used net cash in operating activities of $1,671,000. These losses in the current period included a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two former executive officers of the Company, as well as $1,019,000 in corporate restructuring costs designed to substantially reduce corporate overhead and improve profitability of future operations. The loss also included $1,307,000 in costs incurred on the Company's withdrawn registration statement and $5,089,000 in non-cash discounts on offers accepted from certain warrant holders to induce the exercise of their warrants to provide the Company with working capital and reduce market overhang.

   Due to seasonal decreases in revenues and certain related expenses between the fourth and third fiscal quarters, at March 31, 1997, accounts receivable relating to the SD&A operation decreased $836,180 and trade accounts payable and accrued liabilities decreased $279,000 compared to levels at June 30, 1996.

   Primarily due to the seasonal nature of annual subscription renewal campaigns, telemarketing/telefundraising revenues are expected to increase during the fourth fiscal quarter. Historically, the fourth fiscal quarter is the Company's strongest for telemarketing/telefundraising revenues. Starting in October 1996, the Company recognized results of operations of Metro. The fourth calendar quarter, which is the Company's second fiscal quarter, has historically been Metro's strongest. At March 31, 1997, Metro accounts receivable and payable had increased $926,000 and $500,000 , respectively, over levels at October 1, 1996 (acquisition date) due to increases in its business. The Company cannot predict the degree to which, on a consolidated basis, these trends will continue.

   In the current period, net cash of $626,000 was provided from investing activities. The Company received proceeds of $860,000 from the sale of its land in Laughlin, Nevada, which was net of commissions and related selling expenses. Upon the acquisition of Metro, the Company received $186,000 in cash, net of acquisition costs paid. Purchases of property and equipment of $425,000 resulted primarily from the Company's relocation and expansion of its Berkeley calling center in August 1996 and purchases of computer equipment at Metro and SD&A.

   The Company intends to continue to expand its business by investing up to approximately $1.0 million for technology, computer systems, software and equipment. Financing for this expansion has been obtained from the issuance of convertible notes and the exercise of outstanding warrants.

   In the current period financing activities provided $135,000. SD&A had a $500,000 line of credit with a bank which was fully drawn as of June 30, 1996. In December, 1996, SD&A obtained an increase in the line under a revised credit facility which includes a line of credit up to $750,000 and a term loan totaling $125,000. As of March 31, 1997, $746,000 was outstanding under the credit facility and $115,000 under the term loan. In April, 1997, Metro entered into a two-year renewable credit facility with a lender for a line of credit commitment up to a maximum of $1,500,000.

   In connection with the Metro acquisition, which was affected as of October 1, 1996, the Company issued promissory notes to the former shareholders of Metro in an aggregate principal amount of $1.0 million. Such notes bear interest at 6% per annum, are scheduled to mature June 30, 1998 and are convertible at the option of the holders thereof into 185,874 shares of Common Stock.

   As described in footnote 9 to the consolidated financial statements included in this Report on Form 10-QSB, on December 23, 1996, the Company and certain of its stockholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bear interest at a rate of 8% per annum and are repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes mature June 7, 1998; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were to be canceled at no cost to the Company, subject to completion of an underwritten public offering. The Offering was not consummated and, accordingly, the options were not canceled. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. The dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

   On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to an offering of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company (the "Offering"). It also related to the delayed sale of 1,381,056 shares of Common Stock by certain selling stockholders. Due to market conditions, on February 11, 1997, the Company withdrew the Registration Statement. As the Company had intended to refile the Registration Statement, Offering costs incurred through December 31, 1996, of $1.1 million were deferred as of December 31, 1996. Subsequently, the Company elected to pursue other sources of financing and chose not to refile the Registration Statement. As such, in the quarter ended March 31, 1997, the Company expensed $1.3 million in Offering costs, including those deferred at December 31, 1996, as well as additional costs incurred from January 1, 1997 through the date of the withdrawal.

   On February 26, 1997, the Company entered into a demand promissory note in the amount of $207,950, payable to a law firm for professional services related to the Company's withdrawn public offering. Interest was payable monthly at the rate of 7% per annum. In May, 1997, the note was repaid in full.

   In March 1997, as part of its corporate restructuring, the Company entered into non-interest bearing promissory notes payable to two former executive officers, with face values of $290,000 and $250,000, respectively, payable in equal monthly installments over eighteen months starting in May 1997.

   In March 1997, the Company accepted offers from certain warrant holders for the exercise of warrants for 3,152,500 shares of common stock at discounted exercise prices. In April 1997, the Company obtained $2,046,000, net of fees, from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. The proceeds of $3.9 million from the notes and warrant exercises will be used for capital expenditures, debt and registration cost repayment and general corporate purposes.

   As of March 31, 1997, the Company had not made its February 19, 1997 and March 19, 1997 payments, totaling an aggregate of $140,389, on its debt payable to the former owner of SD&A. These payments were made in full on April 1, 1997.

   Additional contingent payments in connection with the acquisition of SD&A, based on the achievement of certain defined earnings levels, may be due at the end of fiscal 1997 and 1998, which will continue to increase amortization expense in subsequent years.

   The Company believes that the funds available from operations, including the operations of Metro, exercise of warrants and issuances of convertible notes, the new Metro credit line and increase in SD&A credit line should be adequate to finance its operations, pay its accrued registration costs and enable the Company to meet operating requirements and interest and debt obligations through its fiscal year ending June 30, 1998. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. There can be no assurance, however, that such capital, if required, will be available on terms acceptable to the Company, if at all.

New Accounting Pronouncement
----------------------------

   The Financial Accounting Standards Board recently issued FASB Statement No. 128, "Earnings Per Share" which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect FASB Statement No. 128 will have on its financial statement; however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

a) Exhibits

Exhibit                                               Exhibit
Number     Item                                       --------------
--------   ----------------------------------------   (See Notes) (*)
    2.1    Agreement and Plan of Merger dated as      B (2.1)
           of October 1, 1996 between All-Comm
           Media Corporation, Metro Services
           Group, Inc., Metro Merger Corp. and the
           Shareholders named therein
    3.1    Certificate of Designation for Series C    A (3.7)
           Convertible Preferred Stock
   10.1    Form of promissory note of All-Comm        B (2.1)
           Media Corporation issued to former
           shareholders of Metro Services Group,
           Inc. (included in Exhibit 2.1)
   10.2    Form of Registration Rights Agreement      B (2.1)
           dated as of October __, 1996 between
           All-Comm Media Corporation and the
           Shareholders named therein (included in
           Exhibit 2.1)
   10.3    Amendment No. 1 to the Registration        C
           Rights Agreement dated as of October 9,
           1996
   10.4    Form of Employment Agreement between       B (2.1)
           Metro Services Group, Inc. and Mr. J.
           Jeremy Barbera (included in Exhibit 2.1)
   10.5    Form of Employment Agreement between       B (2.1)
           Metro Services Group, Inc. and Mr.
           Robert M. Budlow (included in Exhibit
           2.1)
   10.6    Form of Employment Agreement between       B (2.1)
           Metro Services Group, Inc. and Ms.
           Janet Sautkulis (included in Exhibit
           2.1)
   10.7    Form of Series C Convertible Preferred     A (10.26)
           Stock Private Placement Purchase
           Agreement
   10.8    Form of Warrant Certificate Issued to      A (10.26)
           holders of Series C Convertible
           Preferred Stock (included in Exhibit
           10.7)
   10.9    Form of letter dated September 10, 1996    C
           rescinding Private Placement Agreement
           dated June 7, 1996
   10.10   Form of Series B Conversion Agreement      A (10.30)
   10.11   Form of Warrant Cancellation Agreement     A (10.31)
   10.12   Form of Series C Repurchase and            A (10.32)
           Exchange Agreement
   10.13   Form of Option Cancellation Agreement      A (10.33)
   10.14   Form of Amended and Restated Series B      A (10.34)
           Conversion Agreement
   10.15   Form of Amended and Restated Series C      A (10.35)
           Repurchase and Exchange Agreement
   10.16   Form of Amended and Restated Option        A (10.36)
           Cancellation Agreement
   10.17   Loan Agreement and Credit Facility,        D
           dated December 27, 1996, by and between
           Stephen Dunn & Associates, Inc. and 1st
           Business Bank
   10.18   Demand Promissory Note dated February      E
           26, 1997
   10.19   Security Agreement between Milberg         E
           Factors, Inc. and Metro Services
           Group, Inc.
   10.20   Severance Agreement with Barry Peters      E
   10.21   Severance Agreement with E. William        E
           Savage
   10.22   Form of Private Placement Purchase         E
           Agreement and Convertible Note
   11.1    Statement Regarding Computation of Net     E
           Loss Per Share
   27.1    Financial Data Schedule                    E

Notes relating to Exhibits

A Incorporated by reference to the Company's Registration Statement on Form SB-
  2, filed on October 17, 1996.

B Incorporated by reference to the Company's Report on Form 8-K dated October
  11, 1996.

C Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.

D Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended December 31, 1996.

E Filed herewith.

* Numbers in parentheses next to any of the above letters A and B refer to the exhibit numbers within each document from which the Exhibit is incorporated by reference herein.


b) Reports on Form 8-K

   None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ALL-COMM MEDIA CORPORATION
                              (Registrant)


                              By: /s/ J. Jeremy Barbera
                                  --------------------------------------
                                  J. Jeremy Barbera
                                  Chairman and Chief Executive Officer


                              By: /s/ Scott Anderson
                                  --------------------------------------
                                  Scott Anderson
                                  Chief Financial and Accounting Officer

                              Date: May 12, 1997