Form 10-K/A
period 1996-06-30
MARKETING SERVICES GROUP INC
filed 1997-07-10
CIK 14280

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

     For the transition period from ______________ to________________
                        Commission file number 0-16730
                          ALL-COMM MEDIA CORPORATION
            (Exact name of registrant as specified in its charter)

               Nevada                                   88-0085608
   (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)

400 Corporate Pointe, Suite 780
Culver City, California                            90230
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:           (310) 342-2800
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

         On June 7, 1996, the Company completed the private placements with accredited investors of 6,200 shares of Series B redeemable convertible preferred stock for $3,100,000. The preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred stockholders are entitled to their original investment, plus accrued, unpaid dividends or, if unavailable, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the rate of 6% per annum. The convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the lesser of the price paid divided by $1.25, or 80% of the average closing sales price of the Company's common stock for the last five days prior to conversion, and is subject to certain restrictions, including automatic conversion on the second anniversary of its issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,100,000 shares of common stock exercisable at $2.50 for three years.

         On June 7, 1996, the Company completed the private placements with accredited investors of $1,000,000 of convertible notes and warrants for 3,000,000 shares of common stock.

         Subsequent to June 30, 1996, the notes and warrants were rescinded retroactive to June 7, 1996. In addition, on September 10, 1996, effective as of June 7, 1996, the Company completed a private placement of 2,000 shares of Series C redeemable convertible preferred stock with the same accredited investors for $1,000,000. The Series C convertible preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred shareholders are entitled to their original investment, plus accrued unpaid dividends or, if available, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the same rate of 8% per annum, increasing to 24% on October 7, 1996, in the event that the shares are not registered. The Series C convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the price paid divided by $6.00, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,000,000 shares of common stock exercisable at $3.00 for three years.

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

Termination of Other Business Matters:

         As part of the Company's strategy to expand through the acquisition of companies in the direct marketing, information and media services industry, numerous negotiations occur, some of which may result in preliminary agreements. In the course of the Company's due diligence, these agreements may be abandoned or terminated for different reasons which may include non-substantiation of the target company's financial condition, unsatisfactory analysis of the target company's operations and/or financial projections, and numerous other matters. From time to time, and in the ordinary course of business, the Company is likely to enter into preliminary agreements which, upon further analysis or negotiations, may become abandoned or terminated. Accordingly, in March 1996, the Company terminated its agreement to acquire Bullseye Database Marketing, Inc., (`Bullseye") when the Company determined that certain conditions would not be satisfied in respect of its initial agreement dated December 20, 1995. Similarly, in February 1996, the Company abandoned its negotiations to acquire Forms Direct, Inc. ("FDI") in respect of its letter of intent dated September 28, 1995, and formally terminated all pending matters in August 1996.

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

                                                    Common Stock
                                       Low Sales Price        High Sales Price
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

                                               As of and for the years ended June 30,
                                  1996           1995 (1)(3)          1994 (3)        1993 (3)          1992 (3)
                               ----------       ------------        ----------       ----------        ----------
OPERATING DATA:  (2)
  Sales                       $15,889,210        $3,630,828
  Loss from operations           (460,437)       (1,255,924)         $(844,417)     $(1,992,500)      $(1,515,754)
  Gains from
    sales of securities              -            1,579,539            937,365        3,177,203            59,331
  Interest expense and
    loan commitment fee          (505,128)         (394,200)            (7,165)         (43,604)          (24,292)
  Income (loss) from
    continuing operations      (1,094,373)         (130,859)            86,807          979,457        (1,060,460)
  Net income (loss)            (1,094,373)          110,397         (2,809,887)      (1,115,338)       (1,863,779)
  Income (loss) per
    common share: (4)
  Continuing operations            (.36)            (0.07)              0.06              0.71            (1.03)
  Net income (loss)                (.36)             0.06              (1.91)            (0.82)           (1.81)
Weighted average common
  shares and equivalents        3,068,278         1,807,540          1,468,747        1,373,160         1,032,442

BALANCE SHEET DATA: (2)
  Working capital               1,650,725           577,809           (233,572)         818,792           921,603
  Total assets                 13,301,066        11,824,491          1,639,733        2,657,561         4,319,038
  Long-term obligations,
    net of current portion      1,516,667         3,000,000
  Redeemable convertible
    preferred stock             1,306,358
  Stockholders' equity          6,944,536         5,164,532            665,917        2,119,618         2,649,157


(1)Reflects operations of Alliance and SD&A for the period beginning with the acquisition on April 25, 1995.

(2)See Description of Business and Management's Discussion and Analysis for discussion of businesses discontinued and acquired - 1995.

(3)Certain of the above amounts have been restated to reflect discontinued operations.

(4)Primary and fully diluted income (loss) per common share are the same in all fiscal years except 1993. Fully diluted income per common share from continuing operations and net loss in fiscal 1993 was $.70 and $(.79), respectively.

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

       Interest expense increased $411,000 in the current fiscal year and related primarily to the acquisition of $4,500,000 of debt in the Alliance and SD&A acquisition on April 25, 1995.

       Pretax income from SD&A operations totaled $1,363,000 in the current year and corporate expenses totaled $2,317,000, including $851,000 in corporate depreciation, amortization and interest expense.

       In the current fiscal year, the income tax provision on continuing operations totaled approximately $141,000 on losses from continuing operations of $953,000. The provision resulted from state and local taxes incurred on taxable income at the subsidiary level not reduced by losses incurred at other levels on which no tax benefits were available.

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

         On June 7, 1996, the Company completed a private placement with certain accredited investors of 6,200 shares of Series B Redeemable Convertible Preferred Stock for $3,100,000 and 2,000 shares of Series C Redeemable Convertible Preferred Stock for $1,000,000. In addition, the Company issued warrants to the Series B preferred shareholders to acquire a total of 3,100,000 shares of Common Stock at an exercise price of $2.50 per share for three years, starting with and subject to the availability of shares following shareholder authorization of additional common shares. The Company issued warrants to the Series C preferred shareholders for 3,000,000 shares of Common Stock at an exercise price of $3.00 per share for three years, starting with and subject to the availability of shares following shareholder authorization of additional common shares.

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


Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

         The Company's executive officers, directors and significant employees and their positions with the Company are as follows:

     Name                        Age                   Position
     Barry Peters................55    Chairman of the Board of Directors and
                                         Chief Executive Officer
     E. William Savage...........54    Director, President, Chief Operating
                                         Officer, Secretary and Treasurer
     S. James Coppersmith........63    Director
     Seymour Jones...............65    Director
     C. Anthony Wainwright.......63    Director
     J. Jeremy Barbera...........40    Director and Vice President, All-Comm
                                         Media and President and Chief
                                         Executive Officer of Metro
     Stephen Dunn................46    Vice President, All-Comm Media and
                                         President and Chief Executive Officer
                                         of SD&A
     Robert M. Budlow............35    Vice President, All-Comm Media and
                                         Executive Vice President and Chief
                                         Operating Officer of Metro
     Scott A. Anderson...........39    Chief Financial Officer
     Thomas Scheir...............43    Vice President and Chief Operating
                                         Officer of SD&A

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

Mr. Savage has been a Director and President, Chief Operating Officer, Secretary, and Treasurer of the Company since the acquisition of Alliance in April 1995 and has 27 years of executive business experience with emphasis on operations, marketing and business development. Prior thereto, he served as President of Alliance, which he co-founded, since its formation in 1994. In addition, Mr. Savage has been serving since 1991 as a director and as President of MovieTheatre Associates, Inc. and Movie Theatre Holdings, Inc., a general partner and a limited partner, respectively, of Movie Theatre Investors Ltd., an investment partnership that owns and operates movie theatres.

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

                                                                                                    Long-Term
                                                                                               Compensation Awards
                                            Fiscal Year           Annual                Restricted            Securities
                                               Ended           Compensation                Stock              Underlying
                                            June 30,(1)         Salary ($)               Awards($)          Options/SARs(#)
                                            ----------          ----------               ---------          ---------------
Name and Principal Position
Barry Peters                                   1996               100,626                  32,058               150,000
    Chairman of the Board and                  1995                26,442
    Chief Executive Officer
E. William Savage                              1996               100,626                  32,058               150,000
    President, Chief Operating                 1995                26,442
    Officer, Secretary and Treasurer
Stephen Dunn                                   1996               228,462                                         5,000
    Vice President, All-Comm Media             1995                42,308
    and President and Chief
    Executive Officer of SD&A
Thomas Scheir                                  1996               128,461                                        12,500
    Executive Vice President, SD&A             1995                21,635

(1) Prior to the acquisition of Alliance in April, 1995 none of the Named Executive Officers was an officer or employee of the Company. Therefore, compensation for each of the Named Executive Officers is shown only for the prior two fiscal years. In addition, because the acquisition of Alliance took place in April, 1995, the compensation shown for each of the Named Executive Officers for the fiscal year ended June 30, 1995 reflects only two months of compensation in such fiscal year.

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

                                                    Individual Grants(1)
                              -------------------------------------------------------------        Potential Realizable
                                Number of       % of Total                                        Value at Assumed Annual
                               Securities      Options/SARs                                          Rates of Stock
                               Underlying       Granted to        Exercise or                     Price Appreciation for
                              Options/SARs     Employees in      Base Price($)   Expiration          Option Term (2)
                               Granted (#)    Fiscal Year(3)    (per share(4))      Date            5%            10%
                               -----------    --------------    --------------      ----            --            ---
Name
Barry Peters.................    150,000           29%               $2.00        12/01/02        $122,130      $284,615
E. William Savage............    150,000           29%                2.00        12/01/02         122,130       284,615
Stephen Dunn.................      5,000            1%                3.38        01/08/99           2,660         5,586
Thomas Scheir................     12,500            2%                2.00        12/01/02          10,178        23,718


(1) Since June 30, 1996 through the date hereof, options currently exercisable for 300,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), have been granted to each of Mr. Peters and Mr. Savage. No other additional options have been granted during this period to any of the Named Executive Officers.
(2) Potential realizable value was calculated using an assumed annual compounded growth rate over the term of the option of 5% and 10%, respectively. Use of this model should not be viewed in any way as a forecast of the future performance of the Common Stock, which will be determined by future events and unknown factors.
(3) During the fiscal year ended June 30, 1996, all employees and all non-employee Directors of the Company received stock options for a total of 525,003 shares of Common Stock.
(4) Exercise price is the closing sales price of the Common Stock as reported on The Nasdaq SmallCap MarketSM on the date of the grant.

         The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 1996.

                                                   Number of Securities               Value of Unexercised
                                                  Underlying Unexercised              In-the-Money Options/
                                                  Options/SARs at Fiscal               SARs at Fiscal Year
                                                       Year End (#)                        End ($) (1)
                                                       ------------                        -----------
     Name                                        Exercisable/Unexercisable          Exercisable/Unexercisable
     Barry Peters............................            150,000/0                         506,250/0
     E. William Savage.......................            150,000/0                         506,250/0
     Stephen Dunn............................              5,000/0                          10,000/0
     Thomas Scheir...........................             12,500/0                          42,188/0


(1) Fair market value of $5.375 per share at June 30, 1996 was used to determine the value of in-the-money options.


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


Item 12 - Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 10, 1996 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.
                                                Amount and Nature of Common
                                                 Stock Beneficially Owned
Name and Address of Beneficial Holder(1)         Number             Percent
----------------------------------------         ------             -------
Directors and executive officers:
Barry Peters (2)                                676,536              12.2%
E. William Savage (3)                           672,868              12.1
S. James Coppersmith (4)                         50,000               1.0
Seymour Jones (4)                                50,000               1.0
C. Anthony Wainwright (5)                        68,408               1.3
J. Jeremy Barbera (6)                         1,199,924              23.0
Stephen Dunn (7)                                138,716               2.7
Thomas Scheir (8)                                12,875                *
All Directors and executive officers
  as a group (10 persons)                     3,511,444              55.5

5% Stockholders(9):
Naomi Bodner (10)                             2,011,500              28.3
Laura Huberfeld (10)                          2,011,500              28.3
Newark Sales Corp. (11)                       1,583,333              23.7
Saleslink Ltd. (11)                           1,583,333              23.7
Robert Budlow (12)                              599,962              11.6
Seth Antine (13)                                360,000               6.6
Irwin Gross (14)                                270,000               5.0
-------------
*Less than 1%
(1) Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be. Except as otherwise noted, each person has an address in care of the Company.
(2)  Includes 450,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable options and 31,375 beneficially owned shares of Common Stock owned by family members with respect to which Mr. Peters disclaims beneficial ownership.
(3) Includes 450,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable options and 21,878 beneficially owned shares of Common Stock owned by family members with respect to which Mr. Savage disclaims beneficial ownership.
(4) Includes 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.
(5) Includes 15,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable options and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of a contractual right to purchase warrants exercisable for such Common Stock pursuant to Mr. Wainwright's consulting agreement with the Company.
(6) Includes 111,524 beneficially owned shares of Common Stock issuable upon conversion of a convertible promissory note of the Company in the aggregate face amount of $600,000 issued to Mr. Barbera in connection with the Company's acquisition of Metro.
(7) Includes 5,000 beneficially owned shares of Common Stock issuable upon exercise of currently exercisable warrants.
(8) Includes 12,500 beneficially owned shares of Common Stock issuable upon exercise of currently exercisable options.
(9) The address for each of the 5% Stockholders is as follows: c/o Broad Capital Associates, Inc., 152 West 57th Street, New York, New York 10019, except for Mr. Budlow, whose address is in care of the Company.
(10) Prior to the Offering, 1,000,000 of this 5% Stockholder's total number of beneficially owned shares of Common Stock are issuable upon exercise of currently exercisable warrants and 800,000 beneficially owned shares of Common Stock are issuable upon conversion of shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), subject in each case to this 5% Stockholder's sole investment power. The remaining 211,500 beneficially owned shares of Common Stock are owned by Naomi Bodner/Laura Huberfeld Partnership (the "Bodner/Huberfeld Partnership") and are subject to a shared investment power. Each of Naomi Bodner and Laura Huberfeld disclaims beneficial ownership of the shares of Common Stock beneficially owned by the other and the shares of Common Stock beneficially owned by the Bodner/Huberfeld Partnership.
(11) 83,333 of this 5% Stockholder's total number of beneficially owned shares of Common Stock are issuable upon conversion of shares of Series C Preferred Stock and 1,500,000 beneficially owned shares of Common Stock issuable upon exercise of currently exercisable warrants.
(12) Includes 55,762 beneficially owned shares of Common Stock issuable upon conversion of a convertible promissory note of the Company in the aggregate face amount of $300,000 issued to Mr. Budlow in connection with the Company's acquisition of Metro.
(13) 200,000 of this 5% Stockholder's total number of beneficially owned shares of Common Stock issuable upon exercise of currently exercisable warrants, and 160,000 beneficially owned shares of Common Stock are issuable upon conversion of shares of Series B Preferred Stock.
(14) 150,000 of this 5% stockholder's total number of beneficially owned shares of Common Stock are issuable upon exercise of currently exercisable warrants, and 120,000 beneficially owned shares of Common Stock are issuable upon conversion of shares of Series B Preferred Stock.

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

                                   PART IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(A)(1) Financial statements - see "Index to Financial Statements and Financial Statement Schedules" on page 41.

   (2) Financial statement schedule - see "Index to Financial Statements and Financial Statement Schedule" on page 41.

   (3)   Exhibits:

           3 (i)     Amended and Restated Articles of Incorporation (b)
           3 (ii)    Certificate of Amendment to the Amended and Restated
                       Articles of Incorporation of the Company (b)
           3 (iii)   Certificate of Amendment to Articles of Incorporation (e)
           3 (iv)    By-Laws (b)
           3 (v)     Certificate of Amendment of Articles of Incorporation (h)

           10.1      1991 Stock Option Agreement (c)
           10.2 Operating Covenants Agreement, dated April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn (d)
           10.3 Pledge Agreement, dated as of April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn (d)
           10.4      Option Agreement (e)
           10.5      Amendment to Option Agreement (f)
           10.6      Memorandums of Understanding (f)
           10.7 Sample Series B Convertible Preferred Stock Subscription Agreement (g)
           10.8      Sample Private Placement Purchase Agreement for
                     Convertible Notes (g)
           10.9 Letter from Seller of SD&A agreeing to long-term obligation payment and restructuring (g)
           10.10     Sample Convertible Notes Rescission Letter (h)
           10.11 Sample Series C Convertible Preferred Stock Subscription Agreement (h)

           11.       Statement re: computation of per share earnings (a)

           22.1      List of Company's subsidiaries (a)

           27        Financial Data Schedule (a)

     (a)  Incorporated herein.
     (b)  Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192
     (c) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 33-43520
     (d) Incorporated herein by reference to Form 8-K Current Report of All-Comm Media Corporation dated April 25, 1995
     (e)  Incorporated  by reference to the  Company's Report  on Form  10-K for the  fiscal  year  ended  June 30,  1995
     (f) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996
     (g) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996
     (h) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1996

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

ALL-COMM MEDIA CORPORATION (Registrant)


By  /s/ Barry Peters
Barry Peters,
Chairman of the Board and Chief Executive Officer

Date:  September 18, 1996
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                         Date


/s/ Barry Peters               Chairman of the Board and     September 18, 1996
Barry Peters                   Chief Executive Officer


/s/ E. William Savage          Director, President and       September 18, 1996
E. William Savage              Chief Operating Officer


/s/ Scott Anderson             Chief Financial and           September 18, 1996
Scott Anderson                 Accounting Officer


/s/ S. James Coppersmith       Director                      September 18, 1996
S. James Coppersmith


/s/ Seymour Jones              Director                      September 18, 1996
Seymour Jones


/s/ C. Anthony Wainwright      Director                      September 18, 1996
C. Anthony Wainwright

The foregoing constitute all of the Board of Directors.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS AND
                           FINANCIAL STATEMENT SCHEDULE
                               [Items 8 and 14(a)]



(1)      FINANCIAL STATEMENTS:                                          Page

         Report of Independent Public Accountants                         42

         Consolidated Balance Sheets
           June 30, 1996 and 1995                                         43

         Consolidated Statements of Operations
           Years Ended June 30, 1996, 1995 and 1994                       44

         Consolidated Statements of Stockholders' Equity
           Years Ended June 30, 1996, 1995 and 1994                       45

         Consolidated Statements of Cash Flows
           Years Ended June 30, 1996, 1995 and 1994                      46-47

         Notes to Consolidated Financial Statements                      48-59


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


                                   /s/ COOPERS & LYBRAND L.L.P.

Los Angeles,  California
September 19, 1996, except
for Note 19 as to which the
date is December 17, 1996

                     ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS - JUNE 30, 1996 AND 1995

                                                      1996              1995
                                                      ----              ----
                                                 (as restated)
ASSETS
Current assets:
    Cash and cash equivalents                     $1,393,044        $ 1,217,772
    Accounts receivable, net of allowance
       for doubtful accounts of $34,906 and
       $40,552 in 1996 and 1995, respectively      2,681,748          2,067,977
    Land held for sale at cost                       921,465            766,651
    Other current assets                             107,658            116,468
                                                 -----------        -----------
        Total current assets                       5,103,915          4,168,868
Property and equipment at cost, net                  299,045            344,154
Intangible assets at cost, net                     7,851,060          7,272,769
Other assets                                          47,046             38,700
                                                 -----------        -----------
        Total assets                             $13,301,066        $11,824,491
                                                 ===========        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short term borrowings                        $   500,000
    Note payable to bank                                            $    49,694
    Note payable other                                                   72,000
    Trade accounts payable                           470,706            365,638
    Accrued salaries and wages                       706,039            641,507
    Other accrued expenses                           758,112            683,954
    Income taxes payable                              10,000             94,565
    Current portion of long term
      obligations to related party                    583,333         1,500,000
    Related party payable                             425,000           183,701
                                                  -----------       -----------
        Total current liabilities                   3,453,190         3,591,059
Long term obligations to related party
  less current portion                              1,516,667         3,000,000
Other liabilities                                      80,315            68,900
                                                  -----------       -----------
Total liabilities                                   5,050,172         6,659,959
                                                  -----------       -----------
Commitments and contingencies:
Redeemable  convertible  preferred stock -
    of $.01 par value;  shares issued and
    outstanding: 6,200 shares of Series B
    (none in 1995) ($3,112,130 involuntary
    liquidation preference); 2,000 shares
    of Series C (none in 1995)($1,005,360
    involuntary liquidation preference)             1,306,358
                                                  -----------
Stockholders' equity:
    Convertible  preferred  stock - $.01 par
        value;  50,000  shares  authorized,
        8,200 redeemable shares issued and
        outstanding                                    -                -
    Common stock - authorized 6,250,000
        shares of $.01 par value at June 30,
        1996, increased on August 14, 1996
        to 36,250,000; 3,198,534 and 3,028,092
        shares issued, respectively                    31,985            30,281
    Additional paid-in capital                     13,173,520        10,300,847
    Accumulated deficit                            (6,125,500)       (5,031,127)
    Less 11,800 shares of common stock
        in treasury, at cost                         (135,469)         (135,469)
                                                  -----------       -----------
        Total stockholders' equity                  6,944,536         5,164,532
                                                  -----------       -----------
        Total liabilities and
          stockholders' equity                    $13,301,066       $11,824,491
                                                  ===========       ===========

See Notes to Consolidated Financial Statements.

                   ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                             1996         1995          1994
                                          ----------   ----------    ----------
                                        (as restated)
     Sales                               $15,889,210   $3,630,828
     Cost of sales                        10,882,437    2,434,011
                                          ----------   ----------
         Gross profit                      5,006,773    1,196,817
     Operating Expenses:
     Selling, general and administrative  (5,105,673)  (2,381,912)   $ (823,417)
     Service fees of related parties                       (5,728)      (21,000)
     Amortization of intangible assets      (361,537)     (65,101)
                                          ----------   ----------    ----------
         Loss from operations               (460,437)  (1,255,924)     (844,417)
                                          ----------   ----------    ----------
     Other income (expense):
         Gain from sales of securities                  1,579,539       937,365
         Loan commitment fee                             (300,000)
         Dividends                                                        7,237
         Interest income                      12,276       13,679
         Interest expense                   (505,128)     (94,200)       (7,165)
         Other, net                                         1,047       (19,813)
                                          ----------   ----------    ----------
         Total                              (492,852)   1,200,065       917,624
                                          ----------   ----------    ----------
         Income (loss)from continuing
           operations before income
           taxes                            (953,289)     (55,859)       73,207
         Credit (provision) for income
           taxes                            (141,084)     (75,000)       13,600
                                          ----------   ----------    ----------

     Income (loss) from continuing
         operations before discontinued
         operations                       (1,094,373)    (130,859)       86,807
     Gain on sale of discontinued
         operations                                       322,387
     Loss from discontinued operations                    (81,131)   (2,896,694)
                                          ----------   ----------    ----------
         Net income (loss)               $(1,094,373)  $  110,397   $(2,809,887)
                                          ==========   ==========    ==========

     Income (loss) per common share:
         From continuing operations         $(.36)        $(.07)        $ .06
         From discontinued operations                       .13         (1.97)
                                            -----         -----         -----
     Income (loss) per common share         $(.36)        $ .06        $(1.91)
                                            =====         =====        ======

     Weighted average common and common
         equivalent shares outstanding     3,068,278    1,807,540     1,468,747
                                           =========    =========     =========

     Primary and fully diluted income (loss) per common share are the same in fiscal years 1996, 1995 and 1994.

     See Notes to Consolidated Financial Statements.

                                  ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    YEARS ENDED JUNE 30, 1996, 1995 AND 1994
                                                 (as restated)

                             Convertible                        Additional
                           Preferred Stock      Common Stock     Paid-in    Accumulated   Treasury Stock    Receivable
                           Shares   Amount    Shares   Amount    Capital      Deficit     Shares   Amount   for Shares    Totals
Balance June 30, 1993                       1,252,192  $12,522  $4,667,952  $(2,331,637) (5,550) $(29,219)  $(200,000)  $2,119,618
Issuance of restricted
  shares for litigation
  settlement                                   25,000      250     249,750                                                 250,000
Purchase of shares - cash                                                                (6,250) (106,250)                (106,250)
Receivable paid-at discount                                        (66,667)                                   200,000      133,333
Shares issued upon
  exercise of stock
  options and warrants                        159,641    1,596     991,173                                                 992,769
Discounts granted on
  exercise of options                                               86,334                                                  86,334
Net loss                                                                     (2,809,887)                                (2,809,887)
                           -------------------------------------------------------------------------------------------------------
Balance June 30, 1994                       1,436,833   14,368   5,928,542   (5,141,524)(11,800) (135,469)       --        665,917
Issuance of restricted
  shares for litigation
  settlement                                   37,500      375     149,625                                                 150,000
Issuance of restricted
  shares for merger with
  Alliance Media Corp.                      1,025,000   10,250   2,734,750                                               2,745,000
Issuance of restricted
  shares as finders fees                       42,500      425     138,325                                                 138,750
Private placement of
  shares-cash                                 413,759    4,138   1,014,537                                               1,018,675
Shares issued upon
  exercise of stock
  options and warrants                         72,500      725     207,193                                                 207,918
Discounts granted on
  exercise of options                                              127,875                                                 127,875
Net income                                                                      110,397                                    110,397
                           -------------------------------------------------------------------------------------------------------
Balance June 30, 1995                       3,028,092   30,281  10,300,847   (5,031,127)(11,800) (135,469)       --      5,164,532
Issuance of common
  shares as compensation
  to employees, directors
  and consultants                              95,442      954     218,974                                                 219,928
Sale of shares (including
  12,500 to related parties)                   75,000      750     119,250                                                 120,000
Sale of Series A
  Preferred Stock           10,000   $100                          686,669                                                 686,769
Repurchase of Series A
  Preferred Stock          (10,000)  (100)                        (812,400)                                               (812,500)
Warrants issued with
  Preferred Stock                                                2,672,522                                               2,672,522
Warrants issued to con-
  sultants and creditors                                            82,626                                                  82,626
Accretion of redeemable
  convertible preferred
  stock                                                            (94,968)                                                (94,968)
Net loss                                                                    (1,094,373)                                 (1,094,373)
                           -------------------------------------------------------------------------------------------------------
Balance June 30, 1996                $       3,198,534 $31,985 $13,173,520 $(6,125,500)(11,800)$(135,469)  $   --       $6,944,536
                           =======================================================================================================


See Notes to Consolidated Financial Statements.

                                    ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     YEARS ENDED JUNE 30, 1996, 1995 AND 1994

                                                                        1996                1995               1994
                                                                     ----------          ----------         ----------
                                                                   (as restated)
Operating activities:
    Net income (loss)                                               $(1,094,373)          $110,397         $(2,809,887)
    Adjustments to reconcile loss to net cash used in
      operating activities:
        Gains from sales of securities                                                  (1,579,539)           (937,365)
        Gain on sale of STI                                                               (322,387)
        Depreciation                                                    139,881             52,348              39,306
        Amortization                                                    361,537             65,101
        Deferred income tax                                                                                    (13,600)
        Loss on disposal of assets                                                          30,319
        Discount on exercise of options                                                    127,875              86,334
        Stock issuances to employees,  directors and consultants        193,677
        Warrant issuances  to  consultants  and  creditors               82,626
        Accrued  interest on redeemable convertible preferred stock      17,490
        Issuance of stock and note for consultant termination
          settlement                                                                                           394,000
    Changes in assets and liabilities net of effects from
       acquisition:
        Accounts receivable                                            (613,771)          (377,631)
        Income tax refund receivable                                                                            55,000
        Other current assets                                             38,710            (16,844)             (3,778)
        Other assets                                                     (8,346)            20,519              61,959
        Trade accounts payable                                          105,068           (147,360)              1,689
        Accrued expenses and other current liabilities                  (21,674)             6,757               3,784
        Income taxes payable                                            (84,565)            55,000
        Discontinued operations, net                                                      (152,662)            936,564
                                                                      ---------          ---------           ---------
    Net cash used in operating activities                              (883,740)        (2,128,107)         (2,185,994)
                                                                      ---------          ---------           ---------
Investing activities:
    Proceeds from sales of investments in securities                                     2,682,811           1,244,090
    Purchase of investment in securities                                                (1,063,272)
    Proceeds from sale of STI                                                              800,000
    Proceeds from sales of fixed assets                                                     11,000
    Acquisition of Alliance Media Corporation, net of cash
        acquired of $567,269                                                               259,088
    Payments relating to acquisition of Alliance & SD&A                (477,704)
    Purchase of property and equipment                                  (94,772)           (43,905)             (6,653)
    Land development costs                                                                 (10,526)
    Investing activities of discontinued operations, net                                                       (42,271)
                                                                      ---------          ---------           ---------
        Net cash provided by (used in) investing activities            (572,476)         2,635,196           1,195,166
                                                                      ---------          ---------           ---------
Financing activities:
    Repurchase of preferred stock                                      (812,500)
    Proceeds from issuances of common stock                             120,000          1,226,593             992,769
    Proceeds from issuances of preferred stock and warrants           4,570,682
    Proceeds from land option                                           150,000
    Proceeds from  bank loans                                           500,000                                150,000
    Repayments of bank loans                                            (49,694)          (513,059)
    Proceeds from note payable other                                                     1,000,000
    Repayments of note payable other                                    (72,000)        (1,072,000)           (200,000)
    Related party borrowing (repayment)                              (2,775,000)          (350,000)            350,000
    Repurchase of common stock                                                                                (106,250)
    Proceeds from receivable for shares                                                                        133,333
    Financing activities of discontinued operations                                                            (19,350)
                                                                     ----------         ----------           ---------
    Net cash provided by financing activities                         1,631,488            291,534           1,300,502
                                                                     ----------         ----------           ---------
Net increase in cash and cash equivalents                               175,272            798,623             309,674
    Cash and cash equivalents at beginning of year                    1,217,772            419,149             109,475
                                                                     ----------         ----------           ---------
Cash and cash equivalents at end of year                             $1,393,044         $1,217,772           $ 419,149
                                                                     ==========         ==========           =========
Supplemental disclosures of cash flow data:
    Cash paid (received) during the year for:
        Interest                                                       $455,276            $60,422          $   20,771
        Financing charge                                                                  $300,000
        Income tax paid (refunded)                                     $155,025            $15,000          $  (55,000)


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

Accrued and unpaid interest on shares of redeemable convertible preferred stock during fiscal 1996 totaled $17,490.

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

    Available-for-sale Investments:
         Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's marketable equity securities are accounted for at market value (Note 16). The fair market value of short- and long-term investments is determined based on quoted market prices for those investments.

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

         Equipment    5 years
         Furniture and fixtures..................2 to 7 years
         Computer equipment and software.........3 to 5 years
                      Leasehold improvements.....over the useful life of the
                                                   assets or term of the lease,
                                                   whichever is shorter

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

    Revenue recognition:
         Sales represent fees earned by SD&A which are recorded when pledged cash is received by SD&A's clients for on-site campaigns and when services are provided for off-site campaigns.

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

    Earnings (loss) per share:
         Primary earnings (loss) per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed based on the weighted average number of common shares outstanding and common share equivalents attributable to the effects, if dilutive, of the assumed exercise of outstanding stock options and warrants, and the conversion of all redeemable convertible preferred stock.

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

         These acquisition terms were revised pursuant to the Company private placement financing which occurred on June 7, 1996 (see "Private Placements of Convertible Preferred Stock") whereby the long term obligations were revised and approximately $2.0 million was paid in June, 1996. The balance of $2.1 million is payable in 36 monthly principal payments of $58,333, plus interest at 8%, starting September 19, 1996.

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

                                                          Unaudited
                                                      1995         1994
         Net sales                                $15,013,000   $12,685,000
         Income (loss) from continuing operations    (113,911)      235,965
         Income (loss) from continuing operations
            per common share                         $(.04)        $0.10

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

5.  PROPERTY AND EQUIPMENT
         Property and equipment of continuing operations at June 30, 1996 and 1995 consisted of the following:
                                                    1996               1995
            Office furnishings and equipment      $302,607           $246,157
            Leasehold improvements                 169,771            131,447
                                                  --------           --------
                                                   472,378            377,604
            Less accumulated depreciation
                and amortization                  (173,333)           (33,450)
                                                  --------           --------
                                                  $299,045           $344,154
                                                  ========           ========

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

7.  INTANGIBLE ASSETS:
     Intangible assets at June 30, 1996 and 1995, consist of the following:
                                            1996                1995
     Covenant not to compete             $1,000,000          $1,000,000
     Goodwill                             7,277,698           6,337,870
                                         ----------          ----------
                                          8,277,698           7,337,870
     Less accumulated amortization         (426,638)            (65,101)
                                         ----------          ----------
                                         $7,851,060          $7,272,769
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

         Future minimum rental commitments under all non-cancelable leases, as of fiscal years ending June 30, are as follows:

                   1997          $324,978
                   1998           310,968
                   1999           199,609
                   2000           130,858
                   2001           130,858
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

13.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:
         On June 7, 1996, the Company completed the private placements with accredited investors of 6,200 shares of Series B redeemable convertible preferred stock for $3,100,000. The preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred stockholders are entitled to their original investment, plus accrued, unpaid dividends or, if unavailable, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the rate of 6% per annum. The convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the company at the lesser of the price paid divided by $1.25, or 80% of the average closing sales price of the Company's common stock for the last five days prior to conversion, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,100,000 shares of common stock exercisable at $2.50 for three years.

         On June 7, 1996, the Company completed the private placements with accredited investors of $1,000,000 of convertible notes and warrants for 3,000,000 shares of common stock. Subsequent to year end, the notes and warrants were rescinded retroactive to June 7, 1996 and replaced with 2,000 shares of Series C redeemable convertible preferred stock for $1,000,000. The Series C redeemable convertible preferred stock is preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred shareholders are entitled to their original investment, plus accrued unpaid dividends or, if available, a ratable distribution of existing assets. The holders of the stock are entitled to receive a dividend payable only on redemption or credited against conversion, which shall accrue at the same rate of 8% per annum. The Series C redeemable convertible preferred stock is convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the price paid divided by $6.00, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,000,000 shares of common stock exercisable at $3.00 for three years.

         The Company allocated the net proceeds received on the sales of each series of preferred shares and warrants based on the relative fair values of the securities at the time of issuance.

14.  STOCKHOLDERS' EQUITY:
         Preferred Stock: On May 9, 1996, the Company completed the private placement with an institutional investor of 10,000 shares of Series A convertible preferred stock for $750,000, $687,000 net after offering costs. The convertible preferred stock was convertible into common shares of the Company at the lesser of the price paid divided by $2.50, or 80% of the closing bid price of the Company's common stock for the five trading days immediately prior to the conversion date, and was subject to certain restrictions.

         In connection with the June 7, 1996 transactions, as described above, the Company reacquired the 10,000 shares of Series A convertible preferred stock for $800,000 plus fees of $12,500.

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

          As of June 30, 1996, the Company has the following outstanding warrants to purchase 6,370,577 shares of common stock:


                                         Date                    Shares of Common             Exercise Price Per
         Date Issued                  Exercisable               Stock upon Exercise          Share of Common Stock
         April 1995                   April 1995                      33,750                     $6.00-8.00
         May 1995                     May 1995                        11,827                        $6.00
         October 1995                 October 1995                    30,000                        $2.50
         January 1996                 January 1996                    32,500                     $3.375-8.00
         February 1996                February 1996                   15,000                     $3.00-4.00
         April 1996                   April 1996                      22,500                        $1.60
         May 1996                     May 1996                       100,000                        $4.50
         June 1996                    June 1996                       25,000                        $4.50
         June 1996                    August 1996                  6,100,000                     $2.50-$3.00
                                                                   ---------
         Total as of June 30, 1996                                 6,370,577
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

         The following summarizes the stock option transactions under the 1991 Plan for the three fiscal years ended June 30, 1996:
                                                  Number         Option Price
                                                of Shares         Per Share
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

         The following summarizes transactions outside the 1991 Plan for the three fiscal years ended June 30, 1996:
                                                Number           Option Price
                                               of Shares          Per Share
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

15.  INCOME TAXES:
         Income tax expense (benefit) from continuing operations is as follows:
                                                 Years Ended June 30,
                                            1996         1995          1994
                                            ----         ----          ----
             Current:
                  Federal                                           ($13,600)
                  State & Local           $141,084     $75,000
                                          --------     -------      --------
             Deferred
                  Total                   $141,084     $75,000      ($13,600)
                                          ========     =======      ========

         A  reconciliation  of the  Federal  statutory  income  tax  rate to the
         effective   income  tax  rate  based  on  pre-tax  income  (loss)  from continuing operations follows:

                                                  1996        1995        1994
                                                  ----        ----        ----
         Statutory rate                           (34)%       (34)%        34%
         Increase (decrease) in tax rate
           resulting from:
              Loss limitations and valuation
                allowance                          34          34
              Utilization of loss carryforwards                           (53)
              State income taxes                   15         134
                                                   --         ---          --
                  Effective rate                   15%        134%        (19)%
                                                   ==         ===          ==

         Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The adoption of SFAS 109 resulted in an income tax benefit of $13,600 in fiscal year 1994.

                                                       1996            1995
                                                       ----            ----
         Deferred tax assets:
            Net operating loss carryforwards        $691,100        $374,000
            Amortization of intangibles              142,300         133,000
            Other                                     95,900         158,800
                                                    --------        --------
         Total deferred tax assets                   929,300         665,800
            Valuation allowance                     (789,800)       (364,400)
                                                    --------        --------
         Net deferred tax assets                     139,500         301,400
                                                    --------        --------
         Deferred tax liabilities:
            Cash to accrual adjustment              (139,500)       (262,500)
            Other                                                    (38,900)
                                                    --------        --------
         Total deferred tax liabilities             (139,500)       (301,400)
                                                    --------        --------
         Total deferred taxes, net                  $   -           $   -
                                                    ========        ========

         The Company has a net operating loss of approximately $2,032,000 available which expires from 2008 through 2011. These losses can only be offset with future income.

         No income taxes are allocable to the gain on sale of discontinued operations during 1995 due to utilization of net operating loss carryforwards.

16.  GAINS FROM SALES OF SECURITIES:
         In July, 1994, the Company borrowed $1,000,000 to fund the exercise by the Company of a common stock purchase warrant. The loan was collateralized by a pledge of the warrant shares pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a shareholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,493 and a $300,000 commitment fee from the proceeds of the subsequent stock sales. The Company subsequently sold all these securities and recognized a gain of $1,580,000.

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

18.  NEW ACCOUNTING PRONOUNCEMENTS:
         Adoption of the Financial and Accounting Standards Board ("FASB") Statement of Financial Accounting No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be disposed of", which is effective for financial statements for fiscal years beginning after December 15, 1995, is not anticipated to have a material effect on the Company's consolidated financial statements.

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

19.  SUBSEQUENT EVENTS:
         Effective as of October 1, 1996, the Company acquired Metro Services Group, Inc. ("Metro") pursuant to a merger agreement. In exchange for all of the then outstanding shares of Metro, the Company issued
         1,814,000 shares of its Common Stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes shall be due and payable, together with interest thereon at the rate of 6% per annum, on June 30, 1998, subject to earlier repayment, at the option of the holder, upon completion by the Company of a public offering of its equity securities. The Notes are convertible on or before maturity, at the option of the holder, into shares of Common Stock at an exchange rate of $5.38 per share. Metro develops and markets information-based services, used primarily in direct marketing by a variety of commercial and not-for-profit organizations, principally in the United States.

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

         In connection with the Company's filing on Form SB-2, the Convertible Preferred Stock in the accompanying financial statements has been reclassified in accordance with the Securities and Exchange Commission's requirements. Accordingly, the Redeemable Convertible Preferred Stock is no longer presented as part of stockholders' equity and its initial carrying value is being increased to its redemption value by periodic accretions against paid in capital. In conjunction with this, previously recorded dividends of $17,490 have been reclassified as interest and the previously reported net loss of $1,076,883 increased to $1,094,373. There was no impact on earnings per share, as the dividends had previously increased the net loss attributable to common stockholders to $1,094,373.

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

                           ALL-COMM MEDIA CORPORATION
                           (Registrant)


                           By: /s/ J. Jeremy Barbera
                           Chairman of the Board and
                           Chief Executive Officer


                           By: /s/ Scott Anderson
                           Chief Financial and Accounting Officer

         Date:  June 17, 1997

                                   SCHEDULE I
                           ALL-COMM MEDIA CORPORATION
                             CONDENSED BALANCE SHEET
                             June 30, 1996 and 1995


         ASSETS                                     1996            1995
         ------                                     ----            ----
         Current assets:
              Cash and cash equivalents          $ 976,644        $479,045
              Other current assets                  54,077          93,781
                                                 ---------        --------
                  Total current assets           1,030,721         572,826
                                                 ---------        --------
         Property and equipment, at cost            29,942          26,992
         Accumulated depreciation                   11,641           3,175
                                                 ---------        --------
         Net property and equipment                 18,301          23,817
         Investments in and advances
           to subsidiaries                       8,008,734       5,136,786
         Other assets                               23,595           9,355
                                                 ---------       ---------
         Total assets                           $9,081,351      $5,742,784
                                                 =========       =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
              Trade accounts payable             $ 259,327       $ 167,838
              Accrued salaries and wages            77,025          75,366
              Other accrued expenses               476,615         335,048
                                                 ---------       ---------
                  Total current liabilities        812,967         578,252
         Other liabilities                          17,490
                                                 ---------       ---------
                  Total liabilities                830,457         578,252
                                                 ---------       ---------
         Redeemable convertible preferred stock  1,306,358
         Stockholders' equity:
              Common stock                          31,985          30,281
              Additional paid-in capital        13,173,520      10,300,847
              Treasury shares, at cost            (135,469)       (135,469)
              Accumulated deficit               (6,125,500)     (5,031,127)
                                                 ---------       ---------
                  Total stockholders' equity     6,944,536       5,164,532
                                                 ---------       ---------
         Total liabilities and stockholders'
            equity                              $9,081,351      $5,742,784
                                                ==========      ==========

                                   SCHEDULE I
                            ALL-COMM MEDIA CORPORATION
                         CONDENSED STATEMENT OF OPERATIONS
                         Years Ended June 30, 1996 and 1995


                                                          1996          1995
                                                          ----          ----
    Income:
      Gains from sales of securities                                 $1,579,539
      Equity in earnings (losses) of subsidiaries     $  499,033        (18,320)
                                                      ----------     ----------
            Total                                        499,033      1,561,219
                                                      ----------     ----------

    Costs and expenses:
      General and administrative                       1,455,537      1,386,471
      Depreciation and amortization                       57,811         12,399
                                                      ----------     ----------
            Total                                      1,513,348      1,398,870
                                                      ----------     ----------
    Income (loss) from operations                     (1,014,315)       162,349
                                                      ----------     ----------

    Other income (expense):
              Loan commitment fee                                      (300,000)
              Interest income                             10,081         15,446
              Interest expense                           (90,139)        (8,972)
              Other                                                         318
                                                      ----------     ----------
    Subtotal                                             (80,058)      (293,208)
                                                      ----------     ----------

    Loss from continuing operations before
              discontinued operations                 (1,094,373)      (130,859)
    Loss from discontinued operations:
              Gain on sale of discontinued operations                   322,387
              Loss from discontinued operations                         (81,131)
                                                      ----------     ----------
    Net income (loss)                                $(1,094,373)    $  110,397
                                                      ==========     ==========

                                 SCHEDULE I
                         ALL-COMM MEDIA CORPORATION
                      CONDENSED STATEMENT OF CASH FLOWS
                      Years Ended June 30, 1996 and 1995


                                                       1996            1995
                                                       ----            ----
Operating activities:
   Net cash flows used by operating activities     ($1,108,968)    ($2,485,237)
                                                    ----------      ----------

Investing activities:
   Proceeds from sales of investments in securities                  2,682,811
   Purchase of investment in securities                             (1,063,272)
   Proceeds from sale of STI                                           800,000
   Acquisition of Alliance Media Corporation                          (308,181)
   Investments in and advances to subsidiaries      (2,346,665)        (36,048)
   Purchase of property and equipment                   (2,950)         19,613
                                                    ----------      ----------
      Net cash provided (used) by
         investing activities                       (2,349,615)      2,094,923
                                                    ----------      ----------

Financing activities:
   Proceeds from issuances of common stock             120,000       1,226,593
   Proceeds from issuances of redeemable
      preferred stock                                4,570,682
   Repurchase of preferred stock                      (812,500)
   Proceeds from land option                           150,000
   Proceeds from note payable other                                  1,000,000
   Repayments of note payable other                    (72,000)     (1,422,000)
                                                    ----------       ---------
      Net cash provided by financing activities      3,956,182         804,593
                                                    ----------       ---------

Net increase in cash and cash equivalents              497,599         414,279

Cash and cash equivalents at beginning of year         479,045          64,766
                                                    ----------       ---------
Cash and cash equivalents at end of year            $  976,644       $ 479,045
                                                    ==========       =========