Form 10KSB
period 1997-06-30
MARKETING SERVICES GROUP INC
filed 1997-09-29
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]
                   For the fiscal year ended June 30, 1997
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ______________ to___________________

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
      (Exact name of small business issuer as specified in its charter)

               Nevada                                       88-0085608
    ------------------------------                      ------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    333 Seventh Avenue, 20th Floor
          New York, New York                                   10001
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (212) 594-7688

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended June 30, 1997 are $24,144,874.

As of September 25, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,305,000.

As of September 25, 1997, there were 12,690,357 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

                                    PART I


Special Note Regarding Forward-Looking Statements
-------------------------------------------------
   Certain statements in this Annual Report on Form 10-KSB under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and computer, telephone and postal costs.

Item 1 - Business
-----------------

General
-------
   Marketing Services Group, Inc. (the "Company" or "MSGI") provides database management, custom telemarketing/telefundraising and other direct marketing services to a diverse group of over 600 clients located throughout the United States and Canada. These services include customer and market data analysis, database creation and analysis, data warehousing, merge/purge, predictive behavioral modeling, list processing, brokerage and management, data enhancement, other direct marketing information services and custom outbound telemarketing/telefundraising services. The Company believes its expertise in applying these direct marketing tools increases the productivity of its clients' marketing expenditures.

   The Company's services have enabled it to become a leading provider of direct marketing services to performing arts and cultural institutions in the United States. The Company's clients include Lincoln Center for the Performing Arts, Kennedy center for the Performing Arts, Art Institute of Chicago, New York Philharmonic, Los Angeles Philharmonic, Boston Symphony, UCLA and numerous public broadcasting stations. In addition, the Company renders database management and direct marketing services to such commercial clients as Crain Communications, the CIT Group, 3Com Corporation, Citicorp, UNOCAL, Walt Disney Company, Avery Dennison and Gymboree.

   The Company utilizes industry specific knowledge and proprietary database software applications to produce customized data management and direct marketing solutions. The Company's telemarketing/ telefundraising services are conducted both on-site at client-provided facilities and also at the Company's calling center in Berkeley, California. The Company seeks to become an integral part of its clients' marketing programs and foster long-term client relationships thereby providing recurring revenue opportunities.

   The business of MSGI, previously known as All-Comm Media Corporation and prior to that as Sports-Tech, Inc., arises out of an April 25, 1995 merger between Alliance Media Corporation ("Alliance") and the Company, and the concurrent acquisition of Stephen Dunn & Associates, Inc. ("SD&A"), a leading telemarketing and telefundraising company specializing in direct marketing services for the arts, educational and other institutional tax-exempt organizations. Simultaneously, the former management and directors of the Company resigned in favor of the merger with Alliance and its plan to build a specialized marketing services company with a focus on providing direct marketing, information and media services. The change in the Company's name was approved at a special stockholders meeting held on August 22, 1995 to reflect a new direction originating from the change in management and board of directors associated with the merger with Alliance. Subsequent to another management change, on June 30, 1997, the stockholders approved the current name of the Company. Effective as of October 1, 1996, the Company acquired Metro Services Group, Inc. (to be renamed Metro Direct, Inc.) ("Metro") pursuant to a merger agreement. Metro develops and markets information-based services, used primarily in direct marketing by a variety of commercial and not-for-profit organizations, principally in the United States. The Company's shares are traded on the NASDAQ Small Cap MarketSM under the symbol "MSGI". The Company's principal executive offices are located at 333 Seventh Avenue, 20th Floor, New York, NY 10001. Its telephone number is (212) 594-7688.

The Company's Strategy
----------------------
   MSGI's strategy to enhance its position as a value-added premium provider of database management, custom telemarketing/telefundraising services and other direct marketing services is to:

     Increase revenues by expanding the range of direct marketing services offered and by cross-selling; Deepen market penetration in new industries and market segments as well as those currently served by the Company; Develop existing and create new proprietary database software and database management applications; Increase capacity for telemarketing/telefundraising services and enhance on-site data and calling systems; and Pursue strategic acquisitions, joint ventures and marketing alliances to expand direct marketing services offered and industries served.

   Other than as described in this Annual Report on Form 10-KSB (this "Form 10-KSB") the Company has no agreements to acquire any companies and there can be no assurance that the Company will be able to acquire such companies.

History and Prior Activities
----------------------------
   The Company was originally incorporated in Nevada in 1919. During 1991, under prior management, the Company acquired a 100% interest in Sports-Tech International, Inc. ("STI") and changed its name to Sports-Tech, Inc. In 1993, the Company acquired the business of High School Gridiron Report ("HSGR"). STI and HSGR supplied information services and technology as well as academic, athletic and video data to high school, college and professional coaches and student athletes. In November, 1994, after a failed business strategy, the prior management of the Company discontinued these operations through the sale of STI and the cessation of the HSGR operation. Prior to, and as a condition of the merger with Alliance, the Company was required to divest its investments, except for an undeveloped parcel of land in Laughlin, Nevada. In August, 1996 the land was sold. (See All-Comm Holdings, Inc. herein for a description of this investment and the terms of its sale.)

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

Stephen Dunn & Associates, Inc. ("SD&A"):

   SD&A was formed in 1983 and was acquired by the Company in the merger with Alliance. For the twelve month period ended June 30, 1997 ("Fiscal 1997"), SD&A had revenues of more than $15.9 million. Clients of SD&A include many of the larger performing arts and cultural institutions, such as major symphonies, theatres and musical arts companies, along with public broadcasting stations, advocacy groups and educational institutions. SD&A's clients include over 150 of the nation's leading institutions and universities. SD&A has its headquarters in Los Angeles, California and operates a telemarketing calling center in Berkeley, California.

Stock Split - Change in Authorized Common Shares:

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

Current Activities
------------------
Acquisition of Metro Direct:

   Metro was formed in 1987 and was acquired by the Company effective October 1, 1996, pursuant to a merger agreement. For the nine month period ended June 30, 1997, Metro had revenues of more than $8.1 million. Clients include many of the same performing arts and cultural institutions, public broadcasting, advocacy groups and educational institutions as SD&A, as well as a variety of commercial organizations. Metro has its headquarters in New York City, with satellite offices in Michigan, Illinois, California and Georgia.

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

   In exchange for all of the then outstanding shares of Metro, the Company issued 1,814,000 shares of its common stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes, which have a stated interest rate of 6%, were discounted to $920,000 to reflect an estimated effective interest rate of 10%. The Notes are due and payable, together with interest thereon, on June 30, 1998, subject to earlier repayment, at the option of the holder, upon completion by the Company of a public offering of its equity securities. The Notes are convertible on or before maturity, at the option of the holder, into shares of common stock at a conversion rate of $5.38 per share. $100,000 of the principal amount of the Notes was paid by the Company as of June 30, 1997 and $400,000 was paid in July, 1997.

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

Acquisition of Pegasus Internet, Inc. ("Pegasus"):

   Effective July 1, 1997, MSGI announced the acquisition of Pegasus. Pegasus was formed in 1994 and is incorporated in New York. For the year ended June 30, 1997, Pegasus had unaudited revenues of approximately $445,000. In exchange for all of the then outstanding shares of Pegasus, the Company issued 600,000 shares of its common stock, valued at $1,800,000, and $200,000 in cash. Pegasus provides a full suite of Internet services, including content development and planning, marketing strategy, on-line ticketing system development, technical site hosting, graphic design, multimedia production and electronic commerce. Pegasus' clients include Lincoln Center, Boston Symphony, Chicago Symphony and Metropolitan Opera Guild.

   The  acquisition   will  be  accounted  for  using  the  purchase  method  of accounting. Accordingly, the operating results of Pegasus will be included in the consolidated results of operations of the Company starting on July 1, 1997.

Recapitalization:

   On December 23, 1996, the Company and certain of its securityholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bore interest at a rate of 8% per annum and were repayable on demand at any time from and after the date of the consummation of a proposed underwritten public offering by the Company of Common Stock, but in any event such notes originally matured June 7, 1998 but were paid in full in April, 1997; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were to be canceled at no cost to the Company, subject to successful completion of an underwritten offering. The public offering was not consummated and, accordingly, the options were not canceled. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. These dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

Withdrawal of Registration Statement:

   On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to a proposed underwritten public offering (the "Proposed Offering") of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company. It also related to the sale of 1,381,056 shares of Common Stock by certain selling stockholders on a delayed basis. Due to market conditions, on February 11, 1997, the Company withdrew the Registration Statement and pursued other sources of financing. As such, in the year ended June 30, 1997, the Company expensed $1.2 million in Proposed Offering costs.

Restructuring Costs:

   During the year ended June 30, 1997, the Company effected certain corporate restructuring steps, including the decision to reduce corporate staffing and other administrative overhead, as well as making two executive management changes. In this connection, restructuring expenses of $986,000 were recorded. Executive management settlement agreements include two non-interest bearing promissory notes with face values of $290,000 and $250,000, respectively, payable in equal installments over eighteen months starting in May, 1997. These notes have been discounted to $268,000 and $231,000, respectively, to reflect effective interest rates of 10%.

Financing:

   In March 1997, to obtain $2.1 million in working capital and reduce the overhang associated with the existence of outstanding warrants, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices.

   In the fourth quarter of 1997, the Company obtained $2,046,000, net of fees, from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. Subsequent to June 30, 1997, through September 23, 1997, $1,675,000 face value of the notes, plus interest, was converted into 684,122 shares.

The Direct Marketing Industry
-----------------------------
   Overview. Direct marketing is used for a variety of purposes including lead-generation and prospecting for new customers, enhancing existing customer relationships, exploring the potential for new products and services and establishing new products. Unlike traditional mass marketing, aimed at a broad audience and focused on creating image and general brand or product awareness, successful direct marketing requires the identification and analysis of customers and purchasing patterns. Such patterns enable businesses to more easily identify and create a customized message aimed at a highly defined audience. Previous direct marketing activity consisted principally of direct mail, but now has expanded into the use of multiple mediums including telemarketing, print, television, radio, video, CD-ROM, on-line services, the Internet and a variety of other interactive marketing formats.

   The success of a direct marketing program is the result of the analysis of customer information and related marketing data. Database management capabilities allow for the creation of customer lists with specific, identifiable attributes. Direct marketers use these lists to customize messages and marketing programs to generate new customers whose purchasing patterns can be statistically analyzed to isolate key determinants. In turn, this enables direct marketers to continually evaluate and adjust their marketing programs, to measure customer response rates in order to assess returns on marketing expenditures, and to increase the effectiveness of such marketing programs.

   Database management covers a range of services, including general marketing consultation, execution of marketing programs and the creation and development of customer databases and sales tracking and data analysis software. Data analysis software consolidates and analyzes customer profile information to find common characteristics among buyers of certain products. The results of such tracking and analysis are used to define and match customer and product attributes from millions of available database files for future direct marketing applications. The process is one of continual refinement, as the number of points of contact with customers increases, together with the proliferation of mediums available to reach customers.

   Telemarketing/telefundraising projects generally require significant amounts of customer information supplied by the client or third party sources. Custom telemarketing/telefundraising programs seek to maximize a client's direct marketing results by utilizing appropriate databases to communicate with a specific audience. This customization is often achieved through sophisticated and comprehensive data analysis which identifies psychographic, cultural and behavioral patterns in specific geographic markets.

   Industry Growth: The use of direct marketing has increased over the last few years due in part to the relative cost efficiency of direct marketing compared to mass marketing, as well as the rapid development of more powerful and more cost-effective information technology and data capture capabilities. According to industry sources, over the next decade, demographic shifts and changes in lifestyle, combined with new marketing mediums, are expected to create higher
demand  by  businesses  for  marketing   information  and  services  to  provide
businesses with direct access to their customers and a more efficient means of targeting specific audiences and developing long-term customer relationships. According to a study commissioned by the Direct Marketing Association ("DMA"), expenditures for direct marketing services in 1996 were estimated to approximate $144.5 billion, the largest component of which, $57.8 billion, was attributable to telemarketing. The study estimated that annual direct marketing advertising expenditures may grow to $205 billion by the year 2001, including $84.4 billion on telemarketing.

   Corporate marketing departments often lack the technical expertise to create, manage and control highly technical aspects of the direct marketing process. As a result, the Company believes that there is a growing trend among direct marketers to outsource direct marketing programs.

   Industry Consolidation: The direct marketing industry is extremely fragmented. According to industry sources, there are almost 11,000 direct marketing service and database service businesses in the United States. The Company believes that most of such businesses are small, specialized companies which offer limited services. However, industry consolidation has increased in the last few years resulting in a greater number of large companies providing services similar to those provided by the Company. See "Competition." The Company believes that much of this consolidation is due to: (i) economies of scale in hardware, software and other marketing resources; (ii) cross-selling of services; and (iii) coordinating various components of direct marketing and media programs within a single, reliable environment. The Company believes these trends are likely to continue due in part to client demand for more cost-effective service to perform increasingly complex functions.

Growth Strategy
---------------
   As clients for the Company's services demand more sophisticated database management services, custom telemarketing/telefundraising services and other direct marketing services, the Company believes that there are significant growth opportunities to expand its business. Accordingly, the key elements of the Company's growth strategy are as follows:

   Expand the Range of Services Offered and Cross-Selling: The Company intends to offer a wider range of direct marketing services while maintaining its current level of quality and performance. To effect this strategy, the Company will focus on assembling a spectrum of direct marketing services, including expanding outbound custom telemarketing/telefundraising services, market research, training, marketing, consulting, and database management services as well as an array of ancillary services. These services include electronic and other multimedia mediums, including the Internet, for inclusion within a client's marketing programs. The Company intends to utilize its technological and industry expertise to provide flexible integrated solutions to meet clients' specialized requirements and to improve coordination between database capabilities and value-added premium telemarketing services.

   Expand Market Penetration: The Company intends to capitalize on core competencies and industry specific expertise, particularly in the performing arts and cultural markets, which it believes will enable it to maintain a competitive advantage. For example, the live entertainment and events marketing industry spends substantial amounts on advertising and direct marketing programs which utilize many of the Company's services, such as audience analysis, customer profiling, database creation and management, list processing services, telemarketing and direct marketing support. The Company believes its expertise in database management and custom telemarketing will permit it, over time, to gain a larger market share.

   In addition, the Company believes that its developed expertise and experience, as well as its broad and well-known client base and quality service, will enable it to gain further acceptance in such industries as publishing, live entertainment and events marketing, public broadcasting, financial services (including credit card, home mortgage and home equity services), education, travel and leisure and healthcare.

   Develop Existing and Create New Proprietary  Software and Database Management
Applications: The Company intends to continue to develop existing and new proprietary customized data processing software products and services that allow enhancement of a client's direct marketing databases. These software products and services also improve the effectiveness of telemarketing programs and the management of client information. The Company intends to continue to expand its direct marketing service offerings, particularly with software designed to create and manage large relational and/or multidimensional databases, and its ability to integrate such data with different marketing programs developed in collaboration with its clients.

   Increase Capacity for Telemarketing/Telefundraising Services: Enhance On-Site Data and Calling Systems. The Company has recently expanded its calling center in Berkeley, California to accommodate more calling stations and upgraded technology in order to increase revenues, improve margins and increase efficiency in client direct marketing programs. The Company intends to implement similar technological improvements at on-site locations through new technology configurations and software systems that link information with client databases and direct marketing programs and to further upgrade both the Berkeley calling center and other on-site locations as needed.

   Pursue Strategic Acquisitions, Joint Ventures and Marketing Alliances: The Company believes that as the direct marketing industry consolidates, breadth of skills, industry knowledge and size will become. As a result, the Company intends to expand its capabilities to increase industry knowledge and help clients to improve returns on marketing expenditures. Although the Company has not specifically identified any particular geographic market, the Company believes it can enter new geographic markets and increase penetration of targeted industries by acquiring companies with clients in such new geographic markets whose business focus will complement and/or expand the Company's current range of services. As a result, the Company seeks and is considering acquisitions in order to enlarge its core competencies in database management and custom telemarketing/telefundraising services and to increase its potential for cross-selling and providing other direct marketing services. No agreement, definitive or otherwise, has been reached with respect to any acquisition currently being considered and no assurance can be given that the Company will complete either the acquisitions under consideration or any other acquisition, or that any acquisition, if completed, will be successful.

   The Company also intends to continue to grow internally by investing in systems, technology and personnel development to enable clients to utilize, within a single environment, various services such as database creation, data warehousing, database management and decision support capabilities, list processing, modeling, and response measurement and analysis. Because these services provide the fundamental support systems for direct marketing and media selection processes, the Company seeks to expand its base of technology.

Services
--------
   The Company's operating businesses provide comprehensive database management, custom telemarketing/telefundraising and other direct marketing services. The principal advantages of customized services include: (i) the ability to expand and adapt a database to the client's changing business needs; (ii) the ability to have services operate on a flexible basis consistent with the client's goals; and (iii) the integration with other direct marketing, database management and list processing functions, which are necessary to keep a given database current. Some services offered by the Company are described below.

   Database Management Services: The Company's database management services begin with database creation and development, which include the planning stages and analytical processes to review all of the client's customer and operational files. Utilizing both proprietary and commercial software, the Company consolidates all of the separate information and relationships across multiple files and converts the client's raw information into a consolidated format. Once the client's customer data is consolidated and the database created, the data is enhanced using a wide selection of demographic, geographic, census and lifestyle information for over 95 million households and 153 million individuals to identify patterns and probabilities of behavior. The Company licenses this information from a variety of leading data compilers.

   The combination of each client's proprietary customer information with external data files provides a customized profile of a client's customer base, enabling the client, through the use of the Company's behavior modeling and analysis services, to design a direct marketing program for its customers. Through the development of a scoring model, the client can segment its database and determine its best customers and prospects in each marketplace. The entire process results in a customized direct marketing program that can be targeted to distinct audiences with a high propensity to buy the client's products or services. Because of the dynamic nature and complexity of these databases, clients frequently request that the Company update such databases with the results of recent marketing programs and periodically perform list processing services as part of the client's ongoing direct marketing efforts.

   Data Processing: The Company's primary data processing service is to manage from the Company's data center, all or a portion of a client's marketing information processing needs. After migrating a client's raw data to the Company's data center, the Company's technology allows the client to continue to request and access all available information from remote sites. The database can also be verified for accuracy and overlaid with external data elements to further identify specific consumer behavior.

   Other data processing services provided include migration (takeover and turnover) support for database maintenance or creation, merge/purge, data overlay and postal qualification. The Company also offers on-line and batch processing capacity, technical support, and data back-up and recovery.

   List Services: List processing includes the preparation and generation of comprehensive name and address lists which are used in direct marketing promotions. The Company's state-of-the-art data center in New York City and large volume processing capabilities allow the Company to meet the list processing needs of its clients through its advanced list processing software applications, list brokerage and list management operations. The Company customizes list processing solutions by utilizing a variety of licensed software products and services, such as Address Conversion and Reformat, Address Standardization and Enhanced Merge/Purge, as well as National Change of Address
(NCOA), Delivery Sequence File and Locatable Address Conversion System. Other licensed products include databases used for suppressions such as the DMA Mail Preference File and the American Correctional Association Prison Suppress File.

   The Company also offers an array of list acquisition techniques. Approximately 12,000 lists are available for rental in the list industry. The Company's account managers, most of whom are hired from existing Company accounts, use their industry experience as well as sophisticated computer profiles to recommend particular lists for customer acquisition campaigns. The Company acquires hundreds of millions of records annually for customer acquisition campaigns. The Company also manages over 75 lists for rental purposes on behalf of list owners.

   Database Product Development: To further leverage its database management and list processing services, the Company has participated in the development of a new product using client/server technology. The product is a scaleable, three-tiered client/server data warehouse system that provides desktop, real-time decision support and marketing analysis to a non-technical user. This application is an intuitive, graphical user interface tool that offers both flexibility and the ability to access and analyze large customer files exceeding 100 million records. The incorporation of third-party software, relational and multidimensional database technology in an open system environment is intended to allow the Company's clients to take advantage of the latest developments in high-speed computing, utilizing both single and multi-processor hardware.

     Custom Telemarketing/Telefundraising Services: Custom telemarketing/ telefundraising services are designed according to the client's existing database and any other databases which may be purchased or rented on behalf of the client to create a direct marketing program or fundraising campaign to achieve specific objectives. After designing the program according to the marketing information derived from the database analysis, it is conceptualized in terms of the message content of the offer or solicitation, and an assessment is made of other supporting elements, such as the use of a direct mail letter campaign.

   Typically, a campaign is designed in collaboration with a client, tested for accuracy and responsiveness and adjusted accordingly, after which the full campaign is commenced. The full campaign runs for a mutually agreed period, which can be shortened or extended depending on the results achieved.

   An important feature of the custom telemarketing/telefundraising campaign is that it can be implemented either on-site at a client-provided facility or at the Company's calling center in Berkeley, California. On-site campaigns are generally based on what is called a "relationship" or "affinity" sale. Telemarketing campaigns often require multiple calls whereby a caller must be knowledgeable about the organization and the subject matter and will seek to engage a prospect selected from the client's database in an extended conversation which serves to: (i) gather information; (ii) convey the offer, describe its merits and cost, and solicit gifts or donations; and (iii) conclude with a purchase, donation or pledge. Telefundraising from the Company's calling center usually involves campaigns that do not use the multiple call format, but instead use computer driven predictive dialing systems which are designed to maximize the usage rate for all telephones as the system works through the calling database.

   Market Analysis: The Company's market research services include problem conceptualization, program design, data gathering and results analysis. These services are conducted through telephone, mail and focus groups. Through the use of data capture technology, the Company is also able to obtain data from a statistically predictable sample of market survey contacts. The Company then tabulates and analyzes fielded data using multi-variate statistical techniques, and produces detailed reports to answer clients' marketing questions and suggest further marketing opportunities.

   Direct Mail Support Services: The Company's direct mail support services include preparing and coordinating database services and custom telemarketing/telefundraising services for use in addressing and mailing materials to current and potential customers. The Company obtains name and address data from clients and other external sources, processes the data to eliminate duplicates, corrects errors, sorts for postal discounts and electronically prepares the data for other vendors who will address pre-printed materials.

Marketing and Sales
-------------------
   The Company's marketing strategy is to offer customized solutions to clients' database management, telemarketing/telefundraising and other direct marketing requirements. Historically, the Company's operating businesses have acquired new clients and marketed their services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients. The Company targets those companies that have a high probability of generating recurring revenues because of their ongoing direct marketing needs, as well as companies which have large customer bases that can benefit from targeted direct marketing database services and customized telemarketing/telefundraising services.

   The Company markets its database management services, custom telemarketing/telefundraising services and other direct marketing services through a sales force consisting of both salaried and commissioned sales persons. In some instances, account representatives, will coordinate a client's database management, custom telemarketing/telefundraising and/or other direct marketing needs to identify cross-selling opportunities.

   Account representatives are responsible for keeping existing and potential clients informed of the results of recent marketing campaigns, industry trends and new developments in the Company's technical database resources. Often, the Company develops an initial pilot program for new or potential clients to demonstrate the effectiveness of its services. Access to data captured during such pilot programs allows the Company and its clients to identify previously unrecognized target market opportunities and to modify or enhance the client's marketing effort on the basis of such information. Additionally, the Company is able to provide its clients with current updates on the progress of ongoing direct marketing programs.

     Pricing for database management services, custom telemarketing/ telefundraising services and other direct marketing services is dependent upon the complexity of the services required. In general, the Company establishes pricing for clients by detailing a broad range of service options and quotation proposals for specific components of a direct marketing program. These quotes are based in part on the volume of records to be processed and the level of customization required. Additionally, if the level of up-front customization is high, the Company charges a one-time development fee. Pricing for data processing services is dependent upon the anticipated range of computer resource consumption. Typically, clients are charged a flat or stepped-up rate for data processing services provided under multi-year contracts. If the processing time, data storage, retrieval requirements and output volume exceed the budgeted amounts, the client may be subject to an additional charge. Minimum charges and early termination charges are typically included in contracts or other arrangements between the Company and the client.

   On-site telemarketing and telefundraising fees are generally based on a mutually agreed percentage of amounts received by the Company's clients from a campaign. Off-site fees are typically based on a mutually agreed amount per contact with a potential donor.

Personnel and Training
----------------------
   The Company believes that the quality and training of its employees is a key element of client satisfaction. The Company further believes that its strategy of recruiting personnel with industry specific experience, technical knowledge or affinities related to the client's purpose, particularly with respect to its custom telemarketing/telefundraising on-site calling services, attracts a more effective work force. The Company offers in-house and on-the-job training programs for personnel, including instruction on the nature and purpose of the specific projects, as well as regular briefings concerning regulatory matters and proper telemarketing and data capture techniques. Calls are typically made from a lead provided by the client or other third party sources. Callers are always required to identify themselves and the institution they represent, in advance of any dialogue. Since calls are meant to be non-intrusive and friendly, it often takes two or more calls to a customer to confirm a transaction.

   Approximately 80% of the Company's service representatives are part-time employees who are compensated on an hourly basis with a commission and/or performance bonus, which is typical for the telemarketing industry. The Company's use of calling facilities provided by a client relates in part to a high level of dedication to customer service and to the localized talent pool found by the Company to be most effective for employee retention. None of the Company's employees is represented by a labor union and the Company believes it has satisfactory relations with its employees.

Client Base
-----------
   The Company believes that its large and diversified client base is a primary asset which contributes to stability and the opportunity for growth in revenues. The Company has approximately 600 clients who utilize various database management services, custom telemarketing/telefundraising services and other direct marketing services. These clients are comprised of leading arts and cultural institutions, advocacy groups, and commercial companies in the publishing, live entertainment and events marketing, public broadcasting, financial services (including credit card, home mortgage and home equity services), education, travel and leisure and healthcare industries. No single client accounted for more than 5% of such total revenue in fiscal 1997.

Quality Assurance
-----------------
   Each of the Company's operating businesses has consistently emphasized service and employee training. In particular, the Company's quality assurance program with respect to its telemarketing/ telefundraising services includes the selection and training of qualified calling representatives, the training and professional development of call center management personnel, monitoring of calls and sales verification and editing. Both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations may be recorded (with customer consent), and calls may also be monitored by management personnel to verify the accuracy and authenticity of transactions.

   The Company diligently pursues its policies of good practice and has had satisfactory experience with regulators concerning its activities. Although the telemarketing industry has had, in certain instances, a history of abusive practices, many of which have been targeted at the elderly or uneducated segments of the population, the individuals targeted by the Company generally consist of affinity group members who are receptive to the calls, often volunteering valuable marketing information to the institution for which the representative is calling.

Competition
-----------
   The direct marketing services industry is highly competitive and fragmented, with no single dominant competitor. The Company competes with companies that have more extensive financial, marketing and other resources and substantially greater assets than those of the Company, thereby enabling such competitors to have an advantage in obtaining client contracts where sizable asset purchases or investments are required. The Company also competes with in-house database management, telemarketing/telefundraising and direct mail operations of certain of its clients or potential clients.

   Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the arts and entertainment, publishing, financial services and fundraising sectors. The Company's principal competitors in the database management services field are Abacus Direct, Acxiom Corporation, Dimac Corporation, Direct Marketing Technology, Fair-Isaac, Inc., Harte-Hanks Communications, Inc. and May & Speh, Inc. The Company's principal competitors in the custom telemarketing/telefundraising field are Arts
Marketing, Inc. and Ruffalo, Cody & Associates, and, with respect to the operation of calling centers, The Share Group and Great Lakes Communications.

Competitive Strengths
---------------------
   Customized Premium Services: The Company believes that a competitive advantage of its services is the custom nature and value-added component it provides within a client's overall marketing process. This customization arises from enhancing and integrating data provided by clients to achieve the most productive and cost-effective marketing program. The Company not only collaborates on message content but also assists its client in identifying which medium or mix of mediums is best suited to implement the client's marketing program.

   Long-Term Client Relationships and Recurring Revenue Streams: The Company believes that the reason the majority of its client-base stays with the Company for many years is because of the Company's ability to provide customized, quality services. The Company is able to gain knowledge of and experience with a client's customer base and market dynamics. The Company seeks recurring revenues by becoming an integral part of clients' marketing programs along with offering a wide breadth of ongoing interrelated services. Although many of the Company's arrangements with clients are entered into on a project by project basis, it has been the Company's experience that its database management clients cannot easily change service providers due to the breadth and nature of the ongoing services provided. These services often become a key element of the clients' marketing operations and there are significant costs associated with making such a change.

   Continuity of Management, Industry Specific Expertise and Investment in Technical Personnel: The Company believes that its industry focused approach creates a competitive advantage over other providers of database management, custom telemarketing/telefundraising services and other direct marketing services who have a more generalized approach. The Company has hired and seeks to hire many individuals with industry specific experience who understand the nature of the clients' customers and the dynamics of the marketplace. The Company considers such personnel better able to apply the Company's proprietary software programs to meet the client's direct marketing and data processing needs.

   State-of-the-Art Technology: The Company's investment in state-of-the-art technology has enabled it to provide quality service to clients for whom the use of timely, accurate data is critical for the success of their direct marketing programs. This is particularly true with respect to the Company's database management services designed to drive higher response rates within a specific time period allotted for a marketing program. In addition, much outsourced data processing requires prompt turnaround time for marketing decisions.

Technological Resources and Facilities
--------------------------------------
   The Company maintains a  state-of-the-art outbound  telemarketing/
telefundraising   calling  center  in  Berkeley,  California.  The Berkeley
calling center increases the efficiency of its outbound calling by using a computerized predictive dialing system supported by a UNIX-based call processing server system and networked computers. The predictive dialing system, using relational database software, supports 72 outbound telemarketers and maximizes calling efficiency by reducing the time between calls for each calling station and reducing the number of calls connected to wrong numbers, answering machines and electronic devices. The system provides on-line real time reporting of caller efficiency and client program efficiency as well as flexible and sophisticated reports analyzing caller sales results and client program results against Company and client selected parameters. The Berkeley calling center has the capacity to serve up to 15 separate clients or projects simultaneously and can produce 27,000 valid contacts per week (1,400,000 per year) or 3,400 calling hours per week (176,800 per year) on a single shift basis. A valid contact occurs when the caller speaks with the intended person and receives a "yes," "no" or "will consider" response. The existing platform can be expanded to accommodate 100 predictive dialing stations with a single shift capacity of approximately 1,900,000 valid contacts per year.

   The Company leases all of its real property. The Company leases facilities for its headquarters and its sales and service offices in New York City and Los Angeles, California, its data center in New York City and its telemarketing calling center in Berkeley, California. To accommodate its rapid growth, the Company plans to expand its data center and administrative offices in New York during fiscal 1998. The Company's administrative office for its telemarketing/telefundraising operations in Los Angeles is located in office space leased from the former owner of SD&A, which lease the Company believes is on terms no less favorable than those that would be available from independent third parties. The Company believes that all of its facilities are in good condition and are adequate for its current needs through fiscal 1998, except for its planned expansion in New York. The Company has begun negotiations for additional space in the building it currently occupies and believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data center in New York City, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 1998. Nevertheless, the Company intends to expand its technological resources, including computer systems, software, telemarketing equipment and technical support. Any such expansion may require the leasing of additional operating office space.

Intellectual Property Rights
----------------------------
   The Company relies upon its trade secret protection program and non-disclosure safeguards to protect its proprietary computer technologies, software applications and systems know-how. In the ordinary course of business, the Company enters into license agreements and contracts which specify terms and conditions prohibiting unauthorized reproduction or usage of the Company's proprietary technologies and software applications. In addition, the Company generally enters into confidentiality agreements with its employees, clients, potential clients and suppliers with access to sensitive information and limits the access to and distribution of its software documentation and other proprietary information. No assurance can be given that steps taken by the Company will be adequate to deter misuse or misappropriation of its proprietary rights or trade secret know-how. The Company believes that there is rapid technological change in its business and, as a result, legal protections generally afforded through patent protection for its products are less significant than the knowledge, experience and know-how of its employees, the frequency of product enhancements and the timeliness and quality of customer support in the usage of such products.

Government Regulation and Privacy Issues
----------------------------------------
   The telemarketing industry has become subject to an increasing amount of federal and state regulation during the past five years. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentations in telemarketing sales. The FTC's new telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation, prohibit a telemarketer from calling a consumer when that consumer has instructed the telemarketer not to contact him or her, prohibit a telemarketer from calling prior to 8:00 a.m. or after 9:00 p.m. and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. Violation of these rules may result in injunctive relief, monetary penalties or disgorgement of profits and can give rise to private actions for damages.

   While the FTC's new rules have not caused the Company to alter its operating procedures, additional federal or state consumer-oriented legislation could limit the telemarketing activities of the Company or its clients or significantly increase the Company's costs of regulatory compliance.

   Several of the industries which the Company intends to serve, including the financial services, and healthcare industries, are subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

   In addition, the growth of information and communications technology has produced a proliferation of information of various types and has raised many new issues concerning the privacy of such information. Congress and various state legislatures have considered legislation which would restrict access to, and the use of, credit and other personal information for direct marketing purposes. The direct marketing services industry, including the Company, could be negatively impacted in the event any of these or similar types of legislation are enacted.

   Currently the Company trains its service representatives and other personnel to comply with the regulations of the TCPA, the TCFAPA and the FTC and the Company believes that it is in substantial compliance with all such regulations.

All-Comm Holdings, Inc.
-----------------------
   In 1979, under prior management, the Company, through its wholly-owned subsidiary, acquired 6.72 acres of undeveloped land on the Colorado River in Laughlin, Nevada, for approximately $560,000. On August 16, 1996 the land was sold to an independent third party, via a public auction, for $952,000 in cash, resulting in a net gain of approximately $90,000 over book value, as adjusted for capitalized costs and assessments during the holding period. In June, 1997, All-Comm Holdings, Inc. was dissolved.

Employees
---------
   At September 24, 1997, the Company, SD&A, Metro and Pegasus collectively have approximately 1,150 employees, of whom approximately 1,000 are part-time. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Executive Officers and Directors of the Registrant and Significant Employees
----------------------------------------------------------------------------

The Company's executive officers, directors and significant employees and their positions with MSGI are as follows:

Name                  Age     Position
----                  ---     -------------------------------------------

J. Jeremy Barbera     41      Chairman  of  the  Board  of   Directors,   Chief
                                Executive   Officer,   President   and   Chief
                                Operating Officer
Scott Anderson        40      Chief Financial Officer and Treasurer
Alan I. Annex         35      Director and Secretary
S. James Coppersmith  64      Director
Seymour Jones         66      Director
C. Anthony Wainwright 64      Director
Robert M. Budlow      36      Vice  President  of MSGI and  President  of Metro
                                Direct
Janet Sautkulis       41      Chief Operating Officer, Metro Direct
Michael T. Reynolds   47      Executive Vice  President and General  Manager of
                                  Metro Direct
Stephen Dunn          47      Vice  President of MSGI and  President  and Chief
                                Executive    Officer   of   Stephen   Dunn   &
                                Associates, Inc.
Thomas Scheir         44      Chief   Operating   Officer,   Stephen   Dunn   &
                                Associates, Inc.

Mr. Barbera has been Chairman, Chief Executive and Operating Officer and President of the Company since April 1997 and was a Director and Vice President of the Company from October 1996 to April 1997. He has been Chief Executive Officer of Metro since its formation in 1987. Mr. Barbera has sixteen years of experience in data management services, and over twenty years of experience in the entertainment marketing area.

Mr. Anderson has been Chief Financial Officer of the Company since May 1996, Treasurer since May, 1997, and was Controller from May 1995 to May 1996 and a Director of the Company from May 1996 to August 1996. Prior thereto, from December 1994 to April 1995, he was associated with the accounting firm of Coopers & Lybrand L.L.P., and, from 1988 to 1994, he was a manager in the assurance department of an affiliate of the accounting firm of Deloitte & Touche, LLP. Mr. Anderson is a Certified Public Accountant.

Mr. Annex has been a Director and Secretary of the Company since May 1997. He has been a partner in the law firm of Camhy Karlinsky & Stein LLP since July 1995, where he practices corporate and securities law. Camhy Karlinsky & Stein LLP is the Company's legal counsel. From July 1994 to June 1995, Mr. Annex was Of Counsel to said firm. Prior thereto he was associated with Proskauer Rose, LLP. Mr. Annex is also a director of Pacific Coast Apparel, Inc.

Mr. Coppersmith has been a Director of the Company since June 1996. Since 1994, Mr. Coppersmith has been Chairman of the Board of Trustees of Boston's Emerson College. Until his retirement in 1994, he held various senior executive positions with Metromedia Broadcasting where he managed its television operations in Los Angeles, New York, and Boston and served as President and General Manager of Boston's WCVB-TV, an ABC affiliate owned by The Hearst Corporation. Mr. Coppersmith also serves as a director for WABAN, Inc., Sun America Asset Management Corporation, Chyron Corporation, Uno Restaurant Corp., Kushner-Locke, Inc., and The Boston Stock Exchange.

Mr. Jones has been a Director of the Company since June 1996. Since September 1995, Mr. Jones has been a professor of accounting at New York University. Prior thereto, from April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of Coopers & Lybrand, L.L.P. Mr. Jones has over 35 years of accounting experience and over ten years of experience as an arbitrator and as an expert witness, particularly in the area of mergers and acquisitions.

Mr. Wainwright has been a Director of the Company since August 1996 and was also a Director of the Company from the acquisition of Alliance until May 1996. Prior thereto, he was a director of Alliance. Mr. Wainwright is currently Vice Chairman of the advertising agency McKinney & Silver and was Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc., from 1995 to 1996. From 1994 to 1995, he served as a senior executive with Cordient PLC's Compton Partners, a unit of the advertising firm Saatchi & Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of Saatchi & Saatchi in New York. Mr. Wainwright also serves as a director of Caribiner International, Gibson Greetings, Inc., Del Webb Corporation and American Woodmark Corporation.

Mr. Budlow has been Vice President of the Company since October 1996 and President of Metro since April 1997. Prior thereto, he was Executive Vice President and Chief Operating Officer of Metro since 1990. He has eleven years of experience in database management services and subscription, membership and donor renewal programs.

Ms. Sautkulis serves as Chief Operating Officer of Metro Direct, having previously served as Executive Vice President. Prior to joining Metro Direct, she held various positions at Jetson Direct Mail and Belth Associates. Ms. Sautkulis has more than twenty years experience in database management, list brokerage and lettershop services specializing in the business-to-business sector.

Mr. Reynolds joined Metro in June 1997, as Executive Vice President and General Manager. He served the Metromail Corporation from 1990 to 1997, most recently as Senior Vice President and General Manager, List Enhancement Services. From 1986 to 1990, he was Director of Sales and Marketing at Acxiom Corporation. Prior to his eleven years in the Direct Marketing industry, he spent eight years at IBM in various sales and marketing management positions.

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

Item 2 - Properties
-------------------
   The Company, through All-Comm Holdings, Inc., owned the property identified in Item 1. The Company leases approximately 2,000 square feet of office space in Los Angeles, California. The lease runs through May 31, 1998. SD&A leases approximately 5,500 square feet of office space in Venice, California from its founder and president, 6,600 square feet in Berkeley, California, and 250 square feet in Patterson, New York. These leases range from month-to-month, to August 2001, and include options to renew. Metro currently leases approximately 14,000 square feet of office and data processing space in New York, New York, which it plans to expand in fiscal 1998, to accommodate its rapid growth. The Company believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.


Item 3 - Legal Proceedings
--------------------------
   The Company has been party to minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or expectations of the Company, based on the Company's current understanding of the relevant facts and law.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   On June 30, 1997, the Company held a Special Meeting of Shareholders to vote on management's proposal to amend the Company's Amended and Restated Articles of Incorporation to change the name of the Company from All-Comm Media Corporation to Marketing Services Group, Inc. The shares voted were as follows:

                        For               8,484,960
                        Against              11,805
                        Abstentions           1,302
                        Broker non-votes       None

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
   The common stock of the Company previously traded on the NASDAQ Small-Cap MarketSM under the symbol SPTK. As approved by the shareholders on August 22, 1995, the Company changed its name to All-Comm Media Corporation and the symbol was changed to ALCM. As approved by the stockholders on June 30, 1997, the Company changed its name to Marketing Services Group, Inc. and the symbol was changed to MSGI. The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASD, adjusted to reflect a one-for-four reverse stock split, effected August 22, 1995:
                                      Common Stock
                            Low Sales Price    High Sales Price
           Fiscal 1997
             Fourth Quarter       $1.69             $3.56
             Third Quarter         2.00              5.25
             Second Quarter        3.19              5.63
             First Quarter         4.63              6.13
           Fiscal 1996
             Fourth Quarter       $2.13             $6.38
             Third Quarter         3.00              4.44
             Second Quarter        1.88              5.00
             First Quarter         3.63              8.25

   As of June 30, 1997, there were approximately 900 registered holders of record of the Company's common stock. (This number does not include investors whose accounts are maintained by securities firms in "street name".)

   The Company has not paid any cash dividends on any of its capital stock in at least the last six years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


Item 6 - Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Introduction

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flow of the Company for the three year period ended June 30, 1997. This should be read in conjunction with the financial statements, and notes thereto, included in this Annual Report. As more fully described in Footnote 4 to the consolidated financial statements, on April 25, 1995, the Company purchased 100% of the stock of Alliance which had simultaneously acquired SD&A. These acquisitions have been reflected in the consolidated financial statements using the purchase method of accounting. Accordingly, the Consolidated Statement of Operations and Consolidated Statement of Cash Flows include the operations of Alliance and SD&A starting on April 25, 1995.

      From April 25, 1995 through September 30, 1996, the Company operated as a direct marketing services provider with its initial concentration as a telemarketing and telefundraising company that specialized in direct marketing services for the arts, educational and other cultural organizations. As more fully described in Note 3 to the consolidated financial statements included herein, effective October 1, 1996 the Company purchased 100% of the stock of Metro Services Group, Inc., to be renamed Metro Direct, Inc. ("Metro"). This acquisition is reflected in the consolidated financial statements using the purchase method of accounting starting October 1, 1996. Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and tax-exempt organizations.

      In the year ended June 30, 1995, ("Fiscal 1995"), the Company discontinued the operations of Sports-Tech International, Inc. and High School Gridiron Report. In Fiscal 1995, the Company sold Sports-Tech International and closed the HSGR operation. The ultimate sale of STI resulted in a gain of $322,000. The Consolidated Financial Statements have been reclassified to report the net assets, operating results, gain on disposition and cash flows of these operations as discontinued operations. With the disposition of the STI operations, closure of the HSGR operations and the acquisition of Alliance and Metro, the Company is now operating in the direct marketing industry.


Results of Operations 1997 compared to 1996

      Revenues of $24.1 million for the year ended June 30, 1997 ("Fiscal 1997") increased by $8.2 million over revenues of $15.9 million during the year ended June 30, 1996 ("Fiscal 1996"), principally due to the inclusion of the operations of Metro effective October 1, 1996. Fiscal 1997 revenues from SD&A's off-site campaigns totaled $3.1 million (19.4% of SD&A revenues), an increase of $0.4 million over Fiscal 1996. Fiscal 1997 revenues from on-site telemarketing and telefundraising campaigns totaled $12.9 million (80.6% of SD&A revenues), a decrease of $0.4 million over Fiscal 1996. On average, SD&A's margins relating to off-site campaigns are generally higher than margins relating to on-site campaigns.

      Salaries and benefits of $15.0 million in Fiscal 1997 increased by $2.3 million over salaries and benefits of $12.7 million in fiscal 1996, principally due to the inclusion of $1.8 million from Metro. SD&A increased by $0.6 million principally due to the minimum wage increase and changes in campaign efficiencies. Corporate administrative salaries decreased by $0.1 million due to corporate restructuring and resulting administrative headcount reductions. In addition, in Fiscal 1997 the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two former principal executive officers. Such charge was incurred because the exercise price of each option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective date of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

      Direct costs of $5.6 million in Fiscal 1997 increased by $4.8 million over direct costs of $0.8 million in Fiscal 1996, principally due to the inclusion of Metro.

      Selling, general and administrative expenses of $2.7 million in Fiscal 1997 increased by $1.0 million or 59.5% over $1.7 million of such expenses in Fiscal 1996, principally due to the inclusion of $0.8 million from Metro. The remaining increase of $0.2 million which came from SD&A resulted from increased travel and training principally as a result of bringing campaign managers to Los Angeles for training on SD&A's new on-site software, combined with increased rent, business taxes and insurance associated with moving and expanding the Berkeley Calling Center in August 1996.

      Restructuring costs of $1.0 million were incurred in the current year as the Company effected certain corporate restructuring steps, including reducing corporate staff and related corporate office expenses, as well as making two executive management changes.

      Professional fees of $0.9 million in Fiscal 1997 increased by $0.3 million, or 39%, over $0.6 million in Fiscal 1996, principally to the inclusion of $0.2 million from Metro, as well as a non-recurring charge of $0.1 million in consulting fees attributable to the value of warrants acquired by former consultants during the period.

      Depreciation expense of $250,000 in Fiscal 1997 increased by $110,000 over $140,000 in Fiscal 1996 including $86,000 from Metro. The remaining increase resulted principally from leasehold improvements made in the move and expansion of SD&A's Berkeley Calling Center.

      Amortization of intangible assets of $719,000 in Fiscal 1997 increased by $357,000 over $362,000 in Fiscal 1996. Of the increase, $338,000 is attributable to the amortization of costs in excess of net tangible assets acquired in the Metro acquisition starting on October 1, 1997, including the amortization of $250,000 in proprietary software over its expected period of benefit of five years. A value of $650,000 was assigned to the covenants-not-to-compete with the former principals of Metro and is being amortized over their three year lives. The unassigned excess costs are being amortized over their expected period of benefit of forty years. Amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisition on April 25, 1995 increased by $22,000 in Fiscal 1997 due to an increase in goodwill of $850,000 as of June 30, 1996 for payments made to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year then ended. Amortization expense is expected to increase during the year ended June 30, 1998 due to the inclusion of a full year of Metro, plus amortization of amounts payable to the former owner of SD&A for achieving defined results of operations for the two years ended June 30, 1997.

      Discounts on warrant exercises of $113,000 were incurred in Fiscal 1997. To reduce the overhang associated with the existence of such warrants and to obtain working capital subsequent to the withdrawal of its proposed underwritten public offering, the Company accepted offers from certain warrant-holders to exercise their warrants for shares of Common Stock at discounted exercise prices. For the warrants which arose from a previous financing transaction, the Company recognized the dates of acceptances as new measurement dates and, accordingly, recorded the non-cash charges to reflect the market value of the discounts.

      Withdrawn public offering costs of $1.2 million were recorded in Fiscal 1997. In October 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission relating to an underwritten public offering of 2.1 million shares. In February, 1996 the Company withdrew the registration statement and costs incurred in the process were expensed.

      Interest expense of $530,000 in Fiscal 1997 increased by $25,000 over $505,000 in Fiscal 1996. The current year included $128,000 on the Company's redeemable convertible preferred stock, prior to its conversion and repurchase in the December 1996 recapitalization, $78,000 payable on notes to the former owners of Metro, $55,000 on the Company's $2.2 million in convertible notes (including amortization of issuance costs) and $42,000 from the inclusion of Metro. These amounts were offset by reductions of $226,000 due to principal repayments on the SD&A seller debt and reductions in the interest rate combined with $46,000 incurred in Fiscal 1996 for expenses incurred from warrants issued in financing transactions and $6,000 of other minor net reductions. Interest expense is expected to increase slightly at the operating subsidiary level due to new financing arrangements, offset by significant reductions at the corporate level upon further pay down and conversions of existing corporate debt.

      The Company recorded a net gain of $90,000 from the sale of its undeveloped parcel of land in Laughlin, Nevada in August 1996, which gain was recorded net of commissions and related selling expenses.

      The provision for income taxes in Fiscal 1997 of $109,000 decreased by $32,000 over the provision of $141,000 in Fiscal 1996. The provision results from state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the corporate level. Taxes of $64,000 resulted from inclusion of Metro and were offset by reductions of $96,000 due primarily to lower taxable income and changes in filing status at SD&A.


Results of Operations 1996 compared to 1995

      Revenues of $15.9 million in Fiscal 1996 increased by $12.3 million over Fiscal 1995 revenues, principally due to the inclusion of a full year of operations of SD&A in Fiscal 1996 as compared with the period from the date of acquisition (April 25, 1995) to June 30, 1995 in Fiscal 1995. Fiscal 1996 revenues from off-site campaigns totaled $2.7 million (16.7% of revenues) and revenues from on-site telemarketing and telefundraising campaigns totaled $13.2 million (83.3% of revenues). During Fiscal 1995 and 1996, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

      Salaries and benefits of $12.7 million in Fiscal 1996 increased by $9.6 million over salaries and benefits of $3.1 million in Fiscal 1995, principally due to the inclusion of a full year of operations of SD&A in Fiscal 1996. As a percentage of revenues, however, salaries and benefits declined from 86.5% to 80.0% because, in Fiscal 1995 and Fiscal 1996, the Company had a full year of administrative salaries and benefits at the corporate level (including administrative salaries and benefits associated with the Company's former management prior to the acquisition of Alliance) but only approximately two months of revenues from the operations of SD&A in Fiscal 1995.

      Direct costs of $0.8 million in Fiscal 1996 increased by $0.7 million over direct costs of $0.1 million in Fiscal 1995, principally due to the inclusion of costs associated with the Berkeley calling center operations for all of Fiscal 1996 as well as $0.2 million in costs associated with advertising for staff for on-site campaigns in Fiscal 1996.

      Selling, general and administrative expenses of $1.7 million in Fiscal 1996 increased by $0.6 million, or 59%, over $1.1 million of such expenses in Fiscal 1995, principally due to the inclusion of a full year of operations of SD&A in Fiscal 1996. Professional fees of $0.6 million in 1996 increased by $166,323, or 36.2%, over professional fees of $0.5 million in Fiscal 1995, principally due to legal and accounting fees incurred in connection with the evaluation of potential acquisitions and financing sources.

      Depreciation expense of $140,000 in fiscal 1996 increased by $88,000 over $52,000 in 1995 due to a full year of depreciation at SD&A.

      Amortization of intangible assets of $0.4 million in Fiscal 1996 increased by $0.3 million over amortization of approximately $65,000 in Fiscal 1995, due to the amortization of the goodwill and a covenant-not-to-compete associated with the Alliance and SD&A acquisitions on April 25, 1995.

      The Company had other expense of $0.5 million in Fiscal 1996 compared to other income of $1.2 million in Fiscal 1995, a decrease of $1.7 million, principally due to increases in Fiscal 1996 interest expense related to the SD&A Seller Debt. In Fiscal 1995, the Company had nonrecurring net gains from sales of securities of $1.6 million, which were partially offset by a loan commitment fee of $0.3 million in connection with the original purchase of such securities.

      The provision for income taxes in Fiscal 1996 of $141,000 increased by approximately $66,000, or 88.1%, over the provision for income taxes of $75,000 in 1995. The provision for income taxes increased, despite losses from continuing operations, as a result of state and local taxes incurred on taxable income at the operating subsidiary level. Under applicable tax law, such taxes at the operating subsidiary level could not be offset by losses incurred at the corporate level.

      The gain on sale of, and loss from, discontinued operations in Fiscal 1995 relates to the STI and HSGR operations which were either sold or closed in Fiscal 1995 as a condition precedent to the acquisition of Alliance. No amounts related to discontinued operations were incurred in Fiscal 1996.

      As a result of the foregoing factors, the Company had a net loss of $1.1 million in Fiscal 1996 as compared to net income of $0.1 million in 1995.


Capital Resources and Liquidity

      Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flow from operations, private placements of common and preferred stock, and its SD&A credit facility.

      Cash used for operating activities totaled $2,664,000 for fiscal 1997. Fiscal 1997 operating activities included cash for non-recurring charges incurred on the Company's withdrawn public offering, as well as the corporate restructuring and related prior management settlement agreements.

      Cash provided by investing activities totaled $578,000 for fiscal 1997. These activities included $860,000 provided from the August 1996 sale of the Company's land in Laughlin, Nevada, and $207,000 net cash received from the inclusion of Metro. These were offset by $490,000 in purchases of property and equipment, principally computer hardware and software at Metro, and for expansion of capacity at SD&A's Berkeley Calling Center. The Company anticipates continued capital expenditures in fiscal 1998 for computer hardware and software at Metro and Pegasus.

      Net cash provided by financing activities during fiscal 1997 totaled $3,622,000. The Company had intended to raise funds for capital expenditures and debt repayment in fiscal 1997 via an underwritten public offering. Upon its withdrawal in February 1997, the Company pursued private financing including obtaining $2,065,000 through induced warrant exercises and $2,200,000 from the sale of convertible notes. $1,675,000 of the notes were converted to common stock subsequent to year end, through September 23, 1997. During fiscal 1997, Metro obtained a credit facility with a lender for up to $1.5 million, of which $812,000 was used as of June 30, 1997. Also during fiscal 1997, SD&A increased its $500,000 credit facility to $875,000, consisting of a $125,000 term loan and $750,000 line of credit, of which $104,000 and $746,000, respectively, were outstanding as of June 30, 1997. In August, 1997, SD&A replaced its credit facility with a line of credit for up to $2.0 million.

      Effective October 1, 1996, the Company purchased all of the outstanding stock of Metro for 1,814,000 shares of its common stock, valued at $7,256,000 and $1,000,000 in convertible notes. In April, 1997, the Company paid $100,000 of the Metro seller debt. An additional $400,000 of Metro seller debt, originally due in June 1998, was paid in July, 1997.

      As part if its December 23, 1996 recapitalization, the Company repurchased its Series C redeemable convertible preferred stock for a $1,000,000 note, which was paid in April, 1997. Also during fiscal 1997, the Company paid $467,000 of its SD&A seller debt.

      The Company believes that funds available from operations and its unused credit facilities will be adequate to finance its current operations and anticipated growth and meet planned capital expenditures and interest and debt obligations in its fiscal year ending June 30, 1998. In conjunction with the Company's acquisition strategy, additional financing may be required to meet potential acquisition payment requirements. The Company believes that it has the ability to raise funds through private placements or public offerings of debt and/or equity securities to meet these requirements. There can be no assurance, however, that such capital will be required or available at terms acceptable to the Company, or at all. The Company is engaged in ongoing evaluation of, and discussions with, third parties regarding possible acquisitions; however, the Company currently has no definitive agreements with respect to any significant acquisitions.

Seasonality and Cyclicality: The businesses of SD&A and Metro tend to be seasonal. SD&A has higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for SD&A's tax exempt clients, which generally begin in the spring time and continue during the summer months. Metro tends to have higher revenues and profits occurring in the second fiscal quarter, based on the seasonality of its clients' mail dates.


New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect SFAS 128 will have on its financial statements; however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

      In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which is required to be adopted by the Company in fiscal 1998. This Statement specifies certain disclosures about capital structure. Management does not expect that implementation of this Statement will have a significant impact on the financial statements of the Company.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after Decemebr 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.


Item 7 - Financial Statements
-----------------------------
      The Consolidated Financial Statements required by this Item 7 are set forth as indicated in the index following Item 13(a)(1).


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------
      None



                                   PART III


      The information required by this Part III (items 9, 10, 11 and 12) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report. Certain information, with respect to the Company's executive officers, is set forth in Part I, under the caption "Executive Officers and Directors of the Registrant and Significant Employees."

                                   PART IV

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------
(A)(1) Financial  statements - see "Index to Financial  Statements" on page 30.

   (2)  Exhibits:
        3 (i)  Amended  and  Restated  Articles  of  Incorporation  (b)
        3 (ii) Certificate of Amendment to the Amended and Restated Articles
               of Incorporation of the Company (b)
        3 (iii)Certificate of Amendment to the Articles of  Incorporation  for
               change of name to All-Comm Media Corporation (e)
        3 (iv) By-Laws (b)
        3 (v)  Certificate  of Amendment of Articles of  Incorporation  for
               increase in number of authorized shares to 36,300,000 total (h)
        3 (vi) Certificate  of  Amendment  of  Articles of  Incorporation  for
               change of name to Marketing Services Group, Inc. (a)
        10.1   1991 Stock Option Plan (c)
        10.2   Operating  Covenants  Agreement,  dated April 25, 1995, between
               Alliance Media Corporation and Mr. Stephen Dunn (d)
        10.3   Pledge  Agreement,  dated as of April 25, 1995,  between Alliance
               Media Corporation and Mr. Stephen Dunn (d)
        10.4   Option  Agreement (e) 10.5  Amendment to Option  Agreement (f)
        10.6   Memorandums of Understanding (f)
        10.7   Sample  Series  B  Convertible   Preferred  Stock  Subscription
               Agreement (g)
        10.8   Sample Private  Placement  Purchase  Agreement for  Convertible
               Notes (g)
        10.9   Letter  from  Seller of SD&A  agreeing  to  long-term  obligation payment and restructuring (g)
        10.10  Sample Convertible Notes Rescission Letter (h)
        10.11  Sample  Series  C  Convertible   Preferred  Stock  Subscription
               Agreement (h)
        10.12  Agreement   and  Plan  of   Merger   between   All-Comm   Media
               Corporation and Metro Services Group, Inc. (i)
        10.13  Security  Agreement  between  Milberg  Factors,  Inc. and Metro
               Services Group, Inc. (j)
        10.14  Security  Agreement  between Milberg Factors,  Inc. and Stephen
               Dunn & Associates, Inc. (a)
        10.15  Agreement and Plan of Merger between Marketing  Services Group,
               Inc. and Pegasus Internet, Inc. (a)
        10.16  J. Jeremy Barbera Employment Agreement (c)
        10.17  Robert M. Budlow Employment Agreement (i)
        10.18  Janet Sautkulis Employment Agreement (i)
        10.19  Scott Anderson Employment Agreement (a)
        10.20  Robert Bourne Employment Agreement (a)
        10.21  Thomas Scheir Employment Agreement (a)
        10.22  Krista Mooradian Employment Agreement (a)
        10.23  Stephen Dunn Employment Agreement (d)
        10.24  Severance Agreement with Barry Peters (j)
        10.25  Severance Agreement with E. William Savage (j)
        10.26  Form of Private Placement Agreement (j)
        10.27  Form of Series B Conversion Agreement (k)
        10.28  Form of Warrant Cancellation Agreement (k)
        10.29  Form of Series C Repurchase and Exchange Agreement (k)
        10.30  Form of Option Cancellation Agreement (k)
        10.31  Form of Amended and Restated Series B Conversion Agreement (k)
        10.32  Form of Amended and Restated  Series C Repurchase  and Exchange
               Agreement (k)
        10.33  Form of Amended and Restated Option Cancellation Agreement (k)
        11     Statement re: computation of per share earnings (a)
        21     List of Company's subsidiaries (a)
        23     Consent of Coopers and Lybrand LLP (a)
        27     Financial Data Schedule (a)
   (a)  Incorporated herein
   (b) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192
   (c) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839
   (d) Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
   (e) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995
   (f) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996
   (g) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996 (h) Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996
   (i) Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996
   (j) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997
   (k) Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended, originally filed on October 17, 1996

(B) Reports on Form 8-K.

   The Company filed a Report on Form 8-K reporting the change of the name of the Company from All-Comm Media Corporation to Marketing Services Group, Inc., pursuant to approval by the shareholders at a special meeting on June 30, 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARKETING SERVICES GROUP, INC.
                                   (Registrant)


                                   By:     /s/ J. Jeremy Barbera
                                           J. Jeremy Barbera
                                           Chairman of the Board and Chief
                                           Executive Officer

                                   Date:   September 26, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                             Date
---------                  -----                             -------

/s/ J. Jeremy Barbera    Chairman of the Board and           September 26, 1997
J. Jeremy Barbera        Chief Executive Officer
                         (Principal Executive Officer)


/s/ Scott Anderson       Chief Financial Officer(Principal   September 26, 1997
Scott Anderson           Financial and Accounting Officer)


/s/ Alan I. Annex        Director and Secretary              September 26, 1997
Alan I. Annex


/s/ S. James Coppersmith     Director                        September 26, 1997
S. James Coppersmith


/s/ Seymour Jones            Director                        September 26, 1997
Seymour Jones


/s/ C. Anthony Wainwright    Director                        September 26, 1997
C. Anthony Wainwright

The foregoing constitute all of the Board of Directors.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS
                             [Items 7 and 13(a)]





       (1) FINANCIAL STATEMENTS:                             Page
           Report of Independent Public Accountants           30

           Consolidated Balance Sheets
              June 30, 1997 and 1996                          31

           Consolidated Statements of Operations
              Years Ended June 30, 1997, 1996 and 1995        32

           Consolidated Statements of Stockholders' Equity
              Years Ended June 30, 1997, 1996 and 1995        33

           Consolidated Statements of Cash Flows
              Years Ended June 30, 1997, 1996 and 1995       34-36

           Notes to Consolidated Financial Statements        37-55

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





The Stockholders of
  Marketing Services Group, Inc.



      We have audited the accompanying consolidated financial statements of Marketing Services Group, Inc. and Subsidiaries, listed in Items 7 and 13(a) of this Form 10-KSB. These financial statements are the responsibility of Marketing Services Group, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marketing Services Group, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                          /s/ COOPERS & LYBRAND L.L.P.


Los Angeles, CA
September 25, 1997

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS - JUNE 30, 1997 AND 1996

                                                   1997            1996
                                                   ----            ----
ASSETS                                                         (as restated)
Current assets:
   Cash and cash equivalents                   $  2,929,012    $  1,393,044
   Accounts receivable billed,
    net of allowance for doubtful accounts
    of $32,329 and $34,906 in 1997 and 1996,
    respectively                                  4,178,634       2,681,748
   Accounts receivable unbilled                     826,204
   Land held for sale at cost                                       921,465
   Other current assets                             281,458         107,658
                                                -----------     -----------
     Total current assets                         8,215,308       5,103,915
Property and equipment at cost, net                 745,783         299,045
Intangible assets at cost, net                   16,126,598       7,851,060
Other assets                                        303,583          47,046
                                                -----------     -----------
     Total assets                               $25,391,272     $13,301,066
                                                ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                        $ 1,661,708     $   500,000
   Trade accounts payable                         2,317,482         470,706
   Accrued salaries and wages                       807,017         706,039
   Other accrued expenses                           734,958         758,112
   Income taxes payable                              41,757          10,000
   Current portion of long term obligations       2,083,772         583,333
   Related party payable                            379,444
                                                -----------     -----------
     Total current liabilities                    8,026,138       3,028,190
Long-term obligations                             3,205,238       1,516,667
Related party payable                               379,444         425,000
Other liabilities                                    94,638          80,315
                                                -----------     -----------
   Total liabilities                             11,705,458       5,050,172
                                                -----------     -----------

Commitments and contingencies:
Redeemable convertible preferred stock -
  $.01 par value; consisting of 6,200
  shares of Series B convertible preferred
  stock issued and outstanding at June
  30, 1996, none at June 30,1997, 2,000
  shares of Series C convertible preferred
  stock  issued  and  outstanding  at
  June  30, 1996, none at June  30, 1997
                                                                  1,306,358
                                                                -----------
Stockholders' equity:
   Convertible preferred stock - $.01 par
     value; 50,000 shares authorized,
     none outstanding
   Common stock - authorized  36,250,000 and
     6,250,000  shares of $.01 par value
     at June 30, 1997 and 1996, respectively;
     11,438,564 and 3,198,534 shares issued,
     respectively                                   114,386          31,985
   Additional paid-in capital                    25,209,493      13,173,520
   Accumulated deficit                          (11,502,596)     (6,125,500)
   Less 11,800 shares of common stock in
     treasury, at cost                             (135,469)       (135,469)
                                                -----------     -----------
     Total stockholders' equity                  13,685,814       6,944,536
                                                -----------     -----------
     Total liabilities and stockholders' equity $25,391,272     $13,301,066
                                                ===========     ===========


See Notes to Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                            1997           1996         1995
                                                      (as restated)

Revenues                               $ 24,144,874    $15,889,210   $3,630,828
                                        -----------    -----------   ----------
Operating costs and expenses:
   Salaries and benefits                 14,967,420     12,712,150    3,139,232
   Direct costs                           5,587,343        807,057      102,052
   Selling, general and administrative    2,717,583      1,703,355    1,068,675
   Non-recurring compensation expense
      on option grants                    1,650,000
   Non-recurring restructuring costs        958,376
   Professional fees                        868,389        625,667      459,344
   Depreciation                             250,194        139,881       52,348
   Amortization of intangible assets        719,400        361,537       65,101
                                        -----------    -----------  -----------
     Total operating costs and expenses  27,718,705     16,349,647    4,886,752
                                        -----------    -----------  -----------
     Loss from operations                (3,573,831)      (460,437)  (1,255,924)
                                        -----------    -----------  -----------
Other income (expense):
   Non-recurring discounts on warrant
      exercises                            (113,137)
   Non-recurring withdrawn public
      offering costs                     (1,179,571)
   Gain from sales of securities                                      1,579,539
   Loan commitment fee                                                 (300,000)
   Interest and other income                 38,316         12,276       14,726
   Interest expense                        (529,521)      (505,128)     (94,200)
   Gain from sale of land                    90,021
                                        -----------    -----------  -----------
   Total                                 (1,693,892)      (492,852)   1,200,065
                                        -----------    -----------  -----------
   Loss from continuing operations
     before income taxes                 (5,267,723)      (953,289)     (55,859)
   Provision for income taxes              (109,373)      (141,084)     (75,000)
                                        -----------    -----------  -----------
Loss from continuing operations before
  discontinued operations                (5,377,096)    (1,094,373)    (130,859)
Gain on sale of discontinued operations                                 322,387
Loss from discontinued operations                                       (81,131)
                                        -----------    -----------  -----------
   Net income (loss)                   $ (5,377,096)   $(1,094,373) $   110,397
                                        ===========    ===========  ===========

Net income (loss) attributable to
  common stockholders*                 $(20,199,038)   $(1,189,341) $   110,397
                                        ===========    ===========  ===========
Income (loss) per common share:
   From continuing operations               $(2.85)       $ (.39)       $(.07)
   From discontinued operations                                           .13
                                            ------        ------        -----
Income (loss) per common share              $(2.85)       $ (.39)       $ .06
                                            ======        ======        =====

Weighted average common and common
 equivalent shares outstanding            7,089,321      3,068,278    1,807,540
                                          =========      =========    =========

Primary and fully diluted income (loss) per common share are the same in each year.

* The twelve months ended June 30, 1997 include the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; (c) periodic non-cash accretions on preferred stock; and (d) $5.0 million in discounts on warrant exercises (see Notes 14 and 22).

See Notes to Consolidated Financial Statements.

                  MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED JUNE 30, 1997, 1996 AND 1995
                                   (as restated)

                                       Convertible                       Additional      Accu-
                                     Preferred Stock     Common Stock      Paid-in       mulated     Treasury Stock
                                     Shares  Amount    Shares    Amount    Capital       Deficit    Shares     Amount     Totals
                                     ------  ------  ---------  -------  ----------   -----------   ------  ---------   ---------

Balance June 30, 1994                                1,436,833  $14,368  $5,928,542   $(5,141,524) (11,800) $(135,469)  $ 665,917
Issuance of restricted shares for
  litigation settlement                                 37,500      375     149,625                                       150,000
Issuance of restricted shares for
  merger with Alliance Media Corp.                   1,025,000   10,250   2,734,750                                     2,745,000
Issuance of restricted shares as
  finders fees                                          42,500      425     138,325                                       138,750
Private placement of shares-cash                       413,759    4,138   1,014,537                                     1,018,675
Shares issued upon exercise of
  stock options and warrants                            72,500      725     207,193                                       207,918
Discounts granted on exercise of
  options                                                                   127,875                                       127,875
Net income                                                                                110,397                         110,397
                                     ------  ------  ---------  -------  ----------   -----------   ------  ---------  ----------
Balance June 30, 1995                                3,028,092   30,281  10,300,847    (5,031,127) (11,800)  (135,469)  5,164,532
Issuance of common shares as
  compensation to employees,
  directors and consultants                             95,442      954     218,974                                       219,928
Sale of shares (including 12,500
  to related parties)                                   75,000      750     119,250                                       120,000
Sale of Series A Preferred Stock     10,000   $100                          686,669                                       686,769
Repurchase of Series A Preferred
  Stock                             (10,000)  (100)                        (812,400)                                     (812,500)
Warrants issued with Preferred
  Stock                                                                   2,672,522                                     2,672,522
Warrants issued to consultants and
  creditors                                                                  82,626                                        82,626
Accretion of redeemable
  convertible preferred stock                                               (94,968)                                      (94,968)
Net loss                                                                              (1,094,373)                      (1,094,373)
                                     ------  ------  ---------  -------  ----------   -----------   ------  ---------  ----------
Balance June 30, 1996                                3,198,534   31,985  13,173,520   (6,125,500)  (11,800)  (135,469)  6,944,536

Shares issued upon exercise of
  options                                                7,925       79         (79)
Purchase of warrants by consultants                                          81,000                                        81,000
Accretion of redeemable convertible
  preferred stock                                                          (806,425)                                     (806,425)
Issuance of restricted shares for
  SD&A earnout                                          96,748      967     424,033                                       425,000
Non-recurring issuance of options for
compensation of executive officers                                        1,650,000                                     1,650,000
Issuance of common stock for acqui-
  sition of Metro Services Group                     1,814,000   18,140   7,237,860                                     7,256,000
Recapitalization:
  Conversion of 6,200 shares of
  Series B redeemable convertible
  preferred stock into common                        2,480,000   24,800   1,661,288                                     1,686,088
  Accretion on repurchase of 2,000
  shares of Series C redeemable
  preferred stock                                                          (573,305)                                     (573,305)
Issuances of restricted stock in
  exchange for warrants                                600,000    6,000      (6,000)
Issuances of restricted stock for
  accrued interest on Series B&C
  redeemable convertible preferred
  stock                                                 88,857      889     144,864                                       145,753
Issuances of restricted shares upon
  exercise of discounted warrants                    3,152,500   31,526   2,033,600                                     2,065,126
Discounts granted on exercise of
  warrants                                                                  113,137                                       113,137
Issuances of warrants to
  consultants                                                                76,000                                        76,000
Net loss                                                                              (5,377,096)                      (5,377,096)
                                     ------  ------ ---------- -------- ----------- ------------   ------  ---------  -----------
Balance June 30, 1997                               11,438,564 $114,386 $25,209,493 $(11,502,596) (11,800) $(135,469) $13,685,814
                                     ======  ====== ========== ======== =========== ============   ======  =========  ===========

See Notes to Consolidated Financial Statements.

                  MARKETING SERVICES GROUP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                             1997         1996        1995
                                         -----------  -----------  -----------
Operating activities:                                (as restated)
   Net income (loss)                     $(5,377,096) $(1,094,373) $   110,397
   Adjustments to reconcile loss to net
   cash used in operating activities:
     Gains from sales of securities                                 (1,579,539)
     Gain on sale of STI                                              (322,387)
     Gain on sale of land                    (90,021)
     Depreciation                            250,194      139,881       52,348
     Amortization                            719,400      361,537       65,101
     Loss on disposal of assets               35,640                    30,319
     Discount on exercise of warrants
       and options                                                     127,875
     Discounts on exercise of warrants       113,137
     Compensation expense on option
       grants                              1,650,000
     Stock issuances to employees,
       directors and consultants                          193,677
     Accretion on  note  payable
       and redeemable stock                  161,597
     Warrant   issuances  to
       consultants and creditors             152,000       82,626
    Promissory   notes  issued  for
      settlement  agreements                 499,524
    Accrued interest on redeemable
      convertible preferred stock                          17,490
   Changes in assets and liabilities
   net of effects from acquisition:
     Accounts receivable                    (483,959)    (613,771)    (377,631)
     Other current assets                   (119,263)      38,710      (16,844)
     Other assets                           (144,237)      (8,346)      20,519
     Trade accounts payable                 (312,493)     105,068     (147,360)
     Accrued expenses and other liabilities  259,314      (21,674)       6,757
     Income taxes payable                     22,225      (84,565)      55,000
     Discontinued operations, net                                     (152,662)
                                          ----------   ----------  -----------
   Net cash used in operating activities  (2,664,038)    (883,740)  (2,128,107)
                                          ----------   ----------  -----------
Investing activities:
   Proceeds from sales of investments
     in securities                                                   2,682,811
   Purchase of investment in securities                             (1,063,272)
   Proceeds  from  sale of STI                                         800,000
   Proceeds from sales of fixed assets                                  11,000
   Proceeds from sale of land                860,443
   Acquisition of Alliance Media
     Corporation, net of cash
     acquired of $567,269                                              259,088
   Acquisition of Metro Services Group,
     Inc., net of cash acquired
     of $349,446                             207,327
   Payments relating to acquisition of
     Alliance & SD&A                                     (477,704)
   Purchase of property and equipment       (489,846)     (94,772)     (43,905)
   Land development costs                                              (10,526)
                                          ----------   ----------   ----------
     Net cash provided by (used in)
       investing activities                  577,924     (572,476)   2,635,196
                                          ----------   ----------   ----------
Financing activities:
  Proceeds from exercise of warrants       2,065,125
  Repurchase of preferred  stock                         (812,500)
  Proceeds from convertible notes
    payable                                2,200,000
  Proceeds from issuances of
    common stock                                          120,000    1,226,593
  Proceeds from issuances of
    preferred stock and warrants               5,000    4,570,682
  Proceeds from (repayment of)
   land option                              (150,000)     150,000
  Proceeds from bank loans and
  credit facilities                        1,686,546      500,000
  Repayments of bank loans and credit
   facilities                               (524,838)     (49,694)    (513,059)
  Payments on promissory notes               (51,889)
  Proceeds from note payable other                                   1,000,000
  Repayments of note payable other        (1,000,000)     (72,000)  (1,072,000)
  Principal payments under capital
     lease obligation                        (41,195)
  Related party repayments                  (566,667)  (2,775,000)    (350,000)
                                          ----------   ----------   ----------
    Net cash provided by financing
      activities                           3,622,082    1,631,488      291,534
                                          ----------   ----------   ----------
Net increase in cash and cash
  equivalents                              1,535,968      175,272      798,623
Cash and cash equivalents at
  beginning of year                        1,393,044    1,217,772      419,149
                                          ----------   ----------   ----------
Cash and cash equivalents at
  end of year                             $2,929,012   $1,393,044   $1,217,772
                                          ==========   ==========   ==========
Supplemental disclosures of
  cash flow data:
    Cash paid during the year for:
     Interest                            $ 243,482     $ 455,276    $ 60,422
     Financing charge                    $ 154,000                  $300,000
     Income tax paid                     $  45,154     $ 155,025    $ 15,000


Supplemental scheduleof non cash investing and financing activities
-------------------------------------------------------------------
For the year ended June 30, 1997:

In August, 1996, 7,925 net additional shares of common stock were issued upon exercise of stock options for 15,000 shares, using 7,075 outstanding shares as payment of the exercise price.

In September, 1996, the Company issued 96,748 shares of common stock, valued at $425,000, as an earn out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1996.

During September, 1996, two former members of executive management were granted stock options for 600,000 shares of common stock as part of their employment agreements. Compensation expense of $1,650,000 was recognized for the difference between the exercise price and the fair market value at date of grant.

On October 1, 1996, the Company issued 1,814,000 shares of its common stock and $1,000,000 face value in 6% convertible notes to acquire 100% of the outstanding stock of Metro Services Group, Inc. The debt was originally discounted to $920,000 to reflect an effective interest rate of 10%, increased to $943,806 in April, 1997, as a result of a $100,000 prepayment. At acquisition, assets acquired and liabilities assumed, less payments made for acquisition, were:

              Working capital, other than cash  $ 389,310
              Property and equipment             (242,726)
              Other assets                        (50,000)
              Costs in excess of net assets
                of acquired company            (8,236,046)
              Long-term debt, discounted          943,806
              Other liabilities                   146,983
              Common stock issued               7,256,000
                                                ---------
                                                $ 207,327
                                                =========

On December 23, 1996, the Company issued 3,168,857 shares of its common stock and $1,000,000 face value in debt as part of a recapitalization. 6,200 shares of Redeemable Series B Preferred Stock were converted into 2,480,000 common shares; 2,000 shares of Redeemable Series C Preferred Stock were repurchased for $1,000,000 in notes; warrants for 3,000,000 shares were exchanged for 600,000 common shares and $145,753 in accrued interest was converted into 88,857 common shares. Interest expense for fiscal 1997 was $128,264 (see Note 15).

In March, 1997, the Company entered into promissory notes payable for executive management settlement agreements at a discounted value of $499,524, of which $447,635 was unpaid at June 30, 1997.

During March 1997, to raise $2.1 million in cash, the Company accepted offers from warrant holders to discount their exercise prices as an inducement to exercise. The non-cash value of the discounts totaled $5,088,637, of which $113,137 was expensed in fiscal 1997 and $4,975,500 was charged directly to paid in capital.

In April, 1997, the Company made prepayments on a portion of discounted long-term debt to a former owner of Metro Services Group, Inc., resulting in non-cash accretion of $23,810 on the discounted debt and goodwill. Accretion of the discount on the unpaid notes was $33,333.

On June 30, 1997, intangible assets were increased by $758,888, payable half in common stock and half in cash to the former owner of SD&A as additional consideration resulting from SD&A's achievement of defined results of operations, during fiscal 1997 (see Note 4).

During fiscal 1997, the Company issued warrants to acquire common stock for consulting services valued at $152,000.

On July 1, 1997, the Company consummated an agreement to purchase Pegasus Internet, Inc. At June 30, 1997, the Company has accrued $80,000 in unpaid acquisition costs.

For the year ended June 30, 1996:

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

On June 30, 1996, intangible assets were increased by $425,000 for accrued restricted common stock payable to the former owner of SD&A as an additional payment resulting from SD&A achievement of defined results of operations.
See Note 4.

For the year ended June 30, 1995:

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

               Working capital, other than cash   $ 601,729
               Property and equipment              (326,320)
               Costs in excess of net assets
                 of companies acquired           (7,337,870)
               Other assets                         (23,451)
               Long term debt                     4,500,000
               Common stock issued                2,845,000
                                                  ---------
                                                  $ 259,088
                                                  =========

Five thousand shares of common stock valued at $38,750 were issued as a commission on the sale of STI during 1995.

The Company issued 37,500 shares of common stock valued at $150,000 in Fiscal 1995 in settlement of a 1994 liability for early termination of a consulting agreement.


See Notes to Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL:

      Marketing Services Group, Inc. ("MSGI" or the "Company") was formerly known as All-Comm Media Corporation and, prior to that, as Sports-Tech, Inc. On April 25, 1995, the Company, through a wholly-owned subsidiary, was merged with Alliance Media Corporation ("Alliance") and its wholly-owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). Upon consummation of the merger, the members of the board of directors of the Company resigned and a new board was appointed. SD&A provides telemarketing and telefundraising services to not-for-profit arts and other organizations principally in the United States. Effective October 1, 1996, the Company purchased 100% of the outstanding stock of Metro Services Group, Inc. (to be renamed Metro Direct, Inc.) ("Metro"). Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and tax-exempt organizations. The Company's mission is to create a growth-oriented direct marketing company through acquisitions and internal growth.

      Prior to the merger with Alliance, the Company's owned two operating subsidiaries, Sports-Tech International ("STI") and High School Gridiron Report ("HSGR"). STI was engaged in the sale of computer software, computer equipment and computer aided video systems used by sports programs at the professional, collegiate and high school levels. HSGR provided academic and video data to aid in pre-qualifying high school athletes to colleges and universities. In fiscal 1995, the Company discontinued the operations of STI and HSGR. With the disposition of the STI operations, closure of the HSGR operations and the acquisitions of Alliance and Metro, the Company is now operating in the direct marketing industry segment.

      The Company believes that funds available from operations and its unused credit facilities will be adequate to finance its current operations and anticipated growth and meet planned capital expenditures, interest and debt obligations in its fiscal year ending June 30, 1998. Thereafter, and in conjunction with the Company's acquisition and growth strategy, additional financing may be required to meet potential acquisition payment requirements. The Company believes that it has the ability to raise funds through private placements or public offerings of debt and/or equity securities to meet these requirements. There can be no assurance, however, that such capital will be required or available at terms acceptable to the Company, or at all. The Company is engaged in ongoing evaluation of, and discussions with, third parties regarding possible acquisitions; however, the Company currently has no definitive agreements with respect to any significant acquisitions.

2.  SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:
      The consolidated financial statements include the accounts of Marketing Services Group, Inc. and its wholly-owned subsidiaries: Alliance; SD&A; Metro; All-Comm Holdings, Inc. (formerly, Bullhead Casino Corporation), dissolved during fiscal 1997; All-Comm Acquisition Corporation (formerly, BH Acquisitions, Inc.), dissolved during fiscal 1997; Sports-Tech International, Inc., sold during fiscal year 1995; High School Gridiron Report, Inc., dissolved during fiscal year 1996; and BRST Mining Company, dissolved during fiscal year 1996. STI and HSGR are presented as discontinued operations in the consolidated financial statements. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates:
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying value of intangible assets, deferred tax valuation allowance and the allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents/Statement of Cash Flows:
      Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Land held for Sale:
      The cost of acquiring, improving and planning the development of land was capitalized. Costs related to development were written off when such plans are abandoned. Interest cost was capitalized in periods in which activities specifically related to the development of the land took place. The land was valued at lower of cost or market. The land was sold on August 16, 1996. See
Note 7.

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

      Equipment...........................5 years
      Furniture and fixtures..............2 to 7 years
      Computer equipment and software.....3 to 5 years
      Leasehold improvements..............over the useful life of the assets or term of the lease, whichever is
                                            shorter


Intangible Assets:
      Excess of cost over net assets acquired in connection with the Alliance and SD&A acquisitions are being amortized over the period of expected benefit of 40 years. Covenants not to compete are stated at cost and are amortized over the period of expected benefit. Proprietary software is amortized over its period of expected benefit of five years. For each of its investments, the Company assesses the recoverability of its goodwill, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted future cash flows over the remaining amortization period. If projected future cash flows indicate that unamortized goodwill will not be recovered, an adjustment will be made to reduce the net goodwill to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No impairment has been recognized in the accompanying financial statements.

Revenue recognition:
      Revenues represent fees earned by SD&A which are recorded when pledged cash is received for on-site campaigns and when services are provided for off-site campaigns. Metro recognizes revenue when its services have been fully performed and completed (the "Service Date") but does not bill for such services, in accordance with industry practices, until all services relating to a client's campaign, including services to be performed by unrelated third parties, have been completed. The client's obligation to pay Metro for its completed services is not contingent upon completion of the services to be performed by these unrelated third parties. In any event, clients are billed no later than a predetermined mailing date for their respective campaigns, which date is generally not more than thirty days after the Service Date. Unbilled receivables represent the portion of revenues recognized in excess of revenues billed in accordance with this practice.

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

Stock Option Plan:
      Prior to fiscal 1997, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation", which requires entities to either recognize as expense the fair value of all stock-based awards or to provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1996 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to apply the pro forma disclosure provisions of SFAS No. 123.

Earnings (loss) per share:
      Primary earnings (loss) per common and common equivalent share and earnings per common and common equivalent share assuming full dilution are computed based on the weighted average number of common shares outstanding and common share equivalents attributable to the effects, if dilutive, of the assumed exercise of outstanding stock options and warrants, and the conversion of convertible notes and preferred shares.

Reclassifications:
      Certain prior year items have been reclassified to conform with current year presentation.

3.  ACQUISITION OF METRO SERVICES GROUP, INC.

      Effective as of October 1, 1996, the Company acquired Metro Services Group, Inc. pursuant to a merger agreement. In exchange for all of the then outstanding shares of Metro, the Company issued 1,814,000 shares of its common stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes, which have a stated interest rate of 6%, were discounted to $920,000, (adjusted to $944,000 as of June 30, 1997, subsequent to an April payment) to reflect an estimated effective interest rate of 10%. The Notes are due and payable, together with interest thereon, on June 30, 1998, and are convertible on or before maturity, at the option of the holder, into shares of common stock at a conversion rate of $5.38 per share. In April 1997, $100,000 of the Notes were repaid and, in July 1997, $400,000 were repaid.

      The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment resulted in approximately $7.3 million of costs in excess of net assets acquired, after recording covenants not to compete of $650,000 and proprietary software of $250,000. Such excess is being amortized over the expected period of benefit of forty years, except for the covenants and software which are amortized over their expected benefit periods of three and five years respectively.

      The operating results of this acquisition are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and increased interest on acquisition debt. The net loss for the year ended June 30, 1997 includes the non-cash compensation expense of $1.7 million recorded on the grant of options in September, 1996, as well as the $5.1 million in warrant discounts, $1.2 million in withdrawn offering costs and $1.0 million in restructuring costs, as discussed in notes 16, 20 and 21. Net loss to common stockholders includes $9.8 million of non-cash dividends and accretion on preferred stock.
                                           Unaudited
                                      1997           1996
                                      ----           ----
           Revenues               $26,360,830    $23,983,070
           Net loss                (5,400,262)    (1,255,713)
           Net loss to common     (20,222,204)    (1,350,681)
           Loss per common share    $(2.68)         $(0.28)

      The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operation of the combined entities.

4. ACQUISITION OF ALLIANCE MEDIA CORPORATION AND STEPHEN DUNN & ASSOCIATES, INC:

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

      The assets of Alliance acquired by the Company consisted primarily of (i) all the issued and outstanding stock of SD&A, which Alliance had acquired simultaneously with the merger, (ii) a five year covenant not to compete with the former owner of SD&A, and (iii) the cash proceeds of $1,509,750 (net of certain payments, including the payment of $1.5 million made pursuant to the acquisition of SD&A) of a private placement of equity securities of Alliance, which securities, upon consummation of the merger, were converted into the Company's common stock. The purchase price of SD&A paid by Alliance was $1.5 million in cash, plus $4.5 million in long-term obligations yielding prime rate, payable over four years. Additional contingent payments of up to $850,000 per year over the period ending June 30, 1998 may be required based on the achievement of defined results of operations of SD&A after its acquisition. At the Company's option, up to one half of the additional contingent payments may be made with restricted common shares of the Company. Alliance and SD&A had entered into an operating covenant agreement relating to the operations of SD&A and Alliance had pledged all of the common shares of SD&A acquired to collateralize its obligations under that agreement.

     These acquisition terms were revised pursuant to the Company private placement financing which occurred on June 7, 1996 (see Note 14) whereby the long term obligations were revised and approximately $2.0 million was paid in June, 1996. The balance of $2.1 million was revised to be payable in 36 monthly principal payments of $58,333, plus interest at 8%, starting September 19, 1996. As of June 30, 1997, due to a pending change in financing relationship, the May and June, 1997 payments had not been made. These payments were paid in full in August, 1997.

      The assets of SD&A acquired by Alliance (and therefore by the Company upon consummation of the merger) consisted primarily of cash and cash equivalents, accounts receivable and furniture, fixtures and equipment.

      These acquisitions were accounted for using the purchase method. The purchase price was allocated to assets acquired based on their estimated fair value. This treatment initially resulted in approximately $6.3 million of costs in excess of net assets required, after recording a covenant not to compete of approximately $1.0 million. The excess was increased by $759,000 and $850,000 on June 30, 1997 and 1996, respectively, due to achievement of defined results of operations of SD&A for the years then ended. Such excess, which may increase for one further contingent payment, is being amortized over the remainder of the expected period of benefit of 40 years.

      The operating results of these acquisitions are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Alliance and SD&A had been acquired as of the beginning of the period presented, after including the impact of certain adjustments, such as: amortization of intangibles, increased interest on the acquisition debt, and adjustment of officer salary for new contract.
                                                        1995 (unaudited)
                                                        ----------------
      Net sales                                          $15,013,000
      Loss from continuing operations                       (113,911)
      Loss from continuing operations per common share     $(.04)

     The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined entities.

5.  DISCONTINUED OPERATIONS:

      During the year ended June 30, 1995, the Company sold its STI subsidiary for $800,000, out of which $80,000 was paid as a commission to STI's former president. The former president of STI also received 5,000 shares of common stock, valued at $38,750, and warrants to purchase 2,500 shares of the Company's common stock at $8.00 per share in connection with this transaction. The Company realized a gain on the sale of $322,387. No tax was allocable to this gain due to net operating loss carryforwards.

      Concurrent with the closing of sale of STI, all operations of HSGR ceased and all unrecoverable assets were written off, which amounted to approximately $22,000. Accordingly, STI and HSGR are reported as discontinued operations for the year ending June 30, 1995, and the consolidated financial statements were reclassified to report separately the operating results, gain on disposition and cash flows of these operations. Revenues of these discontinued operations for fiscal 1995 were $1,147,829.

6.  PROPERTY AND EQUIPMENT:

      Property and equipment of continuing operations at June 30, 1997 and 1996 consisted of the following:
                                                    1997         1996
                                                    ----         ----
           Office furnishings and equipmen       $ 934,148    $ 302,607
           Leasehold improvements                  201,212      169,771
                                                 ---------    ---------
                                                 1,135,360      472,378
           Less accumulated depreciation and
               amortization                       (389,577)    (173,333)
                                                 ---------    ---------
                                                 $ 745,783    $ 299,045
                                                 =========    =========

7.  LAND HELD FOR SALE:

      The Company, through its wholly owned subsidiary, All-Comm Holdings, Inc., owned approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $921,465 as of June 30, 1996. During fiscal 1996, a bond measure was passed by Clark County, Nevada authorities, resulting in a special assessment to fund improvements which would benefit the land. The principal balance assessed to the Company totaled $154,814 plus interest at 6.4% and was payable in semi-annual installments over twenty years. The principal was capitalized by the Company in fiscal 1996. On August 16, 1996, the land was sold to, and liability assumed by, an independent third party, via auction, for $952,000 in cash, resulting in a net gain of approximately $90,000.

8.  INTANGIBLE ASSETS:

   Intangible assets at June 30, 1997 and 1996, consist of the following:

                                                     1997           1996
                                                     ----           ----
            Covenants not to compete             $ 1,650,000     $1,000,000
            Proprietary software                     250,000
            Goodwill                              15,372,636      7,277,698
                                                 -----------    -----------
                                                  17,272,636      8,277,698
            Less accumulated amortization         (1,146,038)      (426,638)
                                                 -----------    -----------
                                                 $16,126,598     $7,851,060
                                                 ===========     ==========

      The increase in intangible assets during 1997 was due to the costs in excess of net assets acquired in the Metro acquisition, as well as recording of an estimated contingent payment of $759,000 due to the former owner of SD&A subsequent to the achievement of defined results of operations of SD&A during the year ended June 30, 1997.

9.  SHORT-TERM BORROWINGS:

      At June 30, 1996, SD&A had a $500,000 line of credit from a bank which was fully used. The line bore interest at prime plus 1/2% (8.75% at June 30, 1996), was collateralized by substantially all of SD&A's assets and was personally guaranteed by SD&A's President. The line of credit also contained certain financial covenants, including current ratio, working capital, debt and net worth, capital expenditure, and cash flow requirements. During fiscal 1997, the personal guarantee of SD&A's President was removed, the line was increased to $750,000 and SD&A obtained a note payable of $125,000 to finance expansion of the Berkeley Calling Center. The note payable required monthly principal repayments of $3,473, plus interest.

      At June 30, 1997, the outstanding balances on the note and line of credit were $104,162 and $746,000, respectively, which bore interest at the bank's prime rate plus 3/4% and 1/2%, respectively.

      In August, 1997, SD&A entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000, collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at June 30, 1997) plus 1 1/2% with a minimum annual interest requirement of $80,000. The facility has an annual fee of 1% of the available line. The facility has tangible net worth and working capital covenants. In August, the outstandings on the bank line and note payable were fully paid from borrowings on the new facility.

      In April, 1997, Metro entered into a two-year renewable revolving credit facility with a lender for a line of credit commitment of up to a maximum of $1,500,000, collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at June 30, 1997) plus 1 1/2%, with a minimum annual interest requirement of $60,000. The facility has an annual fee of 1 1/2% of the available line. At June 30, 1997, Metro had drawn $811,546 on the line. The facility has tangible net worth and working capital covenants.

10.  OTHER ACCRUED EXPENSES:

      Accrued expenses at June 30, 1997 and 1996 consisted of the following:
                                                  1997           1996
                                                  ----           ----
               Accrued professional fees        $362,500       $290,897
               Other                             372,458        467,215
                                                --------       --------
               Total                            $734,958       $758,112
                                                ========       ========

11.  LONG TERM OBLIGATIONS:

      Long term obligations at June 30, 1997 and 1996 consist of the following:

                                                    1997           1996
                                                    ----           ----
      6% Convertible notes (a)                   $2,200,000
      Promissory notes to seller of SD&A (b)      1,633,333     $2,100,000
      Promissory notes to sellers of Metro (c)      877,142
      Promissory notes to former executives (d)     447,635
      Capital lease obligation (e)                  130,900
                                                 ----------     ----------
      Total                                       5,289,010      2,100,000
      Less:  Current portion                     (2,083,772)      (583,333)
                                                 ----------     ----------

      Total long term obligations                $3,205,238     $1,516,667
                                                 ==========     ==========

(a) In April, 1997, the Company obtained $2,046,000, net of fees from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. Subsequent to fiscal 1997 through September 23, 1997, $1,675,000 face value of the notes, plus interest, was converted into 684,122 shares.

(b) In connection with the acquisition of SD&A on April 25, 1995, Alliance issued promissory notes totaling $4,500,000 to SD&A's current President and former sole shareholder. The notes bore interest at prime rate, not to exceed 10% or drop below 8%, and were payable monthly. Principal payments were due quarterly, and originally $1,500,000 was due in quarterly installments during fiscal 1996. During 1996 the July 1, 1996 principal payment of $375,000 was made and the long term obligations were restructured to defer principal payments due October 1, 1995, January 1, 1996 and April 1, 1996, until June 1996. In June, 1996, principal payments of $2,025,000 were made and the remaining obligations of $2,100,000 are now payable at $58,333 per month, plus interest at 8%, starting September 19, 1996. As of June 30, 1997, due to a pending change in financing relationship, the May and June payments had not been made. These payments were made in full in August, 1997.

(c) As discussed in Note 3, in connection with the acquisition of Metro, 6% convertible promissory notes with a face value of $1,000,000 were issued to the sellers, who remain related parties. The notes, which were discounted to $920,000 to reflect an effective interest rate of 10%, are due and payable, if not previously converted, on June 30, 1998. In April, 1997, the Company repaid $100,000 face value of the notes, payable to its Chief Executive Officer, and in July, 1997, an additional $400,000 was repaid.

(d) As discussed in Note 12, effective March 31, 1997, the Company entered into settlement agreements with former senior executives, which included promissory notes payable with face amounts totaling $540,000 at 0% interest. The notes are payable in equal monthly installments, starting May 14, 1997. The notes were discounted to $499,000, to reflect an effective interest rate of 10%. Amounts payable on these notes at June 30, 1997 totaled $448,000.

(e) Metro leases certain computer hardware and software under a three year capital lease obligation. Future minimum lease payments at June 30, 1997 are:

                  1998                               $ 68,965
                  1999                                 68,965
                  2000                                  5,746
                                                     --------
                  Total minimum lease payments        143,676
                  Less interest                        12,776
                                                     --------
                  Present value of minimum payments   130,900
                  Current portion                      59,869
                                                     --------
                  Non-current portion                $ 71,031
                                                     ========

12.  EMPLOYMENT CONTRACTS:

      Subject to execution of definitive agreements, the Company has entered into three-year employment arrangements with current officers of the Company. The arrangements provide for annual base salaries, base increases, cash and option bonuses which are payable if specified management goals are achieved, and certain termination benefits. In the event of termination without cause, the aggregate liability for these employees is approximately $1,425,000.

      The Company also had employment contracts with certain members of the prior management of the Company. Effective March 31, 1997, the Company entered into settlement agreements with two former members of executive management which included cash payments totaling $200,000, promissory notes payable with a face value of $540,000 and other expenses. Amounts paid to these executives under these agreements in fiscal 1997 totaled $266,000. In fiscal 1995, severance payments to prior management of Sports-Tech totaling approximately $60,000 were made.

13. COMMITMENTS AND CONTINGENCIES:

      Leases: SD&A leases its corporate business premises from its former owner. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Metro leases its office and data processing space under long term leases. The Company also leases its corporate office space, copier, phones and automobiles.

      Future minimum rental commitments under all non-cancelable leases, as of fiscal years ending June 30, are as follows:

                      1998      $ 474,968
                      1999        363,609
                      2000        294,858
                      2001        301,358
                      2002        186,560
                               ----------
                               $1,621,353
                               ==========

      Rent expense for continuing operations was approximately $445,000, $297,000, and $89,000, for fiscal years ended 1997, 1996 and 1995, respectively. Total rent paid by SD&A to its former owner during 1997, 1996 and from the date of acquisition to June 30, 1995 was approximately $142,000, $138,000 and $26,000, respectively.

      The Company is party to various minor legal proceedings. The outcome of these legal proceedings are not expected to have a material adverse effect on the financial condition or operation of the Company based on the Company's current understanding of the relevant facts and law.

14.  REDEEMABLE CONVERTIBLE PREFERRED STOCK:

      On June 7, 1996, the Company completed the private placements with accredited investors of 6,200 shares of Series B redeemable convertible preferred stock for $3,100,000. The preferred stock was preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred stockholders were entitled to their original investment, plus accrued, unpaid dividends or, if unavailable, a ratable distribution of existing assets. The holders of the stock were entitled to receive a dividend payable only on redemption or credited against conversion, which accrued at the rate of 6% per annum. The convertible preferred stock was convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the company at the lesser of the price paid divided by $1.25, or 80% of the average closing sales price of the Company's common stock for the last five days prior to conversion, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,100,000 shares of common stock exercisable at $2.50 for three years. The preferred stock and accrued interest was converted in the recapitalization discussed in Note 15.

      On June 7, 1996, the Company completed the private placements with accredited investors of $1,000,000 of convertible notes and warrants for 3,000,000 shares of common stock. In September, 1996, the notes and warrants were rescinded retroactive to June 7, 1996 and replaced with 2,000 shares of Series C redeemable convertible preferred stock for $1,000,000. The Series C redeemable convertible preferred stock was preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred shareholders were entitled to their original investment, plus accrued unpaid dividends or, if available, a ratable distribution of existing assets. The holders of the stock were entitled to receive a dividend payable only on redemption or credited against conversion, which accrued at the same rate of 8% per annum. The Series C redeemable convertible preferred stock was convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the Company at the price paid divided by $6.00, and was subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,000,000 shares of common stock exercisable at $3.00 for three years. The preferred stock was repurchased and the related accrued interest and the warrants were converted to common stock as discussed in Note 15.

The Company allocated the net proceeds received on the sales of each series of preferred shares and warrants based on the relative fair values of the securities at the time of issuance.

15.  RECAPITALIZATION:

      On December 23, 1996, the Company and certain of its security holders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock;
(ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bore interest at a rate of 8% per annum and were repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes originally matured June 7, 1998 but were paid in full in April, 1997; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were to be canceled at no cost to the Company, subject to successful completion of an underwritten offering. The Offering was not consummated and, accordingly, the options were not canceled. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. These dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

16.  STOCKHOLDERS' EQUITY:

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

      In August 1997, consultants paid $5,000 for warrants valued at $81,000, as per consulting agreements.

      In September 1997, the Company issued 96,748 shares of common stock in settlement of a $425,000 liability to the former owner of SD&A, as an additional payment resulting from SD&A achievement of defined results of operations for fiscal 1996.

      Prior to the December 23, 1996, recapitalization discussed in Note 15, the Company recorded dividends in fiscal 1997 of $806,425 to its preferred stockholders to accrete the value assigned to the stock at June 6, 1996 (date of sale) up to its convertible value at June 6, 1998 (date of automatic conversion prior to the recapitalization).

      In March 1997, to obtain $2.1 million in working capital and reduce the overhang associated with the existence of such warrants, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices. The Company recognized the dates of acceptance as new measurement dates and, accordingly, recorded non-cash charges totaling $5.1 million in March 1997, to reflect the market value of the discounts. Of the total, $113,000 was charged directly to expense as the underlying source transaction was debt related, and $4,976,000 was charged directly to stockholders equity as the underlying source transaction was equity related.

      In May and June 1997, the Company issued warrants for 240,000 shares of common stock valued at $76,000 to three consultants for financial advisory services.

      During 1996, the Company issued 95,442 shares of restricted common stock as compensation to various employees, directors and consultants.

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

      As discussed in Note 4, in connection with the acquisition of Alliance and SD&A, the Company issued 1,025,000 restricted common shares to the former shareholders of Alliance. Also in connection with the acquisition, the Company issued 37,500 common shares valued at $100,000 and warrants to purchase 43,077 common shares at $6.00-to-$8.00 per share to investment banking firms, a shareholder, a director and a law firm which represented the Company. These warrants expire between April 25, 1998 and April 25, 2000.

      In connection with the sale of Sports-Tech International, Inc., the Company approved issuance of 5,000 common shares valued at $38,750 and warrants to purchase 2,500 shares at $8.00 through April 25, 1995 to its former president.

      In May, 1995, the Board of Directors approved the temporary reduction of the exercise price of certain warrants from $6.00 to $2.68 and, on May 31, 1995, these 37,500 warrants were exercised for $100,500 in cash payments.

      As of June 30, 1997, the Company has the following outstanding warrants to purchase 570,577 shares of common stock:

          Date Issued            Shares of Common       Exercise Price Per
        and Exercisable         Stock upon Exercise    Share of Common Stock
        ---------------         -------------------    ---------------------
         April 1995                   33,750                 $6.00 -$8.00
         May 1995                     11,827                   $ 6.00
         January 1996                 32,500                 $3.375-$8.00
         February 1996                15,000                 $3.00 -$4.00
         May 1996                    100,000                    $4.50
         July 1996                    37,500                    $3.50
         August 1996                  50,000                 $2.50 -$3.50
         September 1996               50,000                 $2.50 -$3.50
         May 1997                    140,000                   $ 3.00
         June 1997                   100,000                   $3.375
                                     -------
         Total as of June 30, 1997   570,577
                                     =======

      Stock Options: In 1991, the Company adopted a non-qualified stock option plan (the "1991 Plan") for key employees, officers, directors and consultants to purchase up to 250,000 shares of common stock. In November, 1995, the Board of Directors increased the number of available shares by 600,000. An additional 600,000 shares were approved by the Board of Directors on September 26, 1996 and 1,700,000 shares on May 27, 1997, increasing the number of shares available under the 1991 Plan to 3,150,000. The 1991 Plan is administered by the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and exercisability of the options. In no event shall an option expire more than ten years after the grant.

      The following summarizes the stock option transactions under the 1991 Plan for the three fiscal years ended June 30, 1997:

                                         Number         Option Price
                                        of Shares         Per Share
                                        ---------       ------------
         Outstanding at June 30, 1994   107,892        $6.00 to $22.00
         Granted                          8,750        $5.24 to $ 7.00
         Exercised                      (22,500)       $2.68 to $ 5.24
         Canceled                        (3,334)           $6.00
                                      ---------
         Outstanding at June 30, 1995    90,808
         Granted                        525,003        $2.00 to $ 3.00
         Canceled                       (91,004)       $6.00 to $22.00
                                      ---------
         Outstanding at June 30, 1996   524,807
         Granted                      1,117,000        $2.50 to $3.00
         Exercised                      (15,000)           $2.625
         Canceled                       (40,060)       $2.00 to $2.50
                                      ---------
         Outstanding at June 30, 1997 1,586,747
                                      =========

      All the outstanding options under the 1991 Plan are currently exercisable, except for 200,000 options which are exercisable 100,000 in May 1998 and 100,000 in May 1999. They expire as follows: fiscal 1998 - 2,084, fiscal 2000 - 5,000, fiscal 2003 - 462,663 and fiscal 2004 - 1,117,000. The weighted average exercise price of all outstanding options under the Plan is $2.55 and the weighted average remaining contractual life is 6.2 years. Except as noted below, all options granted in fiscal years 1997, 1996 and 1995 were issued at fair market value. At June 30, 1997, 1,402,564 options were available for grant.

      In May, 1995, a $128,000 discount was given to a former director of the Company to exercise 18,750 options and was recognized as compensation expense. On September 26, 1996, the Board of Directors granted options exercisable for 300,000 shares of common stock, par value $.01 per share (the "Common Stock") to each of the Company's then Chief Executive Officer and Chief Operating Officer. Options exercisable for the first 150,000 shares were granted to each such officer at an exercise price of $2.50 per share and the remaining 150,000 each were granted at an exercise price of $3.00 per share. On December 23, 1996, the $3.00 options were to be canceled subject to successful completion of an underwritten public offering, as part of the recapitalization described in Note
15. As described in Note 20, the Offering was not consummated and, accordingly, the options were not canceled. The options vest and are exercisable immediately and expire on July 1, 2001. Although the Company intended to grant the options in May, 1996, when the market price of the stock was $2.50, at September 26, 1996, the date of Board ratification, the market price was $5.50. Accordingly, the Company recorded a non-recurring, non-cash charge of $1,650,000 to compensation expense for the difference between market price and exercise price of the options for 600,000 shares.

      In addition to the 1991 Plan, the Company has other option agreements with current and former officers, directors, employees and owners of an acquired Company.

      The following summarizes transactions outside the 1991 Plan for the three fiscal years ended June 30, 1997:
                                           Number        Option Price
                                          of Shares        Per Share
                                          ---------      ------------
         Outstanding at June 30, 1994       73,791      $3.00 to $16.00
         Exercised                         (12,500)          $3.00
         Canceled                          (28,875)     $6.00 to $16.00
                                         ---------
         Outstanding at June 30, 1995       32,416
         Canceled                          (30,166)     $4.50  to $6.00
                                         ---------
         Outstanding at June 30, 1996        2,250
         Granted                         1,000,000      $2.625 to $3.50
                                         ---------
         Outstanding at June 30, 1997    1,002,250
                                         =========

      During May, 1997, 1,000,000 options were issued pursuant to an employment agreement with the Company's current Chief Executive Officer. These options are exercisable 1/3 currently, 1/3 in May 1998 and 1/3 in May 1999, have a weighted average exercise price of $3.04 per share and expire in 2004. The remaining 2,250 options are currently exercisable, expire in fiscal 1999, and have a weighted average price of $16.00 per share.

      Under SFAS No. 123, had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:
                                                       Years ended June 30,
                                                       1997           1996
                                                  -------------   ------------
        Net loss                  as reported     $ (5,377,096)   $(1,094,373)
                                  pro forma       $ (7,822,901)   $(1,847,535)
        Net loss attributable to
          common stockholders     as reported     $(20,199,038)   $(1,189,341)
                                  pro forma       $(22,644,843)   $(1,942,503)
        Earnings per share        as reported        $(2.85)        $(0.39)
                                  pro forma           (3.19)         (0.63)

     Pro forma net loss reflects only options granted in fiscal 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, is not considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years, expected volatility of 50%, no dividend yield and a risk-free interest rate ranging from 5.23% to 6.61%.

      Common Stock in Treasury: The Company has purchased 26,800 shares of its common stock for a total cost of $214,579 (or an average of $8.00 per share). In connection with the acquisition of the High School Gridiron Report assets, 15,000 shares were issued from the treasury stock. The remaining treasury shares have a total cost of $135,469 (or an average of $11.48 per share).

17.  INCOME TAXES:

      Income tax expense from continuing operations is as follows:

                                         Years Ended June 30,
                                     1997        1996        1995
                                     ----        ----        ----
         Current state and local   $109,373    $141,084    $75,000
                                   ========    ========    =======

      A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax loss from continuing operations follows:

                                                 1997     1996     1995
                                                 ----     ----     ----
         Statutory rate                          (34)%    (34)%    (34)%
         Increase in tax rate resulting from:
           Loss limitations and valuation
             allowance                            34       34       34
           State income taxes                      2       15      134
                                                 ---      ---      ---
            Effective rate                         2%      15%     134%
                                                 ===      ===      ===

                                                       1997          1996
                                                       ----          ----
           Deferred tax assets:
              Net operating loss carryforwards     $1,687,100      $691,100
              Compensation on option grants           561,000
              Amortization of intangibles             149,500       142,300
              Other                                   245,750        95,900
                                                  -----------      --------
           Total deferred tax assets                2,643,350       929,300
              Valuation allowance                  (2,573,600)     (789,800)
                                                  -----------      --------
           Net deferred tax assets                     69,750       139,500
                                                  -----------      --------
           Deferred tax liabilities:
              Cash to accrual adjustment              (69,750)     (139,500)
                                                  -----------     ---------
           Total deferred tax liabilities             (69,750)     (139,500)
                                                  -----------     ---------
           Total deferred taxes, net              $    -          $    -
                                                  ===========     =========

      The Company has a net operating loss of approximately $4,949,000 available which expires from 2008 through 2012. These losses can only be offset with future income and are subject to annual limitations.

      No income taxes are allocable to the gain on sale of discontinued operations during 1995 due to utilization of net operating loss carryforwards.

18.  GAINS FROM SALES OF SECURITIES:

      In July, 1994, the Company borrowed $1,000,000 to fund the exercise by the Company of a common stock purchase warrant. The loan was collateralized by a pledge of such common stock pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a stockholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,493 and a $300,000 commitment fee from the proceeds of the subsequent sales of such common stock. Effective July 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's marketable equity securities were considered "available-for-sale" investments and were carried at market value with the difference between cost and market value recorded as a component of stockholders' equity. The Company subsequently sold all these securities and recognized a gain of $1,580,000 in fiscal 1995.

19.  RELATED PARTY TRANSACTIONS:

      In May, 1997, the Company's outside directors each received options for 100,000 common shares (400,000 in the aggregate), exercisable at $2.625, of which one half vested immediately and one fourth vest in each of May 1998 and May 1999.

      A director and the secretary of the Company, appointed during fiscal 1997, is a partner in a law firm which provides legal services for which the Company recognized expenses aggregating approximately $110,000 during fiscal 1997.

      During fiscal 1997, two directors purchased warrants for 50,000 common shares each, for $2,500 each pursuant to consulting agreements entered into prior to their appointments.

      A former director of the Company is the senior managing director of a private merchant banking firm which was paid approximately $5,700 for investment advisory services in 1995. In connection with the acquisition of Alliance, a finders fee totaling $100,000 was paid to the merchant banking firm in fiscal 1995, along with the former director and the other principal owner of the merchant banking firm each receiving 9,375 restricted common shares of the Company valued at $2.67 per share and warrants to purchase 6,250 common shares at $8.00 per share.

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

      A former director of the Company, and another person serving as secretary in 1993, were each partners in different law firms that provided legal services for which the Company recognized expenses aggregating approximately $31,000 in 1995.

      In April 1995, the former chairman of the Company purchased property and equipment owned by the Company with a cost of $160,109 and net book value of $5,870 for a discounted appraised value of $11,000 in cash.

20.  WITHDRAWAL OF REGISTRATION STATEMENT:

      On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to a proposed underwritten public offering of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company. It also related to the sale of 1,381,056 shares of Common Stock by certain selling stockholders on a delayed basis. Due to market conditions, on February 11, 1997, the Company withdrew the Registration Statement and expensed $1.2 million in proposed offering costs in fiscal 1997.

21.  RESTRUCTURING COSTS:

      During the quarter  ended March 31,  1997,  the Company  effected  certain corporate restructuring steps, including the decision to reduce corporate staffing and related administrative costs, as well as making two executive management changes. In this connection, restructuring expenses of $986,000 were recorded, including $44,000 in estimated office restructuring costs and $942,000 in executive management and other settlement costs. The executive management settlement agreements include two non-interest bearing promissory notes with face values of $290,000 and $250,000, respectively, payable in equal installments over eighteen months starting in May, 1997. These notes have been discounted to $268,000 and $231,000, respectively, to reflect effective interest rates of 10%.

22.  RESTATEMENTS FOR CORRECTIONS OF ERRORS:

      The financial statements for the three and nine months ended March 31, 1997, the three months ended September 30, 1996 and year ended June 30, 1996 were restated for corrections of errors.

      As originally filed, the financial statements for the three and nine months ended March 31, 1997 recognized an expense charge of $5.1 million for non-recurring discounts on warrant exercises. To reduce the overhang associated with such warrants, and to obtain working capital subsequent to the withdrawal of the Company's proposed underwritten public offering, the Company accepted offers from certain warrant-holders to exercise their warrants to obtain 3,152,500 shares of Common Stock at discounted exercise prices. Of the total, warrants for 52,500 shares arose from a previous financing transaction. Warrants for 3,100,000 shares arose from a June 6, 1996 sale of redeemable convertible preferred stock with attached warrants. The discount of $4,975,500 on these warrants was originally classified as a charge to expense as the Company considered the underlying redeemable convertible preferred stock (classified as mezzanine financing for financial reporting) to be debt financing. Upon subsequent analysis, the mezzanine financing was determined to more closely approximate equity financing and this charge was reclassified from an expense transaction to an equity transaction. There is no change to the net worth of the Company or to its earnings per share as the charge affects net loss attributable to common stockholders in the earnings per share calculation in the same manner as an expense transaction.

     As originally filed, the financial statements for the three months ended September 30, 1996 did not include compensation expense for the stock options granted to officers (as discussed in Note 16), as the Company intended the options to be granted in May 1996 when the market price of the stock was $2.50. The net loss attributable to common stockholders for the three months ended September 30, 1996 was originally reported at $344,481 and related net loss per share was $(0.11).

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

      Additionally, as originally filed, the Company reported its Convertible Preferred Stock as equity. The Preferred Stock contained two provisions for mandatory redemption, which the Company had considered remote and not within the control of the holders. Subsequently, in accordance with the Securities and Exchange Commission requirements, these securities were reclassified as mezzanine financing and the September 30, 1996 and June 30, 1996 financial statements were restated accordingly. In conjunction with this, previously recorded dividends of $66,500 for the three months ended September 30, 1996 were reclassified as interest and the net loss of $277,981 increased to $344,481. Previously recorded dividends of $17,490 for the year ended June 30, 1996 were reclassified as interest and the net loss of $1,076,833 increased to $1,094,373. There was no impact on earnings per share from this adjustment, as the dividends had previously increased the net loss attributable to common stockholders.

      Also, as originally filed, accretion of the discount on the redeemable convertible preferred stock was not included as a preferred dividend in the earnings per share calculation for the year ended June 30, 1996. As such, the calculation has been restated to consider the fiscal 1996 accretion of the preferred dividend which has resulted in an increase in the net loss attributable to common stockholders by $94,968 and increased net loss per common share from $(0.36) to $(0.39).

23.  NEW ACCOUNTING PRONOUNCEMENTS:

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect SFAS 128 will have on its financial statements; however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

      In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"), which is required to be adopted by the Company in fiscal 1998. This Statement specifies certain disclosures about capital structure. Management does not expect that implementation of this Statement will have a significant impact on the financial statements of the Company.

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after Decemebr 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet assessed the impact that the adoption of SFAS 131 will have on the Company's financial statements.

24.  SUBSEQUENT EVENTS:

      Effective July 1, 1997, the Company acquired 100% of the stock of Pegasus Internet, Inc. ("Pegasus"). Terms of the agreement called for issuance of 600,000 shares of common stock of the Company valued at $1.8 million plus $200,000 in cash. The Company's Chief Executive Officer owned 25% of Pegasus. Pegasus provides Internet services including web site planning and development, site hosting, on-line ticketing system development, graphic design and electronic commerce.

      The acquisition will be accounted for using the purchase method of accounting. Accordingly, the operating results of Pegasus will be included in the consolidated results of operations of the Company starting on July 1, 1997.