Form 10QSB/A
period 1997-03-31
MARKETING SERVICES GROUP INC
filed 1997-10-02
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-QSB/A

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                     For the quarter ended March 31, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      For the transition period from _____ to ______

                        Commission file number 0-16730
                          ALL-COMM MEDIA CORPORATION
                          --------------------------
            (Exact name of registrant as specified in its charter)

               Nevada                                  88-0085608
               ------                                  ----------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

   400 Corporate Pointe, Suite 780
       Culver City, California                            90230
   -------------------------------                        -----
(Address of principal executive offices)                (Zip Code)


  (Former name, former address and former fiscal year, if changed since last report)

Registrant's telephone number, including area code:           (310)342-2800

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

                              TABLE OF CONTENTS

                             FORM 10-QSB/A REPORT

                                MARCH 31, 1997


PART I - FINANCIAL INFORMATION                                    Page
------------------------------                                    ----
     Item 1 Interim Condensed Consolidated Financial Statements
            (unaudited)
            Condensed Consolidated Balance Sheets -
            March 31, 1997 and June 30, 1996                         3
            Condensed Consolidated Statements of Operations -
            Three and Nine months ended March 31, 1997 and 1996      4
            Condensed Consolidated Statements of Cash Flows -
            Nine months ended March 31, 1997 and 1996                5
            Notes to Interim Condensed Consolidated Financial
            Statements                                              6-11
     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    12-18

PART II - OTHER INFORMATION
---------------------------
     Item 6 Exhibits and Reports of Form 8-K
            (a)  Exhibits                                          19-20
            (b)  Reports on Form 8-K                                20
     Signatures                                                     20

     Exhibit 11    Statements Regarding Computation of Net Loss Per Share
     Exhibit 27    Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
   Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                 March 31, 1997   June 30, 1996
ASSETS                                            (as restated)   (as restated)
                                                 --------------   -------------
Current assets:
  Cash and cash equivalents                        $   482,660     $ 1,393,044
  Accounts receivable, net of allowance for
    doubtful accounts of $26,000 at March 31
    and $34,906 at June 30                           4,609,997       2,681,748
  Land held for sale at cost                                           921,465
  Other current assets                                 198,066         107,658
                                                   -----------     -----------
   Total current assets                              5,290,723       5,103,915
Property and equipment at cost, net                    769,283         299,045
Intangible assets at cost, net                      15,627,719       7,851,060
Other assets                                           100,285          47,046
                                                   -----------     -----------
   Total assets                                    $21,788,010     $13,301,066
                                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                            $   787,676     $   500,000
  Promissory notes, current portion                    504,303
  Trade accounts payable                             3,638,251         470,706
  Accrued salaries and wages                           473,998         706,039
  Other accrued expenses                               913,639         758,112
  Income taxes payable                                  17,880          10,000
  Long-term obligations to related party,
    current portion                                    816,667         583,333
  Related party payable                                                425,000
                                                   -----------     -----------
   Total current liabilities                         7,152,414       3,453,190

Notes payable on repurchase of Series C
  Preferred Stock                                    1,000,000
Notes payable to related parties                       997,857
Promissory notes, less current portion                 203,171
Long-term obligations to related parties less
  current portion                                      991,666       1,516,667
Other liabilities                                      221,731          80,315
                                                   -----------     -----------
  Total liabilities                                 10,566,839       5,050,172
                                                   -----------     -----------
Commitments and contingencies:
Redeemable convertible preferred stock, $.01 par
  value; consisting of 6,200 shares of Series B
  Convertible Preferred Stock issued and
  outstanding at June 30, none at March 31;
  2,000 shares of Series C Convertible
  Preferred  Stock issued and outstanding at
  June 30, none at March 31                                          1,306,358
                                                                   -----------
Stockholders' equity:
  Convertible preferred stock, $.01 par value;
    50,000 shares authorized, 8,200 redeemable
    shares outstanding at June 30, none at
    March 31
  Common stock - authorized 6,250,000 shares of
    $.01 par value at June 30, 1996, increased
    in August 1996 to 36,250,000; 11,438,564 and
    3,198,534 shares issued, respectively              114,386          31,985
  Additional paid-in capital                        25,103,565      13,173,520
  Receivables from stockholders                     (1,999,500)
  Accumulated deficit                              (11,861,811)     (6,125,500)
  Less 11,800 shares of common stock in treasury,
    at cost                                           (135,469)       (135,469)
                                                   -----------     -----------
   Total stockholders' equity                       11,221,171       6,944,536
                                                   -----------     -----------
   Total liabilities and stockholders' equity      $21,788,010     $13,301,066
                                                   ===========     ===========
See Notes to Condensed Consolidated Financial Statements.

                 ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (unaudited)

                                              Three Months Ended          Nine Months Ended
                                                   March 31,                  March 31,
                                              1997          1996         1997          1996
                                              ----          ----         ----          ----
                                          (as restated)              (as restated)
Revenues                                   $ 6,300,538   $3,723,945   $16,146,217   $10,609,781
                                           -----------   ----------   -----------   -----------
Operating costs and expenses:
   Salaries and benefits                     3,660,568    3,124,469    10,487,878     9,055,015
   Non-recurring compensation expense
      on option grants                                                  1,650,000
   Direct costs                              1,847,493      203,822     3,789,313       526,345
   Restructuring costs                       1,019,474                  1,019,474
   Selling, general and administrative         812,262      469,479     2,178,910     1,395,650
   Professional fees                           215,410      148,291       544,058       364,066
   Amortization of intangible assets           208,149       90,061       511,945       271,363
                                           -----------   ----------   -----------   -----------
      Total operating costs and expenses     7,763,356    4,036,122    20,181,578    11,612,439
                                           -----------   ----------   -----------   -----------
      Loss from operations                  (1,462,818)    (312,177)   (4,035,361)   (1,002,658)
                                           -----------   ----------   -----------   -----------
Other income (expense):
   Discounts on warrant exercises             (113,203)                  (113,203)
   Withdrawn public offering costs          (1,307,472)                (1,307,472)
   Gain from sale of land                                                  90,021
   Interest income                                 437          840        14,972         6,854
   Interest expense                           (105,082)     (97,911)     (353,246)     (293,903)
                                           -----------   ----------   -----------   -----------
      Sub total                             (1,525,320)     (97,071)   (1,668,928)     (287,049)
                                           -----------   ----------   -----------   -----------
   Loss before income taxes                 (2,988,138)    (409,248)   (5,704,289)   (1,289,707)
   Provision for income taxes                   (8,083)     (12,628)      (32,022)      (38,703)
                                           -----------   ----------   -----------   -----------
      Net loss                             $(2,996,221)  $ (421,876)  $(5,736,311)  $(1,328,410)
                                           ===========   ==========   ===========   ===========

      Net loss attributable to common
        stockholders*                      $(7,971,721)  $ (421,876) $(20,538,331)  $(1,328,410)
                                           ===========   ==========   ===========   ===========

Net loss per common share                    $(.96)        $(.14)       $(3.64)        $(.44)
                                             =====         =====        ======         =====

Weighted average common and common
   equivalent shares outstanding             8,291,764    3,047,543     5,639,573     3,027,624
                                           ===========   ==========   ===========   ===========

* The nine months ended March 31, 1997 includes the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; (c) periodic non-cash accretions on preferred stock; and (d) $5.0 million in discounts on warrant exercises (see Note 9 and 13).

See Notes to Condensed Consolidated Financial Statements.

                 ALL-COMM MEDIA CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (unaudited)

                                                           1997        1996
                                                           ----        ----
Operating activities:
   Net cash used in operating activities               $(1,671,411)  $(117,647)
                                                       -----------   ---------

Investing activities:
   Net proceeds from sale of land                          860,443
   Proceeds from issuances of warrants                       5,000
   Purchases of property and equipment                    (424,918)    (82,313)
   Payments relating to acquisition of Alliance
     and SD&A                                                          (58,050)
   Acquisition of Metro, net of cash acquired
     of $349,446                                           185,963
                                                       -----------   ---------
     Net cash provided by (used in) investing
       activities                                          626,488    (140,363)
                                                       -----------   ---------

Financing activities:
   Repayment on line of credit                            (504,000)
   Proceeds from bank loans and line of credit             875,000     350,000
   Repayments of bank loans                                (10,419)    (49,694)
   Proceeds from land option                                           150,000
   Repayments of notes payable other                                   (54,000)
   Repayment of acquisition debt                          (291,667)   (750,000)
   Proceeds from exercises of common stock warrants         65,625     120,000
                                                       -----------   ---------
   Net cash provided by (used in) financing activities     134,539    (233,694)
                                                       -----------   ---------
Net decrease in cash and cash equivalents                 (910,384)   (491,704)
   Cash and cash equivalents at beginning of period      1,393,044   1,217,772
                                                       -----------   ---------
   Cash and cash equivalents at end of period          $   482,660   $ 726,068
                                                       ===========   =========

Supplemental schedule of non cash investing and financing activities:
---------------------------------------------------------------------
     In October 1995, in accordance with the acquisition agreement between Alliance Media Corporation and the former owner of SD&A the purchase price was increased by $92,702.

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

     For the nine months ended March 31, 1997, preferred dividends included periodic non-cash increases to accrete the carrying value up to the redemption value, as well as non-recurring dividends incurred as part of the recapitalization described in Note 9, and warrant discounts as described in Notes 12 and 13.

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

     The operating results of this acquisition are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and increased interest on acquisition debt. The net loss for the nine months ended March 31, 1997 includes the non-cash compensation expense of $1,650,000 recorded on the grant of options in September, 1996, as well as the $1,307,000 in withdrawn offering costs and $1,019,000 in restructuring costs, as discussed in notes 8, 10, and 11. Net loss to common stockholders includes $14.8 million of warrant discounts, non-cash dividends and accretion on preferred stock in the current period.
                                    Unaudited
                       For the nine months ended March 31,
                                        1997             1996
                                        ----             ----
                                    (as restated)

           Revenues                 $ 18,360,000     $16,721,000
           Net loss                  $(5,757,000)    $(1,309,000)
           Net loss to common       $(20,538,000)    $(1,309,000)
           Loss per common share       $(3.29)          $(.27)

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

11.   RESTRUCTURING COSTS
-------------------------
     During the quarter ended March 31, 1997, the Company effected certain corporate restructuring steps, including the decision to reduce corporate staffing and close its Culver City corporate office, as well as making two executive management changes. In this connection, restructuring expenses of $1,019,000 were recorded, including $65,000 in estimated office closing costs and $954,000 in executive management and other settlement costs. The executive management settlement agreements include two non-interest bearing promissory notes with face values of $290,000 and $250,000, respectively, payable in equal installments over eighteen months starting in May, 1997. These notes have been discounted to $268,000 and $231,000, respectively, to reflect effective interest rates of 10%.

12.   DISCOUNTS ON WARRANT EXERCISES
------------------------------------
     In March  1997,  to obtain $2.1  million in working  capital and reduce the overhang associated with the existence of outstanding warrants, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices. The Company recognized the dates of acceptance as new measurement dates and, accordingly, recorded non-cash charges totaling $5.1 million in March 1997 to reflect the market value of the discounts. Of the total, $113,000 was charged directly to expense, as the underlying source transaction was debt related, and $4,976,000 was charged directly to stockholders' equity, as the underlying source transaction was equity (see Note 13). At March 31, 1997, $1,999,500 was not received by the Company from such exercise of warrants and was, therefore, classified as receivables from stockholders which reduced stockholders' equity at March 31, 1997. These amounts were received in full in April 1997.

13.  RESTATEMENTS FOR CORRECTIONS OF ERRORS
-------------------------------------------
     The financial statements for the three and nine months ended March 31, 1997, the three months ended September 30, 1996 and year ended June 30, 1996 were restated for corrections of errors.

      Of the 3,152,500 total warrants  exercised in March, 1997, as discussed in
Note 12, warrants for 3,100,000 shares of Common Stock arose from a June 6, 1996 sale of redeemable convertible preferred stock with attached warrants. As originally filed in the financial statements for the three and nine months ended March 31, 1997, the discount of $4,975,500 on these warrants was originally classified as a charge to expense as the underlying redeemable convertible preferred stock was classified as mezzanine financing for financial reporting. Subsequently, it was determined that the warrants and the redeemable convertible preferred stock are equity instruments and accordingly, the charge was reclassified from an expense transaction to an equity transaction. There is no change to the net worth of the Company or to its earnings per share as the charge affects net loss attributable to common stockholders in the earnings per share calculation in the same manner as an expense transaction.

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

Results of Operations for the Three Months Ended March 31, 1997, Compared to the Three Months Ended March 31, 1996

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

     Discounts on warrant exercises of $113,000 were incurred in the current period. To reduce the overhang associated with the existence of such warrants and to obtain working capital subsequent to the withdrawal of its proposed underwritten public offering, the Company accepted offers from certain warrant-holders to exercise their warrants for shares of Common Stock at discounted exercise prices. For the warrants which arose from a previous financing transaction, the Company recognized the dates of acceptances as new measurement dates and, accordingly, recorded the non-cash charges to reflect the market value of the discounts.

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

Results of Operations for the Nine Months Ended March 31, 1997, Compared to the Nine Months Ended March 31, 1996

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

     Discounts on warrant exercises of $113,000 and withdrawn public offering costs of $1,307,000 were recorded in the current period, as previously discussed.

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

     The Company generated net losses of $5,736,311 in the current nine month period and used net cash in operating activities of $1,671,000. These losses in the current period included a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two former executive officers of the Company, as well as $1,019,000 in corporate restructuring costs designed to substantially reduce corporate overhead and improve profitability of future operations. The loss also included $1,307,000 in costs incurred on the Company's withdrawn registration statement.

     Due to seasonal decreases in revenues and certain related expenses between the fourth and third fiscal quarters, at March 31, 1997, accounts receivable relating to the SD&A operation decreased $836,180 and trade accounts payable and accrued liabilities decreased $279,000 compared to levels at June 30, 1996.

     Primarily due to the seasonal nature of annual subscription renewal campaigns, telemarketing/ telefundraising revenues are expected to increase during the fourth fiscal quarter. Historically, the fourth fiscal quarter is the Company's strongest for telemarketing/telefundraising revenues. Starting in October 1996, the Company recognized results of operations of Metro. The fourth calendar quarter, which is the Company's second fiscal quarter, has historically been Metro's strongest. At March 31, 1997, Metro accounts receivable and payable had increased $926,000 and $500,000 , respectively, over levels at October 1, 1996 (acquisition date) due to increases in its business. The Company cannot predict the degree to which, on a consolidated basis, these trends will continue.

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

     As described in footnote 9 to the consolidated financial statements included in this Report on Form 10-QSB/A, on December 23, 1996, the Company and certain of its stockholders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bear interest at a rate of 8% per annum and are repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes mature June 7, 1998; (iii) all accrued interest on the Series B
Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were to be canceled at no cost to the Company, subject to completion of an underwritten public offering. The Offering was not consummated and, accordingly, the options were not canceled. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. The dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

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

                         PART II - OTHER INFORMATION

                   Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits

Exhibit                                                             Exhibit
Number                             Item                           (See Notes)(*)
------                             ----                           -------------
  2.1    Agreement and Plan of Merger dated as of October 1, 1996    B (2.1)
         between All-Comm Media Corporation, Metro Services
         Group, Inc., Metro Merger Corp. and the Shareholders
         named therein
  3.1    Certificate of Designation for Series C Convertible         A (3.7)
         Preferred Stock
 10.1    Form of promissory note of All-Comm Media Corporation       B (2.1)
         issued to former shareholders of Metro Services Group,
         Inc. (included in Exhibit 2.1)
 10.2    Form of Registration Rights Agreement dated as of           B (2.1)
         October __, 1996 between All-Comm Media Corporation and
         the Shareholders named therein (included in Exhibit 2.1)
 10.3    Amendment No. 1 to the Registration Rights Agreement        C
         dated as of October 9, 1996
 10.4    Form of Employment Agreement between Metro Services         B (2.1)
         Group, Inc. and Mr. J. Jeremy Barbera (included in
         Exhibit 2.1)
 10.5    Form of Employment Agreement between Metro Services         B (2.1)
         Group, Inc. and Mr. Robert M. Budlow (included in
         Exhibit 2.1)
 10.6    Form of Employment Agreement between Metro Services         B (2.1)
         Group, Inc. and Ms. Janet Sautkulis (included in
         Exhibit 2.1)
 10.7    Form of Series C Convertible Preferred Stock Private        A (10.26)
         Placement Purchase Agreement
 10.8    Form of Warrant Certificate Issued to holders of Series     A (10.26)
         C Convertible Preferred Stock (included in Exhibit 10.7)
 10.9    Form of letter dated September 10, 1996 rescinding          C
         Private Placement Agreement dated June 7, 1996
 10.10   Form of Series B Conversion Agreement                       A (10.30)
 10.11   Form of Warrant Cancellation Agreement                      A (10.31)
 10.12   Form of Series C Repurchase and Exchange Agreement          A (10.32)
 10.13   Form of Option Cancellation Agreement                       A (10.33)
 10.14   Form of Amended and Restated Series B Conversion            A (10.34)
         Agreement
 10.15   Form of Amended and Restated Series C Repurchase and        A (10.35)
         Exchange Agreement
 10.16   Form of Amended and Restated Option Cancellation            A (10.36)
         Agreement
 10.17   Loan Agreement and Credit Facility, dated December 27,      D
         1996, by and between Stephen Dunn & Associates, Inc.
         and 1st Business Bank
 10.18   Demand Promissory Note dated February 26, 1997              E
 10.19   Security Agreement between Milberg Factors, Inc. and        E
         Metro Services Group, Inc.
 10.20   Severance Agreement with Barry Peters                       E
 10.21   Severance Agreement with E. William Savage                  E
 10.22   Form of Private Placement Purchase Agreement and            E
         Convertible Note
 11      Statement Regarding Computation of Net Loss Per Share       F
 27      Financial Data Schedule                                     F

Notes relating to Exhibits
A Incorporated by reference to the Company's Registration Statement on Form SB-2, filed on October 17, 1996.
B Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996.
C Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended September 30, 1996.
D Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended December 31, 1996.
E Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended March 31, 1997.
F  Filed herewith.

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

                                    ALL-COMM MEDIA CORPORATION
                                    (Registrant)

                                    By:  /s/ J. Jeremy Barbera
                                        J. Jeremy Barbera
                                        Chairman and Chief Executive Officer

                                    By:  /s/ Scott Anderson
                                        Scott Anderson
                                        Chief Financial and Accounting Officer

                                    Date: September 30, 1997