Form 10KSB/A
period 1997-06-30
MARKETING SERVICES GROUP INC
filed 1997-10-28
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                FORM 10-KSB/A
                                -------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended June 30, 1997

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _____________to_____________

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                      88-0085608
                ------                                      ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

     333 Seventh Avenue, 20th Floor
           New York, New York                                 10001
           ------------------                                 -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:          (212) 594-7688
Securities registered pursuant to Section 12(b) of the Act:       None
Securities registered pursuant to Section 12(g) of the Act:       None

                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

The issuer's revenues for its fiscal year ended June 30, 1997 are $24,144,874.

As of October 23, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49,527,000.

As of October 23, 1997, there were 12,721,176 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

                                    PART I

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Certain statements in this Annual Report on Form 10-KSB/A under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and computer, telephone and postal costs.

Item 1 - Business
-----------------
General:
Marketing Services Group, Inc. (the "Company" or "MSGI") provides database management, custom telemarketing /telefundraising and other direct marketing services to a diverse group of over 600 clients located throughout the United States and Canada. These services include customer and market data analysis, database creation and analysis, data warehousing, merge/purge, predictive behavioral modeling, list processing, brokerage and management, data enhancement, other direct marketing information services and custom outbound telemarketing/telefundraising services. The Company believes its expertise in applying these direct marketing tools increases the productivity of its clients' marketing expenditures.

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

The Company utilizes industry specific knowledge and proprietary database software applications to produce customized data management and direct marketing solutions. The Company's telemarketing/telefundraising services are conducted both on-site at client-provided facilities and also at the Company's calling center in Berkeley, California. The Company seeks to become an integral part of its clients' marketing programs and foster long-term client relationships thereby providing recurring revenue opportunities.

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

The Company's Strategy:
MSGI's strategy to enhance its position as a value-added premium provider of database management, custom telemarketing/telefundraising services and other direct marketing services is to:

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

Other than as described in this Annual Report on Form 10-KSB/A (this "Form 10-KSB") the Company has no agreements to acquire any companies and there can be no assurance that the Company will be able to acquire such companies.

History and Prior Activities:
The Company was originally incorporated in Nevada in 1919. During 1991, under prior management, the Company acquired a 100% interest in Sports-Tech International, Inc. ("STI") and changed its name to Sports-Tech, Inc. In 1993, the Company acquired the business of High School Gridiron Report ("HSGR"). STI and HSGR supplied information services and technology as well as academic, athletic and video data to high school, college and professional coaches and student athletes. In November, 1994, after a failed business strategy, the prior management of the Company discontinued these operations through the sale of STI and the cessation of the HSGR operation. Prior to, and as a condition of the merger with Alliance, the Company was required to divest its investments, except for an undeveloped parcel of land in Laughlin, Nevada. In August, 1996 the land was sold. (See All-Comm Holdings, Inc. herein for a description of this investment and the terms of its sale.)

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

Current Activities:
Acquisition of Metro Direct:
Metro was formed in 1987 and was acquired by the Company effective October 1, 1996, pursuant to a merger agreement. For the nine month period ended June 30, 1997, Metro had revenues of more than $8.1 million. Clients include many of the same performing arts and cultural institutions, public broadcasting, advocacy groups and educational institutions as SD&A, as well as a variety of commercial organizations. Metro has its headquarters in New York City, with satellite offices in Michigan, Illinois, California and Georgia.

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

The Direct Marketing Industry:
Overview - Direct marketing is used for a variety of purposes including lead-generation and prospecting for new customers, enhancing existing customer relationships, exploring the potential for new products and services and establishing new products. Unlike traditional mass marketing, aimed at a broad audience and focused on creating image and general brand or product awareness, successful direct marketing requires the identification and analysis of customers and purchasing patterns. Such patterns enable businesses to more easily identify and create a customized message aimed at a highly defined audience. Previous direct marketing activity consisted principally of direct mail, but now has expanded into the use of multiple mediums including telemarketing, print, television, radio, video, CD-ROM, on-line services, the Internet and a variety of other interactive marketing formats.

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

Industry Growth - The use of direct marketing has increased over the last few years due in part to the relative cost efficiency of direct marketing compared to mass marketing, as well as the rapid development of more powerful and more cost-effective information technology and data capture capabilities. According to industry sources, over the next decade, demographic shifts and changes in lifestyle, combined with new marketing mediums, are expected to create higher
demand  by  businesses  for  marketing   information  and  services  to  provide
businesses with direct access to their customers and a more efficient means of targeting specific audiences and developing long-term customer relationships. According to a study commissioned by the Direct Marketing Association ("DMA"), expenditures for direct marketing services in 1996 were estimated to approximate $144.5 billion, the largest component of which, $57.8 billion, was attributable to telemarketing. The study estimated that annual direct marketing advertising expenditures may grow to $205 billion by the year 2001, including $84.4 billion on telemarketing.

Corporate marketing departments often lack the technical expertise to create, manage and control highly technical aspects of the direct marketing process. As a result, the Company believes that there is a growing trend among direct marketers to outsource direct marketing programs.

Industry Consolidation - The direct marketing industry is extremely fragmented. According to industry sources, there are almost 11,000 direct marketing service and database service businesses in the United States. The Company believes that most of such businesses are small, specialized companies which offer limited services. However, industry consolidation has increased in the last few years resulting in a greater number of large companies providing services similar to those provided by the Company. See "Competition." The Company believes that much of this consolidation is due to: (i) economies of scale in hardware, software and other marketing resources; (ii) cross-selling of services; and (iii) coordinating various components of direct marketing and media programs within a single, reliable environment. The Company believes these trends are likely to continue due in part to client demand for more cost-effective service to perform increasingly complex functions.

Growth Strategy:
As clients for the Company's services demand more sophisticated database management services, custom telemarketing/ telefundraising services and other direct marketing services, the Company believes that there are significant growth opportunities to expand its business. Accordingly, the key elements of the Company's growth strategy are as follows:

Expand the Range of Services Offered and Cross-Selling - The Company intends to offer a wider range of direct marketing services while maintaining its current level of quality and performance. To effect this strategy, the Company will focus on assembling a spectrum of direct marketing services, including expanding outbound custom telemarketing/telefundraising services, market research, training, marketing, consulting, and database management services as well as an array of ancillary services. These services include electronic and other multimedia mediums, including the Internet, for inclusion within a client's marketing programs. The Company intends to utilize its technological and industry expertise to provide flexible integrated solutions to meet clients' specialized requirements and to improve coordination between database capabilities and value-added premium telemarketing services.

Expand Market Penetration - The Company intends to capitalize on core competencies and industry specific expertise, particularly in the performing arts and cultural markets, which it believes will enable it to maintain a competitive advantage. For example, the live entertainment and events marketing industry spends substantial amounts on advertising and direct marketing programs which utilize many of the Company's services, such as audience analysis, customer profiling, database creation and management, list processing services, telemarketing and direct marketing support. The Company believes its expertise in database management and custom telemarketing will permit it, over time, to gain a larger market share.

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

Develop Existing and Create New Proprietary Software and Database Management Applications - The Company intends to continue to develop existing and new proprietary customized data processing software products and services that allow enhancement of a client's direct marketing databases. These software products and services also improve the effectiveness of telemarketing programs and the management of client information. The Company intends to continue to expand its direct marketing service offerings, particularly with software designed to create and manage large relational and/or multidimensional databases, and its ability to integrate such data with different marketing programs developed in collaboration with its clients.

Increase Capacity for Telemarketing/Telefundraising Services; Enhance On-Site Data and Calling Systems - The Company has recently expanded its calling center in Berkeley, California to accommodate more calling stations and upgraded technology in order to increase revenues, improve margins and increase efficiency in client direct marketing programs. The Company intends to implement similar technological improvements at on-site locations through new technology configurations and software systems that link information with client databases and direct marketing programs and to further upgrade both the Berkeley calling center and other on-site locations as needed.

Pursue Strategic Acquisitions, Joint Ventures and Marketing Alliances - The Company believes that as the direct marketing industry consolidates, breadth of skills, industry knowledge and size will become. As a result, the Company intends to expand its capabilities to increase industry knowledge and help clients to improve returns on marketing expenditures. Although the Company has not specifically identified any particular geographic market, the Company believes it can enter new geographic markets and increase penetration of targeted industries by acquiring companies with clients in such new geographic markets whose business focus will complement and/or expand the Company's current range of services. As a result, the Company seeks and is considering acquisitions in order to enlarge its core competencies in database management and custom telemarketing/telefundraising services and to increase its potential for cross-selling and providing other direct marketing services. No agreement, definitive or otherwise, has been reached with respect to any acquisition currently being considered and no assurance can be given that the Company will complete either the acquisitions under consideration or any other acquisition, or that any acquisition, if completed, will be successful.

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

Services:
The Company's operating businesses provide comprehensive database management, custom telemarketing/ telefundraising and other direct marketing services. The principal advantages of customized services include: (i) the ability to expand and adapt a database to the client's changing business needs; (ii) the ability to have services operate on a flexible basis consistent with the client's goals; and (iii) the integration with other direct marketing, database management and list processing functions, which are necessary to keep a given database current. Some services offered by the Company are described below.

Database Management Services - The Company's database management services begin with database creation and development, which include the planning stages and analytical processes to review all of the client's customer and operational files. Utilizing both proprietary and commercial software, the Company consolidates all of the separate information and relationships across multiple files and converts the client's raw information into a consolidated format. Once the client's customer data is consolidated and the database created, the data is enhanced using a wide selection of demographic, geographic, census and lifestyle information for over 95 million households and 153 million individuals to identify patterns and probabilities of behavior. The Company licenses this information from a variety of leading data compilers.

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

Data Processing - The Company's primary data processing service is to manage from the Company's data center, all or a portion of a client's marketing information processing needs. After migrating a client's raw data to the Company's data center, the Company's technology allows the client to continue to request and access all available information from remote sites. The database can also be verified for accuracy and overlaid with external data elements to further identify specific consumer behavior.

Other data processing services provided include migration (takeover and turnover) support for database maintenance or creation, merge/purge, data overlay and postal qualification. The Company also offers on-line and batch processing capacity, technical support, and data back-up and recovery.

List Services - List processing includes the preparation and generation of comprehensive name and address lists which are used in direct marketing promotions. The Company's state-of-the-art data center in New York City and large volume processing capabilities allow the Company to meet the list processing needs of its clients through its advanced list processing software applications, list brokerage and list management operations. The Company customizes list processing solutions by utilizing a variety of licensed software products and services, such as Address Conversion and Reformat, Address Standardization and Enhanced Merge/Purge, as well as National Change of Address
(NCOA), Delivery Sequence File and Locatable Address Conversion System. Other licensed products include databases used for suppressions such as the DMA Mail Preference File and the American Correctional Association Prison Suppress File.

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

Database Product Development - To further leverage its database management and list processing services, the Company has participated in the development of a new product using client/server technology. The product is a scaleable, three-tiered client/server data warehouse system that provides desktop, real-time decision support and marketing analysis to a non-technical user. This application is an intuitive, graphical user interface tool that offers both flexibility and the ability to access and analyze large customer files exceeding 100 million records. The incorporation of third-party software, relational and multidimensional database technology in an open system environment is intended to allow the Company's clients to take advantage of the latest developments in high-speed computing, utilizing both single and multi-processor hardware.

Custom   Telemarketing/Telefundraising    Services   -   Custom   telemarketing/
telefundraising services are designed according to the client's existing database and any other databases which may be purchased or rented on behalf of the client to create a direct marketing program or fundraising campaign to achieve specific objectives. After designing the program according to the marketing information derived from the database analysis, it is conceptualized in terms of the message content of the offer or solicitation, and an assessment is made of other supporting elements, such as the use of a direct mail letter campaign.

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

Market Analysis - The Company's market research services include problem conceptualization, program design, data gathering and results analysis. These services are conducted through telephone, mail and focus groups. Through the use of data capture technology, the Company is also able to obtain data from a statistically predictable sample of market survey contacts. The Company then tabulates and analyzes fielded data using multi-variate statistical techniques, and produces detailed reports to answer clients' marketing questions and suggest further marketing opportunities.

Direct Mail Support Services - The Company's direct mail support services include preparing and coordinating database services and custom telemarketing/ telefundraising services for use in addressing and mailing materials to current and potential customers. The Company obtains name and address data from clients and other external sources, processes the data to eliminate duplicates, corrects errors, sorts for postal discounts and electronically prepares the data for other vendors who will address pre-printed materials.

Marketing and Sales:
The Company's marketing strategy is to offer customized solutions to clients' database management, telemarketing/ telefundraising and other direct marketing requirements. Historically, the Company's operating businesses have acquired new clients and marketed their services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients. The Company targets those companies that have a high probability of generating recurring revenues because of their ongoing direct marketing needs, as well as companies which have large customer bases that can benefit from targeted direct marketing database services and customized telemarketing/telefundraising services.

The Company markets its database management services, custom telemarketing/ telefundraising services and other direct marketing services through a sales force consisting of both salaried and commissioned sales persons. In some instances, account representatives, will coordinate a client's database management, custom telemarketing/telefundraising and/or other direct marketing needs to identify cross-selling opportunities.

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

Pricing for database management services, custom telemarketing/telefundraising services and other direct marketing services is dependent upon the complexity of the services required. In general, the Company establishes pricing for clients by detailing a broad range of service options and quotation proposals for specific components of a direct marketing program. These quotes are based in part on the volume of records to be processed and the level of customization required. Additionally, if the level of up-front customization is high, the Company charges a one-time development fee. Pricing for data processing services is dependent upon the anticipated range of computer resource consumption. Typically, clients are charged a flat or stepped-up rate for data processing services provided under multi-year contracts. If the processing time, data storage, retrieval requirements and output volume exceed the budgeted amounts, the client may be subject to an additional charge. Minimum charges and early termination charges are typically included in contracts or other arrangements between the Company and the client.

On-site telemarketing and telefundraising fees are generally based on a mutually agreed percentage of amounts received by the Company's clients from a campaign. Off-site fees are typically based on a mutually agreed amount per contact with a potential donor.

Personnel and Training:
The Company believes that the quality and training of its employees is a key element of client satisfaction. The Company further believes that its strategy of recruiting personnel with industry specific experience, technical knowledge or affinities related to the client's purpose, particularly with respect to its custom telemarketing/telefundraising on-site calling services, attracts a more effective work force. The Company offers in-house and on-the-job training programs for personnel, including instruction on the nature and purpose of the specific projects, as well as regular briefings concerning regulatory matters and proper telemarketing and data capture techniques. Calls are typically made from a lead provided by the client or other third party sources. Callers are always required to identify themselves and the institution they represent, in advance of any dialogue. Since calls are meant to be non-intrusive and friendly, it often takes two or more calls to a customer to confirm a transaction.

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

Client Base:
The Company believes that its large and diversified client base is a primary asset which contributes to stability and the opportunity for growth in revenues. The Company has approximately 600 clients who utilize various database management services, custom telemarketing/telefundraising services and other direct marketing services. These clients are comprised of leading arts and cultural institutions, advocacy groups, and commercial companies in the publishing, live entertainment and events marketing, public broadcasting, financial services (including credit card, home mortgage and home equity services), education, travel and leisure and healthcare industries. No single client accounted for more than 5% of such total revenue in fiscal 1997.

Quality Assurance:
Each of the Company's operating businesses has consistently emphasized service and employee training. In particular, the Company's quality assurance program with respect to its telemarketing/ telefundraising services includes the selection and training of qualified calling representatives, the training and professional development of call center management personnel, monitoring of calls and sales verification and editing. Both the Company and its clients are able to perform real time on-site and remote call monitoring to maintain quality and efficiency. Sales confirmations may be recorded (with customer consent), and calls may also be monitored by management personnel to verify the accuracy and authenticity of transactions.

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

Competition:
The direct marketing services industry is highly competitive and fragmented, with no single dominant competitor. The Company competes with companies that have more extensive financial, marketing and other resources and substantially greater assets than those of the Company, thereby enabling such competitors to have an advantage in obtaining client contracts where sizable asset purchases or investments are required. The Company also competes with in-house database management, telemarketing/telefundraising and direct mail operations of certain of its clients or potential clients.

Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the arts and entertainment, publishing, financial services and fundraising sectors. The Company's principal competitors in the database management services field are Abacus Direct, Acxiom Corporation, Dimac Corporation, Direct Marketing Technology, Fair-Isaac, Inc., Harte-Hanks Communications, Inc. and May & Speh, Inc. The Company's principal competitors in the custom telemarketing/ telefundraising field are Arts Marketing, Inc. and Ruffalo, Cody & Associates, and, with respect to the operation of calling centers, The Share Group and Great Lakes Communications.

Competitive Strengths:
Customized Premium Services - The Company believes that a competitive advantage of its services is the custom nature and value-added component it provides within a client's overall marketing process. This customization arises from enhancing and integrating data provided by clients to achieve the most productive and cost-effective marketing program. The Company not only collaborates on message content but also assists its client in identifying which medium or mix of mediums is best suited to implement the client's marketing program.

Long-Term Client Relationships and Recurring Revenue Streams - The Company believes that the reason the majority of its client-base stays with the Company for many years is because of the Company's ability to provide customized, quality services. The Company is able to gain knowledge of and experience with a client's customer base and market dynamics. The Company seeks recurring revenues by becoming an integral part of clients' marketing programs along with offering a wide breadth of ongoing interrelated services. Although many of the Company's arrangements with clients are entered into on a project by project basis, it has been the Company's experience that its database management clients cannot easily change service providers due to the breadth and nature of the ongoing services provided. These services often become a key element of the clients' marketing operations and there are significant costs associated with making such a change.

Continuity of Management, Industry Specific Expertise and Investment in Technical Personnel - The Company believes that its industry focused approach creates a competitive advantage over other providers of database management, custom telemarketing/telefundraising services and other direct marketing services who have a more generalized approach. The Company has hired and seeks to hire many individuals with industry specific experience who understand the nature of the clients' customers and the dynamics of the marketplace. The Company considers such personnel better able to apply the Company's proprietary software programs to meet the client's direct marketing and data processing needs.

State-of-the-Art Technology - The Company's investment in state-of-the-art technology has enabled it to provide quality service to clients for whom the use of timely, accurate data is critical for the success of their direct marketing programs. This is particularly true with respect to the Company's database management services designed to drive higher response rates within a specific time period allotted for a marketing program. In addition, much outsourced data processing requires prompt turnaround time for marketing decisions.

Technological Resources and Facilities:
The Company maintains a state-of-the-art outbound telemarketing/telefundraising calling center in Berkeley, California. The Berkeley calling center increases the efficiency of its outbound calling by using a computerized predictive dialing system supported by a UNIX-based call processing server system and networked computers. The predictive dialing system, using relational database software, supports 72 outbound telemarketers and maximizes calling efficiency by reducing the time between calls for each calling station and reducing the number of calls connected to wrong numbers, answering machines and electronic devices. The system provides on-line real time reporting of caller efficiency and client program efficiency as well as flexible and sophisticated reports analyzing caller sales results and client program results against Company and client selected parameters. The Berkeley calling center has the capacity to serve up to 15 separate clients or projects simultaneously and can produce 27,000 valid contacts per week (1,400,000 per year) or 3,400 calling hours per week (176,800 per year) on a single shift basis. A valid contact occurs when the caller speaks with the intended person and receives a "yes," "no" or "will consider" response. The existing platform can be expanded to accommodate 100 predictive dialing stations with a single shift capacity of approximately 1,900,000 valid contacts per year.

The Company leases all of its real property. The Company leases facilities for its headquarters and its sales and service offices in New York City and Los Angeles, California, its data center in New York City and its telemarketing calling center in Berkeley, California. To accommodate its rapid growth, the Company plans to expand its data center and administrative offices in New York during fiscal 1998. The Company's administrative office for its telemarketing /telefundraising operations in Los Angeles is located in office space leased from the former owner of SD&A, which lease the Company believes is on terms no less favorable than those that would be available from independent third parties. The Company believes that all of its facilities are in good condition and are adequate for its current needs through fiscal 1998, except for its planned expansion in New York. The Company has begun negotiations for additional space in the building it currently occupies and believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data center in New York City, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 1998. Nevertheless, the Company intends to expand its technological resources, including computer systems, software, telemarketing equipment and technical support. Any such expansion may require the leasing of additional operating office space.

Intellectual Property Rights:
The Company relies upon its trade secret protection program and non-disclosure safeguards to protect its proprietary computer technologies, software applications and systems know-how. In the ordinary course of business, the Company enters into license agreements and contracts which specify terms and conditions prohibiting unauthorized reproduction or usage of the Company's proprietary technologies and software applications. In addition, the Company generally enters into confidentiality agreements with its employees, clients, potential clients and suppliers with access to sensitive information and limits the access to and distribution of its software documentation and other proprietary information. No assurance can be given that steps taken by the Company will be adequate to deter misuse or misappropriation of its proprietary rights or trade secret know-how. The Company believes that there is rapid technological change in its business and, as a result, legal protections generally afforded through patent protection for its products are less significant than the knowledge, experience and know-how of its employees, the frequency of product enhancements and the timeliness and quality of customer support in the usage of such products.

Government Regulation and Privacy Issues:
The telemarketing industry has become subject to an increasing amount of federal and state regulation during the past five years. The federal Telephone Consumer Protection Act of 1991 (the "TCPA") limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 (the "TCFAPA") broadly authorizes the Federal Trade Commission (the "FTC") to issue regulations prohibiting misrepresentations in telemarketing sales. The FTC's new telemarketing sales rules prohibit misrepresentations of the cost, terms, restrictions, performance or duration of products or services offered by telephone solicitation, prohibit a telemarketer from calling a consumer when that consumer has instructed the telemarketer not to contact him or her, prohibit a telemarketer from calling prior to 8:00 a.m. or after 9:00 p.m. and specifically address other perceived telemarketing abuses in the offering of prizes and the sale of business opportunities or investments. Violation of these rules may result in injunctive relief, monetary penalties or disgorgement of profits and can give rise to private actions for damages.

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

All-Comm Holdings, Inc:
In 1979, under prior management, the Company, through its wholly-owned subsidiary, acquired 6.72 acres of undeveloped land on the Colorado River in Laughlin, Nevada, for approximately $560,000. On August 16, 1996 the land was sold to an independent third party, via a public auction, for $952,000 in cash, resulting in a net gain of approximately $90,000 over book value, as adjusted for capitalized costs and assessments during the holding period. In June, 1997, All-Comm Holdings, Inc. was dissolved.

Employees:
At September 24, 1997, the Company, SD&A, Metro and Pegasus collectively have approximately 1,150 employees, of whom approximately 1,000 are part-time. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.


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


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
On June 30, 1997, the Company held a Special Meeting of Shareholders to vote on management's proposal to amend the Company's Amended and Restated Articles of Incorporation to change the name of the Company from All Comm Media Corporation to Marketing Services Group, Inc. The shares voted were as follows:

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

                                        Common Stock
                             Low Sales Price    High Sales Price
                             ---------------    ----------------
           Fiscal 1997
             Fourth Quarter       $1.69             $3.56
             Third Quarter         2.00              5.25
             Second Quarter        3.19              5.63
             First Quarter         4.63              6.13
           Fiscal 1996
             Fourth Quarter       $2.13             $6.38
             Third Quarter         3.00              4.44
             Second Quarter        1.88              5.00
             First Quarter         3.63              8.25

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

Introduction:

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

Results of Operations 1997 compared to 1996:

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

Results of Operations 1996 compared to 1995:

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

Capital Resources and Liquidity:

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


Item 8 - Changes in and  Disagreements  with  Accountants on Accounting and
---------------------------------------------------------------------------
Financial Disclosure
--------------------
None

                                   PART III

Item 9 - Executive Officers and Directors of the Registrant
-----------------------------------------------------------
The Company's executive officers, directors and their positions with MSGI are as follows:

Name                   Age     Position
----                   ---     --------
J. Jeremy Barbera      41      Chairman of the Board of Directors, Chief
                                Executive Officer, President and Chief
                                Operating Officer

Scott Anderson         40      Chief Financial Officer and Treasurer

Stephen Dunn           47      Vice President of MSGI and President and Chief
                                Executive Officer of Stephen Dunn &
                                Associates, Inc.

Robert M. Budlow       36      Vice President of MSGI and President of
                                Metro Direct

Alan I. Annex          35      Director and Secretary

S. James Coppersmith   64      Director

Seymour Jones          66      Director

C. Anthony Wainwright  64      Director

Mr. Barbera has been Chairman, Chief Executive and Operating Officer and President of the Company since March 31, 1997, and was a Director and Vice
President of the Company from October 1996 to March 1997. He has been Chief Executive Officer of Metro since its formation in 1987. Mr. Barbera has sixteen years of experience in data management services, and over twenty years of experience in the entertainment marketing area.

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

Mr. Annex has been a Director and Secretary of the Company since May 1997. He has been a partner in the law firm of Camhy Karlinsky & Stein LLP since July 1995, where he practices corporate and securities law. Camhy Karlinsky & Stein LLP is the Company's legal counsel. From July 1994 to June 1995, Mr. Annex was Of Counsel to said firm. Prior thereto he was associated with Proskauer Rose, LLP. Mr. Annex is also a director of Pacific Coast Apparel Company, Inc.

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

Compliance with Section 16(A) of the Exchange Act:
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the NASDAQ National Market. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 1997, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1997, except that Messrs. Anderson and Barbera each made one late filing due to administrative timing errors on their part with respect to reporting stock options granted to Mr. Anderson and repayment of convertible debt to Mr. Barbera.

Item 10 - Executive Compensation
--------------------------------
Summary Compensation Table:
The following table (the "Summary Compensation Table") provides information relating to compensation for the fiscal years ended June 30, 1997, 1996 and 1995 for the Chairman of the Board and Chief Executive Officer and each of the other executive officers of the Company whose compensation is required to be disclosed by the rules and regulations of the Commission during such years as shown in the table (collectively, the "Named Executive Officers").

                                                                                                Long-Term
                                         Fiscal                            Other           Compensation Awards
                                          Year                             Annual      Restricted       Securities
                                          Ended       Annual      Annual   Compen-       Stock          Underlying
Name and Principal Position              June 30,    Salary($)   Bonus($)  sation($)    Awards($)     Options/SARs(#)
---------------------------              --------    ---------   --------  ---------    ---------     ---------------

J. Jeremy Barbera(1)
Chairman of the Board, CEO, President      1997       120,883                                              1,000,000
   & COO

Stephen Dunn(2)                            1997       254,521
   VP, MSGI; President & CEO, SD&A         1996       228,462                                                  5,000
                                           1995        42,308

Thomas Scheir(2)                           1997       154,521     60,000                                      40,000
   Executive VP, SD&A                      1996       128,461     60,000                                      12,500
                                           1995        21,635

Krista Mooradian(2)                        1997       127,936     25,000                                      20,000
   VP, SD&A                                1996        85,092     29,372                                       5,375
                                           1995        12,692      2,060
Robert N. Budlow(3)
   VP, MSGI; President, Metro Direct       1997        93,750

Janet Sautkulis(3)
   COO, Metro Direct                       1997        93,750


Barry Peters(2)(4)                         1997       118,776               409,200                          300,000
   Chairman of the Board & CEO             1996       100,626                              32,058            150,000
   (to 3/31/97)                            1995        26,442

E. William Savage(2)(4)                    1997       108,699               367,500                          300,000
   President, COO, Secretary               1996       100,626                              32,058            150,000
   & Treasurer (to 3/31/97)                1995        26,442

------------
(1)Mr. Barbera was appointed Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer effective March 31, 1997. Prior thereto, commencing with the October 1, 1996 acquisition of Metro, he was Vice President of MSGI and Executive Vice President of Metro. Pursuant to an employment agreement dated May 27, 1997, his annual salary increased from $150,000 to $250,000 through May 31, 1998. As of June 30, 1997, Mr. Barbera's salary reflects earnings for the nine months from the date of Metro's acquisition.
(2)Prior to the acquisition of Alliance in April, 1995 none of the Named Executive Officers was an officer or employee of the Company. In addition, because the acquisition of Alliance took place in April, 1995, the compensation shown for each of the Named Executive Officers for the fiscal year ended June 30, 1995 reflects only two months of compensation in such fiscal year.
(3)The annual salaries for Mr. Budlow and Ms. Sautkulis are $125,000 each. Due to the acquisition of Metro on October 1, 1996, their annual compensation only reflects nine months of salary.
(4)Messrs. Peters and Savage left the service of the Company effective March 31, 1997. Other annual compensation for 1997 includes compensation under separation agreements. The total other annual compensation paid through June 30, 1997 was $135,120 and $130,921, to Peters and Savage, respectively.

Stock Option Grants:
The table below provides information relating to stock options granted to the Named Executive Officers during the fiscal year ended June 30, 1997.


                                                     Individual Grants
                     -----------------------------------------------------------------------------
                       Number of           % of Total          Exercise     Market
                     Securities Under-    Options/SARs         or Base      Price
                      lying Options/   Granted to Employees  Price ($ per  on Date      Expiration
Name                 SARs Granted (#)    in Fiscal Year(2)     share(3))  of Grant($)      Date
----                 ----------------    -----------------     ---------  -----------   ----------
J. Jeremy Barbera...    333,334(1)             47%               2.625                    5/27/04
                        333,333(1)                               3.00        2.625        5/27/04
                        333,333(1)                               3.50        2.625        5/27/04
Thomas Scheir.......     40,000                 2%               2.625                    5/27/04
Krista Mooradian....     20,000                 1%               2.625                    5/27/04
Barry Peters........    150,000                14%               2.50        5.375        9/25/03
                        150,000                                  3.00        5.375        9/25/03
E. William Savage...    150,000                14%               2.50        5.375        9/25/03
                        150,000                                  3.00        5.375        9/25/03

-------------
(1)Mr. Barbera's options are exercisable as follows: 1/3 of each tranche is available for exercise immediately, 1/3 of each tranche becomes available in May, 1998, with the remaining 1/3 exercisable in May, 1999.
(2)During the fiscal year ended June 30, 1997, all employees and all non-employee Directors of the Company received stock options for a total of 2,117,000 shares of Common Stock.
(3)Exercise price is the closing sales price of the Common Stock as reported on The Nasdaq SmallCap MarketSM on the date of the grant, unless otherwise identified.

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 1997.

                   Number of Securities Underlying  Value of Unexercised In-the-
                     Unexercised Options/SARs           Money Options/ SARs
                       at Fiscal Year End (#)        at Fiscal Year End ($) (1)
Name                 Exercisable/Unexercisable       Exercisable/Unexercisable
----                 -------------------------       -------------------------
J. Jeremy Barbera.....   333,334/666,666               $69,445/$138,889
Stephen Dunn..........       5,000/0                         0/0
Thomas Scheir.........      52,500/0                    34,063/0
Krista Mooradian......      25,375/0                    16,047/0
Barry Peters..........     450,000/0                   281,250/0
E. William Savage.....     450,000/0                   281,250/0
-------------
(1)Fair market value of $3.125 per share at June 30, 1997 was used to determine the value of in-the-money options.

Compensation of Directors:
Directors who are not employees of the Company received an annual retainer of $10,000 for serving on the Company's board of directors (the "Board of Directors") during fiscal 1997. Such Directors are also be reimbursed for their reasonable expenses for attending board and committee meetings. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof.

Pursuant to a resolution of the Board of Directors on May 27,1997, non-employee members of the Board agreed to serve without cash compensation starting in fiscal 1998. It was agreed that each outside director be compensated with options to purchase 100,000 shares of common stock of the Company at an exercise price of $2.625 per share, with 50% immediately exercisable, 25% exercisable on May 27, 1998 and 25% exercisable on May 27, 1999.

Employment Contracts and Termination of Employment:
The Company has entered into employment agreements with each of its named executives.

Mr. Barbera was appointed to the position of Chief Executive Officer of MSGI by the Board, effective March 31, 1997. He had previously served as President and Chief Operating Officer of Metro under an employment contract dated October 1, 1996. Under the contract, Mr. Barbera's base salary was $150,000 for the first year of employment. On May 27, 1997, the Company amended and restated Mr. Barbera's employment contract, based on the additional responsibilities he assumed on March 31, 1997. Under the terms of the amended contract, Mr. Barbera's employment term is for three years beginning May 27, 1997, and is automatically renewable for an additional three year period, unless the Company or Mr. Barbera gives written notice; his amended annual base salary for the first year of the amended employment term is $250,000, with $300,000 for the second year and $350,000 for the third year. Mr. Barbera is also eligible to receive raises and bonuses in each year of the employment contract, at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On May 27, 1997, Mr. Barbera was granted options to acquire 1,000,000 shares of common stock of the Company; 333,334 exercisable at $2.625 per share, 333,333 exercisable at $3.00 per share and 333,333 exercisable at $3.50 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates.

Mr. Barbera has agreed in his employment agreement (i) not to compete with MSGI or its subsidiaries, or to be associated with any other similar business during the employment term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in the employment agreement, and (ii) upon termination of employment with MSGI and its subsidiaries, not to solicit or encourage certain clients of MSGI or its subsidiaries, to cease doing business with MSGI and its subsidiaries and not to do business with any other similar business for a period of three years from the date of such termination.

Mr. Budlow and Ms. Sautkulis entered into separate employment agreements effective October 1, 1996, providing for employment as Executive Vice President & Chief Operating Officer of Metro and as Executive Vice President & General Manager of Metro, respectively. Each agreement provides for an initial term expiring on September 30, 1999 (the "Employment Term") and is renewable for an additional three-year term unless Metro or the employee gives written notice. The base salary for each of Mr. Budlow and Ms. Sautkulis during the Employment Term is $125,000 for the first year, $165,000 for the second year and $200,000 for the third year. Mr. Budlow and Ms. Sautkulis are each eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreements also provide for the granting to Mr. Budlow and Ms. Sautkulis of options to acquire Common Stock if and as determined by the Option Plan Committee. Each has agreed in his or her respective employment agreement
(i) not to compete with Metro or to be associated with any other similar business during the Employment Term, except that may each own up to 5% of the outstanding common stock of certain corporations, as described more fully in the relevant employment agreement, and (ii) upon termination of employment with Metro, not to solicit or encourage certain clients of Metro (as more fully described in the relevant employment agreement), to cease doing business with Metro, and not to do business with any other similar business, for a period of three years from the date of such termination.

Mr. Dunn and Mr. Scheir entered into separate employment agreements effective as of April 25, 1995, providing for their employment as the President and the Chief Financial Officer of SD&A, respectively. Each agreement provides for an initial term expiring on April 25, 1997, and is renewable for an additional one-year term at the discretion of the employee covered thereby, subject to termination as provided therein. Mr. Dunn's base salary during his employment term is $225,000 for the first year, $250,000 for the second year and $275,000 for the third year. Mr. Scheir's base salary during his employment term is $125,000 for the first year, $150,000 for the second year and $175,000 for the third year. At the end of each year, in the sole discretion of the board of directors of SD&A, each of Mr. Dunn and Mr. Scheir may be paid a cash bonus. The agreements also provide for other fringe benefits as may be approved by the board of directors of SD&A. Each of Mr. Dunn and Mr. Scheir has agreed in his respective employment agreement not to (i) own, become employed by, or become a partner of any similar business during the term of his employment agreement, except that each may own 1% or less of any similar business or (ii) compete with SD&A for a period of three years after the termination of his employment.

On April 25, 1997, Mr. Dunn informally agreed to extend his full-time employment with SD&A until December 31, 1997. During this period, he will retain his title of Chief Executive Officer of SD&A and Vice President of MSGI.

Mr. Scheir entered into an agreement in the subsequent period to be employed as SD&A's Chief Operating Officer through December 31, 1999, with an annual base salary of $175,000 through December 31, 1997, $200,000 in calendar 1998 and $250,000 in calendar 1999.

Effective July 1, 1997, Ms. Mooradian entered into an employment agreement to serve as President of SD&A until December 31, 1999, with an annual base salary of $175,000 through December 31, 1997, $200,000 in calendar 1998 and $250,000 in calendar 1999.

Mr. Peters and Mr. Savage served in the capacity of Chairman of the Board & Chief Executive Officer of the Company and President & Chief Operating Officer of the Company, respectively. Their employment with the Company terminated effective March 31, 1997 and they entered into settlement agreements which included cash payments and promissory notes payable. The notes are payable in equal monthly installments, starting May 14, 1997. Amounts payable on the notes at June 30, 1997 totaled $448,000. Additionally, for a period of one year from the date of the settlement agreements, each former executive receives medical benefits for himself and his immediate family and continued use of a leased automobile.

Item 11 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 1997 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                               Amount and Nature of Common
                                                Stock Beneficially Owned
Name and Address of Beneficial Holder(1)           Number      Percent
----------------------------------------           ------      -------
Directors and Named Executive Officers:
J. Jeremy Barbera(2)............................1,664,671       12.7%
Robert M. Budlow................................  544,200        4.3%
Janet Sautkulis.................................  181,400        1.4%
Stephen Dunn(3).................................  132,216        1.0%
Thomas Scheir(4)................................   60,875        *
Krista Mooradian(5).............................   25,375        *
Barry Peters(6).................................  475,871        3.6%
E. William Savage(7)............................  630,327        4.8%
Alan I. Annex(8)................................   59,683        *
S. James Coppersmith(9).........................  100,000        *
Seymour Jones(10)...............................   75,000        *
C. Anthony Wainwright(11).......................  118,408        *
All Directors and Named Executive Officers
  as a group (14 persons)(12)...................4,589,806       31.5%

5% Stockholders:
Naomi Bodner(13)................................2,040,893       16.1%
Laura Huberfeld(13).............................2,040,893       16.1%
-------------
* Less than 1%

(1)Unless otherwise indicated in these footnotes, each stockholder has sole voting and investment power with respect to the shares beneficially owned. All share amounts reflect beneficial ownership determined pursuant to Rule 13d-3 under the Exchange Act. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or stockholder, as the case may be. Except as otherwise noted, each person has an address in care of the Company.

(2)Includes 333,334 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997, and 92,937 shares issuable upon conversion of notes.

(3)Includes 5,000 beneficially owned shares of Common Stock issuable upon the exercise of warrants which are currently exercisable or are exercisable within 60 days of September 30, 1997.

(4)Includes 52,500 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997.

(5)Includes 25,375 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997.

(6)Includes 450,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997 and 25,871 beneficially owned shares owned by family members with respect to which Mr. Peters disclaims beneficial ownership.

(7)Includes 450,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997 and 19,336 beneficially owned shares owned by family members of which Mr. Savage disclaims beneficial ownership.

(8)Includes 50,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997, and 6,250 beneficially owned shares issuable upon the exercise of currently exercisable warrants owned by Camhy Karlinsky & Stein, LLP. Mr. Annex is one of thirteen partners in such firm.

(9)Includes 50,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997 and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(10) Includes 50,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997 and 25,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(11) Includes 65,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1997 and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of a contractual right to purchase warrants currently exercisable for such Common Stock.

(12) Of the total shares of Common Stock, convertible debt, stock options and warrants beneficially held by the Company's directors and named executive officers, 255,207 shares of Common Stock are owned by family members.

(13) The address for each of the 5% Stockholders is as follows: c/o Broad Capital Associates, Inc., 152 West 57th Street, New York, New York 10019. Beneficially owned shares of common stock held in partnerships and joint tenancy include 214,591 shares.


Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------
Transactions with Mr. Dunn: In connection with the acquisition of SD&A on April 25, 1995, Alliance issued promissory notes in an aggregate principal amount of $4.5 million to Mr. Dunn. Interest on such notes was payable monthly at a rate equal to the prime rate of Bank of America, N.T. & S.A., as in effect from time to time, subject to a maximum of 10% and a minimum of 8%. Principal payments were due quarterly, and originally $1.5 million was due in quarterly installments during fiscal 1996. All of the outstanding common shares of SD&A were initially pledged to collateralize such notes but were released in June 1996. In connection with such notes, an operating covenants agreement between the Company and Mr. Dunn included, among other things, provisions requiring that SD&A have a minimum level of working capital and cash levels, subject to periodic increases based on sales, before dividend payments could be made to the parent company. In June 1996, the operating covenants agreement was terminated.

Prior to October 1995, the Company made all principal payments when due. Each of the principal payments due October 1, 1995, January 1, 1996 and April 1, 1996 were deferred as they became due and thereafter from time to time. In June 1996, principal payments of approximately $2.0 million were made and the remaining obligations were restructured such that the remaining $2.1 million is now payable in installments of $58,333 per month, plus interest at 8%, starting September 19, 1996. As of June, 1997, due to a pending change in financing relationships, the May and June, 1997 payments had not been made.
These payments were paid in full in August, 1997.

SD&A leases its corporate business premises from Mr. Dunn. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Total rent paid by SD&A to Mr. Dunn during 1997 and 1996 was approximately $141,600 and $138,000, respectively.

Bank Credit Line: Mr. Dunn was a guarantor of SD&A's credit line until December, 1996.

Transactions with Mr. Barbera: In October 1996 the Company consummated its acquisition of Metro. In February 1996, Mr. Barbera, then a shareholder of Metro, borrowed $50,000 from Metro. Interest on such indebtedness accrues at a rate of 6% per annum. The principal of such indebtedness, together with accrued interest thereon, is repayable in four equal quarterly installment starting March 31, 1998. With the October 1, 1996 acquisition of Metro, Mr. Barbera received a 6% promissory note for $600,000, due and payable, together with interest, on June 30, 1998. In April, 1997, the Company repaid $100,000 of the promissory note.

Transactions with Mr. Budlow and Ms. Sautkulis: With the October 1, 1996 acquisition of Metro, Mr. Budlow and Ms. Sautkulis, former shareholders of
Metro,   received  6%   promissory   notes   totaling   $300,000  and  $100,000,
respectively. Such notes were originally due and payable, together with interest, on June 30, 1998. In July, 1997, the Company prepaid the full principal amounts due to Mr. Budlow and Ms. Sautkulis.

Transactions with Mr. Annex: Mr. Annex, Secretary and a Director of the Company, is a partner in a law firm which provides legal services to the Company. The Company recognized expenses aggregating approximately $110,000 and $31,000 during fiscal 1997 and 1996, respectively. Mr. Annex has informed the Company that such fees did not represent more that 5% of such firms revenues for its fiscal years ended during such periods.

Transactions with the Company's Outside Board of Directors: In May, 1997, the Company's outside directors each received options for 100,000 common shares (400,000 in the aggregate), exercisable at $2.625 per share, of which one half vested immediately and one fourth vest in each of May 1998 and May 1999.

On April 15, 1996, the Company entered into an agreement with Mr. Seymour Jones to retain his services as a financial consultant and advisor to the Company on a non-exclusive basis for a period of one year. Effective July 1996, the agreement was terminated. Notwithstanding such termination, pursuant to the terms of such agreement, in August 1996 Mr. Jones purchased from the Company, for $2,500 in the aggregate, warrants exercisable for 50,000 shares of Common Stock at an exercise price of $2.50 per share for the first 25,000 shares, $3.00 per share for the next 15,000 shares and $3.50 per share for the remaining 10,000 shares. The warrants are currently exercisable and expire on April 15, 2000. Subsequently, Mr. Jones gifted warrants for 25,000 shares to an unaffiliated third party.

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

Transactions with 5% Stockholders. Each of 2,000 shares of redeemable convertible preferred stock held by Naomi Bodner and Laura Huberfeld plus accumulated accrued dividends thereon and the 235 shares held by their partnership plus accrued dividends were converted into 826,302, 826,302 and 97,091 shares of common stock, respectively, in the December 23, 1996 recapitalization described in Part I, Item 1, "Current Activities" under "Recapitalization."

In March, 1997, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices as discussed in Part I, Item 1, "Current Activities" under "Financing." In this transaction, Ms. Bodner, Ms. Huberfeld and their partnership exercised warrants for 1,000,000, 1,000,000 and 117,500 shares of common stock respectively.


Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------
(A)(1) Financial  statements - see "Index to Financial  Statements" on page 29.

   (2) Exhibits:
       3 (i)   Amended and Restated Articles of Incorporation (b)
       3 (ii)  Certificate  of  Amendment  to Amended  and  Restated  Articles
               of Incorporation of the Company (b)
       3 (iii) Certificate of Amendment to the Articles of Incorporation for
               change of name to All-Comm Media Corporation (e)
       3 (iv)  By-Laws (b)
       3 (v)   Certificate of Amendment of Articles of Incorporation for
               increase in number of authorized shares to 36,300,000 total (h)
       3 (vi)  Certificate of Amendment of Articles of Incorporation for change of name to Marketing Services Group, Inc. (l)

       10.1  1991 Stock Option Plan (c)
       10.2 Operating Covenants Agreement, dated April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn (d)
       10.3 Pledge Agreement, dated as of April 25, 1995, between Alliance Media Corporation and Mr. Stephen Dunn (d)
       10.4  Option Agreement(e)
       10.5  Amendment to Option  Agreement (f)
       10.6  Memorandums of Understanding (f)
       10.7  Sample Series B Convertible Preferred Stock Subscription
             Agreement (g)
       10.8  Sample Private Placement Purchase Agreement for Convertible Notes
             (g)
       10.9 Letter from Seller of SD&A agreeing to long-term obligation payment and restructuring (g)
       10.10 Sample Convertible Notes Rescission Letter (h)
       10.11 Sample Series C Convertible Preferred Stock Subscription Agreement (h)
       10.12 Agreement and Plan of Merger between All-Comm Media Corporation and Metro Services Group, Inc. (i)
       10.13 Security  Agreement  between  Milberg  Factors,   Inc.  and  Metro
             Services Group, Inc. (j)
       10.14 Security Agreement between Milberg Factors, Inc. and Stephen Dunn & Associates, Inc. (l)
       10.15 Agreement and Plan of Merger between Marketing Services Group, Inc. and Pegasus Internet, Inc. (l)
       10.16 J. Jeremy Barbera Employment Agreement (c)
       10.17 Robert M. Budlow Employment Agreement (i)
       10.18 Janet Sautkulis Employment Agreement (i)
       10.19 Scott Anderson Employment Agreement (l)
       10.20 Robert Bourne Employment Agreement (l)
       10.21 Thomas Scheir Employment Agreement (l)
       10.22 Krista Mooradian Employment Agreement (l)
       10.23 Stephen Dunn Employment Agreement (d)
       10.24 Severance Agreement with Barry Peters (j)
       10.25 Severance Agreement with E. William Savage (j)
       10.26 Form of Private Placement Agreement (j)
       10.27 Form of Series B Conversion  Agreement (k)
       10.28 Form of Warrant Cancellation Agreement (k)
       10.29 Form of Series C Repurchase and Exchange Agreement (k)
       10.30 Form of Option Cancellation Agreement (k)
       10.31 Form of Amended and Restated Series B Conversion Agreement (k)
       10.32 Form of Amended and Restated Series C Repurchase and Exchange Agreement (k)
       10.33 Form of Amended and Restated Option Cancellation Agreement (k)

       11   Statement re: computation of per share earnings (a)

       21   List of Company's subsidiaries (a)

       23   Consent of Coopers and Lybrand LLP (a)

       27   Financial Data Schedule (a)

(a)Incorporated herein
(b)Incorporated by reference from the Company's  Registration Statement on
   Form S-4, Registration Statement No. 33-45192
(c)Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839
(d)Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
(e)Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995
(f)Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996
(g)Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996
(h)Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996
(i)Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996
(j)Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997
(k)Incorporated by reference to the Company's Registration Statement on Form SB-2, as amended, originally filed on October 17, 1996
(l)Incorporated by reference to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1997.

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

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS
                             [Items 7 and 13(a)]



       (1) FINANCIAL STATEMENTS:                             Page
           Report of Independent Public Accountants           30

           Consolidated Balance Sheets
              June 30, 1997 and 1996                          31

           Consolidated Statements of Operations
              Years Ended June 30, 1997, 1996 and 1995        32

           Consolidated Statements of Stockholders' Equity
              Years Ended June 30, 1997, 1996 and 1995        33

           Consolidated Statements of Cash Flows
              Years Ended June 30, 1997, 1996 and 1995       34-36

           Notes to Consolidated Financial Statements        37-51

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


See Notes to Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL
-----------
Marketing Services Group, Inc. ("MSGI" or the "Company") was formerly known as All-Comm Media Corporation and, prior to that, as Sports-Tech, Inc. On April 25, 1995, the Company, through a wholly-owned subsidiary, was merged with Alliance Media Corporation ("Alliance") and its wholly-owned subsidiary, Stephen Dunn & Associates, Inc. ("SD&A"). Upon consummation of the merger, the members of the board of directors of the Company resigned and a new board was appointed. SD&A provides telemarketing and telefundraising services to not-for-profit arts and other organizations principally in the United States. Effective October 1, 1996, the Company purchased 100% of the outstanding stock of Metro Services Group, Inc. (to be renamed Metro Direct, Inc.) ("Metro"). Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and tax-exempt organizations. The Company's mission is to create a growth-oriented direct marketing company through acquisitions and internal growth.

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

2.  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------
Principles of Consolidation:
The consolidated financial statements include the accounts of Marketing Services Group, Inc. and its wholly-owned subsidiaries: Alliance; SD&A; Metro; All-Comm Holdings, Inc. (formerly, Bullhead Casino Corporation), dissolved during fiscal 1997; All-Comm Acquisition Corporation (formerly, BH Acquisitions, Inc.), dissolved during fiscal 1997; Sports-Tech International, Inc., sold during fiscal year 1995; High School Gridiron Report, Inc., dissolved during fiscal year 1996; and BRST Mining Company, dissolved during fiscal year 1996. STI and HSGR are presented as discontinued operations in the consolidated financial statements. All material intercompany accounts and transactions are eliminated in consolidation.

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

      Equipment.........................5 years
      Furniture and fixtures............2 to 7 years
      Computer equipment and software...3 to 5 years
            Leasehold improvements......over the useful life of the assets or term of the lease, whichever is shorter

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

The operating results of this acquisition are included in the consolidated results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles and increased interest on acquisition debt. The net loss for the year ended June 30, 1997 includes the non-cash compensation expense of $1.7 million recorded on the grant of options in September, 1996, as well as the $1.2 million in withdrawn offering costs and $1.0 million in restructuring costs, as discussed in notes 16, 20 and 21. Net loss to common stockholders includes $14.9 million of warrant discounts, non-cash dividends and accretion on preferred stock.

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

4. ACQUISITION OF ALLIANCE MEDIA CORPORATION AND STEPHEN DUNN & ASSOCIATES, INC.
-------------------------------------------------------------------------------
On April 25, 1995, the Company, through a statutory merger, acquired all of the outstanding common shares of Alliance. The purchase price was approximately $2,745,000, consisting of issuance of 1,025,000 restricted common shares of the Company to former shareholders of Alliance valued at $2.68 per common share. Direct costs of the acquisition approximated $500,000. Pursuant to the terms of the merger agreement, upon consummation of the merger the then current members of the Company's board of directors resigned, and a new board consisting of six persons designated by Alliance was appointed.

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

5.  DISCONTINUED OPERATIONS
---------------------------
During the year ended June 30, 1995, the Company sold its STI subsidiary for $800,000, out of which $80,000 was paid as a commission to STI's former president. The former president of STI also received 5,000 shares of common stock, valued at $38,750, and warrants to purchase 2,500 shares of the Company's common stock at $8.00 per share in connection with this transaction. The Company realized a gain on the sale of $322,387. No tax was allocable to this gain due to net operating loss carryforwards.

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

6.  PROPERTY AND EQUIPMENT
--------------------------
Property and equipment of continuing operations at June 30, 1997 and 1996 consisted of the following:
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
                                                 =========    =========

7.  LAND HELD FOR SALE
----------------------
The Company, through its wholly owned subsidiary, All-Comm Holdings, Inc., owned approximately seven acres of undeveloped land in Laughlin, Nevada, which had a carrying value of $921,465 as of June 30, 1996. During fiscal 1996, a bond measure was passed by Clark County, Nevada authorities, resulting in a special assessment to fund improvements which would benefit the land. The principal balance assessed to the Company totaled $154,814 plus interest at 6.4% and was payable in semi-annual installments over twenty years. The principal was capitalized by the Company in fiscal 1996. On August 16, 1996, the land was sold to, and liability assumed by, an independent third party, via auction, for $952,000 in cash, resulting in a net gain of approximately $90,000.

8.  INTANGIBLE ASSETS
---------------------
Intangible assets at June 30, 1997 and 1996, consist of the following:

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

9.  SHORT-TERM BORROWINGS
-------------------------
At June 30, 1996, SD&A had a $500,000 line of credit from a bank which was fully used. The line bore interest at prime plus 1/2% (8.75% at June 30, 1996), was collateralized by substantially all of SD&A's assets and was personally guaranteed by SD&A's President. The line of credit also contained certain financial covenants, including current ratio, working capital, debt and net worth, capital expenditure, and cash flow requirements. During fiscal 1997, the personal guarantee of SD&A's President was removed, the line was increased to $750,000 and SD&A obtained a note payable of $125,000 to finance expansion of the Berkeley Calling Center. The note payable required monthly principal repayments of $3,473, plus interest.

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

10.  OTHER ACCRUED EXPENSES
---------------------------
Accrued expenses at June 30, 1997 and 1996 consisted of the following:

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
                                                     ========

12.  EMPLOYMENT CONTRACTS
-------------------------
Subject to execution of definitive agreements, the Company has entered into three-year employment arrangements with current officers of the Company. The arrangements provide for annual base salaries, base increases, cash and option bonuses which are payable if specified management goals are achieved, and certain termination benefits. In the event of termination without cause, the aggregate liability for these employees is approximately $1,425,000.

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

13. COMMITMENTS AND CONTINGENCIES
---------------------------------
Leases: SD&A leases its corporate business premises from its former owner. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Metro leases its office and data processing space under long term leases. The Company also leases its corporate office space, copier, phones and automobiles.

Future minimum rental commitments under non-cancelable leases, as of fiscal years ending June 30, are as follows:

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

14.  REDEEMABLE CONVERTIBLE PREFERRED STOCK
-------------------------------------------
On June 7, 1996, the Company completed the private placements with accredited investors of 6,200 shares of Series B redeemable convertible preferred stock for $3,100,000. The preferred stock was preferred as to the Company's assets over the common stock in the event of liquidation, dissolution or winding-up of the Company, prior to distribution of assets to common stockholders. The preferred stockholders were entitled to their original investment, plus accrued, unpaid dividends or, if unavailable, a ratable distribution of existing assets. The holders of the stock were entitled to receive a dividend payable only on redemption or credited against conversion, which accrued at the rate of 6% per annum. The convertible preferred stock was convertible, in whole or in part, at any time and from time to time until the second anniversary of the date of issuance, into common shares of the company at the lesser of the price paid divided by $1.25, or 80% of the average closing sales price of the Company's common stock for the last five days prior to conversion, and is subject to certain restrictions, including automatic conversion on the second anniversary of issuance. Under certain unlikely conditions prior to conversion, the preferred stock may be redeemed. In addition, the Company issued warrants to preferred shareholders for 3,100,000 shares of common stock exercisable at $2.50 for three years. The preferred stock and accrued interest was converted in the recapitalization discussed in Note 15.

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

15.  RECAPITALIZATION
---------------------
On December 23, 1996, the Company and certain of its security holders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted, in accordance with its terms without the payment of additional consideration, into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bore interest at a rate of 8% per annum and were repayable on demand at any time from and after the date of the consummation of an underwritten public offering by the Company of Common Stock, but in any event such notes originally matured June 7, 1998 but were paid in full in April, 1997; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock, currently exercisable for 3,000,000 shares of Common Stock, were exchanged for 600,000 shares of Common Stock; and (v) options held by two of the Company's principal executive officers to purchase 300,000 shares of common stock were to be canceled at no cost to the Company, subject to successful completion of an underwritten offering. The Offering was not consummated and, accordingly, the options were not canceled. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock on December 23, 1996, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996. These dividends do not impact net income (loss), but do impact net income (loss) attributable to common stockholders in the calculation of earnings per share.

16.  STOCKHOLDERS' EQUITY
-------------------------
Preferred Stock: On May 9, 1996, the Company completed the private placement with an institutional investor of 10,000 shares of Series A convertible preferred stock for $750,000, $687,000 net after offering costs. The convertible preferred stock was convertible into common shares of the Company at the lesser of the price paid divided by $2.50, or 80% of the closing bid price of the Company's common stock for the five trading days immediately prior to the conversion date, and was subject to certain restrictions.

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

In August 1996, consultants paid $5,000 for warrants valued at $81,000, as per consulting agreements.

In September 1996, the Company issued 96,748 shares of common stock in settlement of a $425,000 liability to the former owner of SD&A, as an additional payment resulting from SD&A achievement of defined results of operations for fiscal 1996.

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

The following summarizes transactions outside the 1991 Plan for the three fiscal years ended June 30, 1997:
                                            Number       Option Price
                                           of Shares       Per Share
                                           ---------       ---------
         Outstanding at June 30, 1994       73,791      $3.00 to $16.00
         Exercised                         (12,500)          $3.00
         Canceled                          (28,875)     $6.00 to $16.00
                                           -------
         Outstanding at June 30, 1995       32,416
         Canceled                          (30,166)     $4.50 to $6.00
                                         ---------
         Outstanding at June 30, 1996        2,250
         Granted                         1,000,000      $2.625 to $3.50
                                         ---------
         Outstanding at June 30, 1997    1,002,250
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

17.  INCOME TAXES
-----------------
Income tax expense from continuing operations is as follows:

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
                                                  ===========     =========

The Company has a net operating loss of approximately $4,962,000 available which expires from 2008 through 2012. These losses can only be offset with future income and are subject to annual limitations.

No income taxes are allocable to the gain on sale of discontinued operations during 1995 due to utilization of net operating loss carryforwards.

18.  GAINS FROM SALES OF SECURITIES
-----------------------------------
In July, 1994, the Company borrowed $1,000,000 to fund the exercise by the Company of a common stock purchase warrant. The loan was collateralized by a pledge of such common stock pursuant to the terms of a pledge agreement. The parties to the $1,000,000 loan included, among others, the Company's former chairman, former president, a former director and a stockholder, who each provided $200,000. The other lenders were non-affiliates. The lenders received the repayment of the $1,000,000 loan, interest at 7.75% totaling $9,493 and a $300,000 commitment fee from the proceeds of the subsequent sales of such common stock. Effective July 1, 1994, the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company's marketable equity securities were considered "available-for-sale" investments and were carried at market value with the difference between cost and market value recorded as a component of stockholders' equity. The Company subsequently sold all these securities and recognized a gain of $1,580,000 in fiscal 1995.

19.  RELATED PARTY TRANSACTIONS
-------------------------------
In May, 1997, the Company's outside directors each received options for 100,000 common shares (400,000 in the aggregate), exercisable at $2.625, of which one half vested immediately and one fourth vest in each of May 1998 and May 1999.

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

21.  RESTRUCTURING COSTS
------------------------
During the quarter ended March 31, 1997, the Company effected certain corporate restructuring steps, including the decision to reduce corporate staffing and related administrative costs, as well as making two executive management changes. In this connection, restructuring expenses of $986,000 were recorded, including $44,000 in estimated office restructuring costs and $942,000 in executive management and other settlement costs. The executive management settlement agreements include two non-interest bearing promissory notes with face values of $290,000 and $250,000, respectively, payable in equal installments over eighteen months starting in May, 1997. These notes have been discounted to $268,000 and $231,000, respectively, to reflect effective interest rates of 10%.

22.  RESTATEMENTS FOR CORRECTIONS OF ERRORS
-------------------------------------------
The financial statements for the three and nine months ended March 31, 1997, the three months ended September 30, 1996 and year ended June 30, 1996 were restated for corrections of errors.

In March, 1997, to reduce the overhang associated with outstanding warrants and to obtain working capital subsequent to the withdrawal of the Company's proposed underwritten public offering, the Company accepted offers from certain warrant-holders to exercise their warrants to obtain 3,100,000 shares of Common Stock at discounted exercise prices which arose from a June 6, 1996 sale of redeemable convertible preferred stock with attached warrants. As originally filed in the financial statements for the three and nine months ended March 31, 1997, the discount of $4,975,500 on these warrants was originally classified as a charge to expense as the underlying redeemable convertible preferred stock was classified as mezzanine financing for financial reporting. Subsequently, it was determined that the warrants and the redeemable convertible preferred stock are equity instruments and accordingly, the charge was reclassified from an expense transaction to an equity transaction. There is no change to the net worth of the Company or to its earnings per share as the charge affects net loss attributable to common stockholders in the earnings per share calculation in the same manner as an expense transaction.

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

23.  NEW ACCOUNTING PRONOUNCEMENTS
----------------------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128") which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented is required. The Company has not yet determined the effect SFAS 128 will have on its financial statements; however, the adoption is not expected to have a material impact on the financial position or results of operations of the Company.

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

24.  SUBSEQUENT EVENTS
----------------------
Effective July 1, 1997, the Company acquired 100% of the stock of Pegasus Internet, Inc. ("Pegasus"). Terms of the agreement called for issuance of 600,000 shares of common stock of the Company valued at $1.8 million plus $200,000 in cash. The Company's Chief Executive Officer owned 25% of Pegasus. Pegasus provides Internet services including web site planning and development, site hosting, on-line ticketing system development, graphic design and electronic commerce.

The  acquisition  will be accounted for using the purchase method of accounting.
Accordingly,   the  operating  results  of  Pegasus  will  be  included  in  the consolidated results of operations of the Company starting on July 1, 1997.


                                  SIGNATURES

Pursuant to the requirements of Section 16(a) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MARKETING SERVICES GROUP, INC.
                               (Registrant)

                               By: /s/ J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer

                               By: /s/ Scott A. Anderson
                               Chief Financial and Accounting Officer
                               Date:   October 27, 1997