Form 10QSB
period 1997-09-30
MARKETING SERVICES GROUP INC
filed 1997-11-14
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       88-0085608
            ------                                       ----------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

       333 Seventh Avenue, 20th Floor
            New York, New York                                10001
            ------------------                                -----
 (Address of principal executive offices)                  (Zip Code)

       Issuer's telephone number, including area code:    (212)594-7688

              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90-days.
                                    Yes  X      No
                                        ---        ---
APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 11, 1997, there were 12,721,176 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

Traditional Small Business Disclosure Format (check one):   Yes  X     No
                                                                ---       ---

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                               SEPTEMBER 30, 1997



PART I - FINANCIAL INFORMATION                                     Page

     Item 1 Interim Condensed Consolidated Financial Statements
            (unaudited)
            Condensed Consolidated Balance Sheet -
               September  30,  1997                                 3
            Condensed  Consolidated   Statements  of
               Operations  Three  months  ended
               September  30,  1997  and  1996                      4
            Condensed  Consolidated  Statements of Cash
               Flows Three months ended
               September  30,  1997  and  1996                     5-6
            Notes  to  Interim Condensed Consolidated
               Financial Statements                                7-9

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                   10-13


PART II - OTHER INFORMATION

     Item 6 Exhibits and Reports on Form 8-K
            (a)  Exhibits
            (b)  Reports on Form 8-K
     Signatures
     Exhibit 11  Statements Regarding Computation of Net Loss Per Share
     Exhibit 27  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                   September 30, 1997
                                                   ------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $ 1,237,252
  Accounts receivable billed, net of
   allowance for doubtful accounts of $32,000           4,421,567
  Accounts receivable unbilled                            755,253
  Other current assets                                    308,497
                                                      -----------
   Total current assets                                 6,722,569
Property and equipment at cost, net                       805,841
Intangible assets at cost, net                         17,990,424
Other assets                                              215,566
                                                      -----------
   Total assets                                       $25,734,400
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                              $  2,100,900
  Trade accounts payable                                2,097,835
  Accrued salaries and wages                              403,289
  Other accrued expenses                                  556,102
  Current portion of long-term obligations              1,498,575
  Related party payable                                   379,444
                                                      -----------
   Total current liabilities                            7,036,145
Long-term obligations                                   1,249,615
Related party payable                                     379,444
Other liabilities                                          47,112
                                                      -----------
  Total liabilities                                     8,712,316
                                                      -----------
Commitments and contingencies:
Stockholders' equity:
  Convertible preferred stock, $.01 par value;
    50,000 shares authorized, none outstanding
  Common stock - authorized 36,250,000 shares
    of $.01 par value 12,722,687 shares issued            127,227
  Additional paid-in capital                           28,629,601
  Accumulated deficit                                 (11,599,275)
  Less 11,800 shares of common stock in treasury,
    at cost                                              (135,469)
                                                      -----------
   Total stockholders' equity                          17,022,084
                                                      -----------
   Total liabilities and stockholders' equity         $25,734,400
                                                      ===========

See Notes to Condensed Consolidated Financial Statements.

                  MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)


                                                 1997            1996
                                                 ----            ----
                                                            (as restated)

      Revenues                                $7,254,619      $3,932,030
                                              ----------      ----------
      Operating costs and expenses:
         Salaries and benefits                 4,438,314       4,953,499
         Direct costs                          1,607,006         145,230
         Selling, general and administrative     787,760         506,550
         Professional fees                       137,347         168,187
         Depreciation                             78,920          38,086
         Amortization of intangible assets       241,429          95,646
                                              ----------      ----------
           Total operating costs and expenses  7,290,776       5,907,198
                                              ----------      ----------
           Loss from operations                  (36,157)     (1,975,168)
                                              ----------      ----------
      Other income (expense):
         Gain from sale of land                                   90,021
         Interest income                          16,766           9,561
         Interest expense                       (124,291)       (114,917)
                                              ----------      ----------
            Total                               (107,525)        (15,335)
                                              ----------      ----------
         Loss before income taxes               (143,682)     (1,990,503)
         Benefit (provision) for income taxes     47,003          (3,978)
                                              ----------      ----------
            Net loss                          $  (96,679)    $(1,994,481)
                                              ==========     ===========

      Net loss attributable to common
         stockholders*                        $  (96,679)    $(2,412,561)
                                              ==========     ===========

      Net loss per common share                  $(.01)          $(.75)
                                                 =====           =====

      Weighted average common and common
         equivalent shares outstanding        12,323,055       3,214,884
                                              ==========      ==========

*The three months ended September 30, 1996 include the impact of $418,080 of periodic non-cash accretions on preferred stock.

See Notes to Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (unaudited)

                                                       1997          1996
                                                       ----          ----
                                                                (as restated)
Operating activities:
   Net loss                                         $ (96,679)   $(1,994,481)
   Adjustments to reconcile loss to net cash
    provided by (used in) operating activities:
     Gain from sale of land                                          (90,021)
     Depreciation                                      78,920         38,086
     Amortization                                     241,429         95,646
     Option issuances to two principal executive
      officers                                                     1,650,000
     Warrant issuances to consultants                   7,500         76,000
     Accrued interest on convertible securities        18,752         66,500
   Changes in assets and liabilities:
     Accounts receivable                              (99,609)       817,323
     Other current assets                             (56,959)      (128,310)
     Other assets                                     (79,877)        (6,500)
     Trade accounts payable                          (299,034)      (153,478)
     Accrued expenses and other current liabilities  (721,077)      (749,942)
     Income taxes payable                                            (10,000)
                                                   ----------     ----------
   Net cash used in operating activities           (1,006,634)      (389,177)
                                                   ----------     ----------

Investing activities:
   Net proceeds from sale of land                                    860,443
   Proceeds from issuances of warrants                                 5,000
   Purchase of property and equipment                 (85,144)      (233,072)
   Acquisition of Pegasus, net of cash acquired
    of $43,811                                       (256,875)
                                                   ----------     ----------
       Net cash provided by (used in) investing
         activities                                  (342,019)       632,371
                                                   ----------     ----------
Financing activities:
   Proceeds from credit facilities                  1,289,354
   Repayments of bank loans and credit line          (850,162)      (397,776)
   Repayment of capital lease obligation              (11,165)
   Repayments of notes payable other                  (79,468)
   Repayment of acquisition debt                     (691,666)       (58,333)
                                                   ----------     ----------
   Net cash used in financing activities             (343,107)      (456,109)
                                                   ----------     ----------
Net decrease in cash and cash equivalents          (1,691,760)      (212,915)
   Cash and cash equivalents at beginning of
     period                                         2,929,012      1,393,044
                                                   ----------     ----------
   Cash and cash equivalents at end of period      $1,237,252     $1,180,129
                                                   ==========     ==========


Supplemental schedule of non cash investing and financing activities:

During the quarter ended September 30, 1997, the Company issued warrants to acquire common stock for consulting services valued at $7,500 and recorded non-cash accretion on debt of $18,752.

On July 1, 1997, the Company issued 600,000 shares of its common stock and paid $200,000 in cash to acquire 100% of the outstanding stock of Pegasus Internet, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

              Working capital, other than cash     $  102,214
              Property and equipment                  (53,834)
              Costs in excess of net assets of
                acquired company                   (2,105,255)
              Common stock issued                   1,800,000
                                                   ----------
                                                   $ (256,875)
                                                   ==========

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


See Notes to Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION
-------------------------
The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1997. Certain reclassifications have been made in the fiscal 1997 interim financial statements to conform with the fiscal 1998 presentation.

2.  ACQUISITIONS OF METRO SERVICES GROUP, INC. AND PEGASUS INTERNET, INC.
-------------------------------------------------------------------------
Effective October 1, 1996, the Company acquired all of the outstanding common shares of Metro Services Group, Inc., to be renamed Metro Direct, Inc. ("Metro").

Effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. ("Pegasus"). In exchange for all of the then outstanding shares of Pegasus, the Company issued 600,000 shares of its Common Stock valued at $1,800,000 plus cash of $200,000. The Company"s Chief Executive Officer owned 25% of Pegasus, for which he received 25% of the consideration paid. Pegasus provides Internet services including web site planning and development, site hosting, on-line ticketing, system development, graphic design and electronic commerce.

These acquisitions were accounted for using the purchase method of accounting. Accordingly, the operating results of these acquisitions are included in the results of operations from the date of acquisition. The purchase prices were allocated to assets acquired based on their estimated fair value. For Pegasus, this treatment resulted in approximately $2.0 million of costs in excess of net assets acquired, after recording proprietary software of $100,000. Such excess is being amortized over the expected period of benefit of ten years. The software is amortized over its expected benefit period of three years.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro and Pegasus had been acquired as of the beginning of the period presented, after including the impact of certain adjustments, such as the amortization of intangibles and increased interest on acquisition debt. The net loss for the three months ended September 30, 1996 includes the non-cash compensation expense of $1,650,000 recorded on the grant of options to members of the Company's former executive management. See Note 8. Net loss to common stockholders includes $418,000 of accretion on preferred stock in the prior period.

                                                  Unaudited
                                  For the three months ended September 30,
                                                    1996
                                                    ----
            Revenues                           $ 6,249,128
            Net loss                            (2,059,728)
            Net loss to common                  (2,477,808)
            Loss per common share                   $(0.44)

The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations of the combined entities.

Effective July 1, 1997, the Company entered into agreements to extend the covenants-not-to-compete with the former Metro principals from three years to six years. Accordingly, the amortization period was extended prospectively. The impact of the extended amortization was a reduction of $31,000 of expense in the current quarter.

3.  CREDIT FACILITIES
---------------------
In August, 1997, the Company's subsidiary, Stephen Dunn & Associates, Inc. ("SD&A") entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at September 30, 1997), plus 1 1/2% with a minimum annual interest requirement of $80,000. The facility has an annual fee of 1% of the available line. It has tangible net worth and working capital covenants. In August, 1997, the outstanding balances on SD&A's previous bank line and note payable were fully paid from borrowings on the new facility. At September 30, 1997, the amount outstanding on the line totaled $1,323,000.

4.  6% CONVERTIBLE NOTES
------------------------
In April, 1997, the Company obtained $2,046,000, net of fees from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. From August 15, 1997 through October 9, 1997, $1,700,000 face value of the notes, plus interest, were converted into 694,412 shares of Common Stock.

5.  INCOME TAXES
----------------
In the three months ended September 30, 1997 and 1996, the net income tax benefit (provision) totaled $47,000 and ($4,000) on losses from operations of $144,000 and $1,991,000, respectively. The Company recognizes provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the corporate level. During the current quarter, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a standalone basis for each subsidiary for the year ended June 30, 1997. The impact on the current quarter due to the change in tax reporting status created a benefit of approximately $70,000.

6.  RELATED PARTY TRANSACTIONS
------------------------------
In July, 1997, the Company repaid $300,000 and $100,000 face value of notes payable to the President of Metro and the Chief Operating Officer of Metro, respectively.

During the current quarter, the Chief Executive Officer of the Company forgave all interest due him on notes payable from July 1, 1997 through December 31, 1997, and forgave an increase in his annual salary from May 27, 1997 to December 31, 1997. The impact on the quarters ended September 30, 1997 and December 31, 1997, is approximately $41,000 per quarter. In consideration for this, on November 6, 1997, the Board of Directors granted the Chief Executive Officer options to acquire 50,000 shares of Common Stock at the current fair market price.

Effective September 30, 1997, approximately $88,000 in accounts receivable from the Chief Executive Officer were offset against $500,000 in notes payable due to him.

7.  SUBSEQUENT EVENT
--------------------
On November 13, 1997, the Company entered into a letter of commitment with a strategic investor for the issuance of $15 million of convertible preferred stock. Consummation of the financing is subject to several conditions, including satisfactory completion of legal and business due diligence and final approval by the purchaser's management. Accordingly, no assurance can be given that the financing will be consummated.

8.  RESTATEMENTS FOR CORRECTIONS OF ERRORS
------------------------------------------
The accompanying financial statements for the three months ended September 30, 1996 have been restated for corrections of errors.

On September 26, 1996, the Board of Directors granted options exercisable for 300,000 shares of common stock, par value $.01 per share (the "Common Stock") to each of the Company's former Chief Executive Officer and Chief Operating Officer. Options exercisable for the first 150,000 shares were granted to each such officer at an exercise price of $2.50 per share and the remaining 150,000 each were granted at an exercise price of $3.00 per share.

As originally filed, the financial statements for the three months ended September 30, 1996 did not include compensation expense for the stock options granted to such former officers, as the Company intended the options to be granted in May 1996 when the market price of the stock was $2.50. The net loss attributable to common stockholders was originally reported at $344,481 and related net loss per share was $(0.11).

Subsequently, the Company determined that the grant of these options was not effective until ratification by the Board on September 26, 1996, when the market price was $5.50. Accordingly, the Company amended the financial statements for the three months ended September 30, 1996 to record a non-recurring, non-cash charge of $1,650,000 for compensation expense in connection with the grant of these options, which has increased the net loss to $1,994,481 and net loss per share by $(0.51).

Additionally, as originally filed, the Company reported its Convertible Preferred Stock as equity and did not include its accretion as a dividend impacting net income to common stockholders in the earnings per share calculation. The Preferred Stock contains two provisions for mandatory redemption, which the Company had considered remote and not within the control of the holders. Subsequently, in accordance with the Securities and Exchange Commission requirements, these securities were reclassified as mezzanine financing and the accompanying financial statements have been restated accordingly. There was no impact on earnings per share for this reclassification, as the dividends had previously increased the net loss attributable to common stockholders. The non-cash accretion of the redeemable convertible preferred stock had no impact on the net loss; however, the net loss attributable to common stockholders increased by $418,000 and the net loss per common share increased by $(0.13).

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------

Introduction:

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three month period ended September 30, 1997. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997. As more fully described in Note 4 to the consolidated financial statements included in such Form 10-KSB, on April 25, 1995, the Company purchased 100% of the stock of Alliance Media Corporation which had simultaneously acquired Stephen Dunn & Associates, Inc. ("SD&A").

From April 25, 1995, through September 30, 1996, the Company operated as a direct marketing services provider with its initial concentration in a telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other cultural organizations. As more fully described in Note 3 to the consolidated financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1997, in October 1996 the Company purchased 100% of the stock of Metro Services Group, Inc. ("Metro"). This acquisition is reflected in the consolidated financial statements using the purchase method of accounting starting in October 1996. Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and not-for-profit organizations. As more fully described in Note 2 to the condensed consolidated financial statements included in this Form 10-QSB, effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. ("Pegasus"). This acquisition is reflected in the consolidated financial statements using the purchase method of accounting, starting July 1, 1997. Pegasus provides Internet services, including web site planning and development, site hosting, on-line ticketing, system development, graphic design and electronic commerce.

Results of Operations for the Three Months Ended September 30, 1997, Compared to the Three Months Ended September 30, 1996:

Revenues of $7,255,000 in the three months ended September 30, 1997 (the "current period") increased by $3,323,000 over revenues of $3,932,000 in the three months ended September 30, 1996 (the "prior period"). Of the increase, $2,715,000 and $146,000 are attributable to the inclusion of Metro and Pegasus, respectively. Revenues from on-site telemarketing and telefundraising campaigns at SD&A totaled $3,948,000 and $3,417,000, respectively, or 89.9% and 86.9% of SD&A revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $445,000 and $516,000, respectively, or 10.1% and 13.1% of revenues, respectively, in the current and prior periods. During the three months ended September 30, 1997 and 1996, the Company"s margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns.

Salaries and benefits of $4,438,000 in the current period decreased by $516,000 over the prior period total of $4,954,000. Salaries and benefits also decreased as a percentage of revenues, from 126% in the prior period, to 61% in the current period. Of the increase, $749,000 and $103,000 are attributable to the inclusion of Metro and Pegasus, respectively. On-site telemarketing sales labor expense at SD&A increased by $300,000, or 12%, in the current period, but decreased as a percent of on-site revenues, from 73% in the prior period to 71% in the current period, primarily due to improved contract pricing. Off-site and administrative salaries at SD&A increased by a net of $39,000, the majority of which was attributable to the hiring of additional administrative staff to manage the increasing on-site growth. These increases were partially offset by a $56,000 reduction in parent company administrative salaries in the current period as compared to the prior period due to reductions in head count. In addition, in the prior period, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two principal executive officers. Such charge was incurred because the exercise price of each such option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

Direct costs of $1,607,000 in the current period increased by $1,462,000 over direct costs of $145,000 in the prior period. Of the increase, $1,405,000 and $21,000 are attributable to the inclusion of Metro and Pegasus, respectively. Direct costs at Metro consist principally of list commissions paid to use marketing lists. Direct costs at SD&A increased by $36,000, principally due to increased advertising for sales agents to fulfill on-site growth requirements.

Selling, general and administrative expenses of $788,000 in the current period increased by $281,000 over comparable expenses of $507,000 in the prior period. The inclusion of Metro and Pegasus resulted in increases of $280,000 and $33,000, respectively. Administrative expenses at SD&A increased by $64,000 and corporate administration decreased by $96,000. At SD&A, the net increase in the current period generally resulted from administrative cost increases incurred in developing and managing the growth in on-site business. This included relocation costs for a senior executive, increases in payroll and related tax processing fees and printing of marketing brochures, as well as increased property taxes as a result of the move and expansion of the Berkeley Calling Center during the prior fiscal year. At the parent company, the net decrease of $96,000 generally resulted from the changes in management of the Company. Public relations expenses decreased by $30,000 due to termination of the firm used in the prior period. Parent company travel and meal expenses decreased by $22,000 as a result of the management change. Directors fees of $9,000 were incurred for a September 1996 meeting; no such fees were incurred in the current period. Net decreases of $35,000 resulted from reductions in director and officer insurance premiums, telephone charges, office expenses, dues, fees and rent associated with the change in management and headcount reductions.

Professional fees of $137,000 in the current period decreased by $31,000 over professional fees of $168,000 in the prior period. Professional fees at Metro and Pegasus totaled $45,000 and $3,000, respectively, for the current period. Professional fees at the parent company and SD&A decreased by $79,000, net. The prior period included a non-recurring charge at the parent company of approximately $76,000 in consulting fees attributable to the value of warrants acquired by former consultants during the period.

Depreciation expense of $79,000 in the current period increased by $41,000 over $38,000 in the prior period. Of the increase, $32,000 and $7,000 are attributable to the inclusion of Metro and Pegasus, respectively. The net changes at SD&A and the parent company were not significant.

Amortization of intangible assets of $241,000 in the current period increased by $145,000 over amortization of $96,000 in the prior period. Of the increase, $82,000 and $58,000 are attributable to the inclusion in the current period of Metro and Pegasus, respectively. Amortization of the goodwill associated with the SD&A acquisition increased in the current period due to an increase in goodwill for payments due to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year ended June 30, 1997.

The Company recorded a net gain of $90,000 from the sale of the its undeveloped parcel of land in Laughlin, Nevada in August 1996, which gain was recorded net of commissions and related selling expenses.

Interest expense of $124,000 in the current period increased by $9,000 compared to $115,000 in the prior period. The inclusion of Metro and Pegasus resulted in increases of $32,000 and $1,000, respectively. Interest expense at SD&A increased by $22,000 due to a change in borrowing relationship in August 1997, resulting in expansion of their credit line from $875,000 to $2,000,000 and increased drawdowns to pay down the SD&A seller debt. Interest expense at the parent company level decreased by $46,000 principally due to conversions of convertible securities, principal payments on the SD&A seller debt and reductions in the interest rate.

The income tax benefit of $47,000 in the current period changed by $51,000 compared to a provision of $4,000 in the prior period. During the current quarter, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a stand alone basis for each subsidiary for the year ended June 30, 1997. The impact on the current quarter for this change in estimate resulted in a benefit of approximately $70,000. The Company recognized offsetting provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level, which could not be offset by losses incurred at the parent company level.

As a result of the foregoing factors, the Company's net loss decreased from $1,994,000 ($0.75 per share) in the prior period to $97,000 ($0.01 per share) in the current period.

Capital Resources and Liquidity:

At September 30, 1997, the Company had cash and cash equivalents of $1,237,000 and accounts receivable net of allowances of $5,177,000.

The Company generated losses from operations of $36,000 in the current period and used net cash in operating activities of $1,007,000. The usage was principally due to final payments made on the Company's withdrawn public offering liabilities and a seasonal decrease in accrued salaries at SD&A during the current quarter.

In part due to certain seasonal marketing patterns and subscriptions, revenues and salaries at SD&A are expected to decrease during the second and third fiscal quarters. The Company's second fiscal quarter has historically been Metro's strongest. The Company cannot predict the degree to which these trends will continue.

In the current period, net cash of $342,000 was used in investing activities. The Company paid $257,000 in the acquisition of Pegasus, net of $44,000 of cash acquired. Purchases of property and equipment of $85,000 were principally comprised of computer equipment. The Company intends to continue to invest in computer technology.

In the current period, financing activities used $343,000. During the period, SD&A entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. In August, SD&A drew upon the facility to fully pay down the outstanding balance of $746,000 on its previous bank line and the $104,000 remaining on its bank note. At September 30, 1997, SD&A had amounts outstanding of $1,323,000 on the line.

Metro has a credit facility with the same lender for a line of credit commitment of up to a maximum of $1,500,000. During the period, Metro repaid a net of $34,000 on the line, reducing its outstandings from $812,000 at June 30, 1997 to $778,000 at September 30, 1997.

The Company has $1.4 million available on its lines of credit at Metro and SD&A as of September 30, 1997.

During the current period the Company repaid $692,000 of its acquisition debt, comprised of $400,000 to the former principals of Metro and $292,000 to the former principal of SD&A.

On November 13, 1997, the Company entered into a letter of commitment with a strategic investor for the issuance of $15 million of convertible preferred stock. Consummation of the financing is subject to a number of conditions including satisfactory completion of legal and business due diligence and final approval by the purchaser's management. Accordingly, no assurance can be given that the financing will be consummated.

The Company believes that the funds available from operations and its unused line of credit, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations, for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. There can be no assurance, however, that such capital, if required, will be available on terms acceptable to the Company, if at all.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits:

Exhibit #                         Item                                  Notes
---------                         ----                                  -----
   11        Statement Regarding Computation of Net Income Per Share      A
   27        Financial Data Schedule                                      A

Notes relating to Exhibits:
A  Filed herewith.

b) Reports on Form 8-K:

   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKETING SERVICES GROUP, INC.
                                  (Registrant)


Date:  November 14, 1997           By: /s/ J. Jeremy Barbera
                                   ---------------------------
                                   Chairman of the Board and Chief
                                   Executive Officer

Date:  November 14, 1997           By: /s/ Scott Anderson
                                   ---------------------------
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)