Form 10QSB
period 1997-12-31
MARKETING SERVICES GROUP INC
filed 1998-02-17
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of February 13, 1998, there were 13,085,288 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

Traditional Small Business Disclosure Format (check one):   Yes [X]   No [ ]

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                              TABLE OF CONTENTS

                              FORM 10-QSB REPORT
                              DECEMBER 31, 1997



PART I - FINANCIAL INFORMATION                                     Page

     Item 1 Interim Condensed Consolidated Financial
               Statements (unaudited)

            Condensed Consolidated Balance Sheet
                December 31, 1997                                    3
            Condensed Consolidated Statements of Operations
                Three and six months ended December 31,
                1997 and 1996                                        4
            Condensed Consolidated Statements of Cash Flows
                Six months ended December 31, 1997 and 1996         5-6
            Notes to Interim Condensed Consolidated
                Financial Statements                                7-10

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10-15


PART II - OTHER INFORMATION

     Item 6 Exhibits and Reports on Form 8-K                        15

     Signatures                                                     16

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                        December 31, 1997
                                                        -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                $ 8,801,519
  Accounts receivable billed, net of allowance for
    doubtful accounts of $203,040                           14,500,526
  Accounts receivable unbilled                               1,867,368
  Other current assets                                         431,243
                                                           -----------
   Total current assets                                     25,600,656

Property and equipment at cost, net                          1,113,474
Intangible assets at cost, net                              24,537,326
Other assets                                                   186,163
                                                           -----------
   Total assets                                            $51,437,619
                                                           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings                                    $ 1,892,328
  Trade accounts payable                                    13,417,406
  Accrued salaries and wages                                   505,646
  Other accrued expenses                                       985,775
  Current portion of long-term obligations                   1,533,604
  Related party payable                                        425,000
                                                           -----------
   Total current liabilities                                18,759,759

Long-term obligations                                          966,667
Related party payable                                          425,000
Other liabilities                                              366,926
                                                           -----------
  Total liabilities                                         20,518,352
                                                           -----------
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par
  value; 50,000 shares authorized consisting of
  50,000 shares of Series D Convertible Preferred
  Stock issued and outstanding                              13,641,774
                                                           -----------
Stockholders' equity:
  Common stock - authorized 36,250,000 shares of
  $.01 par value 12,956,893 shares issued                      129,569
  Additional paid-in capital                                29,767,151
  Accumulated deficit                                      (12,483,758)
  Less 11,800 shares of common stock in treasury, at cost     (135,469)
                                                           -----------
   Total stockholders' equity                               17,277,493
                                                           -----------
   Total liabilities and stockholders' equity              $51,437,619
                                                           ===========

See Notes to Condensed Consolidated Financial Statements.

                  MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (unaudited)

                                                             Three Months Ended           Six Months Ended
                                                                 December 31,               December 31,
                                                              1997         1996          1997         1996
                                                          -----------   -----------  -----------   -----------
Revenues                                                  $10,673,770   $ 5,913,649  $17,928,389   $ 9,845,679
                                                          -----------   -----------  -----------   -----------
Operating costs and expenses:
   Salaries and benefits                                    4,217,802     3,523,811    8,656,116     6,827,310
   Non-recurring compensation expense
      on option grants                                                                               1,650,000
   Direct costs                                             5,854,550     1,796,590    7,461,557     1,941,820
   Selling, general and administrative                      1,108,750       914,481    2,033,857     1,589,218
   Depreciation and amortization                              346,669       276,142      667,017       409,874
                                                          -----------   -----------  -----------   -----------
      Total operating costs and expenses                   11,527,771     6,511,024   18,818,547    12,418,222
                                                          -----------   -----------  -----------   -----------
      Loss from operations                                   (854,001)     (597,375)    (890,158)   (2,572,543)
                                                          -----------   -----------  -----------   -----------
Other income (expense):

   Interest and other income                                   21,008         4,974       37,774       104,556
   Interest expense                                          (114,734)     (133,247)    (239,024)     (248,164)
                                                          -----------   -----------  -----------   -----------
      Total                                                   (93,726)    (128,273)    (201,250)     (143,608)
                                                          -----------   -----------  -----------   -----------

   Loss before income taxes                                  (947,727)     (725,648)  (1,091,408)   (2,716,151)
   Benefit (provision) for income taxes                        63,243       (19,961)     110,246       (23,939)
                                                          -----------   -----------  -----------   -----------
      Net loss                                            $  (884,484)  $  (745,609) $  (981,162)  $(2,740,090)
                                                          ===========   ===========  ===========   ===========

      Net loss attributable to common stockholders*       $(4,269,665) $(10,154,049) $(4,366,343) $(12,566,610)
                                                          ===========   ===========  ===========   ===========

Net loss per common share - basic and diluted                $(0.33)      $(1.87)       $(0.34)      $(2.91)
                                                             ======       ======        ======       ======
Weighted average common shares outstanding                 12,934,993     5,423,871   12,698,613     4,319,377
                                                          ===========   ===========  ===========   ===========

* The three and six months ended December 31, 1997 includes the impact of dividends on stock for (a) non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $149,446 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $17,260 in cumulative undeclared dividends; and (d) $4,075 of period non-cash accretions on preferred stock.

  The six months ended December 31, 1996 includes the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; and (c) periodic non-cash accretions on preferred stock.

See Notes to Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                 (unaudited)


                                                         1997         1996
                                                      -----------  -----------
Operating activities:
   Net loss                                            $ (981,162) $(2,740,090)
   Adjustments to reconcile loss to net cash
      provided by (used in) operating activities:
     Gain from sale of land                                            (90,021)
     Depreciation                                         168,597      106,078
     Amortization                                         498,420      303,796
     Option issuances to former executive officers                   1,650,000
     Warrant and option issuances to consultants           12,643       76,000
     Accrued interest on convertible securities                        128,264
     Accretion of discounts on convertible securities      45,430       11,428
   Changes in assets and liabilities, net of
      acquisitions:
     Accounts receivable                                 (919,335)     259,558
     Other current assets                                 (98,767)    (113,287)
     Other assets                                         (58,384)     (25,252)
     Trade accounts payable                               854,436       (1,122)
     Accrued expenses and other liabilities              (640,995)    (364,228)
                                                      -----------  -----------
   Net cash used in operating activities               (1,119,117)    (798,876)
                                                      -----------  -----------


Investing activities:
   Net proceeds from sale of land                                      860,443
   Purchase of property and equipment                    (204,421)    (340,703)
   Acquisition of MMI, net of cash acquired
      of $340,55                                       (5,691,172)
   Acquisition of Metro, net of cash acquired
      of $349,446                                                      207,335
   Acquisition of Pegasus, net of cash acquired
      of $43,811                                         (277,692)
                                                      -----------  -----------
     Net cash provided by (used in) investing
       activities                                      (6,173,285)     727,075
                                                      -----------  -----------
Financing activities:
   Proceeds from sale of convertible preferred
     stock, net of issue costs of $936,307             14,063,693
   Net proceeds from credit facilities                     80,618      375,000
   Payments on deferred registration costs                            (532,798)
   Repayment of land option                                           (150,000)
   Repayment of capital lease obligation                  (11,062)     (13,163)
   Repayments of notes payable other                     (163,397)
   Proceeds from issuances of warrants and
     option exercises                                       3,390        5,000
   Repayment of acquisition debt                         (808,333)    (233,333)
                                                      -----------  -----------
   Net cash provided by (used in) financing
     activities                                        13,164,909     (549,294)
                                                      -----------  -----------
Net increase (decrease) in cash and cash equivalents    5,872,507     (621,095)
   Cash and cash equivalents at beginning of period     2,929,012    1,393,044
                                                      -----------  -----------
   Cash and cash equivalents at end of period         $ 8,801,519  $   771,949
                                                      ===========  ===========

See Notes to Condensed Consolidated Financial Statements.

Supplemental schedule of non cash investing and financing activities:

As a result of the sale of $15,000,000 of redeemable convertible preferred stock and warrants to General Electric Capital Corporation, as more fully described in
Note 6, the Company has recorded the following non-cash preferred dividends as of December 31, 1997: (a) non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $149,446 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $17,260 in cumulative undeclared dividends; and (d) $4,075 of period non-cash accretions on preferred stock.

Effective December 1, 1997, the Company issued 222,222 shares of its common stock and paid $6,000,000 in cash to acquire 100% of the outstanding capital stock of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

         Working capital, other than cash            $    85,928
         Liabilities incurred for acquisition             87,475
         Property and equipment                         (204,436)
         Costs in excess of net assets of
            acquired companies                        (6,691,964)
         Non-current liabilities                          31,825
         Common stock issued                           1,000,000
                                                     -----------
                                                     $(5,691,172)
                                                     ===========

During the six months ended December 31, 1997, the Company recognized $45,430 of non-cash accretion on discounts of convertible securities.

During December 1997, the Company entered into a capital lease agreement for computer equipment totaling $73,505.

On November 21, 1997, the Company increased intangible assets by $91,112 upon finalizing its computation of an earn-out payment due to the former owner of SD&A for SD&A's achievement of defined results of operations for the fiscal year ended June 30, 1997. The earn-out was paid in full in January, 1998.

During the six months ended December 1997, the Company issued options and warrants to acquire 22,500 shares of common stock for consulting services valued at $19,500, of which $12,643 had been earned by December 31, 1997.

On July 1, 1997, the Company issued 600,000 shares of its common stock and paid $200,000 in cash to acquire 100% of the outstanding stock of Pegasus Internet, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

         Working capital, other than cash             $  102,214
         Property and equipment                          (53,834)
         Costs in excess of net assets of
            acquired companies                        (2,126,072)
         Common stock issued                           1,800,000
                                                      ----------
                                                      $ (277,692)
                                                      ==========
In August 1996, 7,925 net additional shares of common stock were issued upon exercise of stock options for 15,000 shares, using 7,075 outstanding shares as payment of the exercise price.

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


See Notes to Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MSGI" or the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended June 30, 1997. Certain reclassifications have been made in the fiscal 1997 interim financial statements to conform with the fiscal 1998 presentation.

2.  ACQUISITIONS

Effective December 1, 1997, MSGI entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock (the "Shares") of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI"). In consideration of the purchase of the Shares and other transactions contemplated in the agreement, the sellers received the aggregate sum of $6,000,000 and an aggregate of 222,222 restricted shares of common stock of MSGI, par value $.01 per share, at an agreed upon price of $4.50 per share. The purchase price has been allocated on a preliminary basis and pro forma information relating to the acquisition will be filed in a subsequent Form 8-K.

As part of the acquisition, the agreement includes an earn-out payment of up to $1,000,000 a year for each year beginning January 1st and ending December 31st for the years of 1998, 1999 and 2000, adjustable forward to apply to the next calendar year if no earn out payment is due for one such year. The earn out payments are contingent upon MMI meeting (a) targeted earnings as defined in the agreement and (b) targeted billings of MSGI subsidiaries and affiliates for electronic data processing services for clients originally introduced by MMI.

MMI was founded in 1973 and specializes in providing list management, list brokerage and media planning services to national publishing and fundraising clients in the direct marketing industry, including magazines, continuity clubs, membership groups and catalog buyers.

Effective July 1, 1997, MSGI acquired all of the outstanding common shares of Pegasus Internet, Inc. ("Pegasus"). In exchange for all of the then outstanding shares of Pegasus, the Company issued 600,000 shares of its Common Stock valued at $1,800,000 plus cash of $200,000. The Company's Chief Executive Officer owned 25% of Pegasus, for which he received 25% of the consideration paid. Pegasus provides Internet services including web site planning and development, site hosting, on-line ticketing, system development, graphic design and electronic commerce.

Effective October 1, 1996, the Company acquired all of the outstanding common shares of Metro Services Group, Inc., to be renamed Metro Direct, Inc.("Metro").

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

Effective July 1, 1997, the Company entered into agreements to extend the covenants-not-to-compete with the former Metro principals from three years to six years. Accordingly, the amortization period was extended prospectively. The impact of the extended amortization was a reduction of $62,000 of expense in the six months ended December 31, 1997.

3.  CREDIT FACILITIES

In August, 1997, the Company's subsidiary, Stephen Dunn & Associates, Inc. ("SD&A") entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at December 31, 1997), plus 1 1/2% with a minimum annual interest requirement of $80,000. The facility has an annual fee of 1% of the available line. It has tangible net worth and working capital covenants. In August, 1997, the outstanding balances on SD&A's previous bank line and note payable were fully paid from borrowings on the new facility. At December 31, 1997, the amount outstanding on the line totaled $952,000.

4.  6% CONVERTIBLE NOTES

In April, 1997, the Company obtained $2,046,000, net of fees from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. During the six months ended December 31, 1997, $1,700,000 face value of the notes, plus interest, were converted into 694,412 shares of Common Stock.

5.  INCOME TAXES

In the three months ended December 31, 1997 and 1996, the net income tax benefit (provision) totaled $63,000 and ($20,000). In the six month periods ended December 31, 1997 and 1996, the income tax benefit (provision) totaled $110,000 and ($24,000), respectively. The Company recognizes provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the corporate level. In September 1997, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a standalone basis for each subsidiary for the year ended June 30, 1997. The impact on the quarter ended September 30, 1997, due to the change in tax reporting status created a benefit of approximately $70,000.

6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a purchase agreement (the "Purchase Agreement") providing for the purchase on that day by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) warrants to purchase up to 10,670,000 shares of Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock is convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. As of December 31, 1997, the conversion rate was 88.9791816, resulting in the beneficial ownership by GE Capital of 4,444,959 shares of Common Stock. On an as-converted basis, the Convertible Preferred Stock represents approximately 24% of the issued and outstanding shares of Common Stock. The Warrants are exercisable in November 2001 and are subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrants or upon occurrence of a qualified secondary offering, as defined.

The Company has recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the warrants and is being amortized into dividends using the "interest method" over the redemption period. Approximately $4,000 of such discount was included as dividends for the three and six month period ended December 31, 1997. In addition, the Company recorded a non-cash, non-recurring dividend of approximately $3,200,000 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.

The Convertible Preferred Stock is convertible at the option of the holder at any time and at the option of the Company (a) at any time the current market price, as defined, equals or exceeds $8.75 per share, subject to adjustments, for at least 20 days during a period of 30 consecutive business days or (b) upon the occurrence of a qualified secondary offering, as defined.

Dividends are cumulative and accrue at the rate of 6% per annum, adjusted upon event of default. The Convertible Preferred Stock is mandatorily redeemable for $300 per share, if not previously converted, on the sixth anniversary of the original issue date and is redeemable at the option of the holder upon the occurrence of an organic change in the Company, as defined in the Purchase Agreement.

The Purchase Agreement contains, among other provisions, requirements for maintaining certain minimum tangible net worth, as defined, and other financial ratios and restrictions on payment of dividends.

7.  RELATED PARTY TRANSACTIONS

In July, 1997, the Company repaid $300,000 and $100,000 face value of notes payable to the President of Metro and the Chief Operating Officer of Metro, respectively. In January, 1998, the Company repaid $500,000 face value of notes payable to its Chief Executive Officer.

During the current period, the Chief Executive Officer of the Company forgave all interest due him on notes payable from July 1, 1997 through December 31, 1997, and forgave an increase in his annual salary from May 27, 1997 to December 31, 1997. The impact on the quarters ended September 30, 1997 and December 31, 1997, is approximately $41,000 per quarter. In consideration for this, on November 6, 1997, the Board of Directors granted the Chief Executive Officer options to acquire 50,000 shares of Common Stock at the then current fair market price.

8.  EARNINGS PER SHARE

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and is effective for financial statements issued for periods ending after December 15, 1997. This statement eliminates the presentation of primary EPS and requires the presentation of basic EPS (the principal difference being that common stock equivalents will not be considered in the computation of basic EPS). It also requires the presentation of diluted EPS which will give effect to all dilutive potential common shares that were outstanding during the period. The Company adopted the provisions of SFAS 128 as of October 1, 1997, and earnings per share for all prior periods presented have been restated.

The following schedule lists the effect of securities that could potentially dilute basic EPS in the future. Such securities were not included in the computation of diluted EPS, as they are antidilutive as a result of net losses during the periods presented.
                                       Three months ended    Six months ended
                                           December 31          December 31
                                        1997       1996       1997      1996
                                     ---------  ---------  ---------  ---------
   Convertible preferred stock       4,449,259             4,449,259
   Options and warrants with
     exercise prices below average
     market price computed using
     the treasury stock method       1,345,804  2,076,221  1,127,405  2,115,340

   Convertible notes and interest      208,547               208,547

Options and warrants outstanding to purchase 117,412 and 437,412 shares of common stock at exercise prices above the average market price of the common stock during the three and six months ended December 31, 1997 were not included in the above table, as the effect would always be antidilutive.

9.  SUBSEQUENT EVENTS
In January 1998, the Company exchanged 139,178 shares of common stock, which had been reserved for issuance as of June 30, 1997, valued at $425,000 and paid $425,000 cash as an earn out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1997.

In January 1998, MMI obtained a $750,000 line of credit with a bank. The line is repayable upon demand, bears interest payable monthly at prime plus 1/4% (8 3/4% as of December 31, 1997) and is collateralized by certain assets of MMI.


Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations
------------------------------------------------------------------------
Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three and six month periods ended December 31, 1997. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1997 (the "1997 10-KSB/A").

From April 25, 1995, through September 30, 1996, the Company operated as a direct marketing services provider with its initial concentration in a telemarketing and telefundraising company that specializes in direct marketing services for the arts, educational and other cultural organizations. As more fully described in Note 3 to the consolidated financial statements included in the Company's 1997 10-KSB/A, in October 1996 the Company purchased 100% of the stock of Metro Services Group, Inc. ("Metro"). The results of operations of Metro are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and not-for-profit organizations.

As more fully dscribed in Note 2 to the condensed consolidated financial statements included in this Form 10-QSB, effective December 1, 1997, the Company acquired all of the outstanding capital stock of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI"). The results of operations of MMI are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. MMI provides list management, list brokerage and media planning services.

As more fully described in Note 2 to the condensed consolidated financial statements included in this Form 10-QSB, effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. ("Pegasus"). The results of operations of Pegasus are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. Pegasus provides Internet services, including web site planning and development, site hosting, on-line ticketing, system development, graphic design and electronic commerce.


Results of Operations for the Three Months Ended December 31, 1997, Compared
to the Three Months Ended December 31, 1996
----------------------------------------------------------------------------
Revenues of $10,674,000 in the three months ended December 31, 1997 (the "current period") increased by $4,760,000 over revenues of $5,914,000 in the three months ended December 31, 1996 (the "prior period"). Of the increase, $4,293,000 and $165,000 are attributable to the inclusion of MMI and Pegasus, respectively. Revenues from on-site telemarketing and telefundraising campaigns at SD&A totaled $2,590,000 and $2,367,000, respectively, or 78% and 75% of SD&A revenues in the current and prior periods, respectively. The increase was principally due to a special capital fundraising campaign in the current period. Revenues from off-site campaigns totaled $741,000 and $811,000, respectively, or 22% and 25% of revenues, respectively, in the current and prior periods. List and data processing revenues at Metro of $2,885,000 in the current period improved by $149,000 over revenues of $2,736,000 in the prior period.

Salaries and benefits of $4,218,000 in the current period increased by $694,000 over the prior period total of $3,524,000. Of the increase, $243,000 and $119,000 are attributable to the inclusion of MMI and Pegasus, respectively. On-site telemarketing sales labor expense at SD&A increased by $143,000, or 7%, in the current period, but decreased as a percent of on-site revenues, from 83% in the prior period to 82% in the current period, primarily due to improved contract pricing. In addition, administrative and sales salaries at SD&A and Metro increased by $327,000, the majority of which was attributable to the hiring of additional administrative and sales staff to manage the increasing growth of the Company. These increases were partially offset by a $138,000 reduction in parent company administrative salaries in the current period as compared to the prior period due to reductions in head count.

Direct costs of $5,855,000 in the current period increased by $4,058,000 over direct costs of $1,797,000 in the prior period. Of the increase, $3,838,000 and $25,000 are attributable to the inclusion of MMI and Pegasus, respectively. Consistent with its revenue increases, direct costs at Metro increased by $144,000 and consist principally of list commissions paid to use marketing lists. Direct costs at SD&A increased by $51,000, principally due to increased advertising for sales agents to fulfill on-site growth requirements. Direct costs as a percentage of sales for Metro and SD&A combined were 32% and 30% for the current and prior periods, respectively.

Selling, general and administrative expenses of $1,109,000 in the current period increased by $195,000 over comparable expenses of $914,000 in the prior period. The inclusion of MMI and Pegasus resulted in increases of $57,000 and $31,000, respectively. Administrative expenses at SD&A and Metro increased by $103,000, primarily due to a one-time settlement of a labor dispute and increased health insurance expenses and travel and entertainment costs as a result of expansion in staffing and marketing efforts. Parent company expenses increased by $4,000.

Depreciation and amortization of $347,000 in the current period increased by $71,000 over expenses of $276,000 in the prior period. The inclusion in the current period of MMI and Pegasus resulted in increases of $18,000 and $68,000, respectively. These increases were offset by a decrease in amortization of Metro intangibles of $31,000 due to extensions of covenants not to compete with the former Metro principals. The remaining net increase of $16,000 was principally attributable to increased depreciation due to computer upgrades at Metro.

Interest expense of $115,000 in the current period decreased by $18,000 compared to $133,000 in the prior period. Interest expense at SD&A and Metro increased by $63,000, due to borrowings on their respective credit lines to pay down seller debt and for working capital. Interest expense at the parent company level decreased by $81,000, principally due to conversions of convertible securities and principal payments on the SD&A seller debt.

The income tax benefit of $63,000 in the current period changed by $83,000 compared to a provision of $20,000 in the prior period. In the prior year, the Company recognized net provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level, which could not be offset by losses incurred at the parent company level. In the current year, a net benefit resulted from net pre-tax losses at the operating subsidiary level.


Results of Operations for the Six Months Ended December 31, 1997, Compared to the Six Months Ended December 31, 1996
-----------------------------------------------------------------------------
Revenues of $17,928,000 in the six months ended December 31, 1997 (the "current period") increased by $8,082,000 over revenues of $9,846,000 in the six months ended December 31, 1996 (the "prior period"). Of the increase, $4,293,000 and $311,000 are attributable to the inclusion of MMI and Pegasus, respectively. Revenues from on-site telemarketing and telefundraising campaigns at SD&A totaled $6,538,000 and $5,783,000, respectively, or 85% and 81% of SD&A revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $1,186,000 and $1,327,000, respectively, or 15% and 19% of revenues, respectively, in the current and prior periods. During the six months ended December 31, 1997 and 1996, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns. Revenues from Metro totaled $5,600,000 and $2,736,000 in the current and prior periods, respectively, with the increase principally due to the inclusion of six months of operations in the current period versus three months in the prior period. Metro was acquired effective October 1, 1996.

Salaries and benefits of $8,656,000 in the current period increased by $1,829,000 over the prior period total of $6,827,000. Of the increase, $243,000 and $221,000 are attributable to the inclusion of MMI and Pegasus, respectively. On-site telemarketing sales labor expense at SD&A increased by $451,000, or 10%, in the current period, but decreased as a percent of on-site revenues, from 75% in the prior period to 73% in the current period, primarily due to improved contract pricing. Off-site and administrative salaries at SD&A increased by a net of $98,000, the majority of which was attributable to the hiring of additional administrative staff to manage the increasing on-site growth. Salaries and benefits at Metro increased by $1,009,000 in the current period, from $543,000 to $1,551,267, due to the full six months of expenses in the current period, against three months in the prior period, as well as an increase in head count to manage anticipated growth. These increases were partially offset by a $193,000 reduction in parent company administrative salaries in the current period as compared to the prior period due to reductions in head count.

In the prior period, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two former principal executive officers. Such charge was incurred because the exercise price of each such option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective day of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

Direct costs of $7,462,000 in the current period increased by $5,520,000 over direct costs of $1,942,000 in the prior period. Of the increase, $3,838,000 and $46,000 are attributable to the inclusion of MMI and Pegasus, respectively. Direct costs at Metro, which consist principally of list commissions paid to use marketing lists, increased by $1,550,000, principally due to the inclusion of the full six months of expense in the current period. Direct costs at SD&A increased by $86,000, principally due to increased advertising for sales agents to fulfill on-site growth requirements.

Selling, general and administrative expenses of $2,034,000 in the current period increased by $445,000 over comparable expenses of $1,589,000 in the prior period. The inclusion of MMI and Pegasus resulted in increases of $57,000 and $67,000, respectively. Administrative expenses at SD&A increased by $102,000 and at Metro by $397,000. Corporate administration decreased by $178,000. At SD&A, the net increase in the current period generally resulted from $71,000 of administrative cost increases incurred in developing and managing the growth in on-site business. This included relocation costs for a senior executive, increases in payroll and related tax processing fees and printing of marketing brochures, as well as increased property taxes as a result of the move and expansion of the Berkeley Calling Center during the prior fiscal year.
Additionally, $31,000 was incurred to settle a labor dispute at SD&A. The increase at Metro was primarily due to the inclusion of the full six months of expense in the current period. At the parent company, the net decrease of $178,000 generally resulted from cost reduction steps implemented upon the change in management of the Company in April 1997. Professional fees decreased by $50,000, principally due to the value ascribed to warrants issued to consultants in the prior period. Public relations expenses decreased by $21,000 due to termination of the firm used in the prior period. Parent company travel and meal expenses decreased by $30,000 as a result of the management change. Directors fees of $16,000 were incurred for a September 1996 meeting; no such fees were incurred in the current period. Further net decreases of $61,000 resulted from reductions in director and officer insurance premiums, telephone charges, office expenses, dues, fees and rent associated with the change in management and resulting headcount reductions.

Depreciation and amortization of $667,000 in the current period increased by $257,000 over expenses of $410,000 in the prior period. Of the increase, $18,000 and $134,000 are attributable to the inclusion in the current period of MMI and Pegasus, respectively. Amortization of the goodwill associated with the SD&A acquisition increased by $10,000 in the current period due to an increase in goodwill for payments due to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year ended June 30, 1997. Metro depreciation and amortization increased by $157,000 due to inclusion of six months of expense in the current period. This was offset by a decrease of $62,000 reduction in amortization due to extensions of covenants not to compete with the former principals of Metro.

Interest expense of $239,000 in the current period decreased by $9,000 compared to $248,000 in the prior period. Interest expense at SD&A increased by $54,000 due to a change in borrowing relationship in August 1997, resulting in expansion of their credit line from $875,000 to $2,000,000 and increased drawdowns to pay down the SD&A seller debt. Interest expense at Metro increased by $63,000 due to current period borrowings on its line of credit which was obtained in April 1997. Interest expense at the parent company level decreased by $126,000 principally due to conversions of convertible securities and principal payments on the SD&A seller debt.

The income tax benefit of $110,000 in the current period changed by $134,000 compared to a net provision of $24,000 in the prior period. During the current period, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a stand alone basis for each subsidiary for the year ended June 30, 1997. The impact on the current period for this change in estimate resulted in a benefit of approximately $70,000. The remaining benefit resulted principally from state and local taxes on net losses at operating subsidiaries, which are expected to be recovered by June 30, 1998. In the prior year, the Company recognized net provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level, which could not be offset by losses incurred at the parent company level.


Capital Resources and Liquidity
-------------------------------
At December 31, 1997, the Company had cash and cash equivalents of $8,802,000 and accounts receivable net of allowances of $14,501,000.

The Company generated losses from operations of $890,000 in the current period and used net cash in operating activities of $1,119,000. The usage was principally due to final payments made on the Company's withdrawn public offering liabilities and a seasonal decrease in accrued salaries at SD&A during the current quarter.

In the current period, net cash of $6,173,000 was used in investing activities. The Company paid $5,691,000 in the acquisition of MMI and $278,000 in the acquisition of Pegasus, net of cash acquired. Purchases of property and equipment of $204,000 were principally comprised of computer equipment. The Company intends to continue to invest in computer technology.

In the current period, financing activities provided $13,165,000. On December 24, 1997, the Company sold 50,000 shares of convertible preferred stock for $15,000,000, less $936,000 of placement fees and related costs. During the period, SD&A entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. In August, SD&A drew upon the facility to fully pay down the outstanding balance of $746,000 on its previous bank line and the $104,000 remaining on its bank note. At December 31, 1997, SD&A had amounts outstanding of $952,000 on the line.

The Company had $1.8 million available on its lines of credit at Metro and SD&A as of December 31, 1997.

In January 1998, MMI obtained a $750,000 line of credit with a bank. The line is repayable upon demand, bears interest payable monthly at prime plus 1/4% and is collateralized by certain assets of MMI.

During the current period the Company repaid $808,000 of its acquisition debt, comprised of $400,000 to the former principals of Metro and $408,000 to the former principal of SD&A.

The Company believes that funds on hand, funds available from its operations and from its unused lines of credit, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations, for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments.

Except for historical information contained herein, the matters discussed in this report contain certain forward-looking information that involves risks and uncertainties that could cause results to differ materially, including changing market conditions and other risks detailed in this report, the Company's Annual Report on Form 10-KSB/A and other documents filed by the Company with the Securities and Exchange Commission from time to time.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
a) Exhibits

Exhibit #                              Item                              Notes
---------                              ----                              -----
    2.1   Stock Purchase Agreement among Marketing Services Group,Inc.,
          Stephen M. Reustle and Thomas R. Kellogg                         A
   10.1   Purchase agreement dated as of December 24, 1997, by and
          between the Company and GE Capital                               B
   10.2   Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as
          of December 24, 1997                                             B
   10.3   Registration Rights Agreement by and among the Company and
          GE Capital, dated as of December 24, 1997                        B
   10.4   The Amended Certificate of Designation, Preferences and
          Relative, Participating and Optional and Other Special Rights
          of Preferred Stock and Qualifications, Limitations and
          Restrictions Thereof for the Series D Convertible Preferred
          Stock                                                            D
   10.5   Warrant, dated as of December 24, 1997, to purchase shares of
          Common Stock of the Company                                      B
   10.6   Form of Employment Agreement by and among Marketing Services
          Group, Inc. and Stephen M. Reustle                               B
   20.1   Press Release dated December 26, 1997, reporting completion
          of private financing                                             C
   20.2   Press Release dated January 6, 1998, reporting details of
          the financing arrangement with GE Capital                        C
   20.3   Press Release dated December 30, 1997, reporting the
          acquisition of Media Marketplace, Inc.                           A
   27     Financial Data Schedule                                          D

Notes relating to Exhibits:
A Incorporated by reference to the Company's Report on Form 8-K reporting a stock purchase agreement, dated December 8, 1997 between the Company and Media Marketplace, Inc. and Media Marketplace Media Division, Inc.
B Incorporated by reference to the Company's Schedule 13-D, filed by General Electric Capital Corporation, reporting an event occurring on December 24, 1997.
C Incorporated by reference to the Company's Report on Form 8-K reporting the Purchase Agreement dated as of December 24, 1997, by and between the Company and GE Capital.
D  Filed herewith.

b) Reports on Form 8-K

  1.On or about  January 13, 1998,  the Company  filed a Current  Report on Form
    8-K regarding the Purchase Agreement dated as of December 24, 1997, by and between the Company and GE Capital.

  2.On or about January 9, 1998,  the Company filed a Current Report on Form 8-K
    regarding  a  stock  purchase   agreement  between  the  Company  and  Media
    Marketplace, Inc. and Media Marketplace Media Division, Inc.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKETING SERVICES GROUP, INC.
                                    (Registrant)


Date:  February 13, 1998            By: /s/ J. Jeremy Barbera
                                       -------------------------------
                                       Chairman of the Board and Chief
                                       Executive Officer


Date:  February 13, 1998            By: /s/ Scott Anderson
                                       ----------------------------------
                                       Chief Financial Officer (Principal
                                       Financial and Accounting Officer)