Form 10QSB
period 1998-03-31
MARKETING SERVICES GROUP INC
filed 1998-05-15
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                  88-0085608
              ------                                  ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

       333 Seventh Avenue, 20th Floor
             New York, New York                          10001
       ------------------------------                    -----
  (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (212) 594-7688


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

APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 15, 1998, there were 13,086,305 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

Traditional Small Business Disclosure Format (check one):   Yes:  X    No:
                                                                 ---      ---

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                               FORM 10-QSB REPORT
                                 MARCH 31, 1998



PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

Item 1  Interim Condensed Consolidated Financial Statements
        (unaudited)

           Condensed Consolidated Balance Sheet - March 31, 1998          3

           Condensed Consolidated Statements of Operations Three
             and nine months ended March 31, 1998 and 1997                4

           Condensed Consolidated Statements of Cash Flows Nine
             months ended March 31, 1998 and 1997                        5-6

           Notes to Interim Condensed Consolidated Financial
             Statements                                                  7-11

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             12-17


PART II - OTHER INFORMATION
---------------------------

Item 4  Submission of Matters to a Vote of Security Holders

Item 6  Exhibits and Reports on Form 8-K

Signatures

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                                March 31, 1998
                                                                --------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 8,056,633
   Accounts receivable billed, net of allowance for
     doubtful accounts of $336,141                                 11,622,392
   Accounts receivable unbilled                                     2,761,807
   Other current assets                                               560,599
                                                                  -----------
     Total current assets                                          23,001,431

Property and equipment at cost, net                                 1,048,376
Intangible assets at cost, net                                     24,277,757
Other assets                                                          176,433
                                                                  -----------
     Total assets                                                 $48,503,997
                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                          $ 1,706,630
   Trade accounts payable                                          12,135,117
   Accrued salaries and wages                                         564,328
   Other accrued expenses                                             869,349
   Current portion of long-term obligations                           903,171
                                                                  -----------
     Total current liabilities                                     16,178,595

Long-term obligations                                                 791,667
Other liabilities                                                     579,687
                                                                  -----------
   Total liabilities                                               17,549,949
                                                                  -----------
Commitments and contingencies
Redeemable convertible preferred stock, $.01 par value; 50,000 shares authorized at March 31, 1998, increased to 150,000 on
  April 3, 1998, consisting of 50,000 shares of Series D
  Convertible Preferred Stock issued and outstanding               13,696,000
                                                                  -----------
Stockholders' equity:
   Common stock - authorized 36,250,000 shares at March 31,
     1998, increased to 75,000,000 shares on April 3, 1998,
     of $.01 par value, 13,098,105 shares issued                      130,981
   Additional paid-in capital                                      29,895,984
   Accumulated deficit                                            (12,633,448)
   Less 11,800 shares of common stock in treasury, at cost           (135,469)
                                                                  -----------
     Total stockholders' equity                                    17,258,048
                                                                  -----------
     Total liabilities and stockholders' equity                   $48,503,997
                                                                  ===========

See Notes to Condensed Consolidated Financial Statements.


                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                                                          Three Months Ended                Nine Months Ended
                                                               March 31,                        March 31,
                                                        1998             1997             1998             1997
                                                     -----------      -----------      -----------      -----------
Revenues                                             $14,968,585      $ 6,300,538      $32,896,974      $16,146,217
                                                     -----------      -----------      -----------      -----------
Operating costs and expenses:
     Salaries and benefits                             4,562,032        3,660,568       13,218,148       10,487,878
     Non-recurring compensation expense on
        option grants                                                                                     1,650,000
     Direct costs                                      9,101,746        1,847,493       16,563,303        3,789,313
     Restructuring costs                                                1,019,474                         1,019,474
     Selling, general and administrative               1,060,796          954,874        3,094,653        2,544,092
     Depreciation and amortization                       398,943          280,947        1,065,960          690,821
                                                     -----------      -----------      -----------      -----------
         Total operating costs and expenses           15,123,517        7,763,356       33,942,064       20,181,578
                                                     -----------      -----------      -----------      -----------
         Loss from operations                           (154,932)      (1,462,818)      (1,045,090)      (4,035,361)
                                                     -----------      -----------      -----------      -----------

Other income (expense):
     Discounts on warrant exercises                                      (113,203)                         (113,203)
     Withdrawn public offering costs                                   (1,307,472)                       (1,307,472)
     Interest income (expense) and other, net             12,840         (104,645)        (188,410)        (248,253)
                                                     -----------      -----------      -----------      -----------
         Sub total                                        12,840       (1,525,320)        (188,410)      (1,668,928)
                                                     -----------      -----------      -----------      -----------
     Loss before income taxes                           (142,092)      (2,988,138)      (1,233,500)      (5,704,289)
     Benefit (provision) for income taxes                 (7,598)          (8,083)         102,648          (32,022)
                                                     -----------      -----------      -----------      -----------
         Net loss                                    $  (149,690)     $(2,996,221)     $(1,130,852)     $(5,736,311)
                                                     ===========      ===========      ===========      ===========

         Net loss attributable to common
           stockholders*                             $  (428,834)     $(7,971,721)     $(4,795,177)    $(20,538,331)
                                                     ===========      ===========      ===========      ===========

Net loss per common share, basic and diluted         $(.03)           $(.96)            $(.37)            $(3.64)
                                                     =====            =====             =====             ======

Weighted average common shares outstanding            13,085,627        8,291,764       12,827,618        5,639,573
                                                     ===========      ===========      ===========      ===========

* The nine months ended March 31, 1998 include the impact of dividends on stock for a non-cash, non-recurring beneficial conversion feature of $3,214,400. The three and nine months ended March 31, 1998 also include the impact of dividends on stock for (a) $3,000 and $152,446, respectively, from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (b) $221,918 and $239,178, respectively, in cumulative undeclared dividends; and (c) $54,226 and $58,301, respectively, of periodic non-cash accretions on preferred stock.

   The nine months ended March 31, 1997 includes the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; and (c) periodic non-cash accretions on preferred stock. The three and nine months ended March 31, 1997 also include the impact of non-recurring dividends on preferred stock for $5.0 million in discounts on warrant exercises.

See Notes to Condensed Consolidated Financial Statements.


                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                                                                        1998              1997
                                                                    ------------      ------------
                                                                                      (as restated)
Operating activities:
    Net loss                                                        $(1,130,852)      $(5,736,311)
    Adjustments to reconcile loss to net cash provided by
      (used in) operating activities:
        Gain from sale of land                                                            (90,021)
        Depreciation                                                    281,545           178,876
        Amortization                                                    784,415           511,945
        Option issuances to former executive officers                                   1,650,000
        Promissory notes issued for settlement agreements
          and offering cost obligations                                                   707,474
        Discounts on exercises of warrants                                                113,203
        Warrant and option issuances to consultants                      16,072            76,000
        Accrued interest on convertible securities                       57,142           128,264
        Accretion of discounts on convertible securities                                   22,857
    Changes in assets and liabilities, net of acquisitions:
        Accounts receivable                                           1,064,360           (89,118)
        Other current assets                                           (231,552)          (35,871)
        Other assets                                                      5,530           (20,949)
        Trade accounts payable                                         (437,920)          986,913
        Accrued expenses and other liabilities                         (616,945)           62,456
                                                                    -----------        ----------
    Net cash used in operating activities                              (208,205)       (1,534,282)
                                                                    -----------        ----------
Investing activities:
    Net proceeds from sale of land                                                        860,443
    Purchase of property and equipment                                 (252,271)         (406,388)
    Acquisition of MMI, net of cash acquired of $340,550             (5,691,172)
    Acquisition of Metro, net of cash acquired of $349,446                                207,335
    Acquisition of Pegasus, net of cash acquired of $43,811            (277,692)
                                                                    -----------        ----------
        Net cash provided by (used in) investing activities          (6,221,135)          661,390
                                                                    -----------        ----------
Financing activities:
    Proceeds from sale of convertible preferred stock,
        net of issue costs of $1,094,138                             13,905,862
    Net proceeds from credit facilities                                  44,920           360,576
    Repayment of land option                                                             (150,000)
    Repayment of capital lease obligations                              (28,288)          (27,026)
    Repayments of notes payable other                                  (253,751)
    Proceeds from issuances of warrants and option exercises              7,458            70,625
    Repayment of acquisition debt                                    (2,119,240)         (291,667)
                                                                    -----------        ----------
    Net cash provided by (used in) financing activities              11,556,961           (37,492)
                                                                    -----------        ----------
Net increase (decrease) in cash and cash equivalents                  5,127,621          (910,384)
    Cash and cash equivalents at beginning of period                  2,929,012         1,393,044
                                                                    -----------        ----------
    Cash and cash equivalents at end of period                       $8,056,633        $  482,660
                                                                    ===========        ==========


See Notes to Condensed Consolidated Financial Statements.

Supplemental schedule of non cash investing and financing activities:

As a result of the sale of $15,000,000 of redeemable convertible preferred stock and warrants to General Electric Capital Corporation, as more fully described in
Note 6, the Company has recorded the following non-cash preferred dividends as of December 31, 1997: (a) non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $152,446 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $239,178 in cumulative undeclared dividends; and (d) $58,301 of period non-cash accretions on preferred stock.

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
                                                                -----------
                                                                $(5,691,172)
                                                                ===========

During the nine months ended March 31, 1998, the Company recognized $33,192 of non-cash accretion on discounts of convertible securities and $23,949 of accrued interest.

During December 1997, the Company entered into a capital lease agreement for computer equipment totaling $73,505.

On November 21, 1997, the Company increased intangible assets by $91,112 upon finalizing its computation of an earn-out payment due to the former owner of SD&A for SD&A's achievement of defined results of operations for the fiscal year ended June 30, 1997. The earn-out was paid in full in January 1998.

During the nine months ended March 1998, the Company issued options and warrants to acquire 22,500 shares of common stock for consulting services valued at $19,500, of which $16,072 had been earned by March 31, 1998.

On July 1, 1997, the Company issued 600,000 shares of its common stock and paid $200,000 in cash to acquire 100% of the outstanding stock of Pegasus Internet, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

           Working capital, other than cash                     $  117,214
           Property and equipment                                  (53,834)
           Costs in excess of net assets of acquired company    (2,141,072)
           Common stock issued                                   1,800,000
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

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MSGI" or the "Company"). They have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the fiscal year ended June 30, 1997. Certain reclassifications have been made in the fiscal 1997 interim financial statements to conform with the fiscal 1998 presentation.


2.  ACQUISITIONS

Effective December 1, 1997, MSGI entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock (the "Shares") of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI"). The total cost of the acquisition was $7,294,197, consisting of a cash purchase price of $6,000,000, an aggregate of 222,222 restricted shares of common stock of MSGI, par value $.01 per share, at an agreed upon price of $4.50 per share, assumption of a note payable of $150,000 and transaction and other costs aggregating $144,197. The cost of the acquisition was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values, as follows:

               Working capital                         $  429,622
               Property and equipment                     204,436
               Non-current liabilities                    (31,825)
               Intangible assets                        6,691,964
                                                       ----------
                                                       $7,294,197
                                                       ==========

The estimated fair value of the intangible assets are being amortized by the straight-line method over their estimated useful lives ranging from three to forty years.

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

Effective July 1, 1997, the Company entered into agreements to extend the covenants-not-to-compete with the former Metro principals from three years to six years. Accordingly, the amortization period was extended prospectively. The impact of the extended amortization was a reduction of $93,000 of expense in the nine months ended March 31, 1998.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro and MMI had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, dividends on preferred stock and increased interest on acquisition debt.
                                                     Unaudited
                                        For the nine months ended March 31,
                                            1998                   1997
                                         -----------           ------------
                                                               (as restated)
       Revenues                          $50,228,002           $ 43,413,640
       Net loss                          $  (948,514)          $ (5,519,114)
       Net loss to common                $(2,104,821)          $(21,352,977)
       Loss per common share,
           basic and diluted               $(.16)                 $(3.30)

The unaudited pro forma information is provided for information purposes only. It is based on historic information and is not necessarily indicative of future results of operation of the combined entities.


3.  CREDIT FACILITIES

In August 1997, the Company's subsidiary, Stephen Dunn & Associates, Inc. ("SD&A") entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at March 31, 1998), plus 1 1/2% with a minimum annual interest requirement of $80,000. The facility has an annual fee of 1% of the available line. It has tangible net worth and working capital covenants. In August 1997, the outstanding balances on SD&A's previous bank line and note payable were fully paid from borrowings on the new facility. At March 31, 1998, the amount outstanding on the line totaled $702,846.


4.  6% CONVERTIBLE NOTES

In April 1997, the Company obtained $2,046,000, net of fees from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. During the nine months ended March 31, 1998, $1,700,000 face value of the notes, plus interest, were converted into 694,412 shares of Common Stock.


5.  INCOME TAXES

In each of the three months ended March 31, 1998 and 1997, the net income tax provision totaled $8,000. In the nine month periods ended March 31, 1998 and 1997, the income tax provision (benefit) totaled ($102,000) and $32,000, respectively. The Company recognizes provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the corporate level and benefits during periods of operating company losses expected to be recovered in future periods. In September 1997, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a standalone basis for the year ended June 30, 1997. The impact on the quarter ended September 30, 1997, due to the change in tax reporting status created a benefit of approximately $70,000.


6.  REDEEMABLE CONVERTIBLE PREFERRED STOCK

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a purchase agreement (the "Purchase Agreement") providing for the purchase by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) warrants to purchase up to 10,670,000 shares of
Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock is convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. As of March 31, 1998, the conversion rate was 89.02, resulting in the beneficial ownership by GE Capital of 4,451,018 shares of Common Stock. On an as-converted basis, the Convertible Preferred Stock represents approximately 24% of the issued and outstanding shares of Common Stock. The Warrants are exercisable in November 2001 and are subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrants or upon occurrence of a qualified secondary offering, as defined.

The Company has recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the warrants and is being amortized into dividends using the "interest method" over the redemption period. Approximately $54,000 and $58,000 of such discount were included as dividends for the three and nine month period ended March 31, 1998. In addition, the Company recorded a non-cash, non-recurring dividend of approximately $3,200,000 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.

The Convertible Preferred Stock is convertible at the option of the holder at any time and at the option of the Company (a) at any time the current market price, as defined, equals or exceeds $8.75 per share, subject to adjustments, for at least 20 days during a period of 30 consecutive business days or (b) upon the occurrence of a qualified secondary offering, as defined.

Dividends are cumulative and accrue at the rate of 6% per annum, adjusted upon event of default. The Convertible Preferred Stock is mandatorily redeemable for $300 per share, if not previously converted, on the sixth anniversary of the original issue date and is redeemable at the option of the holder upon the occurrence of an organic change in the Company, as defined in the Purchase
Agreement. As of March 31, 1998 approximately $395,000 were accrued for dividends in arrears.

The Purchase Agreement contains, among other provisions, requirements for maintaining certain minimum tangible net worth, as defined, and other financial ratios and restrictions on payment of dividends.


7.  RELATED PARTY TRANSACTIONS

In July 1997, the Company paid $300,000 and $100,000 face value of notes payable to the President of Metro and the Chief Operating Officer of Metro, respectively. In January 1998, the Company paid $500,000 face value of notes payable to its Chief Executive Officer.

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

                                                 Three months ended           Nine months ended
                                                      March 31                    March 31
                                                1998           1997          1998          1997
                                                ----           ----          ----          ----
Convertible preferred stock                   4,451,018                   4,451,018
Options and warrants with exercise
   prices below average market price
   computed using the treasury stock method   1,290,385     3,047,543     1,230,148      3,027,624
Convertible notes and interest                  211,506                     211,506


Options and warrants outstanding to purchase 437,432 shares of common stock at exercise prices above the average market price of the common stock during the three and nine months ended March 31, 1998 were not included in the above table, as the effect would be antidilutive.


9.  RESTATEMENT FOR CORRECTION OF ERROR

The financial statements for the three and nine months ended March 31, 1997, were restated for correction of an error.

In March 1997, to obtain $2.1 million in working capital, the Company accepted offers from certain warrant holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercised prices.

Of the 3,152,500 total warrants exercised, warrants for 3,100,000 shares of Common Stock arose from a June 6, 1996 sale of redeemable convertible preferred stock with attached warrants. As originally filed in the financial statements for the three and nine months ended March 31, 1997, the discount of $4,975,500 on these warrants was originally classified as a charge to expense as the underlying redeemable convertible preferred stock was classified as mezzanine financing for financial reporting. Subsequently, it was determined that the warrants and the redeemable convertible preferred stock are equity instruments and accordingly, the charge was reclassified from an expense transaction to an equity transaction. There is no change to the net worth of the Company or to its earnings per share as the charge affects net loss attributable to common stockholders in the earnings per share calculation in the same manner as an expense transaction.


10.  SUBSEQUENT EVENTS

On April 3, 1998, the stockholders of the Company voted to increase the number of authorized common shares from 36,250,000 to 75,000,000, and the number of authorized preferred shares from 50,000 to 150,000.

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a new operating subsidiary. MFI provides clients with services such as online commerce, real-time database management, inbound/ outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------
Introduction
------------
Except for historical information contained herein, the matters discussed in this report contain certain forward-looking information that involves risks and uncertainties that could cause results to differ materially, including changing market conditions and other risks detailed in this report, the Company's Annual Report on Form 10-KSB/A and other documents filed by the Company with the Securities and Exchange Commission from time to time.

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and cash flows of the Company for the three and nine month periods ended March 31, 1998. This should be read in conjunction with the financial statements and notes thereto, included in this Report on Form 10-QSB and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB/A for the year ended June 30, 1997 (the "1997 10-KSB/A").

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


Results of Operations for the Three Months Ended March 31, 1998, Compared to the Three Months Ended March 31, 1997
--------------------------------------------------------------------------------
Revenues of $14,969,000 in the three months ended March 31, 1998 (the "current period") increased by $8,668,000 over revenues of $6,301,000 in the three months ended March 31, 1997 (the "prior period"). Of the increase, $7,834,000 and $127,000 are attributable to the inclusion of MMI and Pegasus, respectively. The remaining increase in revenues of approximately $707,000 is due to an increase in revenues derived from direct marketing and database marketing of approximately $942,000 offset by a decrease in revenue derived from telemarketing of approximately $234,000. Direct marketing and database marketing revenue increased due to an increase in the number of clients. Revenues from telemarketing decreased due to fewer contacts on large fundraising contracts at the calling center.

Salaries and benefits of $4,562,000 in the current period increased by $901,000 over the prior period total of $3,661,000. Of the increase, $644,000 and $119,000 are attributable to the inclusion of MMI and Pegasus, respectively. Telemarketing sales labor expense decreased by $104,000, consistent with the decrease in telemarketing revenues. In addition, administrative and sales salaries at Metro increased by $264,000, the majority of which was attributable to the hiring of additional staff to manage the increasing growth of the Company. These increases were partially offset by a $20,000 reduction in parent company administrative salaries in the current period as compared to the prior period due to reductions in head count.

Direct costs of $9,102,000 in the current period increased by $7,255,000 over direct costs of $1,847,000 in the prior period. Of the increase, $6,919,000 and $15,000 are attributable to the inclusion of MMI and Pegasus, respectively. Consistent with its revenue increase, direct costs for direct marketing and database marketing increased by $348,000 and consist principally of list commissions paid to use marketing lists. Direct costs for telemarketing decreased by $27,000, principally due to cost controls implemented for advertising for sales agents. Direct costs as a percentage of sales were 61% and 29% for the current and prior periods, respectively. The increase in direct cost as a percentage of sales has increased from the prior year due to the change in the revenue mixture. Revenue consisted of 23% telemarketing, 76% direct marketing and database marketing and 1% Internet marketing for the three months ended March 31, 1998, as compared to 58% telemarketing and 42% direct marketing and database marketing for the three months ended March 31, 1997.

Restructuring costs of $1,019,000 were incurred in the prior period, as the Company effected certain corporate restructuring steps, including reducing corporate staff and closing its Culver City corporate office, as well as making two executive management changes. In this connection, executive management and other settlement costs of $954,000 and estimated office closing costs of $65,000 were recorded in March 1997.

Selling, general and administrative expenses of $1,061,000 in the current period increased by $106,000 over comparable expenses of $955,000 in the prior period. Administrative expenses decreased by $103,000, primarily due to cancellation of certain prior year consulting contracts not required in the current period due to increased in-house capabilities as well as decreases of approximately $50,000, primarily due to cost reductions implemented upon the change in management. These decreases were offset by increases in selling, general and administrative due to the inclusion of MMI and Pegasus, resulting in increases of $225,000 and $34,000, respectively

Depreciation and amortization of $399,000 in the current period increased by $118,000 over expenses of $281,000 in the prior period. The inclusion in the current period of MMI and Pegasus resulted in increases of $44,000 and $59,000 of amortization and $19,000 and $9,000 of depreciation, respectively. These increases were offset by a decrease in amortization of intangibles of $31,000 due to extensions of covenants not to compete with the former Metro principals. The remaining net increase of $18,000 was principally attributable to increased depreciation due to computer upgrades and other fixed asset purchases.

Discounts on warrant exercises of $113,000 were incurred in the prior period. To reduce the overhang associated with the existence of such warrants and to obtain working capital subsequent to the withdrawal of its proposed underwritten public offering, the Company accepted offers from certain warrant-holders to exercise their warrants for shares of Common Stock at discounted exercise prices. For the warrants which arose from a previous financing transaction, the Company recognized the dates of acceptances as new measurement dates and, accordingly, recorded the non-cash charges to reflect the market value of the discounts.

Withdrawn public offering costs of $1,307,000 were recorded in the prior period. In October 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission relating to a proposed underwritten public offering. In the prior period, the Company withdrew the registration statement and expensed all such costs.

Interest income (expense) and other, net of $13,000 in the current period decreased by $118,000 compared to $105,000 in the prior period. Interest expense increased by $53,000, due to increased borrowings on credit lines to pay down seller debt and for working capital. Interest expense decreased by $47,000, principally due to repayments of corporate debt and principal payments on seller debt. MMI and Pegasus contributed miscellaneous income and interest income of $124,000 in the current period due to invested surplus cash.

The provision for income taxes of $8,000 in the current period is consistent with the prior period. The Company recognizes net provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level.


Results of Operations for the Nine Months Ended March 31, 1998, Compared to the Nine Months Ended March 31, 1997
-------------------------------------------------------------------------------
Revenues of $32,897,000 in the nine months ended March 31, 1998 (the "current period") increased by $16,751,000 over revenues of $16,146,000 in the nine months ended March 31, 1997 (the "prior period"). Of the increase, $12,127,000 and $438,000 are attributable to the inclusion of MMI and Pegasus, respectively. Revenues from on-site telemarketing and telefundraising campaigns at SD&A totaled $9,297,000 and $8,665,000, respectively, or 83% and 80% of SD&A revenues in the current and prior periods, respectively. Revenues from off-site campaigns totaled $1,869,000 and $2,122,000, respectively, or 17% and 20% of revenues, respectively, in the current and prior periods. During the nine months ended March 31, 1998 and 1997, the Company's margins relating to off-site campaigns were generally higher than margins relating to on-site campaigns. Revenues from Metro totaled $9,165,000 and $5,359,000 in the current and prior periods, respectively, with the increase principally due to the inclusion of nine months of operations in the current period versus six months in the prior period, combined with Metro's continued sales growth. Metro was acquired effective October 1, 1996.

Salaries and benefits of $13,219,000 in the current period increased by $2,731,000 over the prior period total of $10,488,000. Of the increase, $887,000 and $340,000 are attributable to the inclusion of MMI and Pegasus, respectively. On-site telemarketing sales labor expense at SD&A increased by $287,000, or 4%, in the current period, but decreased as a percent of on-site revenues, from 75% in the prior period to 73% in the current period, primarily due to improved contract pricing. Off-site and administrative salaries at SD&A increased by a net of $157,000, the majority of which was attributable to the hiring of additional administrative staff to manage the increasing on-site growth. Salaries and benefits at Metro increased by $1,273,000 in the current period, from $1,107,000 to $2,380,000, due to the full nine months of expenses in the current period, against six months in the prior period, as well as an increase in head count to manage current and anticipated future growth. These increases were partially offset by a $213,000 reduction in parent company administrative salaries in the current period as compared to the prior period due to reductions in head count.

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

Direct costs of $16,563,000 in the current period increased by $12,774,000 over direct costs of $3,789,000 in the prior period. Of the increase, $10,757,000 and $61,000 are attributable to the inclusion of MMI and Pegasus, respectively. Direct costs at Metro, which consist principally of list commissions paid to use marketing lists, increased by $1,897,000, principally due to the inclusion of the full nine months of expense in the current period, as well as list brokerage sales growth. Direct costs at SD&A increased by $59,000, principally due to increased advertising for sales agents to fulfill on-site growth requirements.

Selling, general and administrative expenses of $3,095,000 in the current period increased by $551,000 over comparable expenses of $2,544,000 in the prior period. The inclusion of MMI and Pegasus resulted in increases of $282,000 and $100,000, respectively. Administrative expenses at SD&A increased by $107,000 and at Metro by $291,000. Corporate administration decreased by $229,000. At SD&A, the net increase in the current period generally resulted from $72,000 of administrative cost increases incurred in developing and managing the growth in on-site business. This included relocation costs for a senior executive, increases in payroll and related tax processing fees and printing of marketing brochures, as well as increased property taxes as a result of the move and expansion of the Berkeley Calling Center during the prior fiscal year.
Additionally, $35,000 was incurred to settle a labor dispute at SD&A. The increase at Metro was primarily due to the inclusion of the full nine months of expense in the current period. At the parent company, the net decrease of $229,000 generally resulted from cost reduction steps implemented upon the change in management of the Company in April 1997. Professional fees decreased by $59,000, principally due to the value ascribed to warrants issued to consultants in the prior period. Public relations expenses increased by $12,000 due to efforts to increase market visibility. Parent company travel and meal expenses decreased by $27,000 as a result of the management change. Directors fees decreased by $25,000, as the Board was not compensated in cash during the current period. Further net decreases of $130,000 resulted from reductions in director and officer insurance premiums, telephone charges, office expenses, auto expense, dues, fees and rent associated with the change in management and resulting headcount reductions.

Depreciation and amortization of $1,066,000 in the current period increased by $375,000 over expenses of $691,000 in the prior period. The inclusion in the current period of MMI and Pegasus resulted in increases of $80,000 and $201,000 of amortization and depreciation, respectively. Amortization of the goodwill associated with the SD&A acquisition increased by $17,000 in the current period due to an increase in goodwill for payments due to the former owner of SD&A resulting from achievement of defined results of operations of SD&A for the year ended June 30, 1997. Metro depreciation and amortization increased by $135,000 due to inclusion of six months of expense in the current period. This was offset by a decrease of $62,000 reduction in amortization due to extensions of covenants not to compete with the former principals of Metro.

Prior period expenses incurred for discounts on warrant exercises of $113,000 and withdrawn public offering costs of $1,307,000 were discussed previously.

Interest expense and other, net of $188,000 in the current period decreased by $60,000 compared to $248,000 in the prior period. Interest expense at SD&A increased by $71,000 due to a change in borrowing relationship in August 1997, resulting in expansion of their credit line from $875,000 to $2,000,000 and increased draw-downs to pay down the SD&A seller debt. Interest expense at Metro increased by $100,000 due to current period borrowings on its line of credit which was obtained in April 1997. Interest expense at the parent company level decreased by $41,000, principally due to conversions of convertible securities and debt repayments. MMI and Pegasus contributed miscellaneous income of $36,000, net, and interest income of $126,000 was earned in the current period due to invested surplus cash.

The provision for income taxes of $32,000 in the prior period decreased by $135,000 compared to a benefit of $103,000 in the current period. During the current period, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a stand alone basis for each subsidiary for the year ended June 30, 1997. The impact on the current period for this change in estimate resulted in a benefit of approximately $70,000. The remaining benefit resulted principally from state and local taxes on net losses at SD&A, which are expected to be recovered by June 30, 1998. In the prior year, the Company recognized net provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level, which could not be offset by losses incurred at the parent company level.


Capital Resources and Liquidity
-------------------------------
At March 31, 1998, the Company had cash and cash equivalents of $8,057,000 and accounts receivable net of allowances of $14,362,000.

The Company generated losses from operations of $1,045,000 in the current period and used net cash in operating activities of $208,000. The usage was principally due to final payments made on the Company's withdrawn public offering liabilities and a seasonal decrease in accrued salaries at SD&A during the current quarter.

In the current period, net cash of $6,221,000 was used in investing activities. The Company paid $5,691,000 in the acquisition of MMI and $278,000 in the acquisition of Pegasus, net of cash acquired. Purchases of property and equipment of $252,000 were principally comprised of computer equipment. The Company intends to continue to invest in computer technology.

In the current period, financing activities provided $11,557,000. On December 24, 1997, the Company sold 50,000 shares of convertible preferred stock for $15,000,000, less $1,094,000 of placement fees and related costs. During the period, SD&A entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. In August, SD&A drew upon the facility to fully pay down the outstanding balance of $746,000 on its previous bank line and the $104,000 remaining on its bank note. At March 31, 1998, SD&A had amounts outstanding of $703,000 on the line.

The Company had $1.8 million available on its lines of credit at Metro and SD&A as of March 31, 1998.

During the current period the Company repaid $2,119,000 of its acquisition debt, comprised of $900,000 to the former principals of Metro, $1,069,000 to the former principal of SD&A and $150,000 to the former principal of MMI.

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

The Year 2000
-------------
The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations products or financial prospects.


Item 4 - Submission of Matters to a Vote of Security-Holders
         ---------------------------------------------------
On April 3, 1998, the Company held an annual meeting of stockholders to vote on election of directors, ratification of independent auditors and increases in authorized shares of the Company's common and preferred stock. Of the 17,534,674 shares of the Company's common stock, par value $.01 per share, ("Common Stock") entitled to vote at the meeting, holders of 15,834,716 shares were present in person or were represented by proxy at the meeting. Of the 50,000 shares of the Company's preferred stock, par value $.01 per share, ("Preferred Stock") entitled to vote at the meeting, all were represented.

The directors elected at the meeting and the results of the voting were as follows:
                                 For                      Against
                                 ---                      -------
General nominees:
Alan I. Annex                  15,622,625                 212,091
J. Jeremy Barbera              15,623,350                 211,366
S. James Coppersmith           15,622,625                 212,091
John T. Gerlach                15,591,925                 242,791
Seymour Jones                  15,620,625                 214,091
C. Anthony Wainwright          15,622,625                 212,091

Preferred nominee:
James Brown                        50,000                       0

The above represent all of the directors of the Company. There were no abstentions or broker non-votes on the election of directors.

The shares voted regarding the Board of Directors' proposal to amend to Company's Amended and Restated Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 36,250,000 shares to 75,000,000 were as follows:

                  For                      15,211,407
                  Against                     580,292
                  Abstentions                  43,017
                  Broker non-votes                  0

The shares voted regarding the Board of Directors' proposal to select the accounting firm of Coopers and Lybrand, LLP, to serve as independent auditors of the Company were as follows:

                  For                      15,748,777
                  Against                      47,682
                  Abstain                      38,257
                  Broker non-votes                  0

The shares voted regarding the Board of Directors' proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the number of shares of Preferred Stock authorized for issuance from 50,000 shares to 150,000 shares were as follows:

                  For                      10,452,521
                  Against                     607,963
                  Abstain                     168,250
                  Broker non-votes          4,605,982


Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------
a)   Exhibits

     Exhibit #      Item
     ---------      -------------------------------------
         27         Financial Data Schedule (filed herein)

b)   Reports on Form 8-K

   1. On or about January 13, 1998, the Company filed a Current Report on Form 8-K regarding the Purchase Agreement dated as of December 24, 1997, by and between the Company and GE Capital.

   2. On or about January 9, 1998, the Company filed a Current Report on Form 8-K regarding a stock purchase agreement between the Company and Media Marketplace, Inc. and Media Marketplace Media Division, Inc.
      (collectively "MMI").

   3. On or about March 16, 1998, the Company filed a Current Report on Form 8-K/A amending the Report filed on or about January 9, 1998, to include the financial statements of MMI and pro forma information.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MARKETING SERVICES GROUP, INC.
                              (Registrant)


Date:  May 15, 1998           By: /s/ J. Jeremy Barbera
                                  ---------------------
                                  Chairman of the Board and Chief Executive
                                  Officer


Date:  May 15, 1998           By: /s/ Scott Anderson
                                  ------------------
                                  Chief Financial Officer (Principal Financial
                                  and Accounting Officer)