Form 10KSB
period 1998-06-30
MARKETING SERVICES GROUP INC
filed 1998-09-28
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________to___________________

                         Commission file number 0-16730

                          MARKETING SERVICES GROUP,INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

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

The issuer's revenues for its fiscal year ended June 30,  1998 are  $51,174,063.

As of September 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $23,985,441.

As of September 18, 1998, there were 13,103,305 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one): Yes __  No X

                                 PART I


Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Certain statements in this Annual Report on Form 10-KSB under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; year 2000 issues; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.

Item 1 - Business
-----------------

General
-------

Marketing Services Group, Inc. (the "Company" or "MSGI") through its subsidiaries provides direct marketing and database marketing, custom telemarketing/telefundraising, media planning and buying, online consulting and commerce, Web design, interactive fulfillment, and other direct marketing services to a diverse group of nearly 1,000 clients located throughout the United States and Canada. These services include customer and market data analysis, database creation and analysis, data warehousing, merge/purge, predictive behavioral modeling, list processing, brokerage and management, data enhancement, other direct marketing information services, Web site design and hosting, on-line ticketing, product warehousing and fulfillment, and custom outbound telemarketing/telefundraising services. The Company believes its expertise in applying these marketing tools increases the productivity of its clients' marketing expenditures.

The Company's services have enabled it to become a leading provider of direct marketing services to nonprofit and commercial businesses throughout the United States and Canada. The Company's nonprofit clients include: Art Institute of Chicago, Chicago Symphony Orchestra, Kennedy Center, Lincoln Center, Nature Conservancy, New York Philharmonic, Paralyzed Veterans of America, Planned Parenthood Affiliates, Shubert Organization, Sierra Club and numerous public broadcasting stations. The Company's commercial clients include: Avery Dennison, Cisco Systems, Citicorp, General Electric Capital, Gymboree, LIVENT, Madison Square Garden, MBNA America, TOSCO/Unocal, Walt Disney Company and numerous business publishing clients including Crains Communications. The Company seeks to become an integral part of its clients' marketing programs and to foster long-term client relationships thereby providing recurring revenue opportunities.

The Company's Strategy
----------------------

MSGI's strategy to enhance its position as a value-added premium provider of marketing services is to:

    Increase revenues by expanding the range of marketing services offered and by selling additional services to existing clients;

    Deepen market penetration in new industries and market segments as well as those currently served by the Company;

    Develop existing and creating new proprietary database software and database management applications; and

    Pursue strategic acquisitions, joint ventures and marketing alliances to expand marketing services offered and industries served.

Other than as described in this Annual Report on Form 10-KSB (this "Form 10-KSB") the Company has no agreements to acquire any companies and there can be no assurance that the Company will be able to acquire such companies.

Background
----------

The Company was originally incorporated in Nevada in 1919. The current business of MSGI, previously known as All-Comm Media Corporation and prior to that as Sports-Tech, Inc., arose out of a 1995 merger and concurrent acquisition of Stephen Dunn & Associates, Inc. ("SD&A"), a leading telemarketing and telefundraising company specializing in direct marketing services for the arts, educational and other institutional tax-exempt organizations.

SD&A was formed in 1983. Clients of SD&A include many of the larger performing arts and cultural institutions, such as major symphonies, theatres and musical arts companies, along with public broadcasting stations, advocacy groups and educational institutions. SD&A's clients include over 150 of the nation's leading institutions and universities. SD&A has its headquarters in Los Angeles, California, where it manages telemarketing/telefundraising services which are conducted both on-site at client-provided facilities and also at its calling center in Berkeley, California.

Effective October 1, 1996, the Company acquired Metro Direct, Inc. ("Metro"). Metro was formed in 1987. Clients include many of the same performing arts and cultural institutions, public broadcasting, advocacy groups and educational institutions as SD&A, as well as a variety of commercial organizations. Metro is headquartered in New York City, with satellite offices in Michigan, Illinois, California, Georgia and Texas.

Metro develops and markets a variety of database and direct marketing products and services to a wide range of commercial clients and nonprofit organizations. Metro vertically integrates the three elements needed for most direct marketing campaigns; strategy, information and technology. Most of their account managers came from the client side and that experience has resulted in very high client retention rates. Services include: Consulting and campaign strategy, market penetration mapping, database marketing, demographic/psychographic data overlay, Carrier Route coding, CASS/PAVE certification, list brokerage, sub-minimum list rentals, response analysis, merge/purge, predictive modeling, response enhancement modeling, telemarketing lead generation, telephone appendage, list maintenance, data entry, label generation and laser letters.

The Company's shares are traded on the NASDAQ Small Cap MarketSM under the symbol "MSGI". The Company's principal executive offices are located at 333 Seventh Avenue, 20th Floor, New York, NY 10001. Its telephone number is (212) 594-7688.

Developments During Fiscal 1998
-------------------------------

Pegasus Internet, Inc. ("Pegasus"):

Pegasus was formed in 1994 and was  acquired by the  Company  effective  July 1,
1997. Pegasus provides a full suite of Internet services, including content development and planning, marketing strategy, on-line ticketing system development, technical site hosting, graphic design, multimedia production and electronic commerce.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of Pegasus are included in the consolidated results of operations of the Company starting July 1, 1997.

Media Marketplace, Inc. ("MMI"):

Effective December 1, 1997, MSGI acquired Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI"). MMI was founded in 1973 and specializes in providing list management, list brokerage and media planning services to national publishing and fundraising clients in the direct marketing industry, including magazines, continuity clubs, membership groups and catalog buyers.

As the MMI acquisition was accounted for as a purchase, its operating results are included in the Company's consolidated results of operations starting December 1, 1997.

Formation of Metro Fulfillment, Inc. ("MFI"):

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a new operating subsidiary. MFI provides clients with services such as online commerce, real-time database management, inbound/ outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.

Capital Stock and Financing Transactions
----------------------------------------

Issuance of Redeemable Convertible Preferred Stock:

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a purchase agreement (the "Purchase Agreement") providing for the purchase by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) warrants to purchase up to 10,670,000 shares of
Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock is convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. As of June 30, 1998, the conversion rate was approximately 89.02, resulting in the beneficial ownership by GE Capital of 4,451,117 shares of Common Stock. On an as-converted basis, the Convertible Preferred Stock represents approximately 24% of the issued and outstanding shares of Common Stock. The Warrants are exercisable in November 2001 and are subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrants or upon occurrence of a qualified secondary offering, as defined.

The Company recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the warrants and is being amortized into dividends using the "interest method" over the redemption period. In addition, the Company recorded a non-cash, non-recurring dividend of approximately $3,200,000 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.

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

Change in Authorized Shares:

On April 3, 1998, the stockholders voted to increase the number of authorized common shares from 36,250,000 to 75,000,000, and the number of authorized preferred shares from 50,000 to 150,000, to facilitate the Company's corporate strategy and growth plans.

The Direct Marketing Industry
-----------------------------

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

Industry Growth - The use of direct marketing has increased over the last few years due in part to the relative cost efficiency of direct marketing compared to mass marketing, as well as the rapid development of more powerful and more cost-effective information technology and data capture capabilities. According to industry sources, over the next decade, demographic shifts and changes in lifestyle, combined with new marketing mediums, are expected to create higher
demand  by  businesses  for  marketing   information  and  services  to  provide
businesses with direct access to their customers and a more efficient means of targeting specific audiences and developing long-term customer relationships. According to a study commissioned by the Direct Marketing Association ("DMA"), expenditures for direct marketing services in 1997 reached $153 billion. The study estimated that annual direct marketing advertising expenditures may grow to $205 billion by the year 2001, including $84.4 billion on telemarketing.

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

Services
--------

The Company's operating businesses provide comprehensive database management, Internet marketing, custom telemarketing/telefundraising, fulfillment and other direct marketing services. The principal advantages of customized services include: (i) the ability to expand and adapt a database to the client's changing business needs; (ii) the ability to have services operate on a flexible basis consistent with the client's goals; and (iii) the integration with other direct marketing, Internet, database management and list processing functions, which are necessary to keep a given database current. Some services offered by the Company are described below.

Contribution to total revenue for the two most recent fiscal years by type of service is as follows:

                                     Fiscal  Year  Ended June 30,
                                     ----------------------------
                                            1998      1997
                                            ----      ----
Marketing and Internet services              67%       34%
Telemarketing and telefundraising            32%       66%
Fulfillment                                   1%         -

Marketing Services
------------------

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

List Services - List processing includes the preparation and generation of comprehensive name and address lists which are used in direct marketing promotions. The Company's state-of-the-art data center in New York City and large volume processing capabilities allow the Company to meet the list processing needs of its clients through its advanced list processing software applications, list brokerage and list management operations. The Company customizes list processing solutions by utilizing a variety of licensed software products and services, such as Address Conversion and Reformat, Address Standardization and Enhanced Merge/Purge, in addition to services provided by third parties, including; National Change of Address (NCOA), Delivery Sequence File and Locatable Address Conversion System. Other licensed products include databases used for suppressions such as the DMA Mail Preference File and the American Correctional Association Prison Suppress File.

The Company also offers an array of list acquisition techniques. Approximately 12,000 lists are available for rental in the list industry. The Company's account managers, many of whom are recruited from existing Company accounts, use their industry experience as well as sophisticated computer profiles to recommend particular lists for customer acquisition campaigns. The Company acquires hundreds of millions of records annually for customer acquisition campaigns. The Company also manages several hundred lists for rental purposes on behalf of list owners.

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

Media Planning and Buying - The Company's Media Division is a multifaceted direct response media broker specializing in direct advertising such as:
Traditional print advertising; Cooperative direct mail programs; Sunday supplements; card decks and more.

Internet Services - The Company provides a full suite of Internet services such as content planning to market strategy, from technical site hosting to graphic design and multimedia production. The Company has developed Web sites from the perspective of both client and presence provider, resulting in an intimate knowledge of the issues encountered by both entities in a Web development project. From the initial planning sessions and identification of an organization's promotional objectives to the live cutover of the finished site, the Company takes a proactive role in ensuring the most efficient development process for the client and the most rewarding experience for their online clientele. Once the site is up and running, Company provides technical maintenance and ongoing consulting to keep Web resource current, technologically up-to-date and graphically ahead of the curve. The Company generates usage reports, complete with optional analysis and feedback features.

In addition, the Company offers Internet fulfillment, which allows a customer to order products and services directly via the Internet. The Company's interactive customer service provides for on-line follow-up on the status of orders. Our on-line inventory management system provides the customer with real-time information from any location at any time.

Custom Telemarketing/Telefundraising Services
---------------------------------------------

Custom telemarketing/telefundraising services are designed according to the client's existing database and any other databases which may be purchased or rented on behalf of the client to create a direct marketing program or fundraising campaign to achieve specific objectives. After designing the program according to the marketing information derived from the database analysis, it is conceptualized in terms of the message content of the offer or solicitation, and an assessment is made of other supporting elements, such as the use of a direct mail letter campaign.

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

Fulfillment Services
--------------------

The Company offers its clients contract packaging and direct response fulfillment. These services include product warehousing and shipping, custom packaging, assembly and labeling, inbound/outbound customer service, payment processing, retail and end user distribution, package design and Internet based fulfillment solutions. Customer services representatives are trained to provide customer support during regular working hours and the Company's automated call center application is accessible 24 hours a day, 365 days of the year.

Marketing and Sales
-------------------

The Company's marketing strategy is to offer customized solutions to clients' database management, Internet, telemarketing/telefundraising, fulfillment and other direct marketing requirements. Historically, the Company's operating businesses have acquired new clients and marketed their services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients. The Company targets those companies that have a high probability of generating recurring revenues because of their ongoing direct marketing needs, as well as companies which have large customer bases that can benefit from targeted direct marketing database and fulfillment services and customized telemarketing/telefundraising services.

The Company markets its marketing services through a sales force consisting of both salaried and commissioned sales persons. In some instances, account representatives, will coordinate a client's database management, Internet, custom telemarketing/telefundraising, fulfillment and/or other direct marketing needs to identify cross-selling opportunities.

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

Pricing for direct marketing services is dependent upon the complexity of the services required. In general, the Company establishes pricing for clients by detailing a broad range of service options and quotation proposals for specific components of a direct marketing program. These quotes are based in part on the volume of records to be processed, complexity of assembly, and the level of customization required. Additionally, if the level of up-front customization is high, the Company charges a one-time development fee. Pricing for data processing services is dependent upon the anticipated range of computer resource consumption. Typically, clients are charged a flat or stepped-up rate for data processing services provided under multi-year contracts. If the processing time, data storage, retrieval requirements and output volume exceed the budgeted amounts, the client may be subject to an additional charge. Minimum charges and early termination charges are typically included in contracts or other arrangements between the Company and the client.

On-site telemarketing and telefundraising fees are generally based on a mutually agreed percentage of amounts received by the Company's clients from a campaign. Off-site fees are typically based on a mutually agreed amount per contact with a potential donor.

Fulfillment fees are based on materials and shipping requirements, as well as complexity of product assemblage. Customer service fees are charged on a per call basis.

Client Base
-----------

The Company believes that its large and diversified client base is a primary asset which contributes to stability and the opportunity for growth in revenues. The Company has approximately 1,000 clients who utilize its various marketing services. These clients are comprised of leading commercial business and nonprofit institutions in the publishing, entertainment marketing, public broadcasting, retail, financial services (including credit card, home mortgage and home equity services), education, travel and leisure and healthcare industries. No single client accounted for more than 5% of such total revenue in fiscal 1998.

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

Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the arts and entertainment, publishing, financial services and fundraising sectors. The Company's principal competitors in the database management services field are: Acxiom Corporation, Dimac Corporation, Direct Marketing Technology, Fair-Isaac, Inc., Harte-Hanks Communications, Inc. and May & Speh, Inc. The Company's principal competitors in the custom telemarketing/telefundraising field are Arts Marketing, Inc., Ruffalo, Cody & Associates and The Share Group. Principal competitors in the fulfillment industry are Guthy Renker, Promotional Distribution Services, Fosdick, Tylie Jones and National Fulfillment. There are relatively low barriers to entering the Internet marketing services industry. The current market is highly competitive and the Company anticipates that new competitors will continue to enter the market.

Technological Resources and Facilities
--------------------------------------

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

The Company leases all of its real property: facilities for its headquarters are in New York City; its sales and service offices are located in New York City; Newtown, Pennsylvania; Valencia and Los Angeles, California; its data center is located in New York City; and its telemarketing calling center in Berkeley, California. To accommodate its rapid growth, the Company is currently expanding its data center and administrative offices in New York.

The Company's administrative office for its telemarketing/telefundraising operations in Los Angeles is located in office space leased from the former owner of SD&A, which lease the Company believes is on terms no less favorable than those that would be available from independent third parties. The Company believes that all of its facilities are in good condition and are adequate for its current needs through fiscal 1999, except for potential additional space which may be required for product warehousing. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data center in New York City, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 1999. Nevertheless, the Company intends to expand its technological resources, including computer systems, software, telemarketing equipment and technical support. Any such expansion may require the leasing of additional operating office space.

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

Currently the Company trains its service representatives and other personnel to comply with the regulations of the TCPA, the TCFAPA and the FTC and the Company believes that it is in compliance with all such regulations, in all material respects.

The Year 2000
-------------

The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. With respect to the database marketing subsidiary, databases maintained for clients include a four digit year code and one subsequently not exposed to year 2000 issues. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Employees
---------

At September 1, 1998, the Company employed 1,265 persons, of whom 284 were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Executive Officers and Directors of the Registrant and Significant Employees
----------------------------------------------------------------------------

The Company's executive officers, directors and significant employees and their positions with MSGI are as follows:

Name                    Age                   Position
----                    ---                   --------
J. Jeremy Barbera        42    Chairman  of  the  Board  of  Directors,
                                  Chief Executive   Officer,   President
                                  and  Chief Operating Officer

Cindy H. Hill            29    Chief Financial Officer

Scott Anderson           41    Vice President, Finance

Alan I. Annex            36    Director and Secretary

James Brown              33    Director

S. James Coppersmith     65    Director

John T. Gerlach          65    Director

Seymour Jones            67    Director

Michael E. Pralle        42    Director

C. Anthony Wainwright    65    Director

Robert M. Budlow         37    Vice  President of MSGI and  President of Metro
                                  Direct

Janet Sautkulis          42    Chief Operating Officer, Metro Direct

Krista Mooradian         32    President, SD&A

Thomas Scheir            45    Chief Operating Officer, SD&A

Stephen M. Reustle       43    President and Chief  Executive  Office,
                                  Media Marketplace, Inc.

Brian Coughlan           30    President, Pegasus Internet, Inc.

Mr. Barbera has been Chairman, Chief Executive and Operating Officer and President of the Company since April 1997 and was a Director and Vice President of the Company from October 1996 to April 1997. He has been Chief Executive Officer of Metro since its formation in 1987. Mr. Barbera has eighteen years of experience in data management services, and over twenty years of experience in the entertainment marketing area.

Ms. Hill has been Chief Financial Officer of the Company since June 1, 1998, and was Corporate Controller of the Company from January to May 1998. Prior thereto, she was a manager in the Business Assurance Division of Coopers & Lybrand, LLP, where she was employed for the previous six years. Ms. Hill is a Certified Public Accountant.

Mr. Anderson has been Vice President, Finance since June 1, 1998, Treasurer since May 1997 and was Chief Financial Officer from May 1996 to May 1998, Controller from May 1995 to May 1996 and a Director of the Company from May 1996 to August 1996. Prior thereto, from December 1994 to April 1995, he was associated with the accounting firm of Coopers & Lybrand L.L.P. and, from 1998 to 1994, he was manager in the assurance department of an affiliate of the accounting firm of Deloitte & Touche LLP. Mr. Anderson is a Certified Public Accountant.

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

Mr. Brown has been a Director of the Company since February 1998. Mr. Brown is currently Vice President and Industry Leader in GE Capital's Equity Capital Group, where he is responsible for making strategic private equity investments. From 1994 to 1995, Mr. Brown joined Lehman Brothers in its Corporate Planning area to restructure the firm. From 1992 to 1994, Mr. Brown was with Bain & Co. where he consulted with Fortune 500 clients on strategic, operational and financial issues. Prior thereto, he was an analyst for CBS and AC Nielsen.

Mr. Coppersmith has been a Director of the Company since June 1996. He was Chairman of the Board of Trustees of Boston's Emerson College from 1994 until his term expired in December 1997. Until his retirement in 1994, Mr. Coppersmith held various senior executive positions with Metromedia Broadcasting where he managed its television operations in Los Angeles, New York, and Boston and served as President and General Manager of Boston's WCVB-TV, an ABC affiliate owned by The Hearst Corporation. Mr. Coppersmith also serves as a director for B.J.'s Wholesale Club, Sun America Asset Management Corporation, Uno Restaurant Corp., Kushner-Locke, Inc., and The Boston Stock Exchange.

Mr.Gerlach has been a Director of the Company since December 1997. He is presently Director of the graduate business program and an associate professor of finance at Sacred Heart University in Fairfield, CT. Previously, Mr. Gerlach was an Associate Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects; he was President and Chief Operating Officer of Horn & Hardart, supervising restaurant and mail order subsidiaries, including Hanover Direct; and he was the Founder and President of Consumer Growth Capital, a venture capital firm. Mr. Gerlach also serves as a director for Uno Restaurant Co.; SAFE Inc.; LB USA (subsidiary of a French company); Akona Corp.; the Board of Regents at St. John's University in Collegeville, MN; and is a member of an advisory board for the College of Business & Administration at Drexel University.

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

Mr. Pralle has been a Director of the Company since May 1998. Mr. Pralle is currently the President of GE Capital's Equity Capital Group, with responsibility for making common equity, convertible preferred stock and debt investments in private and public companies in the US, Europe and Asia. He joined GE Capital in 1989 and, prior to his current appointment in 1996, was most recently President, GE Capital Asia Pacific. Before joining GE Capital, Mr. Pralle spent six years with management consultants, McKinsey & Co. in their London and Hong Kong offices.

Mr. Wainwright has been a Director of the Company since August 1996 and was also a Director of the Company from the acquisition of SD&A until May 1996. Mr. Wainwright is currently Vice Chairman of the advertising agency McKinney & Silver and was Chairman and Chief Executive Officer of the advertising firm Harris Drury Cohen, Inc., from 1995 to 1996. From 1994 to 1995, he served as a senior executive with Cordient PLC's Compton Partners, a unit of the advertising firm Saatchi & Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of Saatchi & Saatchi in New York. Mr. Wainwright also serves as a director of Caribiner
International, Gibson Greetings, Inc., Del Webb Corporation and American Woodmark Corporation.

Mr. Budlow has been Vice President of the Company since October 1996 and President of Metro since April 1997. Prior thereto, he was Executive Vice President and Chief Operating Officer of Metro since 1990. He has twelve years of experience in database management services and subscription, membership and donor renewal programs.

Ms. Sautkulis serves as Chief Operating Officer of Metro Direct, having previously served as Executive Vice President. Prior to joining Metro Direct, she held various positions at Jetson Direct Mail and Belth Associates. Ms. Sautkulis has more than twenty years experience in database management, list brokerage and lettershop services specializing in the business-to-business sector.

Ms. Mooradian has been President of SD&A since 1997. For the past five years, she has held various positions of increasing responsibility within SD&A

Mr. Scheir has been Vice President and Chief Operating Officer of SD&A since September 1996. Prior thereto, from 1990 to September 1996, he was Chief Financial Officer of SD&A, and from 1983 to 1990, he served as Business Manager of SD&A.

Mr. Reustle has been President and Chief Executive Officer of MMI since December 1997, Managing Partner from June 1980 to December 1997 and Vice President of Finance from 1978 to 1980. Prior thereto, Mr. Reustle was a Certified Public Accountant at Arthur Andersen LLP, where he was employed from 1976 to 1978.

Mr. Coughlan has been President of Pegasus Internet since June 1998. Having previously served as Creative Director, he brings over ten years of interactive design and project management experience to Pegasus.

Item 2 - Properties
-------------------

The Company and its subsidiaries lease facilities for office and warehouse space summarized as follows and in Note 9 of Notes to Consolidated Financial Statements.

        Location                        Square Feet
        --------                        -----------
        Patterson, New York                     250
        Venice, California                    5,500
        Berkley, California                   6,600
        Newtown, Pennsylvania                10,270
        New York, New York                   20,000
        Valencia, California                 36,000


Item 3 - Legal Proceedings
--------------------------

The Company has been party to certain legal proceedings in the ordinary course of its business. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or expectations of the Company, based on the Company's current understanding of the relevant facts and law.


Item 4 - Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

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

The above represented all of the directors of the Company on April 3, 1998. There were no abstentions or broker non-votes on the election of directors.

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



                                 PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the Company trades on the NASDAQ Small-Cap MarketSM under the symbol "MSGI". Prior to July 1997 it traded under the symbol "ALCM". The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASD:

                                     Common Stock
                         Low Sales Price      High Sales Price
                         ---------------      ----------------
        Fiscal 1998
           Fourth Quarter       $3.00                 $4.19
           Third Quarter         3.50                  5.56
           Second Quarter        3.88                  5.50
           First Quarter         2.75                  5.25
        Fiscal 1997
           Fourth Quarter       $1.69                 $3.56
           Third Quarter         2.00                  5.25
           Second Quarter        3.19                  5.63
           First Quarter         4.63                  6.13

As of June 30, 1998, there were approximately 800 registered holders of record of the Company's common stock. (This number does not include investors whose accounts are maintained by securities firms in "street name".)

The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Management's Discussion and Analysis
---------------------------------------------

Introduction :
--------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the two year period ended June 30, 1998. This should be read in conjunction with the financial statements, and notes thereto, included in this Annual Report.

From April 25, 1995 through September 30, 1996, the Company operated as a direct marketing services provider with its initial concentration as a telemarketing and telefundraising company that specialized in direct marketing services for the arts, educational and other cultural organizations. As more fully described in Note 3 to the consolidated financial statements included herein, effective October 1, 1996 the Company purchased 100% of the stock of Metro Services Group, Inc., subsequently renamed Metro Direct ("Metro"). This acquisition is reflected in the consolidated financial statements using the purchase method of accounting starting October 1, 1996. Metro develops and markets information-based services used primarily in direct marketing by a variety of commercial and tax-exempt organizations.

As more fully described in Note 3 to the consolidated financial statements included herein, effective December 1, 1997, the Company acquired all of the outstanding capital stock of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI"). The results of operations of MMI are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. MMI provides list management, list brokerage and media planning services.

As more fully described in Note 3 to the consolidated financial statements included herein, effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. ("Pegasus"). The results of operations of Pegasus are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. Pegasus provides Internet services, including web site planning and development, site hosting, on-line ticketing, system development, graphic design and electronic commerce.

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a new operating subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.

Results of Operations Fiscal 1998 Compared to Fiscal 1997
---------------------------------------------------------

Revenues of $51.2 million for the year ended June 30, 1998 ("Fiscal 1998") increased by $27.1 million over revenues of $24.1 million during the year ended June 30, 1997 ("Fiscal 1997"). Of the increase, $22.4 million was due to acquisitions and start-up operations during Fiscal 1998. Revenues from on-site telemarketing and telefundraising campaigns increased $0.9 million from $12.9 million in Fiscal 1997 to $13.8 in Fiscal 1998 offset by a decrease in calling center revenues of $0.3 million. Revenues from marketing services totaled $12.2 million and $8.2 million in Fiscal 1998 and Fiscal 1997, respectively, or an increase of $4.0 million. The increase was principally due to the inclusion of twelve months of operations in the current year versus nine months in the prior year, combined with continued sales growth.

Salaries and benefits of $19.2 million in Fiscal 1998 increased by $4.2 million over salaries and benefits of $15.0 million in Fiscal 1997, principally due to the inclusion of $2.4 million from acquisitions and start-up operations during Fiscal 1998. Salaries and benefits from telemarketing activities increased by $0.4 million or 3%, consistent with its overall increase in revenues. Salaries and benefits from marketing services activities increased by $1.4 million from $1.8 million in Fiscal 1997 to $3.2 million in Fiscal 1998. This was due to a full year of expenses in Fiscal 1998, against nine months in Fiscal 1997, as well as an increase in head count to manage current and anticipated future growth.

Direct costs of $26.8 million in Fiscal 1998 increased by $21.2 million over direct costs of $5.6 million in Fiscal 1997. $19.2 of the increase is principally due to acquisitions during Fiscal 1998. Direct costs for marketing services increased by $2.0 million principally due to the inclusion of the full year of expenses in the current year, as well as an increase in revenue. The Company's direct costs consist principally of commissions paid to use marketing lists.

Selling, general and administrative expenses of $4.3 million in Fiscal 1998 increased by $0.7 million over comparable expenses of $3.6 million in Fiscal
1997. Acquisitions and start-up operations accounted for $0.7 million of such expenses. Administrative expenses for marketing services increased by $0.2 million, principally due to the inclusion of the full year of expenses in Fiscal 1998. Corporate administration decreased by $0.2 generally due to cost reduction measures implemented upon the change in the Company's management at the end of Fiscal 1997.

In Fiscal 1997, the Company incurred a non-recurring, non-cash charge of $1,650,000 to compensation expense relating to options granted to two former principal executive officers. Such charge was incurred because the exercise price of each such option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective day of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

Restructuring costs of $1.0 million were incurred in Fiscal 1997, as the Company effected certain corporate restructuring steps, including reducing corporate staff and related corporate office expenses, as well as making two executive management changes.

Depreciation and amortization of $1.5 million in Fiscal 1998 increased by $0.5 million over comparable expenses of $1.0 million in Fiscal 1997. Of the increase, $0.4 million is due to acquisitions and start-up operations entered into during Fiscal 1998. The remaining increase was principally due to inclusion of a full year of expenses for marketing services.

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

Withdrawn public offering costs of $1.2 million were recorded in Fiscal 1997. In October 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission relating to an underwritten public offering of 2.1 million shares. In February 1996 the Company withdrew the registration statement and costs incurred in the process were expensed.

Interest expense and other, net, of $186,000 in Fiscal 1998 decreased by $215,000 over expenses of $401,000 in Fiscal 1997. Such expenses decreased by $407,000 principally due to conversions of convertible securities and debt repayments, interest income earned on invested surplus cash and interest and other miscellaneous income provided by certain acquisitions during Fiscal 1998. These changes were offset by increased interest expense at certain subsidiaries of $192,000 due to a change in borrowing relationship in August 1997 and increase in current year borrowings on lines of credit for working capital to support internal growth.

The provision for income taxes of $15,000 in Fiscal 1998 decreased by $94,000 over the provision of $109,000 in Fiscal 1997. During Fiscal 1998, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal years beginning July 1, 1996. The Company had estimated its state income tax for such state on a stand-alone basis for each subsidiary for the year ended June 30, 1997. The impact on the current year for this change in estimate resulted in a benefit of approximately $70,000. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level, which can not be offset by losses incurred at the parent company level.

Capital Resources and Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flow from operations, private placements of common and preferred stock, and its credit facilities. At June 30, 1998, the Company had cash and cash equivalents of $6,234,981 and accounts receivable net of allowances of $15,865,905.

The Company generated losses from operations of $579,807 in the current period and used net cash in operating activities of $1,886,489. The usage was principally due to final payments made on the Company's withdrawn public offering liabilities and an increase in accounts receivable.

In the current period, net cash of $7,281,393 was used in investing activities. The Company paid $5,691,172 as part of the purchase price for the acquisition of MMI and $277,692 as part of the purchase price for the acquisition of Pegasus, net of cash acquired. Purchases of property and equipment of $287,529 were principally comprised of computer equipment. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, financing activities provided $12,473,851. On December 24, 1997, the Company sold 50,000 shares of convertible preferred stock for $15,000,000, less $1,101,719 of placement fees and related costs. During the period, a subsidiary entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000 collateralized by its accounts receivable. In August, the subsidiary drew upon the facility to fully pay down the outstanding balance of $746,000 on its previous bank line and the $104,000 remaining on its bank note. At June 30, 1998, the Company had amounts outstanding of $2,522,306 on its lines of credit. The Company had approximately $980,000 available on its lines of credit as of June 30, 1998.

During the current period the Company repaid $2,291,666 of its acquisition debt, comprised of $900,000 to the former principals of Metro, $1,241,666 to the former principal of SD&A and $150,000 to the former principal of MMI.

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

The Year 2000
-------------

The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. With respect to the database marketing subsidiary, databases maintained for clients include a four digit year code and are subsequently not exposed to Year 2000 issues. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Seasonality and Cyclicality: The businesses of telemarketing and marketing services tend to be seasonal. Telemarketing has higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for tax exempt clients, which generally begin in the spring time and continue during the summer months.
Marketing services tend to have higher revenues and profits occurring in the second fiscal quarter, based on the seasonality of its clients' mail dates.

New Accounting Pronouncements:

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities (SOP 98-5), which is required to be adopted by the Company in fiscal 1999, SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Management believes that the implementation of SOP 98-5 will result in a one-time charge of approximately $120,000 on the date of adoption which will be reported as a cumulative effect of a change in accounting principle.


Item 7 - Financial Statements
-----------------------------

The Consolidated Financial Statements required by this Item 7 are set forth as indicated in the index following Item 13(a)(1).


Item 8 - Changes in and Disagreements
         with Accountants on Accounting and Financial Disclosure
         -------------------------------------------------------

 None.

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

Item 13 - Exhibits and Reports on Form 8-K
------------------------------------------

(A)(1) Financial statements - see "Index to Financial Statements" on page 28.
   (2) Exhibits:
       3(i)   Amended and Restated Articles of Incorporation (b)
       3(ii)  Certificate  of  Amendment  to  the  Amended  and  Restated
              Articles of Incorporation of the Company (b)

       3(iii)Certificate  of Amendment to the Articles of  Incorporation
             for change of name to All-Comm Media Corporation (e)
       3(iv) By-Laws (b)
       3(v) Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 36,300,000 total (h)
       3(vi) Certificate of Amendment of Articles of  Incorporation  for
             change of name to Marketing Services Group, Inc. (k)
       3(vii)Certificate of Amendment of Articles of  Incorporation  for
             increase  in number  of  authorized  shares  to  75,150,000 total (a)
       10.1  1991 Stock Option Plan (c)
       10.2  Memorandums of Understanding (f)
       10.3 Letter from Seller of SD&A agreeing to long-term obligation payment and restructuring (g)
       10.4  Agreement  and  Plan  of  Merger  between   All-Comm  Media
             Corporation and Metro Services Group, Inc. (i)
       10.5 Security Agreement between Milberg Factors, Inc. and Metro Services Group, Inc. (j)
       10.6  Security  Agreement  between  Milberg  Factors,   Inc.  and
             Stephen Dunn & Associates, Inc. (k)
       10.7  Agreement  and Plan of Merger  between  Marketing  Services
             Group, Inc. and Pegasus Internet, Inc. (k)
       10.8  J. Jeremy  Barbera  Employment  Agreement  (c)
       10.9  Robert M. Budlow Employment  Agreement (i)
       10.10 Janet Sautkulis  Employment Agreement (i)
       10.11 Scott  Anderson  Employment  Agreement  (k)
       10.12 Robert  Bourne Employment  Agreement  (k)
       10.13 Thomas Scheir  Employment  Agreement (k)
       10.14 Krista  Mooradian  Employment  Agreement  (k)
       10.15 Stephen  Dun Employment  Agreement (d)
       10.16 Severance Agreement with Barry Peters (j)
       10.17 Severance  Agreement  with E.  William  Savage  (j)
       10.18 Form of Private Placement  Agreement (j)
       10.19 Fourth Memorandum of Understanding (a)
       10.20 Stock   Purchase   Agreement   among   Marketing   Services
             Group,Inc., Stephen M. Reustle and Thomas R. Kellogg (m)
       10.21 Purchase agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)
       10.22 Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as of December 24, 1997 (l)
       10.23 Registration Rights Agreement by and among the Company and GE Capital, dated as of December 24, 1997 (l)

       10.24 The Amended  Certificate of Designation,  Preferences and Relative,
             Participating  and Optional and Other  Special  Rights of Preferred
             Stock and Qualifications,  Limitations and Restrictions Thereof for
             the Series D Convertible Preferred Stock (l)
       10.25 Warrant,  dated as of December  24,  1997,  to purchase  shares of
             Common Stock of the Company (l)
       10.26 Form  of  Employment   Agreement  by  and  among  Marketing
             Services Group, Inc. and Stephen M. Reustle (m)
       21    List of Company's subsidiaries (a)
       23    Consent of PricewaterhouseCoopers, LLP (a)
       27    Financial Data Schedule (a)
   (a) Incorporated herein
   (b) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192
   (c) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839
   (d) Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
   (e) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995
   (f) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996
   (g) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996
   (h) Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996
   (i) Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996
   (j) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997
   (k) Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997
   (l) Incorporated by reference to the Company's Report on Form 8-K dated January 13, 1998
   (m) Incorporated by reference to the Company's Report on Form 8-K dated March 16,1998

(B)Reports on Form 8-K.

   None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MARKETING SERVICES GROUP, INC.
                         (Registrant)


                         By:/s/ J. Jeremy Barbera
                         ------------------------
                            J. Jeremy Barbera
                            Chairman of the Board and Chief Executive Officer

                         Date:   September  25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date
---------                   -----                             ----


/s/ J. Jeremy Barbera       Chairman of the Board and         September 25, 1998
---------------------       Chief Executive
J. Jeremy Barbera Officer   (Principal Executive Officer)


/s/ Cindy H. Hill           Chief Financial Officer(Principal September 25, 1998
-----------------           Financial and Accounting Officer)
Cindy H. Hill


/s/ Alan I. Annex           Director and Secretary            September 25, 1998
-----------------
Alan I. Annex


/s/ James G. Brown          Director                          September 25, 1998
------------------
James G. Brown


/s/ S. James Coppersmith    Director                          September 25, 1998
------------------------
S. James Coppersmith


/s/ John T. Gerlach         Director                          September 25, 1998
-------------------
John T. Gerlach


/s/ Seymour Jones           Director                          September 25, 1998
-----------------
Seymour Jones

/s/ Michael E. Pralle       Director                          September 25, 1998
---------------------
Michael E. Pralle


/s/ C. Anthony Wainwright   Director                          September 25, 1998
-------------------------
C. Anthony Wainwright


The foregoing constitute all of the Board of Directors.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                               [Items 7 and 13(a)]


      (1)FINANCIAL STATEMENTS:                                Page
      ------------------------                                ----

         Report of Independent Accountants                     26

         Consolidated Balance Sheet as of June 30, 1998        27

         Consolidated Statements of Operations
            Years Ended June 30, 1998 and 1997                 28

         Consolidated Statement of Stockholders' Equity
            Years Ended June 30, 1998 and 1997                 29

         Consolidated Statements of Cash Flows
            Years Ended June 30, 1998 and 1997                30-32

         Notes to Consolidated Financial Statements           33-45

                        REPORT OF INDEPENDENT ACCOUNTANTS



September 9, 1998

To the Board of Directors and
Stockholders of Marketing Services Group, Inc.:



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Marketing Services Group, Inc. and its Subsidiaries at June 30, 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.




                                  /s/ PRICEWATERHOUSECOOPERS LLP

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1998




ASSETS

Current assets:
   Cash and cash equivalents                          $  6,234,981
   Accounts receivable billed,
    net of allowance
    for doubtful accounts of $421,861                   12,606,468
   Accounts receivable unbilled                          3,259,437
   Other current assets                                    724,032
                                                       -----------
     Total current assets                               22,824,918
Property and equipment at cost, net                      1,645,957
Intangible assets at cost, net                          24,771,045
Other assets                                               539,507
                                                           -------

     Total assets                                      $49,781,427
                                                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Short-term borrowings                               $ 2,522,306
   Accounts payable-trade                               11,420,386
   Accrued expenses and other current liabilities        1,653,871
   Current portion of capital lease obligations            117,911
   Current portion of long term obligations              1,317,540
   Related party payable                                   780,000
                                                           -------

     Total current liabilities                          17,812,014
                                                        ==========

Capital lease obligations, net of current portion           87,250
Long-term obligations, net of current portion              116,667
Preferred dividends payable                                617,328
Other liabilities                                           72,937
                                                            ------
     Total liabilities                                  18,706,196
                                                        ----------

Redeemable convertible preferred stock  -
   $.01 par value; 150,000 shares authorized;
   50,000 shares of Series D convertible preferred
   stock issued and outstanding                         13,749,973
                                                        ----------

Commitments
Stockholders' equity:
   Common stock - $.01 par value; 75,000,000
     authorized; 13,098,510 shares issued                  130,985
   Additional paid-in capital                           29,612,816
   Accumulated deficit                                 (12,283,074)
   Less 11,800 shares of common stock
     in treasury, at cost                                 (135,469)
                                                          --------

     Total stockholders' equity                         17,325,258
                                                        ----------

     Total liabilities and stockholders' equity        $49,781,427
                                                       ===========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997


                                               1998                     1997
                                               ----                     ----

Revenues                                    $51,174,063              $24,144,874
                                            -----------              -----------
Operating costs and expenses:
  Salaries and benefits                      19,255,348               14,967,420
  Direct costs                               26,771,611                5,587,343
  Selling, general and administrative         4,240,805                3,585,972
  Compensation expense on option grants               -                1,650,000
  Restructuring costs                                 -                  958,376
  Depreciation and amortization               1,486,106                  969,594
                                              ---------                  -------

    Total operating costs and expenses       51,753,870               27,718,705

    Loss from operations                       (579,807)             (3,573,831)

Other expense:
  Discounts on warrant exercises                      -                (113,137)
  Withdrawn public offering costs                     -              (1,179,571)
  Interest expense and other, net              (185,967)               (401,184)
                                               --------                --------

  Total                                        (185,967)             (1,693,892)
                                               --------              ----------

  Loss before income taxes                     (765,774)             (5,267,723)
  Provision  for income taxes                   (14,704)               (109,373)
                                                -------                --------

  Net loss                                  $  (780,478)          $  (5,377,096)
                                            ===========           =============


Net loss attributable to
  common stockholders*                      $(4,724,480)          $ (20,199,038)
                                            ===========           =============

Net loss per common share,
  basic and fully diluted                       $  (.37)               $  (2.85)
                                                =======                ========


Weighted average common shares outstanding   12,892,323                7,089,321
                                             ==========                =========



* The twelve months ended June 30, 1998 include the impact of dividends on stock for (a) a non-cash, non-recurring beneficial conversion feature of $3,214,400;
(b) $152,512 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $464,816 in cumulative undeclared dividends; and (d) $112,274 of periodic non-cash accretions on preferred stock.

The twelve months ended June 30, 1997 include the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; (c) periodic non-cash accretions on preferred stock; and (d) $5 million in discounts on warrant exercises.



The accompanying notes are an integral part of the Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JUNE 30, 1998 AND 1997

                                                                      Additional
                                                 Common Stock           Paid-in       Accumulated     Treasury Stock
                                                Shares   Amount         Capital         Deficit       Shares   Amount       Totals
                                                ------   ------         -------         -------       ------   ------       ------

Balance July 1, 1996                          3,198,534  $31,985     $13,173,520    $(6,125,500)   (11,800) $(135,469)   $6,944,536

Shares issued upon exercise of options            7,925       79             (79)
Purchase of warrants by consultants                                       81,000                                             81,000
Accretion of redeemable convertible
     preferred stock                                                    (806,425)                                          (806,425)
Issuance of restricted shares for
     SD&A earn-out                               96,748      967         424,033                                            425,000
Non-recurring issuance of options for
     compensation of executive officers                                1,650,000                                          1,650,000
Issuance of common stock for acquisition
of Metro Services Group                       1,814,000   18,140       7,237,860                                          7,256,000
Recapitalization:
   Conversion of 6,200 shares of Series B
   redeemable convertible preferred stock
   into common                                2,480,000   24,800       1,661,288                                          1,686,088
Accretion on repurchase of 2,000 shares
   of Series C redeemable preferred stock                               (573,305)                                          (573,305)
Issuances of restricted stock in exchange
   for warrants                                 600,000    6,000          (6,000)
Issuances of restricted stock for accrued
   interest on Series B&C redeemable
   convertible preferred stock                   88,857      889         144,864                                            145,753
Issuances of restricted shares upon exercise
   of discounted warrants                     3,152,500   31,526       2,033,600                                          2,065,126
Discounts granted on exercise of warrants                                113,137                                            113,137
Issuances of warrants to consultants                                      76,000                                             76,000
Net loss                                                                             (5,377,096)                         (5,377,096)
                                            ----------   -------      ----------    ------------   -------   --------     ----------
Balance June 30, 1997                       11,438,564   114,386      25,209,493    (11,502,596)   (11,800)  (135,469)   13,685,814

Shares issued upon exercise of options           4,135        41           8,229                                              8,270
Issuances of warrants to consultants                                      19,500                                             19,500
Issuances of common stock for SD&A earn-out    139,178     1,392         423,608                                            425,000
Issuance of common stock for acquisition
   of Pegasus Internet                         600,000     6,000       1,794,000                                          1,800,000
Conversion of $1.7 million of convertible
   debt to common stock, net of discount
   and stock issuance costs                    694,411     6,944       1,629,228                                          1,636,172
Sale of Series D Preferred Stock,
   net of stock issuance costs                                         3,474,982                                          3,474,982
Dividend for non-cash, non-recurring
   beneficial conversion feature                                      (3,214,400)                                        (3,214,400)
Issuance of common stock for acquisition
   of  Media Marketplace, Inc.                 222,222     2,222         997,778                                          1,000,000
Adjustment to conversion ratio for
   redeemable convertible preferred stock                               (152,512)                                          (152,512)
Cumulative undeclared dividends for
   redeemable convertible preferred stock                               (464,816)                                          (464,816)
Accretion of redeemable convertible
   preferred stock                                                      (112,274)                                          (112,274)
Net loss                                                                               (780,478)                           (780,478)
                                            ----------  --------     -----------   ------------    -------  ---------    -----------

Balance June 30,1998                        13,098,510  $130,985     $29,612,816   $(12,283,074)   (11,800) $(135,469)  $17,325,258
                                            ==========  ========     ===========   ============    =======  =========   ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                    MARKETING SERVICES GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 1998 AND 1997

                                                         1998           1997
                                                         ----           ----
Operating activities:
   Net loss                                           $(780,478)    $(5,377,096)
   Adjustments to reconcile loss to net cash
     used in operating activities:
       Gain on sale of land                                   -         (90,021)
       Depreciation                                     412,212         250,194
       Amortization                                   1,073,894         719,400
       Loss on disposal of assets                             -          35,640
       Discounts on exercise of warrants                      -         113,137
       Compensation  expense on option  grants                -       1,650,000
       Accretion on note payable and
         redeemable stock                                37,555         161,597
       Warrant issuances to  consultants
         and creditors                                   19,500         152,000
       Promissory  notes issued for settlement
         agreements                                           -         499,524
       Bad debt expense                                  70,170               -
   Changes in assets and liabilities net of
     effects from acquisitions:
       Accounts receivable                             (487,516)       (483,959)
       Other current assets                            (398,413)       (119,263)
       Other assets                                    (362,671)       (144,237)
       Trade accounts payable                        (1,240,126)       (312,493)
       Accrued expenses and other liabilities          (230,616)        281,539
                                                      ---------         -------

   Net cash used in operating activities             (1,886,489)     (2,664,038)
                                                     ----------      ----------
Investing activities:
   Proceeds from sale of land                                 -         860,443
   Acquisition of MMI, net of cash acquired
     of $340,550                                     (5,691,172)              -
   Acquisition of Metro, net of cash acquired
     of $349,446                                              -         207,327
   Acquisition of Pegasus, net of cash acquired
     of $43,811                                        (277,692)              -
   Earn-out relating to acquisition of SD&A            (425,000)              -
   Purchases of property and equipment                 (287,529)       (489,846)
   Purchase of note receivable                         (600,000)              -
                                                       --------        --------

   Net cash provided by (used in)
     investing activities                            (7,281,393)        577,924
                                                    -----------         -------
Financing activities:
   Proceeds from sale of convertible preferred
     stock, net of issue costs of $1,101,719         13,898,280               -
   Net proceeds  from credit  facilities                860,598               -
   Proceeds from exercise of stock options                8,271       2,065,125
   Proceeds  from  convertible  notes payable                 -       2,200,000
   Proceeds from issuances of warrants                        -           5,000
   Repayment of land  option                                  -        (150,000)
   Proceeds from bank loans and credit facilities             -       1,686,546
   Repayments of bank loans and credit facilities             -        (524,838)
   Payment on promissory notes                                -         (51,889)
   Repayments of note payable                          (330,095)     (1,000,000)
   Principal payments under capital lease obligation    (96,537)        (41,195)
   Repayments of acquisition debt                    (1,866,666)       (566,667)
                                                     ----------        --------

   Net cash provided by financing activities         12,473,851       3,622,082
                                                     ----------       ---------

Net increase in cash and cash equivalents             3,305,969       1,535,968
   Cash and cash equivalents at beginning of year     2,929,012       1,393,044
                                                      ---------       ---------

Cash and cash equivalents at end of year             $6,234,981      $2,929,012
                                                     ==========      ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.

Supplemental disclosures of cash flow data:          1998          1997
-------------------------------------------          ----          ----
     Cash paid during the year for:
        Interest                                  $ 439,264    $  243,482
        Financing charge                         $1,101,719    $  154,000
        Income tax paid                            $ 45,019    $   45,154


Supplemental schedule of non cash investing and financing  activities
-----------------------------------------------------------------------

For the year ended June 30, 1998:

As a result of the sale of $15,000,000 of redeemable convertible preferred stock and warrants to General Electric Capital Corporation, more fully described in
Note 10, the Company has recorded the following non-cash preferred dividends as of June 30, 1998: (a) $3,214,400 non-cash, non-recurring beneficial conversion feature; (b) $152,512 adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $464,816 cumulative undeclared dividends; and (d) $112,274 of period, non-cash accretions on preferred stock.

Effective December 1, 1997, the Company issued 222,222 shares of its common stock and paid $6,000,000 in cash to acquire 100% of the outstanding capital stock of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

         Working  capital, other than cash                        $  85,928
         Costs incurred for acquisition                              87,475
         Property and equipment                                    (204,436)
         Costs in excess of net assets of acquired companies     (6,691,964)
         Non-current liabilities                                     31,825
         Common stock issued                                      1,000,000
                                                                  ---------

                                                                $(5,691,172)
                                                                ===========


Convertible debt and accrued interest with an aggregate principal amount of $1,700,000 was converted into 694,411 shares of common stock. Unamortized deferred financing costs relating to the convertible debt in the amount of $99,857 were written off to paid in capital upon conversion.

Capital lease obligations of $142,231 were incurred for the leasing of certain equipment and automobiles.

Property and equipment in the amount of $626,356 were acquired through the foreclosure on a note receivable.

The Company issued 139,178 shares of common stock, valued at $425,000, as an earn-out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1997. The Company increased intangible assets by $780,000 and $91,112 due to an earn-out payment paid to the former owner of SD&A for the achievement of defined results of operations for the fiscal year ended June 30, 1998 and 1997, respectively.

On July 1, 1997, the Company issued 600,000 shares of its common stock and paid $200,000 in cash to acquire 100% of the outstanding stock of Pegasus Internet, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

         Working capital, other than cash                        $  117,214
         Property and equipment                                     (53,834)
         Costs in excess of net assets of acquired company       (2,141,072)
         Common stock issued                                      1,800,000
                                                                  ---------

                                                                 $ (277,692)
                                                                 ==========

For the year ended June 30, 1997:

Additional shares of common stock for the amount of 7,925 were issued upon exercise of stock options for 15,000 shares, using 7,075 outstanding shares as payment of the exercise price.

The Company issued 96,748 shares of common stock, valued at $425,000, as an earn-out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1996.

Two former members of executive management were granted stock options for 600,000 shares of common stock as part of their employment agreements. Compensation expense of $1,650,000 was recognized for the difference between the exercise price and the fair market value at date of grant.

The accompanying notes are an integral part of the Consolidated Financial Statements.

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

         Working  capital, other than cash                       $  389,310
         Property and equipment                                    (242,726)
         Other assets                                               (50,000)
         Costs in excess of net assets of acquired company       (8,236,046)
         Long-term debt, discounted                                 943,806
         Other liabilities                                          146,983
         Common stock issued                                      7,256,000
                                                                  ---------

                                                                 $  207,327
                                                                 ==========

The Company issued 3,168,857 shares of its common stock and $1,000,000 face value in debt as part of a recapitalization. 6,200 shares of Redeemable Series B Preferred Stock were converted into 2,480,000 common shares; 2,000 shares of Redeemable Series C Preferred Stock were repurchased for $1,000,000 in notes; warrants for 3,000,000 shares were exchanged for 600,000 common shares and $145,753 in accrued interest was converted into 88,857 common shares. Interest expense for fiscal 1997 was $128,264 (see Note 11).

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

The Company made prepayments on a portion of discounted long-term debt to a former owner of Metro Services Group, Inc., in non-cash accretion of $23,810 on the discounted debt and goodwill. Accretion of the discount on the unpaid notes was $33,333.

Intangible assets were increased by $758,888, payable half in common stock and half in cash to the former owner of SD&A as additional consideration resulting from SD&A's achievement of defined results of operations, during fiscal 1997.

The Company issued warrants to acquire common stock for consulting services valued at $152,000.

On July 1, 1997, the Company consummated an agreement to purchase Pegasus Internet, Inc. At June 30, 1997, the Company had accrued $80,000 in unpaid acquisition costs.


The accompanying notes are an integral part of the Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION:
--------------------------

The consolidated financial statements include the accounts of Marketing Services Group, Inc. and its wholly-owned subsidiaries. ("MSGI" or the "Company"). Operating Subsidiaries include: Alliance Media Corporation; Stephen Dunn & Associates ("SD&A"); Metro Direct, Inc.; Pegasus Internet, Inc.; Media
Marketplace, Inc.; Media Marketplace Media Division Inc.; Metro Fulfillment, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The Company provides direct marketing and database marketing, telemarketing and telefundraising, media planning and buying, online consulting and commerce, Web design and interactive fulfillment services. Substantially all of the Company's business activity is conducted with customers located within the United States and Canada.

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


2.  SIGNIFICANT ACCOUNTING POLICIES:
------------------------------------

Cash and Cash Equivalents:
Highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Property and Equipment:
Property and equipment are stated at cost. Depreciation and amortization, which includes the amortization of assets recorded under capital leases, are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

         Equipment........................5 years
         Furniture and fixtures...........2 to 7 years
         Computer equipment and software..3 to 5 years

Leasehold improvements are amortized, using the straight-line method, over the shorter of the estimated useful life of the asset or the term of the lease.

The  costs of  additions  and  betterments  are  capitalized,  and  repairs  and maintenance are expensed as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and resulting gains or losses are recognized in current operations.

Intangible Assets:
Intangible assets consist of covenants not to compete, proprietary software, and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets are amortized under the straight-line method over the period of expected benefit of 3- 40 years.

The Company assesses the recoverability of its intangible assets by determining whether the amortization of the unamortized balance over its remaining life can be recovered through projected future cash flows (undiscounted and without interest charges). If projected future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate. Cash flow projections are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. No impairment has been recognized in the accompanying financial statements.

Amortization expense during the years ended June 30, 1998 and 1997 was approximately $1,074,000, and $719,000, respectively. Accumulated amortization as of June 30, 1998 was approximately $2,217,000.

Revenue recognition:
Revenues derived from direct marketing and database marketing are recognized when services have been fully performed and completed (the "Service Date"), but does not bill for such services, in accordance with industry practices, until all services relating to a client's campaign, including services to be performed by unrelated third parties, have been completed. The client's obligation to pay for its completed services is not contingent upon completion of the services to be performed by these unrelated third parties. In any event, clients are billed no later than a predetermined mailing date for their respective campaigns, which date is generally not more than thirty days after the Service Date. Unbilled receivables represent the portion of revenues recognized in excess of revenues billed in accordance with this practice.

Revenues derived from telemarketing and telefundraising are recognized when pledged cash is received for on-site campaigns and when services are provided for off-site campaigns. Revenues derived from media planning and buying is recognized when services are performed. Revenues derived from online consulting and commerce and Web design products are recognized when services are performed. Revenues derived from fulfillment services are recognized when products are shipped. Deferred revenue represents billings in excess of revenue recognized.

Income taxes:
The Company recognizes deferred taxes under the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing. A significant portion of cash balances are maintained with one financial institution and may, at time, exceed insurable amounts. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

Earnings (loss) per share:
In October 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement eliminates the presentation of primary EPS and requires the presentation of basic EPS (the principal difference being that common stock equivalents are not considered in the computation of basic EPS). It also requires the presentation of diluted EPS which gives effect to all dilutive common shares that were outstanding during the period. Earnings per share for all prior periods presented have been restated.

Employee stock-based compensation:
The accompanying financial position and results of operations for the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting for stock-based compensation, have been included in Note 12.

Reclassifications:
Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.


3.  ACQUISITIONS
----------------

Media Marketplace, Inc:

Effective December 1, 1997, the Company entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock (the "Shares") of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI"). The total cost of the acquisition was $7,294,197, consisting of a cash purchase price of $6,000,000, an aggregate of 222,222 restricted shares of common stock of MSGI, par value $.01 per share, at an agreed upon price of $4.50 per share, assumption of a note payable of $150,000 and transaction and other costs aggregating $144,197. The cost of the acquisition was allocated to the assets acquired and liabilities assumed, based upon their estimated fair values, as follows:

        Working capital               $   429,622
        Property and equipment            204,436
        Non-current liabilities           (31,825)
        Intangible assets               6,691,964
                                      -----------
                                       $7,294,197
                                       ==========

The estimated fair value of the intangible assets are being amortized by the straight-line method over their estimated useful lives ranging from three to forty years.

As part of the acquisition, the agreement includes an earn-out payment of up to $1,000,000 a year for each fiscal year ending June 30, 1999, 2000 and 2001, adjustable forward to apply to the next fiscal year if no earn-out payment is due for one such year. The earn-out payments are contingent upon MMI meeting (a) targeted earnings as defined in the agreement and (b) targeted billings of MSGI subsidiaries and affiliates for electronic data processing services for clients originally introduced by MMI.

MMI was founded in 1973 and specializes in providing list management, list brokerage and media planning and buying services to national publishing and fundraising clients in the direct marketing industry, including magazines, continuity clubs, membership groups and catalog buyers.

Pegasus Internet, Inc:

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

Metro Direct, Inc.:

Effective October 1, 1996, the Company acquired all of the outstanding common shares of Metro Services Group, Inc., renamed Metro Direct, Inc. ("Metro"). In exchange for all of the then outstanding shares of Metro, the Company issued 1,814,000 shares of its common stock valued at $7,256,000 and promissory notes (the "Notes") totaling $1,000,000. The Notes, which have a stated interest rate of 6%, were discounted to $920,000, (adjusted to $944,000 as of June 30, 1997, subsequent to an April payment) to reflect an estimated effective interest rate of 10%. The Notes were due and payable, together with interest thereon, on June 30, 1998, and were convertible on or before maturity, at the option of the holder, into shares of common stock at a conversion rate of $5.38 per share. In April 1997, $100,000 of the Notes were repaid, in July 1997, $400,000 were repaid, and in January 1998, the remaining $500,000 of principal was repaid. These early repayments resulted in an increase to intangible assets of approximately $11,000 for the unamortized premium.

The purchase price was allocated to assets acquired based on their estimated fair value. This treatment resulted in approximately $7.3 million of costs in excess of net assets acquired, after recording covenants not to compete of $650,000 and proprietary software of $250,000. Such excess is being amortized over the expected period of benefit of forty years. The covenants and software are amortized over their expected benefit periods of three and five years, respectively.

Effective July 1, 1997, the Company entered into agreements to extend the covenants-not-to-compete with the former Metro principals from three years to six years. Accordingly, the amortization period was extended prospectively. The impact of the extended amortization was a reduction of $124,000 of expense in the year ended June 30, 1998.

These acquisitions were accounted for using the purchase method of accounting. Accordingly, the operating results of these acquisitions are included in the results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if Metro and MMI had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, dividends on preferred stock and increased interest on acquisition debt. The pro forma net loss for the year ended June 30, 1997, does not include the non-cash compensation expense of $1.7 million recorded on the grant of options in September, 1996, as well as the $1.2 million in withdrawn offering costs and $1.0 million in restructuring costs, as discussed in notes 12, 15 and 16, respectively.

                                            Supplemental
                                       Pro forma information
                                     For the year ended June 30,
                                             Unaudited

                                          1998            1997
                                          ----            ----
          Revenues                    $68,505,000    $ 58,003,000
          Net loss                    $  (598,000)   $ (1,349,986)
          Net loss to common          $(2,016,000)   $(17,460,480)
          Loss per common share,
            basic and fully diluted         $(.16)         $(2.25)

The unaudited pro forma information is provided for information purposes only. It is based on historic information and is not necessarily indicative of future results of operations of the combined entities.


4.  PROPERTY AND EQUIPMENT:
---------------------------

Property and  equipment  at June  30,  1998  consist  of the  following:

       Office furnishings and equipment                1,937,144
       Assets under capital leases                       303,723
       Leasehold improvements                            208,879
                                                         -------
                                                       2,449,746
       Less accumulated depreciation and
         amortization                                   (803,789)
                                                        --------

                                                       $1,645,957
                                                       ==========

Assets under capital leases as of June 30, 1998, consist of $26,243 for automobiles and $277,480 for computer and related equipment. Accumulated amortization for assets under capital leases was $127,583 as of June 30, 1998.

Depreciation expense was $412,212 and $250,194 for the years ended June 30, 1998 and 1997, respectively.


5.  INTANGIBLE ASSETS:
----------------------

Intangible assets at June 30, 1998, consist of the following:

           Covenants not to compete                 $  1,650,000
           Proprietary software                          350,000
           Goodwill                                   24,208,394
                                                      ----------
                                                      26,208,394
           Less accumulated amortization              (2,217,349)
                                                      ----------

                                                     $23,991,045
                                                     ===========

The increase in intangible assets during 1998 was due to the costs in excess of net assets acquired in the Media Marketplace, Inc. and Pegasus acquisitions, as well as recording a contingent payment of $780,000 and $91,112 due to the former owner of SD&A subsequent to the achievement of defined results of operations of SD&A during the years ended June 30, 1998 and 1997, respectively. In addition, certain loans to former owners were prepaid during the year ended June 30, 1998 and goodwill was increased for $29,712 due to the unamortized discount.


6.  SHORT TERM BORROWINGS:
--------------------------

In August 1997, SD&A entered into a two-year renewable credit facility with a lender for a line of credit commitment of up to a maximum of $2,000,000, collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at June 30, 1998) plus 1 1/2% with a minimum annual interest requirement of $80,000. The facility has an annual fee of 1% of the available line. The facility has tangible net worth and working capital covenants. The proceeds of the credit facility were used to fully pay the prior outstanding bank line and SD&A seller note payable. As of June 30, 1998, SD&A had drawn $1,517,182 on the line.

In April 1997, Metro entered into a two-year renewable revolving credit facility with a lender for a line of credit commitment of up to a maximum of $1,500,000, collateralized by its accounts receivable. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at June 30, 1998) plus 1 1/2%, with a minimum annual interest requirement of $60,000. The facility has an annual fee of 1% of the available line. As of June 30, 1998, Metro had drawn $1,005,124 on the line. The facility has tangible net worth and working capital covenants.


7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:
---------------------------------------------------

Accrued expenses as of June 30, 1998 consisted of the following:

           Salaries and benefits                        $962,048
           Professional fees                            $236,703
           Other                                         455,120
                                                         -------

           Total                                      $1,653,871
                                                      ==========

8.  LONG TERM OBLIGATIONS:
--------------------------

Long term obligations as of June 30, 1998 consist of the following:

          6% Convertible notes (a)                   $   500,000
          Promissory notes to former shareholder
            of SD&A (b)                                  816,667
          Promissory notes to former executives,
            net of unamortized discount (c)              117,540
                                                         -------

          Total                                        1,434,207
          Less:  Current portion                      (1,317,540)
                                                      ----------

          Total long term obligations                $   116,667
                                                     ===========

(a)In April 1997, the Company obtained $2,046,000, net of fees, from the private placement of 6% convertible notes, with a face value of $2,200,000. The notes are payable with interest on April 15, 1999, if not previously converted. The notes are convertible at the option of the holder, into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common

   Stock during the last five trading days prior to conversion. During fiscal 1998, $1,700,000 face value of the notes, plus interest, was converted into 694,412 shares.

(b)Payable at $58,333 per month, plus interest at 8%.

(c)The notes are payable in equal monthly installments of $30,000 (see note 16).

Aggregate  future  annual  maturities  for all  long-term  debt are as  follows:
$1,359,667 in fiscal year 1999 and $117,833 in fiscal year 2000.


9.  COMMITMENTS AND CONTINGENCIES:
----------------------------------

Leases: The Company leases its corporate office space and equipment under non-cancelable long term leases. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 1998 are as follows:

                        Operating Leases    Capital Leases
                        ----------------    --------------
           1999         $   782,856            $129,378
           2000             724,360              61,560
           2001             731,288              25,270
           2002             618,827               5,615
           2003             222,369                   -
                            -------             -------

                         $3,079,700             221,823
                         ==========
Less interest                                    16,662
                                                 ------

Present value of capital lease obligation     $ 205,161
                                              =========


Rent expense was approximately $646,000 and $445,000, for fiscal years ended 1998 and 1997, respectively. Total rent paid to a former subsidiary owner during 1998 and 1997 was approximately $142,100, and $138,000, respectively.


10.  PREFERRED STOCK:
---------------------

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a purchase agreement (the "Purchase Agreement") providing for the purchase by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) warrants to purchase up to 10,670,000 shares of
Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock is convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. As of March 31, 1998, the conversion rate was approximately 89.02, resulting in the beneficial ownership by GE Capital of 4,451,177 shares of Common Stock. On an as-converted basis, the Convertible Preferred Stock represents approximately 24% of the issued and outstanding shares of Common Stock. The Warrants are exercisable in November 2001 and are subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrants or upon occurrence of a qualified secondary offering, as defined.

The Company has recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the warrants and is being amortized into dividends using the "interest method" over the redemption period. Approximately $112,000 of such discount was included as a dividend for the year ended June 30, 1998. In addition, the Company recorded a non-cash, non-recurring dividend of $3,214,400 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.

The Convertible Preferred Stock is convertible at the option of the holder at any time and at the option of the Company (a) at any time the current market price, as defined, equals or exceeds $8.75 per share, subject to adjustments, for at least 20 days during a period of 30 consecutive business days or (b) upon the occurrence of a qualified secondary offering, as defined.

Dividends are cumulative and accrue at the rate of 6% per annum, adjusted upon event of default. The Convertible Preferred Stock is mandatorily redeemable for $300 per share, if not previously converted, on the sixth anniversary of the original issue date and is redeemable at the option of the holder upon the occurrence of an organic change in the Company, as defined in the Purchase Agreement. As of June 30, 1998, approximately $620,000 was accrued for dividends in arrears.

The Purchase Agreement contains, among other provisions, requirements for maintaining certain minimum tangible net worth, as defined, and other financial ratios and restrictions on payment of dividends.


11.  RECAPITALIZATION:
----------------------

On December 23, 1996 the Company and certain of its security holders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bore interest at a rate of 8% per annum were paid in full in April, 1997; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock were exchanged for 600,000 shares of Common Stock. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996.

Prior to the recapitalization, the Company recorded dividends in fiscal 1997 of $806,425 to its preferred stockholders to accrete the value assigned to the stock at June 6, 1996 (date of sale) up to its convertible value at June 6, 1998 (date of automatic conversion prior to the recapitalization).


12.  STOCKHOLDERS' EQUITY:
--------------------------

Effective February 8, 1998, the shareholders and Board of Directors approved an increase in the number of authorized shares of common stock, from 36,250,000 to 75,000,000 and the number of preferred shares from 50,000 to 150,000.

In August 1996, consultants paid $5,000 for warrants valued at $81,000, as per consulting agreements.

During fiscal year end 1998 and 1997, the Company issued 139,178 and 96,748 shares of common stock, respectively as additional earn-out payments resulting from SD&A's achievement of defined results of operations for fiscal 1997 and 1996.

In March 1997, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices. The Company recognized the dates of acceptance as new measurement dates and, accordingly, recorded non-cash charges totaling $5.1 million in March 1997, to reflect the market value of the discounts. Of the total, $113,000 was charged directly to expense as the underlying transaction was debt related, and the remainder was charged directly to stockholders' equity.

In May and June 1997, the Company issued warrants for 240,000 shares of common stock valued at $76,000 to three consultants for financial advisory services.

As of June 30, 1998, the Company has 597,234 warrants outstanding to purchase shares of common stock at prices ranging from $2.50 to $8.00. All outstanding warrants are currently exercisable.

Stock Options: The Company has a non-qualified stock option plan for key employees, officers, directors and consultants to purchase 3,150,000 shares of common stock. The Plan is administered by the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and exercisability of the options. In no event shall an option expire more than ten years after the date of grant.

The following summarizes the stock option transactions under the 1991 Plan for the two years ended June 30, 1998:

                                           Number      Option Price
                                         of Shares       Per Share
                                         ---------       ---------

        Outstanding at July 1, 1996       524,807

        Granted                         1,117,000      $2.50 to $3.00
        Exercised                         (15,000)         $2.625
        Canceled                          (40,060)     $2.00 to $2.50
                                         --------

        Outstanding at June 30, 1997    1,586,747

        Granted                         1,302,100      $2.825 to $6.00
        Exercised                          (4,135)          $2.00
        Canceled                          (93,132)     $2.00 to $16.00
                                          -------

        Outstanding at June 30, 1998    2,791,580
                                        =========

In fiscal year end June 30, 1997, the Company recorded a non-cash charge of $1,650,000 to compensation expense for the difference between market price and exercise price for options granted to certain members of company management.

In addition to the Plan, the Company has other option agreements with current and former officers, directors, employees and owners of an acquired Company. The following summarizes transactions outside the 1991 Plan for the two fiscal years ended June 30, 1998:

                                         Number        Option Price
                                        of Shares        Per Share
                                        ---------        ---------

        Outstanding at July 1, 1996         2,250
        Granted                         1,000,000     $2.625 to $3.50
                                        ---------

        Outstanding at June 30, 1997    1,002,250
        Canceled                           (2,250)         $16.00
                                           ------

        Outstanding at June 30, 1998    1,000,000
                                        =========

As of June 30, 1998, 2,568,999 options are exercisable. The weighted average exercise price of all outstanding options is $3.04 and the weighted average remaining contractual life is 5.77 years. Except as noted below, all options granted in fiscal years 1998 and 1997 were issued at fair market value. At June 30, 1998, 358,420 options were available for grant.

Under SFAS No. 123, had the Company determined compensation cost based on the fair value at the grant date for its stock options, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:
                                                  Years ended June 30,
                                                  --------------------
                                                  1998            1997
                                                  ----            ----

     Net loss                   as reported     $(780,478)    $(5,377,096)
                                pro forma     $(2,798,152)    $(7,822,901)

     Net loss attributable to
       common stockholders      as reported   $(4,724,480)   $(20,199,038)
                                pro forma     $(6,742,154)   $(22,644,843)

     Earnings per share         as reported      $(.37)         $(2.85)
                                pro forma        $(.52)         $(3.19)

Pro forma net loss reflects only options granted in fiscal 1996 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, is not considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of four years, expected volatility of 50%, no dividend yield and a risk-free interest rate ranging from 5.23% to 6.61%.


13.  INCOME TAXES:
------------------

Income tax expense from continuing operations is as follows:

                                            Years Ended June 30,
                                            --------------------
                                            1998            1997
                                            ----            ----

          Current state and local          $14,704        $109,373
                                           =======        ========

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax loss from continuing operations follows:

                                            1998        1997
                                            ----        ----

        Statutory rate                      (34)%       (34)%
        Change in valuation allowance        13 %        34 %
        State income taxes, net of
           Federal benefit                    9 %         2 %
        Non-deductible expenses              36 %
        Non-taxable income                  (10)%
        Prior year tax benefit              (11)%
        Other                                (1)%
                                            -----        ----

        Effective rate                        2 %         2 %
                                              ===         ===

                                                    As of June 30,
                                                        1998
                                                        ----
       Deferred tax assets:
         Net operating loss carryforwards            1,810,178
         Compensation on option grants                 619,310
         Amortization of intangibles                   121,423
         Other                                         119,034
                                                       -------
       Total deferred tax assets                     2,669,945

       Valuation allowance                          (2,669,945)
                                                    ----------
       Net deferred tax assets                      $        -
                                                    ==========


The Company has a net operating loss of approximately $5,320,000 available which expires from 2008 through 2013. These losses can only be offset with future income and are subject to annual limitations.


14.  RELATED PARTY TRANSACTIONS:
--------------------------------

A director and the secretary of the Company, is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $176,000 and $110,000 during fiscal 1998 and 1997, respectively.

During fiscal 1997, two directors purchased warrants for 50,000 common shares each, for $2,500 each pursuant to consulting agreements entered into prior to their appointments.


15.  WITHDRAWAL OF REGISTRATION STATEMENT:
------------------------------------------

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


16.  RESTRUCTURING COSTS:
-------------------------

During the year ended June 30, 1997, the Company effected certain corporate restructuring steps, including the decision to reduce corporate staffing and related administrative costs, as well as making two executive management changes. In this connection, restructuring expenses of $986,000 were recorded, including $44,000 in estimated office restructuring costs and $942,000 in executive management and other settlement costs. The executive management settlement agreements include two non-interest bearing promissory notes with face values of $290,000 and $250,000, respectively, payable in equal installments over eighteen months starting in May 1997. These notes have been discounted to $268,000 and $231,000, respectively, to reflect effective interest rates of 10%.

17. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
--------------------------------------------------------

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. An enterprise that has no items of other comprehensive income in any period presented is not required to report comprehensive income. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Management does not believe that the adoption of SFAS 130 will have a material impact on the Company's financial statements.

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

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 Reporting on the Costs of Start-Up Activities (SOP 98-5), which is required to be adopted by the Company in fiscal 1999, SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. Management believes that the implementation of SOP 98-5 will result in a one-time charge of $120,000 on the date of adoption which will be reported as a cumulative effect of a change in accounting principle.


18.  EARNINGS PER SHARE:
------------------------

The following schedule lists the effect of securities that could potentially dilute basic EPS in the future. Such securities were not included in the computation of diluted EPS, as they are antidilutive as a result of net losses during the periods presented.
                                                    Year ended
                                                     June 30,
                                                     --------
                                                 1998        1997
                                                 ----        ----

Convertible preferred stock ...............   4,451,117

Options and warrants with exercise prices
  below average market price computed
  using the treasury stock method .........   1,138,264   3,027,624

Convertible notes and interest ............     211,506     896,338

Options and warrants outstanding to purchase 697,037 shares of common stock at exercise prices above the average market price of the common stock during the year ended June 30, 1998 were not included in the above table, as the effect would be antidilutive.


19.  EMPLOYEE RETIREMENT SAVINGS PLAN (401K):
---------------------------------------------

Certain subsidiaries sponsor a tax deferred retirement savings plan ("401(k) plan") which permits eligible employees to contribute varying percentages of their compensation up to the limit allowed by the Internal Revenue Service.

Certain subsidiaries matches employees' contributions to a maximum of 2% of the employee's salary. Matching contributions charged to expense were $ 48,822 and $23,353 for the fiscal years ended June 30, 1998 and 1997, respectively.

Certain subsidiaries also provide for discretionary company contributions. Discretionary contributions charged to expense for the fiscal year end June 30, 1998 were $24,959. No discretionary contributions were incurred by the fiscal year ended June 30, 1997.