Form 10KSB/A
period 1998-06-30
MARKETING SERVICES GROUP INC
filed 1998-10-28
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB/A
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For  the transition period from ______________ to______________
                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                   88-0085608
               ------                                   ----------
    (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

        333 Seventh Avenue, 20th Floor
            New York, New York                           10001
            ------------------                           -----
   (Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code:              (212) 594-7688
                                                             --------------
Securities registered pursuant to Section 12(b) of the Act:       None
                                                             --------------
Securities registered pursuant to Section 12(g) of the Act:       None
                                                             --------------

                     Common Stock, par value $.01 per share
                                (Title of class)

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X   No
                                     ---    ---
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

As of October 19, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $29,755,934.

As of October 19, 1998, there were 13,023,005 shares of the Registrant's common stock outstanding.

Transitional  Small  Business Disclosure Format (check one):  Yes     No X
                                                                 ---    ---

Introduction
------------

On September 28, 1998, Marketing Services Group, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-KSB for its fiscal year June 30, 1998 (the "1998 Form 10-KSB"). The information called for by items 9, 10, 11 and 12 of Part III of Form 10-KSB was not included in the body of the 1998 Form 10KSB as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement with in such 120 day period, this Form 10-KSB/A amends the 1998 Form 10-KSB by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 9, 10, 11 and 12.


Item 9 - Executive Officers and Directors of the
         Registrant and Significant Employees
         ------------------------------------

The Company's executive officers, directors and significant employees and their positions with MSGI are as follows:

Name                   Age  Position
--------------------   ---  ----------------------------------------------------
J. Jeremy Barbera      42   Chairman of the Board of Directors,
                               Chief Executive Officer, President and
                               Chief Operating Officer
Cindy H. Hill          29   Chief Financial Officer
Scott Anderson         41   Vice President, Finance and Treasurer
Alan I. Annex          36   Director and Secretary
James Brown            33   Director
S. James Coppersmith   65   Director
John T. Gerlach        65   Director
Seymour Jones          67   Director
Michael E. Pralle      42   Director
C. Anthony Wainwright  65   Director
Robert M. Budlow       37   Vice President of MSGI and President of Metro Direct
Janet Sautkulis        42   Chief Operating Officer, Metro Direct
Krista Mooradian       32   President, SD&A
Thomas Scheir          45   Chief Operating Officer, SD&A
Stephen M. Reustle     43   President and Chief Executive Office,
                               Media Marketplace, Inc.
Brian Coughlan         30   President, Pegasus Internet, Inc.

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

Ms. Hill has been Chief Financial Officer of the Company since June 1, 1998, and was Corporate Controller of the Company from January to May 1998. Prior thereto, she was a manager in the Business Assurance Division of Coopers & Lybrand, LLP, where she was employed for the previous six years. Ms. Hill is a Certified Public Accountant

Mr. Anderson has been Vice President, Finance since June 1, 1998, Treasurer since May 1997 and was Chief Financial Officer from May 1996 to May 1998, Controller from May 1995 to May 1996 and a Director of the Company from May 1996 to August 1996. Prior thereto, from December 1994 to April 1995, he was associated with the accounting firm of Coopers & Lybrand L.L.P. and, from 1998 to 1994, he was manager in the assurance department of an affiliate of the accounting firm of Deloitte & Touche LLP. Mr. Anderson is a Certified Public Accountant.

Mr. Annex has been a Director and Secretary of the Company since May 1997. He has been a partner in the law firm of Camhy Karlinsky & Stein LLP since July 1995, where he practices corporate and securities law. Camhy Karlinsky & Stein LLP is the Company's legal counsel. From July 1994 to June 1995, Mr. Annex was Counsel to said firm. Prior thereto he was associated with Proskauer Rose, LLP. Mr. Annex is also a director of Pacific Coast Apparel, Inc.

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

Mr. Gerlach has been a Director of the Company since December 1997. He is presently Director of the graduate business program and an associate professor of finance at Sacred Heart University in Fairfield, CT. Previously, Mr. Gerlach was an Associate Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects; he was President and Chief Operating Officer of Horn & Hardart, supervising restaurant and mail order subsidiaries, including Hanover Direct; and he was the Founder and President of Consumer Growth Capital, a venture capital firm. Mr. Gerlach also serves as a director for Uno Restaurant Co.; SAFE Inc.; LB USA (subsidiary of a French company); Akona Corp.; the Board of Regents at St. John's University in Collegeville, MN; and is a member of an advisory board for the College of Business & Administration at Drexel University.

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

Ms. Mooradian has been President of SD&A since 1997. For the past five years, she has held various positions of increasing responsibility within SD&A.

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


Compliance with Section 16(A) of the Exchange Act
-------------------------------------------------

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 1998, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1998, except that Mr. Barbera, Mr. Pralle and Mr. Gerlach each made one late filing due to administrative timing errors on their part with respect to reporting repayment of convertible debt to Mr. Barbera and an initial filing upon being appointed to the Board of Directors for Messrs. Pralle and Gerlach.

Item 10 - Executive Compensation:
---------------------------------

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 1998:

                           SUMMARY COMPENSATION TABLE

                                Fiscal
                                 Year                              Securities
                                 Ended      Annual     Annual      Underlying
Name and Principal Position    June 30,   Salary ($)  Bonus($)   Options/SARs(#)
---------------------------    -------    ----------  --------   ---------------
J. Jeremy Barbera(1) (2)
Chairman of the Board,           1998      198,077                    50,000
    CEO, President & COO         1997      120,883                 1,000,000

Thomas Scheir(3)                 1998      175,000                     2,500
    Executive VP, SD&A           1997      154,521       60,000       40,000
                                 1996      128,461       60,000       12,500

Krista Mooradian(3)              1998      175,000                    29,625
    President, SD&A              1997      127,936       25,000       20,000
                                 1996       85,092       29,372        5,375

Robert N. Budlow(4)              1998      144,231
    President, Metro Direct      1997       93,750

Janet Sautkulis(4)               1998      144,231
    COO, Metro Direct            1997       93,750

Stephen Reustle(5)               1998      145,833
    President & CEO, MMI

----------
(1) Mr. Barbera was appointed Chairman of the Board, Chief Executive Officer, President and Chief Operating Officer effective March 31, 1997. Prior thereto, commencing with the October 1, 1996 acquisition of Metro, he was Vice President of MSGI and President and CEO of Metro. Pursuant to an employment agreement dated May 27, 1997, his annual salary increased from $150,000 to $250,000 through May 31, 1998. As of June 30, 1997, Mr.
    Barbera's salary reflects earnings for the nine months from the date of Metro's acquisition.

(2) During fiscal year end June 30, 1998, Mr. Barbera forgave all interest due him on a note payable and forgave an increase in his annual salary from May 27, 1997 to December 31, 1997. In consideration for this, the Board of Directors granted Mr. Barbera options to acquire 50,000 shares of Common Stock at the then current fair market price.

(3) During fiscal year end June 30, 1998, Mr. Scheir and Ms. Mooradian forgave an increase in their salaries from January 1, 1998 to June 30, 1998. Effective July 1, 1998, their salaries were increased in accordance with their respective employment agreements.

(4) The annual salaries for Mr. Budlow and Ms. Sautkulis are $125,000 each for 1997. Due to the acquisition of Metro on October 1, 1996, their annual compensation only reflects nine months of salary. During fiscal year end June 30, 1998, Mr. Budlow and Ms. Sautkulis forgave an increase in their salaries from October 1, 1997 to December 31, 1997. As of January 1, 1998, salaries were increased in accordance with their respective employment agreements.

(5) The annual salary for Mr. Reustle is $250,000 for 1998. Due to the acquisition of Media Marketplace, Inc. on December 7, 1997, his annual compensation only reflects seven months of salary.


STOCK OPTION GRANTS

The table below provides information relating to stock options granted to the Named Executive Officers during the fiscal year ended June 30, 1998.

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                 Individual Grant
                                 ----------------

                     Number of      % of Total       Exercise
                     Securities     Options/SARs     or Base
                     Underlying     Granted to       Price
                     Options/SARs   Employees in     ($ per       Expiration
Name                 Granted (#)    Fiscal Year(4)   share(5))    Date
----                 -----------    --------------   ---------    ----
J. Jeremy Barbera...   50,000            3.8%          4.6875       11/04

Thomas Scheir.......    2,500            .02%          4.1875       12/04

Krista Mooradian....   29,625(1)         2.3%          4.1875       12/04

Robert Budlow.......   55,000(2)         4.2%          4.1875       12/04

Janet Sautkulis.....   55,000(3)         4.2%          4.1875       12/04

----------
(1) Ms. Mooradian's options are exercisable as follows: 10,000 options are available for exercise immediately, 10,000 options become available in August 1998, with the remaining 9,625 options exercisable in August 1999.

(2) Mr. Budlow's options are exercisable as follows: 25,000 options are available for exercise immediately, 15,000 options become available in October 1998, with the remaining 15,000 options exercisable in October 1999.

 (3)Ms. Sautkulis' options are exercisable as follows: 25,000 options are available for exercise immediately, 15,000 options become available in October 1998, with the remaining 15,000 options exercisable in October 1999.

 (4)During the fiscal year ended June 30, 1998, all employees and all non-employee Directors of the Company received stock options for a total of 1,302,100 shares of Common Stock.

 (5)Exercise  price is the closing  price of the Common Stock as reported on The
    Nasdaq  SmallCap  Market  on  the  date  of  the  grant,   unless  otherwise
    identified.


AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 1998.

                     Number of Securities Underlying     Value of Unexercised
                        Unexercised Options/SARs      In-the-Money Options/ SARs
                         at Fiscal Year End (#)       at Fiscal Year End ($) (1)
Name                    Exercisable/Unexercisable      Exercisable/Unexercisable
----                    -------------------------      -------------------------
J. Jeremy Barbera..          716,667/333,333               278,001/139,000
Thomas Scheir......           55,000/0                      50,495/0
Krista Mooradian...           35,375/19,625                 23,989/0
Robert Budlow......           25,000/30,000                      0/0
Janet Sautkulis....           25,000/30,000                      0/0

----------
(1) Fair market value of $3.438 per share at June 30, 1998 was used to determine the value of in-the-money options.


COMPENSATION OF DIRECTORS

Commencing July 1, 1998, Directors who are not employees of the Company will receive an annual retainer fee of $10,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. Mr. Annex has indicated that since his firm acts as counsel to the Company he would waive the described cash retainer.

Pursuant to a resolution of the Board of Directors on May 27, 1997, non-employee members of the Board agreed to serve without cash compensation for fiscal 1998. It was agreed that each outside director be compensated with options to purchase 100,000 shares of common stock of the Company at an exercise price of $2.625 per share, with 50% immediately exerciseable, 25% exercisable on May 27, 1998 and 25% exercisable on May 27, 1999.

Messrs. Annex, Coppersmith, Jones and Wainwright each received options to purchase 100,000 shares of Common Stock. Mr. Gerlach received options to purchase 50,000 shares of Common Stock at an exercise price of $4.50 per share with 1/3 immediately exercisable and 1/3 exercisable in December 1998 and 1/3 exercisable in December 1999 upon his appointment to the Board of Directors.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

The Company has entered into employment agreements with each of its named executives.

Mr. Barbera was appointed to the position of Chief Executive Officer of MSGI by the Board, effective March 31, 1997. He had previously served as President and CEO of Metro under an employment contract dated October 1, 1996. Under the contract, Mr. Barbera's base salary was $150,000 for the first year of employment. On May 27, 1997, the Company amended and restated Mr. Barbera's employment contract, based on the additional responsibilities he assumed on March 31, 1997. Under the terms of the amended contract, Mr. Barbera's employment term is for three years beginning May 27, 1997, and is automatically renewable for an additional three year period, unless the Company or Mr. Barbera gives written notice; his amended annual base salary for the first year of the amended employment term is $250,000, with $300,000 for the second year and $350,000 for the third year. Mr. Barbera is also eligible to receive raises and bonuses in each year of the employment contract, at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On May 27, 1997, Mr. Barbera was granted options to acquire 1,000,000 shares of Common Stock of the Company; 333,334 exercisable at $2.625 per share, 333,333 exercisable at $3.00 per share and 333,333 exercisable at $3.50 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. In a separate agreement, Mr. Barbera forgave the increase in his annual salary from May 27, 1997 to December 31, 1997.

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

Mr. Scheir entered into an employment agreement effective as of April 25, 1995, providing for his employment as the Chief Financial Officer of SD&A. The agreement provides for an initial term expiring on April 25, 1997, and is renewable for an additional one-year term at the discretion of the employee covered thereby, subject to termination as provided therein. Mr. Scheir's base salary during his employment term is $125,000 for the first year, $150,000 for the second year and $175,000 for the third year. At the end of each year, in the sole discretion of the board of directors of SD&A and Mr. Scheir may be paid a cash bonus. The agreement also provides for other fringe benefits as may be approved by the board of directors of SD&A. Mr. Scheir has agreed in his employment agreement not to (i) own, become employed by, or become a partner of any similar business during the term of his employment agreement, except that each may own 1% or less of any similar business or (ii) compete with SD&A for a period of three years after the termination of his employment.

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

Effective December 29, 1997, Mr. Reustle entered into an employment agreement to serve as President and Chief Executive Officer of Media Marketplace, Inc. until December 31, 2000, with an annual base salary of $250,000 for each year of the employment term.


Item 11 -  Security Ownership of  Certain Beneficial Owners and Management
--------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 1998 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                                  Amount and Nature of Common
                                                   Stock Beneficially Owned
Name and Address of Beneficial Holder(1)            Number           Percent
----------------------------------------            ------           -------
Directors and Named Executive Officers:
J. Jeremy Barbera(2)............................   4,283,266           26.7%
Robert M. Budlow(3).............................     569,200            4.3%
Janet Sautkulis(3)..............................     206,400            1.6%
Thomas Scheir(4)................................      63,375            *
Krista Mooradian(5).............................      35,375            *
Alan I. Annex(6)................................      82,850            *
S. James Coppersmith(7).........................     125,000            *
Seymour Jones(8)................................     100,000            *
C. Anthony Wainwright(9)........................     143,408            1.1%
John Gerlach(10)................................      20,667            *

All Directors and Named Executive Officers
     as a group (16 persons)(11)................    6,480,783           38.5%

5% Stockholders:
Naomi Bodner(12)................................    1,266,599            9.7%
Laura Huberfeld(12).............................    1,539,599           11.8%
Morgan Grenfell Asset Management Limited(13)....      709,300            5.4%
General Electric Capital Corporation(14)........    4,451,458           34.0%

----------
* Less than 1%

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

(2) Includes 716,667 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998. Includes 2,266,599 beneficially owned shares through Ms. Huberfeld, Ms. Bodnor and the Huberfeld/Bodnor Partnership who have appointed Mr. Barbera a their proxy until December 17, 1998.

(3) Includes 25,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998.

(4) Includes 55,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998.

(5) Includes 35,375 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998.

(6) Includes 75,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998, and 6,250 beneficially owned shares issuable upon the exercise of currently exercisable warrants owned by Camhy Karlinsky & Stein, LLP. Mr. Annex is one of thirteen partners in such firm.

(7) Includes 75,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998 and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(8) Includes 75,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998 and 25,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(9) Includes 90,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998 and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(10) Includes 16,667 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1998.

(11) Of the total shares of Common Stock, convertible debt, stock options and warrants beneficially held by the Company's directors and named executive officers, 115,000 shares of Common Stock are owned by family members.

(12) The address for each of the 5% Stockholders is as follows: c/o Broad Capital Associates, Inc., 152 West 57th Street, New York, New York 10019. Beneficially owned shares of Common Stock held in partnerships and joint tenancy include 539,599 shares.

(13) The address for the 5% Stockholder is as follows: 10 Finsbury Circus, London, EC2M, England.

(14) Includes 4,451,458 beneficially owned shares of Common Stock issuable upon the conversion of 50,000 shares of redeemable convertible Preferred Stock. The address for the 5% Stockholder is as follows: 260 Long Ridge Road, Stamford, Connecticut 06927.


Item 12 - Certain Relationships and Related Transactions
--------------------------------------------------------

Transactions with Mr. Dunn: In connection with the acquisition of SD&A on April 25, 1995, Alliance issued promissory notes in an aggregate principal amount of $4.5 million to Mr. Dunn. Interest on such notes was payable monthly at a rate equal to the prime rate of Bank of America, NT&SA, as in effect from time to time, subject to a maximum of 10% and a minimum of 8%. Principal payments were due quarterly, and originally $1.5 million was due in quarterly installments during fiscal 1996. All of the outstanding common shares of SD&A were initially pledged to collateralize such notes but were released in June 1996. In connection with such notes, an operating covenants agreement between the Company and Mr. Dunn included, among other things, provisions requiring that SD&A have a minimum level of working capital and cash levels, subject to periodic increases based on sales, before dividend payments could be made to the parent company. In June 1996, the operating covenants agreement was terminated.

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

SD&A leases its corporate business premises from Mr. Dunn. The lease requires monthly rental payments of $11,805 through January 1, 1999, with an option to renew. SD&A incurs all costs of insurance, maintenance and utilities. Total rent paid by SD&A to Mr. Dunn during 1998 and 1997 was approximately $142,000 and $138,000, respectively.

Bank Credit Line: Mr. Dunn was a guarantor of SD&A's credit line until December 1996.

Transactions with Mr. Barbera: In October 1996, the Company consummated its acquisition of Metro. In February 1996, Mr. Barbera, then a shareholder of Metro, borrowed $50,000 from Metro. Interest on such indebtedness accrues at a rate of 6% per annum. The principal of such indebtedness, together with accrued interest thereon, was repayable in four equal quarterly installment starting March 31, 1998. In December 1997, Mr. Barbera repaid the entire outstanding balance plus interest thereon. With the October 1, 1996 acquisition of Metro, Mr. Barbera received a 6% promissory note for $600,000, due and payable, together with interest, on June 30, 1998. In April 1997, the Company repaid $100,000 of the promissory note. In January 1998, the remaining $500,000 of principal was repaid.

In November 1997, Mr. Barbera forgave all interest due him on notes payable from July 1, 1997, through December 31, 1997, and forgave an increase in his annual salary from May 27, 1997 to December 31, 1997. In consideration for this, the Board of Directors granted Mr. Barbera options to acquire 50,000 shares of Common Stock at the then current fair market price.

Transactions with Mr. Budlow and Ms. Sautkulis: With the October 1, 1996 acquisition of Metro, Mr. Budlow and Ms. Sautkulis, former shareholders of
Metro,   received  6%   promissory   notes   totaling   $300,000  and  $100,000,
respectively. Such notes were originally due and payable, together with interest, on June 30, 1998. In July 1997, the Company prepaid the full principal amounts due to Mr. Budlow and Ms. Sautkulis.

Mr. Budlow and Ms. Sautkulis forgave an increase in their respective salaries from October 1, 1997 to December 31, 1997.

Transactions with Mr. Annex: Mr. Annex, Secretary and a Director of the Company, is a partner in the law firm of Camhy Karlinsky & Stein LLP, which provides legal services to the Company. The Company incurred expenses aggregating approximately $176,000 and $110,000 during fiscal 1998 and 1997, respectively. Mr. Annex has informed the Company that such fees did not represent more than 5% of such firms revenues for its fiscal years ending during such periods. The Company believes that the fees for services provided by the law firm were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

Transactions with the Company's Outside Board of Directors: In May 1997, the Company's outside directors each received options for 100,000 common shares (400,000 in the aggregate), exercisable at $2.625 per share, of which one half vested immediately and one fourth vest in each of May 1998 and May 1999.

In August 1996, Mr. Jones purchased from the Company, for $2,500 in the aggregate, warrants exercisable for 50,000 shares of Common Stock at an exercise price of $2.50 per share for the first 25,000 shares, $3.00 per share for the next 15,000 shares and $3.50 per share for the remaining 10,000 shares. The warrants are currently exercisable and expire on April 15, 2000. Subsequently, Mr. Jones gifted warrants for 25,000 shares to an unaffiliated third party.

In September 1996, Mr. Coppersmith purchased from the Company, for $2,500 in the aggregate, warrants exercisable for 50,000 shares of Common Stock at an exercise price of $2.50 per share for the first 25,000 shares, $3.00 per share for the next 15,000 shares and $3.50 per share for the remaining 10,000 shares. The warrants are currently exercisable and expire on May 15, 2000.

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

Transactions with 5% Stockholders. Each of 2,000 shares of redeemable convertible preferred stock held by Naomi Bodner and Laura Huberfeld plus accumulated accrued dividends thereon and the 235 shares held by their partnership plus accrued dividends were converted into 826,302, 826,302 and 97,091 shares of Common Stock, respectively, in a December 23, 1996 recapitalization.

In March 1997, the Company accepted offers from certain warrant-holders to exercise their warrants for 3,152,500 shares of Common Stock at discounted exercise prices. In this transaction, Ms. Bodner, Ms. Huberfeld and their partnership exercised warrants for 1,000,000, 1,000,000 and 117,500 shares of Common Stock respectively.

Ms. Huberfeld, Ms. Bodner and the Huberfeld/Bodner partnership have appointed Jeremy Barbera as their proxy to vote 1,000,000, 727,000 and 539,599 shares of Common Stock, respectively, for a period until December 17, 1998.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-KSB/A to be signed on its behalf by the undersigned hereunto duly authorized.

                        MARKETING SERVICES GROUP, INC.


                        By: /s/           J. Jeremy Barbera
                               ---------------------------------------------
                              Name  :     J. Jeremy Barbera
                              Title :     Chief Executive Officer


                        By: /s/           Cindy H. Hill
                               ---------------------------------------------
                              Name  :     Cindy H. Hill
                              Title :     Chief Financial Officer




Date:  October 27, 1998