Form 10-Q
period 1998-09-30
MARKETING SERVICES GROUP INC
filed 1998-11-17
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                         ------------------------------
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X   No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of November 9, 1998, there were 12,894,805 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                               SEPTEMBER 30, 1998



PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----

Item 1  Interim Condensed Consolidated Financial Statements
        (unaudited)
        Condensed Consolidated Balance Sheets as of
        September 30, 1998 and June 30, 1998                               3

        Condensed Consolidated  Statements of Operations for the
        three months ended September 30, 1998 and 1997                     4

        Condensed Consolidated Statements of Cash Flows for the
        three months ended  September 30, 1998 and 1997                   5-6

        Notes to Interim Condensed Consolidated Financial Statements      7-8

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               9-12


PART II - OTHER INFORMATION

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

        (b)  Reports on Form 8-K

Signatures

Exhibit 27  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

     Item 1 - Interim Condensed Consolidated Financial Statements(unaudited)
     -----------------------------------------------------------------------

                MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                              September 30, 1998   June 30, 1998
                                              ------------------   -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                        $5,422,809      $  6,234,981
                                                   ----------      ------------
  Accounts receivable billed, net of
   allowance for doubtful accounts of
   $291,825 and $421,861 as of
   September 30, 1998 and June 30, 1998,
   respectively                                    11,587,826        12,606,468
  Accounts receivable unbilled                      4,123,904         3,259,437
  Other current assets                                824,720           724,032
                                                   ----------      ------------

     Total current assets                          21,959,259        22,824,918

Property and equipment at cost, net                 1,660,233         1,645,957
Intangible assets at cost, net                     24,479,739        24,771,045
Other assets                                          842,111           539,507
                                                   ----------      ------------
   Total assets                                   $48,941,342       $49,781,427
                                                  ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Short-term borrowings                            $1,660,867        $2,522,306
  Trade accounts payable                           12,576,591        11,420,386
  Accrued expenses and other current liabilities    1,367,338         1,653,871
  Current portion of long-term obligations          1,289,116         1,435,451
  Related party payable                               780,000           780,000
                                                      -------           -------

   Total current liabilities                       17,673,912        17,812,014

Long-term obligations                                  79,008           203,917
Preferred dividends payable                           849,395           617,328
Other liabilities                                      28,334            72,937
                                                   ----------        ----------

   Total liabilities                               18,630,649        18,706,196
                                                   ----------        ----------

Redeemable convertible preferred stock,
 $.01 par value; 150,000 shares  authorized;
 50,000 shares of Series D convertible
 preferred stock issued and outstanding            13,804,632        13,749,973
                                                   ----------        ----------

Stockholders' equity:
  Common  Stock  -  $.01  par  value;  75,000,000
    authorized;  13,103,305 and 13,098,510
    shares  issued  as of  September  30, 1998
    and  June 30, 1998, respectively                  131,033           130,985
  Additional paid-in capital                       29,338,732        29,612,816
  Accumulated deficit                             (12,780,085)      (12,283,074)
  Less:  30,700 and 11,800 shares of common
    stock in treasury, at cost as of
    September 30, 1998 and June 30, 1998,
    respectively                                     (183,619)         (135,469)
                                                     --------          --------
   Total stockholders' equity                      16,506,061        17,325,258
                                                   ----------        ----------

   Total liabilities and stockholders' equity     $48,941,342       $49,781,427
                                                  ===========       ===========


See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)


                                                       1998           1997
                                                       ----           ----


  Revenues                                         $17,152,928     $7,254,619

  Operating costs and expenses:
    Direct costs                                     9,514,162      1,607,006
    Salaries and benefits                            6,286,822      4,438,314
    General and administrative                       1,335,625        925,107
    Depreciation and amortization                      455,298        320,349
                                                       -------        -------

       Total operating costs and expenses           17,591,907      7,290,776
                                                    ----------      ---------

  Loss from operations                                (438,979)       (36,157)

    Interest expense, net                              (30,727)      (107,525)
                                                       -------       --------
    Loss before income taxes                          (469,706)      (143,682)

    Benefit (provision) for income taxes               (27,305)        47,003
                                                       -------         ------

       Net loss                                      $(497,011)      $(96,679)
                                                     =========       ========

 Net loss attributable to common stockholders        $(783,737)*     $(96,679)
                                                     =========       ========

 Net loss per common share, basic and fully diluted      $(.06)         $(.01)
                                                         =====          =====

 Weighted average common and common
   equivalent shares outstanding                    13,090,141     12,323,055
                                                    ==========      ==========



* The three months ended September 30, 1998 include the impact of dividends on stock for (a) $232,067 in cumulative undeclared dividends; and (b) $54,659 of periodic non-cash accretions on preferred stock.


See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (unaudited)

                                                          1998          1997
                                                          ----          ----

Operating activities:
   Net loss                                            $(497,011)     $(96,679)
   Adjustments to reconcile loss to net cash
    provided by (used in) operating activities:
     Depreciation                                        150,345        78,920
     Amortization                                        304,953       241,429
     Warrant issuances to consultants                          -         7,500
     Accrued interest on convertible securities           11,974        18,752
     Provision for bad debts                              57,486             -
   Changes in assets and liabilities:
     Accounts receivable                                  96,689       (99,609)
     Other current assets                               (100,688)      (56,959)
     Other assets                                       (320,662)      (79,877)
     Trade accounts payable                            1,156,205      (299,034)
     Accrued expenses and other current liabilities     (294,892)     (721,077)
                                                        --------      --------

       Net cash provided by (used in)
         operating activities                            564,399    (1,006,634)
                                                         -------    ----------
Investing activities:
   Purchase of property and equipment                   (155,214)      (85,144)
   Acquisition of Pegasus, net of cash
    acquired of $43,811                                        -      (256,875)
                                                         -------      --------

       Net cash  used in  investing  activities         (155,214)     (342,019)
                                                        --------      --------
Financing activities:
   Proceeds from exercises of stock options               12,690             -
   Net proceeds from (repayments of) credit
    facilities                                          (861,439)    1,289,354
   Repayments of bank loans and credit line                    -      (850,162)
   Repayment of capital lease obligation                 (31,918)      (11,165)
   Repayments of notes payable, other                   (117,540)      (79,468)
   Repayment of acquisition debt                        (175,000)     (691,666)
Purchase of treasury stock                               (48,150)            -
                                                         -------       -------

       Net cash used in financing activities          (1,221,357)     (343,107)
                                                      ----------      --------
Net decrease in cash and cash equivalents               (812,172)   (1,691,760)
   Cash and cash equivalents at beginning of period    6,234,981     2,929,012
                                                       ---------     ---------
   Cash and cash equivalents at end of period         $5,422,809    $1,237,252
                                                      ==========    ==========



See Notes to Interim Condensed Consolidated Financial Statements.

Supplemental schedule of non cash investing and financing activities:
---------------------------------------------------------------------

During the quarter ended September 30, 1998, the Company entered into capital lease obligations for approximately $9,400 for certain computer equipment.

During the quarter ended September 30, 1998, the Company recorded non-cash preferred dividends in the amount of $286,726 of which $232,067 was in connection with cumulative undeclared dividends and $54,659 was for periodic, non-cash accretions on preferred stock.

On July 1, 1997, the Company issued 600,000 shares of its common stock and paid $200,000 in cash to acquire 100% of the outstanding stock of Pegasus Internet, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

         Working capital, other than cash     $102,214
         Property and equipment                (53,834)
         Costs in excess of net assets
           of acquired company              (2,105,255)
         Common stock issued                 1,800,000
                                             ---------
                                            $ (256,875)
                                            ==========

See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended June 30, 1998 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. Certain reclassifications have been made in the fiscal 1998 interim financial statements to conform with the fiscal 1999 presentation.

2.  TREASURY STOCK
    --------------
On September 23, 1998, the Company announced its intention to acquire, in open market transactions, up to 1,000,000 shares of its common stock, par value, $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases, if any, may be made from time to time at prevailing market prices during the one-year period commencing on September 28, 1998. Purchases may commence at any time after such date and may be discontinued at any time during the one-year period without purchasing all of the 1,000,000 shares. The Company will not solicit the purchase of any of its Common Stock or otherwise tender for the purchase of any of its Common Stock. The source of funds for the purchase of any shares will be from the Company's general corporate funds, and any shares purchased will be held in treasury. As of September 30, 1998, the Company bought back 18,900 shares valued at $48,150.

3.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company as presented on the balance sheets and statements of operations.

Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. SFAS 131 is effective for annual financial statements issued for periods beginning after December 15, 1997 and for the interim periods beginning in the second year of application, and requires restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.

In addition, Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. Management believes that the implementation of SOP 98-1 will not have a significant impact on the Company's financial statements.

In April 1998, the AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities, to provide guidance on the financial reporting of start-up costs and organization costs. It requires costs to be expensed as incurred. Management believes that the implementation of SOP 98-5 in fiscal year ended June 30, 2000 will result in a one-time charge of approximately $120,000 on the date of adoption, which will be reported as a cumulative effect of a change in accounting principle.

4.  INCOME TAXES
    ------------

In the three months ended September 30, 1998 and 1997, the net income tax (provision) benefit totaled approximately ($27,000) and $47,000 on pre-tax losses from operations of $470,000 and $144,000, respectively. The Company recognizes provisions resulting from state and local taxes incurred on taxable income at the operating subsidiary level that cannot be offset by losses incurred at the corporate level. In the prior year, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal year beginning July 1, 1996. The Company had estimated its state income tax for such state on a standalone basis for each subsidiary for the year ended June 30, 1997. The impact on the quarter ended September 30, 1997, due to the change in tax reporting status created a benefit of approximately $70,000.

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three month period ended September 30, 1998. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

On December 29, 1997, the Company acquired all of the outstanding capital stock of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. (collectively "MMI" or the "Acquisition"). The results of operations of MMI are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. MMI provides list management, list brokerage and media planning services.

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI" or "Start-up Operation"), a new operating subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.


Results of Operations for the Three Months Ended September 30, 1998, Compared to
--------------------------------------------------------------------------------
the Three Months Ended September 30, 1997.
------------------------------------------

Revenues of $17,152,928 in the three months ended September 30, 1998 (the "current period") increased by $9,898,309 over revenues of $7,254,619 in the three months ended September 30, 1997 (the "prior period"). Of the increase, $8,586,308 was due to the Acquisition and Start-Up Operation. The remaining increase of $1,312,001 was due to an increase of $609,083 in calling center revenues, an increase of $935,869 in marketing services and an increase of $98,950 in internet services revenues offset by a decrease in on-site telemarketing and telefundraising revenues of $331,901.

Salaries and benefits of $6,286,822 in the current period increased by $1,848,508 over the prior period total of $4,438,314, principally due to the inclusion of $1,466,362 from the Acquisition and the Start-Up Operation. The remaining increase in salaries and benefits of $382,146 is principally due to an increase in head count to manage current and anticipated future growth and an increase in commissions associated with the growth in revenue.

Direct costs of $9,514,162 in the current period increased by $7,907,156 over direct costs of $1,607,006 in the prior period. $7,187,093 of the increase is principally due to the Acquisition and Start-Up Operation. Direct costs for marketing services increased by $557,354 principally due to an increase in marketing services revenue. Direct costs for telemarketing and telefundraising increased by $162,709 due to an increase in revenues. The Company's direct costs consist principally of commissions paid to use marketing lists.

General and administrative expenses of $1,335,625 in the current period increased by $410,518 over comparable expenses of $925,107 in the prior period. The Acquisition and Start-Up Operation accounted for $442,885 of such expenses. General and administrative expenses for the remainder of the company decreased by $32,367 principally due to the consolidation of offices and a decrease in travel and entertainment expenses.

Depreciation and amortization expense of $455,298 in the current period increased by $134,949 over expense of $320,349 in the prior period. The increase consists principally of an increase in goodwill amortization due to the Acquisition.

Loss from operations of $438,979 in the current period increased by $402,822 over the prior period. $592,314 of the loss from operations was incurred by MFI. The quarter ended September 30, 1998 was the first full quarter of operations for this subsidiary. Losses from operations from MFI are expected to decrease in the future as revenue increases and gains from the impact of operational leverage is achieved. Without the impact of MFI, the Company would have had income from operations of $153,335, an increase of $189,492 over the prior period.

Interest expense, net, of $30,727 in the current period decreased by $76,798 over expenses of $107,525 in the prior period. Such expenses decreased principally due to conversions of convertible securities and debt repayments, interest income earned on invested surplus cash and lower borrowings on lines of credit.

The provision for income taxes of $27,305 in the current period increased by $74,308 over the benefit of $47,003 in the prior period. During the prior year, the Company determined that it qualified to file as a combined entity in a certain state for the fiscal year beginning July 1, 1996. The company had estimated its state income tax rate for such state on a stand alone basis for each subsidiary for the year ended June 30, 1997. The impact on the quarter ended September 30, 1997 for this change resulted in a benefit of approximately $70,000. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the parent company level.

Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At September 30, 1998, the Company had cash and cash equivalents of $5,422,809 and accounts receivable net of allowances of $15,419,905.

The Company generated losses from operations of $438,979 in the current period. Cash provided by operating activities was $564,399. Cash provided by operating activities principally consists of an increase in trade accounts payable offset by an increase in current and other assets.

In the current period, net cash of $155,214 was used in investing activities consisting of purchases of property and equipment principally comprised of computer equipment. In the prior period, net cash used in investing activities of $342,019 consisted of $85,144 for the purchases of property and equipment and $256,875 as part of the purchase price for the acquisition of Pegasus, net of cash acquired. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, net cash of $1,221,357 was used in financing activities. Net cash used in financing activities consists principally of $861,439 of net repayments of lines of credit and $292,540 of repayments on acquisition debt and other notes payable.

At September 30, 1998, the Company had amounts outstanding of $1,660,867 on its lines of credit. The Company had approximately $709,000 available on its lines of credit as of September 30, 1998.

The Company believes that funds on hand, funds available from its operations and from its unused lines of credit, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet its interest and debt obligations for the next twelve months.

The Company has currently engaged two investment banking firms to assist in discussions with certain potential acquisitions. The Company is also in discussions with lending institutions with respect to such acquisitions. There can be no assurance that the Company will be able to acquire such companies or that financing will be available on terms acceptable to the Company.

The Year 2000
-------------

The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. With respect to the database marketing subsidiary, databases maintained for clients include a four digit year code and are subsequently not exposed to Year 2000 issues. The Company has begun to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. Management estimates that the total cost will not have a material adverse effect on the Company's business or results of operations. This estimate is being monitored and will be revised as additional information becomes available.

Seasonality and Cyclicality: The businesses of telemarketing and marketing services tend to be seasonal. Telemarketing has higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the spring time and continue during the summer months. Marketing services tend to have higher revenues and profits occurring in the second fiscal quarter, based on the seasonality of its clients' mail dates.

New Accounting Pronouncements
-----------------------------

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company as presented on the balance sheets and statements of operations.

Also in June 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997 and for the interim periods beginning in the second year of application, and requires restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.

In addition, accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. Management believes that the implementation of SOP 98-1 will not have a significant impact on the Company's financial statements.

In April 1998, the AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities, to provide guidance on the financial reporting of start-up costs and organization costs. It requires costs to be expensed as incurred. Management believes that the implementation of SOP 98-5 in fiscal year ended June 30, 2000 will result in a one-time charge of approximately $120,000 on the date of adoption, which will be reported as a cumulative effect of a change in accounting principle.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

   Exhibit #     Item                                    Notes
   ---------     ----                                    -----

   27            Financial Data Schedule                  A

Notes relating to Exhibits:
A  Filed herewith.

b) Reports on Form 8-K

   On or about October 2, 1998, the Company filed a current report on Form 8-K regarding the Company's intention to acquire up to 1,000,000 shares of its Common Stock, par value, $.01 per share.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MARKETING SERVICES GROUP, INC.
                                       (Registrant)


Date:  November 16, 1998              By: /s/ J. Jeremy Barbera
                                          ----------------------
                                          J. Jeremy Barbera
                                          Chairman of the Board and Chief
                                           Executive Officer

Date:  November 16, 1998              By: /s/ Cindy H. Hill
                                          -----------------
                                          Cindy H. Hill
                                          Chief Financial Officer