Form 10-Q
period 1998-12-31
MARKETING SERVICES GROUP INC
filed 1999-02-16
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

        Registrant's telephone number, including area code:(212) 594-7688


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

                               Yes [X]      No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of February 10, 1999, there were 12,702,359 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                DECEMBER 31, 1998



PART I - FINANCIAL INFORMATION                                      Page
                                                                    ----
   Item 1  Interim Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets as of
           December 31, 1998 and June 30, 1998                        3

           Condensed Consolidated Statements of Operations
           for the three and six months ended
           December 31, 1998 and 1997                                 4

           Condensed  Consolidated Statements of Cash Flows
           for the six months ended  December 31, 1998
           and  1997                                                5-6

           Notes  to  Interim  Condensed  Consolidated
           Financial Statements                                     7-9

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     10-13

PART II - OTHER INFORMATION

   Item 6   Exhibits and Reports on Form 8-K                        14

           (a)  Exhibits

           (b)  Reports on Form 8-K

    Signatures                                                      15

    Exhibit 27  Financial Data Schedule                             16

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
    ------------------------------------------------------------------------

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                              December 31, 1998    June 30, 1998
                                              -----------------    -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                      $  2,174,929      $  6,234,981
                                                 ------------      ------------
  Accounts receivable billed, net of
   allowance for doubtful accounts of
   $202,894 and $421,861 as of
   December 31, 1998 and June 30, 1998,
   respectively                                    13,201,813        12,606,468
  Accounts receivable unbilled                      4,488,469         3,259,437
  Other current assets                                960,316           724,032
                                                 ------------      ------------
   Total current assets                            20,825,527        22,824,918

Property and equipment at cost, net                 1,586,113         1,645,957
Intangible assets at cost, net                     24,188,434        24,771,045
Other assets                                          815,587           539,507
                                                 ------------      ------------
   Total assets                                   $47,415,661       $49,781,427
                                                 ============       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Short-term borrowings                          $  1,953,696      $  2,522,306
  Trade accounts payable                           13,752,671        11,420,386
  Accrued expenses and other current liabilities    1,993,565         2,433,871
  Current portion of long-term obligations            611,493         1,435,451
                                                 ------------      ------------

   Total current liabilities                       18,311,425        17,812,014

Long-term obligations                                  93,609           203,917
Other liabilities                                     552,638            72,937
                                                 ------------      ------------

   Total liabilities                               18,957,672        18,088,868
                                                 ------------      ------------

Redeemable convertible preferred stock,
 $.01 par value; 150,000 shares  authorized;
 50,000 shares of Series D convertible
 preferred stock issued and outstanding            14,944,451        14,367,301
                                                 ------------      ------------

Stockholders' equity:
  Common  Stock  -  $.01  par  value;
   75,000,000 authorized; 13,114,922 and
   13,098,510 shares issued as of
   December 31, 1998 and June 30, 1998,
   respectively                                       131,149           130,985
  Additional paid-in capital                       29,082,026        29,612,816
  Accumulated deficit                             (14,305,927)      (12,283,074)
  Less:  428,894 and 11,800 shares of
   common stock in treasury, at cost as of
   December 31, 1998 and June 30, 1998,
   respectively                                    (1,393,710)         (135,469)
                                                   ----------          --------
   Total stockholders' equity                      13,513,538        17,325,258
                                                   ----------        ----------

   Total liabilities and stockholders' equity     $47,415,661       $49,781,427
                                                  ===========       ===========


See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (unaudited)

                                                      Three Months Ended                 Six Months Ended
                                                          December 31,                      December 31,
                                                      1998           1997              1998             1997
                                                      ----           ----              ----             ----

Revenues                                          $16,640,513     $10,673,770      $33,793,441      $17,928,389
                                                  -----------     -----------      -----------      -----------
Operating costs and expenses:
   Direct costs                                    10,894,520       5,854,550       20,408,682        7,461,557
   Salaries and benefits                            5,563,149       4,217,802       11,849,971        8,656,116
   Selling, general and administrative              1,305,308       1,108,750        2,640,933        2,033,857
   Depreciation and amortization                      451,010         346,669          906,308          667,017
                                                      -------         -------          -------          -------

      Total operating costs and expenses           18,213,987      11,527,771       35,805,894       18,818,547
                                                   ----------      ----------       ----------       ----------

Loss from operations                               (1,573,474)       (854,001)      (2,012,453)        (890,158)

   Interest expense, net                              (39,556)        (93,726)         (70,283)        (201,250)
                                                      -------         -------          -------         --------
   Loss before income taxes                        (1,613,030)       (947,727)      (2,082,736)      (1,091,408)

   Benefit for income taxes                            87,188          63,243           59,883          110,246
                                                       ------          ------           ------          -------
      Net loss                                    $(1,525,842)      $(884,484)     $(2,022,853)       $(981,162)
                                                  ===========       =========      ===========        =========

Net loss attributable to common stockholders      $(1,816,266)*   $(4,269,665)**   $(2,600,003)*    $(4,366,343)**
                                                  ===========     ===========      ===========      ===========

Net loss per common share                            $(0.14)         $(0.33)          $(0.20)          $(0.34)
                                                     =======         =======          =======          =======

Weighted average common and common
    equivalent shares outstanding                  12,886,265      12,934,993       12,988,203       12,698,613
                                                   ==========      ==========       ==========       ==========



* The three and six months ended December 31, 1998 include the impact of dividends on stock for (a) $235,548 and $467,615 in cumulative undeclared
Preferred Stock dividends, respectively; and (b) $54,876 and $109,535 of periodic non-cash accretions on preferred stock, respectively.

** The three and six months ended December 31, 1997 includes the impact of dividends on stock for (a) non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $149,446 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $17,260 in cumulative undeclared dividends; and (d) $4,075 of period non-cash accretions on preferred stock.


See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (unaudited)

                                                          1998            1997
                                                          ----            ----

Operating activities:
 Net loss                                            $(2,022,853)     $(981,162)
 Adjustments to reconcile loss to net cash
  provided by (used in)operating activities:
   Depreciation                                          301,849        168,597
   Amortization                                          604,459        498,420
   Warrant issuances to consultants                            -         12,643
   Accrued interest on convertible securities             29,122              -
   Provision for bad debts                                68,594              -
   Accretion of discounts on convertible securities            -         45,430
 Changes in assets and liabilities:
   Accounts receivable                                (1,892,971)      (919,335)
   Other current assets                                 (236,281)       (98,767)
   Other assets                                         (306,754)       (58,384)
   Trade accounts payable                              2,332,285        854,436
   Accrued expenses and other current liabilities       (480,904)      (640,995)
                                                        --------       --------

   Net cash  used in  operating  activities           (1,603,454)    (1,119,117)
                                                      ----------     ----------
Investing activities:
   Purchase of property and equipment                   (232,598)      (204,421)
   Acquisition of Pegasus, net of cash
    acquired of $43,811                                        -       (277,692)
   Acquisition of MMI, net of cash acquired
    of $340,550                                                -     (5,691,172)
                                                      ----------     ----------

   Net cash  used in  investing  activities             (232,598)    (6,173,285)

Financing activities:
   Proceeds from sale of convertible preferred
    stock, net of  issue costs of $936,307                     -     14,063,693
   Proceeds from exercises of stock options               46,524          3,390
   Net proceeds from (repayments of) credit
    facilities                                          (568,610)        80,618
   Repayment of capital lease obligation                 (34,466)       (11,062)
   Repayments of notes payable other                    (117,540)      (163,397)
   Repayment of acquisition debt                        (291,667)      (808,333)
   Purchase of treasury stock                         (1,258,241)             -
                                                      ----------      ---------


   Net cash (used in) provided by financing
    activities                                        (2,224,000)    13,164,909
                                                      ----------     ----------

Net decrease in cash and cash equivalents             (4,060,052)     5,872,507
   Cash and cash equivalents at beginning of period    6,234,981      2,929,012
                                                       ---------      ---------
   Cash and cash equivalents at end of period         $2,174,929     $8,801,519
                                                      ==========     ==========



See Notes to Interim Condensed Consolidated Financial Statements.

Supplemental schedule of non cash investing and financing activities:
---------------------------------------------------------------------

During the six months ended December 31, 1998, the Company entered into capital lease obligations for approximately $9,407 for certain computer equipment.

During the six months ended December 31, 1998, the Company recorded non-cash preferred dividends in the amount of $577,150 of which $467,615 was in connection with cumulative undeclared dividends and $109,535 was for periodic, non-cash accretions on preferred stock.

As a result of the sale of $15,000,000 of redeemable convertible preferred stock and warrants to General Electric Capital Corporation, as more fully described in
Note 4, the Company has recorded the following non-cash preferred dividends as of December 31, 1997: (a) non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $149,446 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $17,260 in cumulative undeclared dividends; and (d) $4,075 of period non-cash accretions on preferred stock.

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

On July 1, 1997, the Company issued 600,000 shares of its common stock and paid $200,000 in cash to acquire 100% of the outstanding stock of Pegasus Internet, Inc. At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

    Working capital, other than cash                         $  102,214
    Property and equipment                                      (53,834)
    Costs in excess of net assets of acquired company        (2,126,072)
    Common stock issued                                       1,800,000
                                                              ---------
                                                             $ (277,692)
                                                             ==========


See Notes to Interim Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 1998 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. Certain reclassifications have been made in the fiscal 1998 interim financial statements to conform with the fiscal 1999 presentation.

2.  TREASURY STOCK
    --------------

On September 23, 1998, the Company announced its intention to acquire, in open market transactions, up to 1,000,000 shares of its Common Stock, par value, $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases, if any, may be made from time to time at prevailing market prices during the one-year period commencing on September 28, 1998. Purchases may commence at any time after such date and may be discontinued at any time during the one-year period without purchasing all of the 1,000,000 shares. The Company will not solicit the purchase of any of its Common Stock or otherwise tender for the purchase of any of its Common Stock. The source of funds for the purchase of any shares will be from the Company's general corporate funds, and any shares purchased will be held in treasury. As of December 31, 1998, the Company bought back 417,094 shares at a cost of $1,258,241.

3.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company as presented on the balance sheets and statements of operations.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information", which requires publicly-held companies to report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The statement also requires additional disclosures with respect to products and services, geographical areas of operations and major customers. SFAS 131 is effective for financial statements issued for periods beginning after December 15, 1997 and for the interim periods beginning in the second year of application, and requires restatement of earlier periods presented. The Company is reviewing the effects of the disclosure requirements of this new standard.

In addition, Accounting Standards Executive Committee ("AcSEC") issued SOP 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. Management believes that the implementation of SOP 98-1 will not have a significant impact on the Company's financial statements.

In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-Up Activities," to provide guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires these costs to be expensed as incurred. Management believes that the implementation of SOP 98-5 in fiscal year ended June 30, 2000 will result in a one-time charge of approximately $120,000 on the date of adoption, which will be reported as a cumulative effect of a change in accounting principle.


4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK
    --------------------------------------

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a purchase agreement (the "Purchase Agreement") providing for the purchase on that day by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) warrants to purchase up to 10,670,000 shares of Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock is convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. As of December 31, 1998, the conversion rate was 93.76003, resulting in the beneficial ownership by GE Capital of 4,688,002 shares of Common Stock. On an as-converted basis, the Convertible Preferred Stock represents approximately 27% of the issued and outstanding shares of Common Stock. The Warrants are exercisable in November 2001 and are subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrants or upon occurrence of a qualified secondary offering, as defined.

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

The Convertible Preferred Stock is convertible at the option of the holder at any time and at the option of the Company (a) at any time the current market price, as defined, equals or exceeds $8.75 per share, subject to adjustments, for at least 20 days during a period of 30 consecutive business days or (b) upon the occurrence of a qualified secondary offering, as defined in the Purchase Agreement.

Dividends are cumulative and accrue at the rate of 6% per annum, adjusted upon event of default. As of December 31, 1998 and June 30, 1998, the Company has recorded $1,084,943 and $617,328, respectively, in cumulative accrued dividends which is included under the caption Redeemable convertible preferred stock on the Balance Sheet. The Convertible Preferred Stock is mandatorily redeemable for $300 per share, if not previously converted, on the sixth anniversary of the original issue date and is redeemable at the option of the holder upon the occurrence of an organic change in the Company, as defined in the Purchase Agreement.

The Purchase Agreement contains, among other provisions, requirements for maintaining certain minimum tangible net worth, as defined there in, and other financial ratios and restrictions on payment of dividends.

5.  REPRICING OF STOCK OPTIONS
    --------------------------

On November 16, 1998, the compensation committee of the Board of Directors agreed to reprice certain stock options of employees of the Company. All employee stock options with an exercise price greater than $3.11 were repriced to $3.11. As a result, stock options in the amount of 950,458 were repriced. On November 16, 1998, the closing price of the Company's stock was $2.189.

6.  RELATED PARTY TRANSACTION
    -------------------------

On December 2, 1998, MSGI loaned an officer of the Company $100,000 pursuant to a promissory note. The note bears interest at the current rate earned on the MSGI's money market fund and principal and interest are payable in full on or before March 31, 1999. As of December 31, 1998 the interest rate was 4.77%. As of December 31, 1998, this amount is included in other current assets on the balance sheet.


7.  SUBSEQUENT EVENTS
    -----------------

The Company entered into a stock purchase agreement effective January 1, 1999 to acquire all of the issued and outstanding capital stock (the "Shares") of Stevens-Knox & Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SKA"). In consideration of the purchase of the Shares and other transactions contemplated in the agreement, MSGI paid the sum of $3,000,000 subject to the adjustment set forth below. The agreement includes payments of additional consideration of up to $1,000,000 a year for each year beginning July 1st and ending June 30th for the years of 2000, 2001 and 2002, adjustable forward to apply to the next fiscal year if no additional consideration is due for one such year. The additional consideration is contingent upon SKA meeting (a) targeted earnings before interest and taxes and (b) targeted billings of MSGI subsidiaries and affiliates for services for clients originally introduced by SKA. The additional consideration shall be paid in shares of MSGI Common Stock, provided, however, that seller may elect to receive up to twenty-five (25%) percent in cash, or, with the written consent of the Chief Executive Officer of MSGI, seller may elect to receive up to fifty (50%) percent in cash. In addition, the seller is entitled to receive $500,000 in stock as consideration for the Shares, in the event that actual billings of MSGI Subsidiaries and affiliates for services for clients originally introduced by SKA exceeds targeted billings for the period February 1, 1999 through January 31, 2000.

SKA is a leading list management and brokerage firm based in New York and London. Its clientele are segmented into four main areas: catalog marketing (40%), publishing (30%), business-to-business (12%) and general consumer (8%).



Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six month periods ended December 31, 1998. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

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

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI" or the "Start-Up Operations"), a new operating subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.

Results of Operations for the Three Months Ended December 31, 1998, Compared to the Three Months Ended December 31, 1997.

Revenues of $16,640,513 in the three months ended December 31, 1998 (the "current period") increased by $5,966,743 over revenues of $10,673,770 in the three months ended December 31, 1997 (the "prior period"). The increase is primarily due to an increase in revenue in direct and internet marketing services of $5,577,686 due to the inclusion of MMI for three months in the current period as compared to one month in the prior period. Fulfillment revenue for the current period was $590,411. These increases were offset by a decrease of $201,354 in telemarketing and telefundraising revenues.

Direct costs of $10,894,520 in the current period increased by $5,039,970 over direct costs of $5,854,550 in the prior period. Of the increase $4,699,752 is due to direct and internet marketing services resulting from the inclusion of MMI for three months in the current period as compared to one month in the prior period. Direct costs associated with the Start-Up Operations were $196,613. Direct costs for telemarketing and telefundraising increased in the current period by $143,605 due to postage and other direct costs relating to additional pre-call mailing campaigns which were not conducted in the prior period. The Company's direct costs consist principally of commissions paid to use marketing lists.

Salaries and benefits of $5,563,149 in the current period increased by $1,345,347 over salaries and benefits of $4,217,802 in the prior period. Of the increase $809,728 is due to direct and internet marketing services resulting from the inclusion of MMI for three months in the current period as compared to one month in the prior period as well as an increase in head count to manage current and anticipated future growth. Salaries and benefits related to the Start-Up Operations were $599,119. Salaries and benefits associated with corporate overhead increased $62,164 in the current period principally due to an increase in head count to manage current and anticipated future growth. Telemarketing and telefundraising salaries and benefits decreased $125,664 as a result of the decrease in revenue and reduction of part-time callers and administrative staff.

General and administrative expenses of $1,305,308 in the current period increased by $196,558 over comparable expenses of $1,108,750 in the prior period. The inclusion of MMI for three months in the current period as compared to one month in the prior period and the Start-Up Operations accounted for $307,329 of such increase in expenses. General and administrative expenses for the remainder of the Company decreased by $110,771 principally due to the consolidation of offices and cost reduction initiatives.

Depreciation and amortization expense of $451,010 in the current period increased by $104,341 over expense of $346,669 in the prior period. The increase consists principally of an increase in goodwill amortization due to the inclusion of three months of amortization expense in the current period as compared to one month of expense in the prior period for the MMI acquisition.

Loss from operations of $1,573,474 in the current period increased by $719,473 over the prior period. The Start-Up Operation accounted for $392,272 of the loss. The quarter ended December 31, 1998 was the second full quarter of operations for this subsidiary. The Company is currently assessing different strategic opportunities to reduce the loss of the Start-Up Operation and future negative impact on the operations of the Company. Telemarketing and telefundraising incurred a loss from operations of $610,966, which is consistent with the seasonality of the business. In addition, corporate overhead contributed $610,752 to the loss from operations which consists mainly of amortization and administration expenses. Direct and internet marketing services provided income from operations of $40,516.

Net interest expense of $39,556 in the current period decreased by $54,170 over expenses of $93,726 in the prior period. Such expenses decreased principally due to conversions of convertible securities and debt repayments, interest income earned on invested surplus cash and lower borrowings on lines of credit.

The net benefit for income taxes of $87,188 in the current period increased by $23,945 over the benefit of $63,243 in the prior period. This increase is due to the increase in the loss before income taxes. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the parent company level or other operating subsidiaries.


Results of Operations for the Six Months Ended December 31, 1998, Compared
--------------------------------------------------------------------------
to the Six Months Ended December 31, 1997.
------------------------------------------

Revenues of $33,793,441 in the six months ended December 31, 1998 (the "current period") increased by $15,865,052 over revenues of $17,928,389 in the six months ended December 31, 1997 (the "prior period"). The increase is primarily due to an increase in revenue in direct and internet marketing services of $14,628,895 due to the inclusion of MMI for three months in the current period as compared to one month in the prior period. Excluding the additional revenue from MMI, direct and internet marketing services revenue increased 10% over the prior period. Fulfillment revenue for the current period was $1,160,329. Revenue from telemarketing and telefundraising increased by $75,828 in the current period as compared to the prior period.

Direct costs of $20,408,682 in the current period increased by $12,947,125 over direct costs of $7,461,557 in the prior period. Of the increase $12,249,316 is due to direct and internet marketing services resulting from the inclusion of MMI for three months in the current period as compared to one month in the prior period and the increase in revenue from the existing subsidiaries. Direct costs associated with Start-Up Operations were $391,496. Direct costs for telemarketing and telefundraising increased in the current period by $306,313 due to postage and other direct costs relating to additional pre-call mailing campaigns which were not conducted in the prior period. The Company's direct costs consist principally of commissions paid to use marketing lists.

Salaries and benefits of $11,849,971 in the current period increased by $3,193,855 over salaries and benefits of $8,656,116 in the prior period. Of the increase $1,745,972 is due to direct and internet marketing services resulting from the inclusion of MMI for three months in the current period as compared to one month in the prior period as well as an increase in commission associated with the growth in revenue. Salaries and benefits related to the Start-Up Operations were $1,328,824. Salaries and benefits associated corporate overhead increased $229,959 in the current period principally due to an increase in head count to manage current and anticipated future growth. Telemarketing and telefundraising salaries and benefits decreased $110,900 as a result of a reduction of part-time callers and administrative staff.

General and administrative expenses of $2,640,933 in the current period increased by $607,076 over comparable expenses of $2,033,857 in the prior period. The inclusion of MMI for three month in the current period as compared to one month in the prior period and the Start-Up Operation accounted for $750,214 of such increase in expenses. General and administrative expenses for the remainder of the Company decreased by $143,138 principally due to the consolidation of offices and cost reduction initiatives.

Depreciation and amortization expense of $906,308 in the current period increased by $239,291 over such expense of $667,017 in the prior period. The increase consists principally of an increase in goodwill amortization due to the inclusion of three months of amortization expense in the current period as compared to one month of expense in the prior period for the MMI acquisition.

Loss from operations of $2,012,453 in the current period increased by $1,122,295 over the prior period. The Start-Up Operation accounted for $984,586 of the loss. The Company is currently assessing different strategic opportunities to reduce the loss and future negative impact on the operations of the Company. Telemarketing and telefundraising incurred a loss from operations of $218,980 for the current period which is consistent with the seasonality of the business. Corporate overhead contributed $1,218,772 to the loss from operations which consists mainly of amortization and administration expenses. Direct and internet marketing services provided income from operations of $409,885.

Net interest expense of $70,283 in the current period decreased by $130,967 over expenses of $201,250 in the prior period. Such expenses decreased principally due to conversions of convertible securities and debt repayments, interest income earned on invested surplus cash and lower borrowings on lines of credit.

The net benefit for income taxes of $59,883 in the current period decreased by $50,363 over the benefit of $110,246 in the prior period. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the parent company level or other subsidiaries.

Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At December 31, 1998, the Company had cash and cash equivalents of $2,174,929 and accounts receivable net of allowances of $17,690,282.

The Company generated losses from operations of $2,012,453 in the current period. Cash used in operating activities was $1,603,454. Net cash used in operating activities principally resulted from the net loss and an increase in accounts receivable offset by an increase in accounts payable and accrued expenses.

In the current period, net cash of $232,598 was used in investing activities consisting of purchases of property and equipment principally comprised of computer equipment. In the prior period, net cash used in investing activities of $6,173,285 consisted of $204,421 for the purchases of property and equipment and $5,968,864 for the acquisitions of Pegasus Internet and Media Marketplace, Inc. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, net cash of $2,224,000 was used in financing activities. Net cash used in financing activities consists principally of $1,258,241 for the purchase of treasury stock, $568,610 net repayments of lines of credit, and $443,673 of repayments on acquisition debt and other notes payable offset by cash received of $46,524 from the exercise of stock options.

At December 31, 1998, the Company had amounts outstanding of $1,953,696 on its lines of credit. The Company had approximately $464,000 available on its lines of credit as of December 31, 1998.

The Company believes that funds on hand, funds available from its operations and from its unused lines of credit, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments.


The Year 2000
-------------

The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. With respect to the database marketing and internet subsidiaries, databases maintained for clients include a four digit year code and are subsequently not exposed to Year 2000 issues. Mission critical systems have been reviewed for Year 2000 issues and the Company believes these systems are compliant. The Company is still reviewing non critical systems and expects these systems to be compliant prior to December 31, 1999. The Company is also inquiring as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Seasonality and Cyclicality: The business of telemarketing is highly seasonal. Telemarketing has higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its clients, which generally begin in the spring time and continue during the summer months.

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

In April 1998, the AcSEC issued SOP 98-5. Reporting on the Costs of Start-Up activities, to provide guidance on the financial reporting of start-up costs and organization costs. It requires costs to be expensed as incurred. Management believes that the implementation of SOP 98-5 in fiscal year ended June 30, 2000 will result in a one-time charge of approximately $120,000 on the date of adoption, which will be reported as a cumulative effect of a change in accounting principle.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

   Exhibit #            Item                               Notes
   ---------            ----                               -----

   27                   Financial Data Schedule              A

Notes relating to Exhibits:
a)  Filed herewith.

b) Reports on Form 8-K

     On or about October 2, 1998, the Company filed a current report on Form 8-K regarding the Company's intention to acquire up to 1,000,000 shares of its Common Stock, par value, $.01 per share.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MARKETING SERVICES GROUP, INC.
                                 (Registrant)


Date:  February 16, 1999       By: /s/ J. Jeremy Barbera
                                   -------------------------
                                   J. Jeremy Barbera
                                   Chairman of the Board and Chief
                                   Executive Officer

Date:  February 16, 1999       By: /s/ Cindy H. Hill
                                   -----------------
                                   Cindy H. Hill
                                   Chief Financial Officer