Form 10-Q
period 1999-03-31
MARKETING SERVICES GROUP INC
filed 1999-05-17
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


        ----------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

As of May 14, 1999, there were 22,155,232 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                 March 31, 1999



PART I - FINANCIAL INFORMATION                                         Page
                                                                       ----

   Item 1   Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 1999 and June 30, 1998                             3

            Condensed  Consolidated  Statements of Operations
            for the three and nine months ended
            March 31, 1999 and 1998                                      4

            Condensed  Consolidated Statements of Cash Flows
            for the nine  months  ended March 31, 1999
            and  1998                                                   5-7

            Notes to  Interim  Condensed  Consolidated  Financial
            Statements                                                  8-12

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        13-17


PART II - OTHER INFORMATION

   Item 4   Submission of Matters to a Vote of Security Holders         18

   Item 6   Exhibits and Reports on Form 8-K                            19
            (a)  Exhibits
            (b)  Reports on Form 8-K

   Signatures                                                           20

   Exhibit 27    Financial Data Schedule                                21

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
    ------------------------------------------------------------------------
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



ASSETS                                          March 31, 1999    June 30, 1998
------                                          --------------    -------------
Current assets:
  Cash and cash equivalents                      $  1,233,037      $  6,234,981
  Accounts receivable billed, net of
   allowance for doubtful accounts of
   $381,764 and $421,861 as of
   March 31, 1999 and June 30, 1998,
   respectively                                    20,779,699        12,606,468
  Accounts receivable unbilled                      3,045,378         3,259,437
  Note receivable                                     500,000                 -
  Other current assets                                898,049           724,032
                                                 ------------      ------------
   Total current assets                            26,456,163        22,824,918

Property and equipment at cost, net                 1,108,412         1,645,957
Intangible assets at cost, net                     30,609,233        24,771,045
Note receivable                                       760,000                 -
Other assets                                        1,453,496           539,507
                                                 ------------      ------------

   Total assets                                  $ 60,387,304       $49,781,427
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term borrowings                           $ 4,548,553       $ 2,522,306
  Trade accounts payable                           22,610,350        11,420,386
  Accrued expenses and other current liabilities    2,773,474         2,433,871
  Current portion of long-term obligations            477,017         1,435,451
                                                 ------------      ------------

   Total current liabilities                       30,409,394        17,812,014

Long-term obligations                               1,519,464           203,917
Other liabilities                                     587,099            72,937
                                                 ------------      ------------
   Total liabilities                             $ 32,515,957      $ 18,088,868
                                                 ============      ============

Redeemable convertible preferred stock,
  $.01 par value; 150,000 shares authorized;
  50,000 shares of Series D convertible
  preferred stock issued and outstanding           15,987,198        14,367,301
                                                   ----------        ----------

Stockholders' equity:
  Common Stock - $.01 par value; 75,000,000
   authorized; 13,591,224 and 13,098,510 shares
   issued as of March 31, 1999 and June 30, 1998,
   respectively                                        135,912          130,985
  Additional paid-in capital                        29,204,340       29,612,816
  Accumulated deficit                              (16,062,393)     (12,283,074)
  Less:  428,894 and 11,800 shares of
   common stock in treasury, at cost
   as of March 31, 1999 and June 30, 1998,
   respectively                                     (1,393,710)        (135,469)
                                                   -----------       ----------

   Total stockholders' equity                       11,884,149       17,325,258
                                                   -----------       ----------

   Total liabilities and stockholders' equity      $60,387,304      $49,781,427
                                                   ===========      ===========

See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

                                                       Three Months Ended              Nine Months Ended
                                                            March 31,                       March 31,
                                                       1999          1998              1999          1998
                                                       ----          ----              ----          ----
Revenues                                           $22,563,283    $14,968,585      $56,356,724    $32,896,974
                                                   -----------    -----------      -----------    -----------
Operating costs and expenses:
   Direct costs                                     15,406,554      9,101,746       35,815,236     16,563,303
   Salaries and benefits                             6,510,024      4,562,032       18,359,995     13,218,148
   Selling, general and administrative               1,844,411      1,060,796        4,485,344      3,094,653
   Depreciation and amortization                       498,754        398,943        1,405,062      1,065,960
                                                       -------        -------        ---------      ---------

      Total operating costs and expenses            24,259,743     15,123,517       60,065,637     33,942,064
                                                    ----------     ----------       ----------     ----------

Loss from operations                                (1,696,460)      (154,932)      (3,708,913)    (1,045,090)

   Interest income (expense), net                      (99,407)        12,840         (169,690)      (188,410)

   Gain on sale of Metro Fulfillment, Inc.              40,810              -           40,810              -
                                                        ------         ------           ------         ------
   Loss before income taxes                         (1,755,057)      (142,092)      (3,837,793)    (1,233,500)

   Benefit (provision) for income taxes                 (1,410)        (7,598)          58,473        102,648

      Net loss                                     $(1,756,467)   $  (149,690)     $(3,779,320)   $(1,130,852)
                                                   ===========    ===========      ===========    ===========

Net loss attributable to common stockholders       $(2,799,214)*    $(428,834)**   $(5,399,217)*  $(4,795,177)**
                                                   ===========      =========      ===========    ===========

Net loss per common share, basic and diluted          $(0.22)        $(0.03)          $(0.42)        $(0.37)
                                                      ======         ======           ======         ======

Weighted average common shares outstanding          12,765,852     13,085,627       12,914,756     12,827,618
                                                    ==========     ==========       ==========     ==========


* The three and nine months ended March 31, 1999 include the impact of dividends on stock for (a) adjustment of the conversion ratio for $748,571 for exercises of stock options and warrants; (b) $239,082 and $706,697 in cumulative undeclared Preferred Stock dividends, respectively; and (c) $55,094 and $164,629 of periodic non-cash accretions on preferred stock, respectively.

** The nine months ended March 31, 1998 include the impact of dividends on stock for a non-cash, non-recurring beneficial conversion feature of $3,214,400. The three and nine months ended March 31, 1998 also include the impact of dividends on stock for (a) $3,000 and $152,446, respectively, from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (b) $221,918 and $239,178, respectively, in cumulative undeclared dividends; and (c) $54,226 and $58,301, respectively, of periodic non-cash accretions on preferred stock.


See Notes to Interim Condensed Consolidated Financial Statements.

                      MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                        (unaudited)

                                                          1999          1998
                                                          ----          ----
Operating activities:
   Net loss                                           $(3,779,320)  $(1,130,852)
   Adjustments to reconcile loss to net cash
    used in operating activities:
     Depreciation                                         444,879       281,545
     Amortization                                         960,183       784,415
     Warrant issuances to consultants                           -        16,072
     Accrued interest on convertible securities            27,310        57,142
     Provision for bad debts                              118,594             -
   Changes in assets and liabilities, net of
    acquisitions and dispositions
     Accounts receivable                                2,659,333     1,064,360
     Other current assets                                (279,716)     (231,552)
     Other assets                                        (169,003)        5,530
     Trade accounts payable                              (765,387)     (437,920)
     Accrued expenses and other current liabilities      (557,874)     (616,945)
                                                         --------      --------

        Net cash used in operating activities          (1,341,001)     (208,205)
                                                       ----------      --------
Investing activities:
   Purchase of property and equipment                    (388,834)     (252,271)
   Acquisition of SK&A, net of cash acquired
    of $290,946                                        (3,599,276)            -
   Disposition of MFI, net of cash disposed
    of $24,206                                            (16,604)            -
   Deposit for future acquisition                      (1,045,000)            -
   Acquisition of Pegasus, net of cash acquired
    of $43,811                                                  -      (277,692)
   Acquisition of MMI, net of cash acquired
    of $340,550                                                 -    (5,691,172)
                                                      -----------   -----------

        Net cash used in investing activities          (5,049,714)   (6,221,135)
                                                      -----------   -----------
Financing activities:
   Proceeds from sale of convertible preferred
    stock, net of  issue costs of  $1,094,138                   -    13,905,862
   Proceeds from exercises of stock options             1,216,348         7,458
   Net proceeds from credit facilities                  2,026,247        44,920
   Repayment of capital lease obligation                  (69,709)      (28,288)
   Repayments of notes payable other                     (117,540)     (253,751)
   Repayment of acquisition debt                         (408,334)   (2,119,240)
   Purchase of treasury stock                          (1,258,241)            -
                                                       ----------    ----------

        Net cash provided by financing activities       1,388,771    11,556,961
                                                        ---------    ----------

Net decrease in cash and cash equivalents              (5,001,944)    5,127,621
   Cash and cash equivalents at beginning of period     6,234,981     2,929,012
                                                        ---------     ---------

   Cash and cash equivalents at end of period          $1,233,037    $8,056,633
                                                       ==========    ==========


See Notes to Interim Condensed Consolidated Financial Statements.

Supplemental schedule of non cash investing and financing activities:
---------------------------------------------------------------------

During the nine months ended March 31, 1999, the Company recorded non-cash preferred dividends in the amount of $871,326 of which $706,697 was in connection with cumulative undeclared dividends and $164,629 was for periodic, non-cash accretions on preferred stock.

On March 31, 1999, the Company increased intangible assets by $70,000 upon finalization of its computation of the final earn out payment due to the former owner of SD&A.

Effective January 1, 1999, the Company paid $3,254,417 in cash to acquire 100% of the outstanding capital stock of Stevens-Knox & Associates, Stevens-Knox List Brokerage, and Stevens-Knox International (collectively, "SK&A"). At acquisition, assets acquired and liabilities assumed, less payments made for the acquisition, were:

    Working capital, other than cash                        $  1,938,779
    Property and equipment                                       (78,115)
    Costs in excess of net assets of acquired companies       (6,698,409)
    Non-current assets                                           (63,725)
    Non-current liabilities                                    1,302,194
                                                               ---------
                                                            $ (3,599,276)
                                                            ============

Effective March 1, 1999, the Company sold 85% of the common stock of its subsidiary Metro Fulfillment, Inc. for $1,260,000. The purchase price consisted of $100,000 cash and a promissory note of $1,160,000. The $100,000 cash was received in April 1999.

As a result of the sale of $15,000,000 of redeemable convertible preferred stock and warrants to General Electric Capital Corporation, as more fully described in
Note 4, the Company has recorded the following non-cash preferred dividends as of March 31, 1998: (a) non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $152,446 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $239,178 in cumulative undeclared dividends; and (d) $58,301 of period non-cash accretions on preferred stock.

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

During the nine months ended March 31, 1998, the Company issued options and warrants to acquire 22,500 shares of common stock for consulting services valued at $19,500, of which $16,072 had been earned by March 31, 1998.

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
                                                               ---------
                                                              $ (277,692)
                                                              ==========


See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.  BASIS OF PRESENTATION
    ---------------------

The accompanying unaudited Interim Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). These condensed consolidated financial statements should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 1998 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 1999. Certain reclassifications have been made in the fiscal 1998 interim financial statements to conform with the fiscal 1999 presentation.

The weighted average common shares outstanding excluded stock options and warrants of 4,298,964 and the impact of the conversion of outstanding Redeemable Convertible Preferred Stock because the addition of these shares would be anti-dilutive.

2.  TREASURY STOCK
    --------------

On September 23, 1998, the Company announced its intention to acquire, in open market transactions, up to 1,000,000 shares of its Common Stock, par value, $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases, if any, may be made from time to time at prevailing market prices during the one-year period commencing on September 28, 1998. Purchases may be discontinued at any time during the one-year period without purchasing all of the 1,000,000 shares. The Company will not solicit the purchase of any of its Common Stock or otherwise tender for the purchase of any of its Common Stock. The source of funds for the purchase of any shares will be from the Company's general corporate funds, and any shares purchased will be held in treasury. As of March 31, 1999, the Company bought back 417,094 shares at a cost of $1,258,241.

3.  NEW ACCOUNTING PRONOUNCEMENTS
    -----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company and there was no effect on the financial statements.

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

In addition, Accounting Standards Executive Committee ("AcSEC") issued SOP ("Statement of Position") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use," to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. Management believes that the implementation of SOP 98-1 will not have a significant impact on the Company's financial statements.

In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-Up Activities," to provide guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires these costs to be expensed as incurred. As a result of the sale of 85% of Metro Fulfillment, Inc., approximately $173,000 was expensed in the statement of operations for the three and nine months ended March 31, 1999 and is included in the gain on sale of Metro Fulfillment, Inc. Management believes that the implementation of SOP 98-5 will not have any further significant impact on the Company's financial statements.


4.  REDEEMABLE CONVERTIBLE PREFERRED STOCK
    --------------------------------------

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a purchase agreement (the "Purchase Agreement") providing for the purchase on that day by GE Capital of (i) 50,000 shares of Series D Redeemable Convertible Preferred Stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) warrants to purchase up to 10,670,000 shares of Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock is convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. As of March 31, 1999, the conversion rate was 91.623, resulting in the beneficial ownership by GE Capital of 4,581,175 shares of Common Stock. On an as-converted basis, the Convertible Preferred Stock represents approximately 26% of the issued and outstanding shares of Common Stock. The Warrants are exercisable in November 2001 and are subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrants or upon occurrence of a Qualified Secondary Offering, as defined in the Purchase Agreement.

The Company has recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the warrants and is being amortized into dividends using the "interest method" over the redemption period. Approximately $55,094 and $164,629 was included as dividends for the three and nine month period ended March 31, 1999, respectively. Approximately $54,226 and $58,301 of such discount was included as dividends for the three and nine month period ended March 31, 1998, respectively. In addition, the Company recorded a non-cash, non-recurring dividend of approximately $3,200,000 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.

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

Dividends are cumulative and accrue at the rate of 6% per annum, adjusted upon event of default. As of March 31, 1999 and June 30, 1998, the Company has recorded $1,324,025 and $617,328 respectively, in cumulative accrued dividends which is included under the caption Redeemable convertible preferred stock on the Balance Sheet. The Convertible Preferred Stock is mandatorily redeemable for $300 per share, if not previously converted, on the sixth anniversary of the original issue date and is redeemable at the option of the holder upon the occurrence of an organic change in the Company, as defined in the Purchase Agreement. As of March 31, 1999, $1,171,513 was accrued for dividends in arrears.

The Purchase Agreement contains, among other provisions, requirements for maintaining certain minimum tangible net worth, as defined therein, and other financial ratios and restrictions on payment of dividends.

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

6.  RELATED PARTY TRANSACTION
    -------------------------

On December 2, 1998, MSGI loaned an officer of the Company $100,000 pursuant to a promissory note. The note bears interest at the current rate earned on the Company's money market fund. Principal and interest are payable in full in a lump sum. As of March 31, 1999 the interest rate was 4.77%. As of March 31, 1999, this amount, including accrued interest, is included in other current assets on the balance sheet.

In April 1999, the promissory note, including all accrued interest, was paid in full.

7.  ACQUISITIONS
    ------------

Effective January 1, 1999, Marketing Services Group, Inc. ("MSGI") entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock (the "Shares") of Stevens-Knox and Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A"). The total cost of the acquisition was $3,890,222, consisting of a cash purchase price of $3,254,417, assumption and payment of notes and loans payable of $385,445 and transaction and other costs of $250,360. The cost of the acquisition was estimated to be allocated to the assets acquired and liabilities assumed, based upon their estimated fair values, as follows:

                  Working deficit          $(1,647,833)
                  Property and equipment        78,115
                  Non-current assets            63,725
                  Non-current liabilities   (1,302,194)
                  Intangible assets          6,698,409
                                             ---------
                                            $3,890,222
                                            ==========

The estimated fair value of the intangible assets are being amortized by the straight-line method over their estimated useful life of thirty years.

The agreement includes an earnout payment of up to $1,000,000 a year for each year beginning July 1st and ending June 30th for the years of 2000, 2001 and 2002, adjustable forward to apply to the next fiscal year if no earn out payment is due for one such year. The earn out payments are contingent upon (a) SK&A meeting targeted earnings before interest and taxes and (b) targeted billings of MSGI subsidiaries and affiliates for electronic data processing services for clients originally introduced by SK&A. The earnout payments shall be paid in shares of MSGI Common Stock, provided, however, that Seller may elect to receive up to twenty-five (25) percent of each earnout payment in cash, or, with the written consent of the Chief Executive Officer of MSGI, Seller may elect to receive up to fifty (50) percent of earnout payment in cash. In addition, the Seller is entitled to receive $500,000 in stock as consideration for the Shares, in the event that actual billings of MSGI Subsidiaries and affiliates for electronic data processing services for clients originally introduced by SK&A exceeds targeted billings for the period February 1, 1999 through January 31, 2000. SK&A provides list management, brokerage and database management services.

This acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of this acquisition are included in the results of operations from the date of acquisition.

The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if SK&A had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as amortization of intangibles, dividends on preferred stock and increased interest on acquisition debt.
                                                Unaudited
                                     For the nine months ended March 31,
                                           1999            1998
                                           ----            ----

              Revenues                 $74,768,295      $75,565,331
              Net loss                 $(3,757,113)     $(1,078,112)
              Net loss to common       $(4,799,860)     $(2,234,419)
              Loss per common share,
                Basic and diluted         $(0.37)         $(0.17)

The unaudited pro forma information is provided for informational purposes only. It is based on historic information and is not necessarily indicative of future results of operations of the combined entities.


8.  DISPOSITIONS
    ------------

Effective March 1, 1999, the Company sold 85% of the issued and outstanding common stock of its wholly owned subsidiary Metro Fulfillment, Inc. for $1,260,000. The purchase price consisted of $100,000 cash and a promissory note of $1,160,000. The promissory note is payable in nine annual payments and bears interest at 1% above the Prime Rate. The $100,000 cash was received in April 1999. In connection with the disposition, the Company recognized a gain on sale of $40,810.


9.  SUBSEQUENT EVENTS
    -----------------

On April 21, 1999, the Company exercised its right to convert all 50,000 shares of General Electric Capital Corporation's Series D Convertible Preferred Stock into approximately 4.8 million shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats, were cancelled effective immediately. In connection with the conversion, Michael Pralle and James Brown resigned from the Company's Board of Directors.

In May 1999, the Company completed an acquisition of all the outstanding common stock of CMG Direct Corporation, a subsidiary of CMG, Inc. The purchase price of the acquisition was $26,000,000 which consisted of $12,000,000 in stock (2,321,084 shares) and $14,000,000 in cash, subject to certain purchase price adjustments. In March 1999, $1,000,000 of the purchase price was paid as a deposit and is included in other assets on the Balance Sheet.

Item 2 - Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
Results of Operations
---------------------

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine month periods ended March 31, 1999. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998.

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

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a new operating subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution. As more fully described in Note 8 to the interim condensed consolidated financial statements included in this Form 10-Q, effective March 1, 1999, the Company sold 85% of the issued and outstanding common shares of MFI.

As more fully described in Note 7 to the condensed consolidated financial statements included in this Form 10-Q, effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox & Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A"). The results of operations of SK&A are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. SK&A provides list management, brokerage and database management services.


Results of Operations for the Three Months Ended March 31, 1999, Compared to the
--------------------------------------------------------------------------------
Three Months Ended March 31, 1998.
----------------------------------

Revenues of $22,563,283 in the three months ended March 31, 1999 (the "current period") increased by $7,594,698 over revenues of $14,968,585 in the three months ended March 31, 1998 (the "prior period"). Of the increase, $7,729,944 is attributable to an increase in direct and internet marketing resulting mainly from the acquisition of SK&A. The remaining decrease is primarily due to a decrease in telemarketing and telefundraising revenues of $439,741 offset by fulfillment revenue for the current period of $304,495.

Direct costs of $15,406,554 in the current period increased by $6,304,808 over direct costs of $9,101,746 in the prior period. Of the increase, $6,146,695 is attributable to direct and internet marketing services primarily due to the acquisition of SK&A. The remaining increase is primarily due to fulfillment direct costs of $150,205. The Company's direct costs consist principally of commissions paid to use marketing lists.

Salaries and benefits of $6,510,024 in the current period increased by $1,947,992 over salaries and benefits of $4,562,032 in the prior period. Of the increase, $1,436,105 is due to an increase in head count for internet and direct marketing services as well as the inclusion of SK&A. Salaries and benefits relating to fulfillment were $451,195. Salaries and benefits associated with corporate overhead increased $13,422 in the current period principally due to an increase in head count to manage current and anticipated future growth. Telemarketing and telefundraising salaries and benefits increased $47,270.

General and administrative expenses of $1,844,411 in the current period increased by $783,615 over comparable expenses of $1,060,796 in the prior period. Direct and internet marketing services general and administrative expenses increased $629,341 principally due to the inclusion of SK&A. The remaining increase is primarily due to an increase in corporate and telemarketing and telefundraising expenses of $123,766 as well as fulfillment expenses of $30,508.

Depreciation and amortization expense of $498,754 in the current period increased by $99,811 over expense of $398,943 in the prior period. Of the increase, $66,759 is attributable to the inclusion of SK&A. The remaining increase is primarily due to fixed asset depreciation and amortization from MFI.

Loss from operations of $1,696,460 in the current period increased by $1,541,528 over the prior period. Fulfillment services accounted for $414,747 of the loss. Telemarketing and telefundraising incurred a loss from operations of $572,082, which is consistent with the seasonality of the business. In addition, corporate overhead contributed $742,612 to the loss from operations which consists mainly of amortization and administration expenses. Direct and internet marketing services provided income from operations of $32,981.

Net interest expense of $99,407 in the current period decreased by $112,247 over income of $12,840 in the prior period. Such expenses increased principally due to accrued interest on an outstanding earnout payment. In addition, interest income from cash invested decreased due to cash used for stock buyback and to fund fulfillment operations.

The net provision for income taxes of $1,410 in the current period decreased by $6,188 over the provision of $7,598 in the prior period. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which cannot be offset by losses incurred at the parent company level or other operating subsidiaries.


Results of Operations for the Nine Months Ended March 31, 1999,  Compared to the
--------------------------------------------------------------------------------
Nine Months Ended March 31, 1998.
---------------------------------

Revenues of $56,356,724 in the nine months ended March 31, 1999 (the "current period") increased by $23,459,750 over revenues of $32,896,974 in the nine months ended March 31, 1998 (the "prior period"). Of the increase, $22,358,840 attributable to direct and internet marketing services resulting mainly from the acquisitions of MMI and SK&A. A decrease in telemarketing and telefundraising revenues of $363,914 were offset by fulfillment revenues of $1,464,824.

Direct costs of $35,815,236 in the current period increased by $19,251,933 over direct costs of $16,563,303 in the prior period. Of the increase, $18,396,011 is attributable to direct and internet marketing services resulting mainly from the inclusion of MMI for nine months in the current period compared to four months in the prior period as well as the inclusion SK&A. The remaining increase is due to an increase in telemarketing and telefundraising direct costs of $314,221, and fulfillment direct costs of $541,701. The increase in telemarketing and telefundraising direct costs is primarily due to postage and other direct costs relating to additional pre-call mailing campaigns which were not conducted in the prior period. The Company's direct costs consist principally of commissions paid to use marketing lists.

Salaries and benefits of $18,359,995 in the current period increased by $5,141,847 over salaries and benefits of $13,218,148 in the prior period. Of the increase, $3,182,077 is due to an increase in head count for internet and direct marketing services as well as the inclusion of MMI for nine months in the current period compared to four months in the prior period as well as the inclusion of SK&A. Salaries and benefits related to fulfillment were $1,780,019. Salaries and benefits associated with corporate overhead increased $243,381 in the current period principally due to an increase in head count to manage current and anticipated future growth. These increases were offset by a decrease in telemarketing and telefundraising salaries and benefits of $63,630.

General and administrative expenses of $4,485,344 in the current period increased by $1,390,691 over comparable expenses of $3,094,653 in the prior period. Internet and direct marketing expenses increased $940,909 principally due to the inclusion of MMI for nine months in the current period compared to four months in the prior period as well as the inclusion of SK&A. The remaining increase is primarily due to fulfillment expenses of $416,842 and an increase in corporate overhead expenses of $118,157 offset by a decrease in telemarketing and telefundraising expenses of $85,217.

Depreciation and amortization expense of $1,405,062 in the current period increased by $339,102 over expense of $1,065,960 in the prior period. Of the increase, $236,165 is attributable to the inclusion of MMI for a full nine months as well as the inclusion of SK&A. The remaining increase is primarily due to fixed asset depreciation and amortization from MFI.

Loss from operations of $3,708,913 in the current period increased by $2,663,823 over the prior period. Fulfillment accounted for $1,399,333 of the loss. Telemarketing and telefundraising incurred a loss from operations of $791,062 for the current period, which is consistent with the seasonality of the business. Corporate overhead contributed $1,961,383 to the loss from operations which consists mainly of amortization and administration expenses. Direct and internet marketing services provided income from operations of $442,867.

Net interest expense of $169,690 in the current period decreased by $18,720 over expenses of $188,410 in the prior period. Such expenses decreased principally due to conversions of convertible securities and debt repayments, interest income earned on invested surplus cash and lower borrowings on lines of credit.

The net benefit for income taxes of $58,473 in the current period decreased by $44,175 over the benefit of $102,648 in the prior period. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which can not be offset by losses incurred at the parent company level or other subsidiaries.

Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At March 31, 1999, the Company had cash and cash equivalents of $1,233,037 and accounts receivable net of allowances of $23,875,077.

The Company generated losses from operations of $3,708,913 in the current period. Cash used in operating activities was $1,341,001. Net cash used in operating activities principally resulted from the net loss and an increase in accounts receivable offset by an increase in accounts payable and accrued expenses.

In the current period, net cash of $5,049,714 was used in investing activities consisting of the acquisition of SK&A and cash deposited for future acquisitions. Purchases of property and equipment principally comprised of computer equipment. In the prior period, net cash used in investing activities of $6,221,135 consisted of $252,271 for the purchases of property and equipment and $5,968,864 for the acquisitions of Pegasus Internet and Media Marketplace, Inc. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, net cash of $1,388,771 was provided by financing activities. Net cash provided by financing activities consisted of $2,026,247 drawn on lines of credit and $1,216,348 received from the exercise of stock options. This was partially offset by $1,258,241 used for the purchase of treasury stock and $408,344 for repayments on acquisition debt and other notes payable.

At March 31, 1999, the Company had amounts outstanding of $4,548,553 on its lines of credit. The Company had approximately $191,891 available on its lines of credit as of March 31, 1999.

On April 21, 1999, the Company exercised its right to convert all 50,000 shares of General Electric Capital Corporation's Series D Convertible Preferred Stock to approximately 4.8 million shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats, were cancelled effective immediately. In connection with the conversion, Michael Pralle and James Brown resigned from the Company's Board of Directors.

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


The Year 2000
-------------

The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. With respect to the database marketing and internet subsidiaries, databases maintained for clients include a four digit year code and are accordingly not exposed to Year 2000 issues. Mission critical systems have been reviewed for Year 2000 issues and the Company believes these systems are compliant. The Company is still reviewing non critical systems and expects these systems to be compliant prior to December 31, 1999. The Company is also inquiring as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.


New Accounting Pronouncements
-----------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which prescribes standards for reporting comprehensive income and its components. Comprehensive income consists of net income or loss for the current period and other comprehensive income (income, expenses, gains and losses that currently bypass the income statement and are reported directly in a separate component of equity). SFAS 130 is effective for financial statements issued for periods beginning after December 15, 1997, and accordingly has been adopted by the Company as presented on the balance sheets and statements of operations.

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

In addition, Accounting Standards Executive Committee ("AcSEC") issued SOP (Statement of Position) 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use, to address diversity in practice regarding whether and under what conditions the costs of internal-use software should be capitalized. SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. Management believes that the implementation of SOP 98-1 will not have a significant impact on the Company's financial statements.

In April 1998, the AcSEC issued SOP 98-5 "Reporting on the Costs of Start-Up Activities," to provide guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 requires these costs to be expensed as incurred. As a result of the sale of 85% of Metro Fulfillment, Inc., approximately $173,000 was expensed in the statement of operations for the three and nine months ended March 31, 1999 and is included in the gain on sale of Metro Fulfillment, Inc. Management believes that the implementation of SOP 98-5 will not have any further significant impact on the Company's financial statements.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On March 31, 1999, the Company held its annual meeting of stockholders to vote on election of directors, ratification of independent auditors and approval of the Company's 1999 Employee Stock Option Plan. Of the 12,702,359 shares of the Company's common stock, par value $.01 per share, entitled to vote at the meeting, holders of 10,453,214 shares were present in person or were represented by proxy at the meeting. Of the 50,000 shares of the Company's preferred stock, par value $.01 per share, convertible into an aggregate of 4,638,589 shares of Common Stock entitled to vote at the meeting, all were represented.

The directors elected at the meeting and the results of the voting were as follows:

                              For          Withheld
                              ---          --------
General nominees:
Alan I. Annex              15,082,093         9,710
John T. Gerlach            15,083,493         8,310

The shares voted regarding the Board of Directors' proposal to select the accounting firm of PricewaterhouseCoopers LLP to serve as independent auditors of the Company were as follows:

                           For             14,903,802
                           Against            181,485
                           Abstain              6,516
                           Broker non-votes         0

The shares voted regarding the Board of Directors' proposal to approve the Company's 1999 Employee Stock Option Plan were as follows:

                           For             10,361,553
                           Against            141,487
                           Abstain             74,342
                           Not voted        4,514,421



Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

   Exhibit #     Item                                    Notes
   ---------     ----                                    -----
   27            Financial Data Schedule                 A

Notes relating to Exhibits:
A  Filed herewith.

b) Reports on Form 8-K

     On or about February 1, 1999, the Company filed a current report on Form 8-K regarding the Company's acquisition of all of the issued and outstanding capital stock of Stevens-Knox and Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A").

     On or about March 24, 1999, the Company filed a current report on Form 8-K regarding the Company's intention to acquire all of the issued and outstanding capital stock of CMG Direct Corporation.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MARKETING SERVICES GROUP, INC.
                                        (Registrant)


Date:  May 17, 1999                    By: /s/ J. Jeremy Barbera
                                           ---------------------
                                           J. Jeremy Barbera
                                           Chairman of the Board and
                                           Chief Executive Officer

Date:  May 17, 1999                    By: /s/ Cindy H. Hill
                                           -----------------
                                           Cindy H. Hill
                                           Chief Financial Officer