Form 10-K
period 1999-06-30
MARKETING SERVICES GROUP INC
filed 1999-10-08
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from ______________________ to________________________

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)


            Nevada                                    88-0085608
            ------                                    ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

     333 Seventh Avenue, 20th Floor
          New York, New York                                   10001
    -------------------------------                            -----
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:         (917) 339-7100
                                                         -------------
Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:       ____

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 24, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $202,152,613.

As of September 24, 1999, there were 25,288,239 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

                                       PART I

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Some of the statements contained in this Annual Report on Form 10-K discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; year 2000 issues;
retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.

Item 1 - Business
-----------------

General
-------

Marketing   Services   Group,   Inc.  (the  "Company"  or  "MSGI")  through  its
subsidiaries is a vertically integrated provider of direct and Internet marketing services to large and medium sized companies. Through internal growth and a series of acquisitions, MSGI's revenues have grown from $16 million in fiscal 1996 to over $110 million in fiscal 1999 on a pro forma basis. MSGI's operating subsidiaries consist of two business segments, the Direct Group and the Internet Group.

The MSGI Direct Group assists clients to acquire new customers, promote their products and develop strategies for customer retention. Customer acquisition and maintenance services include strategic planning, direct and database marketing, telemarketing and telefundraising and media planning and buying. The MSGI Direct Group expects to continue to leverage its client base and services with those of its recent acquisitions, offering a one-stop integrated shopping approach to its thousands of clients worldwide.

The MSGI Internet Group provides Internet marketing, e-commerce applications, Web development and hosting, online advertising sales and consulting services. Currently, the Internet Group's primary focus is on an automated Internet marketing application known as Permission Plus(TM). Permission Plus(TM) enables companies to conduct customer surveys online and utilize an interactive database to market goods via e-mail. Permission Plus(TM) is an innovative suite of tools which captures detailed user information, including product preferences, interests and demographics, provides powerful marketing research information, and enables companies to proactively communicate with their customers through one-on-one e-mail communications. This information allows the Internet Group's clients to conduct and measure the results of Internet marketing campaigns quickly and efficiently in order to reduce cycle time and improve performance. Additionally, the MSGI Internet Group will continue to acquire, invest in, partner with and incubate Internet companies. MSGI's acquisition of CMG Direct's Permission Plus(TM) and its investments in GreaterGood.com and Screenzone Media Network LLC illustrate MSGI's Internet investment strategy.

MSGI's major clients include GE Capital, MBNA Bank, N.A., Walt Disney Company, American Express Publishing Corp., Gymboree, Madison Square Garden, Carnegie Hall, New York Philharmonic, Levi Strauss & Co., Federal Express Corporation, McGraw-Hill Companies, Sierra Club, and the World Wildlife Fund. MSGI's institutional investors include GE Capital and CMGI, Inc. each of whom have a history of successfully investing in rapidly growing Internet and high technology companies.

The Company's Strategy
----------------------
MSGI's strategy to enhance its position as a value-added premium provider of direct and internet and marketing services is to:

o Increase revenues by expanding the range of Internet and marketing services offered and selling additional services to existing clients;

o Deepen market penetration in new industries and market segments as well as those currently served by the Company;

o Develop existing and creating new proprietary databases, proprietary database software and database management applications; and

o Pursue strategic acquisitions, joint ventures and marketing alliances to expand the services offered and industries served.

The Company has no agreements to acquire any companies other than as described in this Annual Report on Form 10-K (this "Form 10-K"). There can be no assurance that the Company will be able to acquire such companies.

Background
----------
The Company was originally incorporated in Nevada in 1919. The current business of MSGI, previously known as All-Comm Media Corporation and prior to that as Sports-Tech, Inc., arose out of a 1995 merger and concurrent acquisition of Stephen Dunn & Associates, Inc. ("SD&A"), a leading telemarketing and telefundraising company specializing in direct marketing services for the arts, educational and other institutional tax-exempt organizations. The refocus of the Company in the Marketing services and Internet space began on July 1, 1997.

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

Effective October 1, 1996, the Company acquired Metro Direct, Inc. ("Metro"). Metro was formed in 1987. Clients include many of the same performing arts and cultural institutions, public broadcasting, advocacy groups and educational institutions as SD&A, as well as a variety of commercial organizations in the publishing, financial services and retail industries. Metro is headquartered in New York City, with satellite offices in Illinois, California, and Georgia.

Metro develops and markets a variety of database and direct marketing products and services to a wide range of commercial clients and nonprofit organizations. Metro vertically integrates the three elements needed for most direct marketing campaigns; strategy, information and technology. Most of their account managers were recruited from the client side and that experience has resulted in very high client retention rates. Services include: consulting and campaign strategy, market penetration mapping, database marketing, demographic/psychographic data overlay, Carrier Route coding, list brokerage, sub-minimum list rentals, response analysis, merge/purge, predictive modeling, response enhancement modeling, telemarketing lead generation, telephone appendage, list maintenance, data entry, label generation and laser letters.

Pegasus Internet, Inc. ("Pegasus") was formed in 1994 by former executives of BMG and was acquired by the Company effective July 1, 1997. Pegasus provides a full suite of Internet services, including content development and planning, marketing strategy, on-line ticketing system development, technical site hosting, graphic design, multimedia production and electronic commerce. The Company had a strategic alliance with Pegasus dating back to 1995.

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

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"). MFI provides clients with services such as online commerce, real-time database management, inbound/ outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.


Developments During Fiscal 1999
-------------------------------
Effective January 1, 1999, MSGI acquired all of the issued and outstanding capital stock of Stevens-Knox and Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A"). SK&A provides list management, brokerage and database management services. SK&A is widely considered to be the first list management firm in the United States.

Effective March 1, 1999, the Company sold 85% of the common stock of MFI to the then chief executive officer of MFI. The investment in MFI is being accounted for under the cost method of accounting. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations.

On May 13, 1999, MSGI acquired all of the outstanding capital stock CMG Direct Corporation, from CMGI, Inc., including its business unit known as PermissionPlus(TM). CMG Direct provides database services to the direct marketing and internet industries. PermissionPlus(TM), a Web application, enables companies to automate Web site customer acquisition and increase customer lifetime value. It combines the power of market research, database management, e-mail service bureau, campaign management tool, Web site navigation system and a real-time response tracking and analysis system into one integrated internet application.

Subsequent Events
-----------------
In July 1999, MSGI entered into an agreement to acquire all of the outstanding common stock of Atlanta-based Grizzard Communications Group. The purchase price is $50 million cash and $50 million dollars in MSGI common stock. The acquisition is targeted to close by the end of calendar year 1999 and is subject to certain conditions, including approval of the stockholders of Grizzard. Grizzard Communications Group was founded in 1919 and is ranked the 6th largest Direct Response Agencies in the country (with internal production capabilities) in reported capitalized billings by the Direct Marketing Association. Grizzard's services include strategic planning, creative, database management, print-production, mailing and Internet marketing. Grizzard's client base includes retail, consumer and business-to-business companies as well as many premier not-for-profit clients.

In July 1999, the Company invested $1,555,000 to acquire a 10% interest in Screenzone Media Network, LLC ("Screenzone"). Screenzone is a new interactive broadcast gateway that was developed to advertise and promote movies, music, live events and other entertainment at shopping malls and over the Internet. The investment will be accounted for under the cost method of accounting.


In September 1999, the Company completed an investment of $5,000,000 to acquire convertible preferred stock of GreaterGood.com. The Company owns 18% of the outstanding shares of GreaterGood.com on a fully diluted basis. GreaterGood.com builds, co-markets and manages online shopping villages for not-for-profit organization web sites. The investment will be accounted for under the cost method of accounting.

In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.8 million, net of approximately $2,000,000 of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement will be used in connection with the investments described in the preceding paragraphs, to repay certain short-term debt and for working capital purposes.

The Company's shares are traded on the NASDAQ National Market under the symbol "MSGI". The Company's principal executive offices are located at 333 Seventh Avenue, 20th Floor, New York, NY 10001. Its telephone number is (917) 339-7100.


Capital Stock and Financing Transactions
----------------------------------------

Conversion of Redeemable Convertible Preferred Stock:

On April 21, 1999, the Company exercised its right to convert all 50,000 shares of General Electric Capital Corporation's Series D Convertible Preferred Stock into approximately 4.8 million shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats, were cancelled. As of June 30, 1999, GE Capital owned approximately 22% of the issued and outstanding shares of the Company's Common Stock.

Change in warrant issued in connection  with  Redeemable  Convertible  Preferred
Stock:

In connection with the acquisition of CMG Direct, the Company borrowed $10,000,000 from GE Capital under a short term promissory note due November 17, 1999 which bears interest at 12% per annum. (See Footnote 9 of the Notes to the Consolidated Financial statements for details on the terms of the promissory note). Concurrent with the execution of the promissory note, the warrant issued on December 24, 1997 in connection with GE Capital's purchase of Series D Convertible Preferred Stock was amended. The first amendment provided that upon completion of a secondary offering on or before December 31, 1999 permitting GE Capital to sell 1,766,245 shares of the Company's common stock at a price of at least $8.75 per share, as adjusted, the warrant to purchase 200,000 shares of common stock at $.01 per share would be replaced with a warrant to purchase 300,000 shares of common stock at one-third of the per share price of such secondary offering. The amendment did not change the original term of the warrant which included a clause that if a public secondary offering is not completed by December 31, 1999, GE Capital would be entitled to purchase up to 10,670,000 shares of the Company's common stock if the Company's did not meet certain financial goals as set forth in the agreement.

Subsequent to June 30, 1999, the Company and GE Capital entered into a second amendment to the warrant. The new amendment permitted a private offering in addition to a public offering of common stock to satisfy its obligations with respect to the secondary offering for such portion of GE Capital's holdings of the Company's common stock. In addition, the deadline for the Company to complete a public or private secondary offering was changed to the period commencing on December 20, 1999 and ending on April 30, 2000. The effect of the second amendment allows more time for the Company to complete a secondary offering thereby reducing the number of shares GE Capital may acquire.

1999 Stock Option Plan:

In March 1999, the stockholders voted to establish the 1999 Stock Option Plan which authorized up to 1,000,000 shares of common stock under qualified and nonqualified stock options.

The Direct Marketing Industry
-----------------------------
Overview. Direct marketing is used for a variety of purposes including lead-generation and prospecting for new customers, enhancing existing customer relationships, exploring the potential for new products and services and establishing new products. Unlike traditional mass marketing aimed at a broad audience and focused on creating image and general brand or product awareness, successful direct marketing requires the identification and analysis of customers and purchasing patterns. Such patterns enable businesses to more easily identify and create a customized message aimed at a highly defined audience. Previous direct marketing activity consisted principally of direct mail, but now has expanded into the use of multiple mediums including telemarketing, print, television, radio, video, CD-ROM, on-line services, the Internet and a variety of other interactive marketing formats.

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

Industry Growth. The use of direct marketing has increased over the last few years due in part to the relative cost efficiency of direct marketing compared to mass marketing, as well as the rapid development of more powerful and more cost-effective information technology and data capture capabilities. According to industry sources, over the next decade, demographic shifts and changes in lifestyle, combined with new marketing mediums, are expected to create higher
demand  by  businesses  for  marketing   information  and  services  to  provide
businesses with direct access to their customers and a more efficient means of targeting specific audiences and developing long-term customer relationships. According to a study commissioned by the Direct Marketing Association ("DMA"), expenditures for direct marketing services in 1998 reached $163 billion. Expenditures for interactive/internet marketing reached $603 million in 1998. This number is expected to grow to $5.3 billion by 2003.

Corporate marketing departments often lack the technical expertise to create, manage and control highly technical aspects of the direct marketing process. As a result, the Company believes that there is a growing trend among direct marketers to outsource direct marketing programs.

Industry Consolidation. The direct marketing industry is extremely fragmented. According to industry sources, there are almost 11,000 direct marketing services and database services firms in the United States. The Company believes that most of such businesses are small, specialized companies which offer limited services. However, industry consolidation has increased in the last few years resulting in a greater number of large companies providing services similar to those provided by the Company. See "Competition." The Company believes that much of this consolidation is due to: (i) economies of scale in hardware, software and other marketing resources; (ii) cross-selling of services; and (iii) coordinating various components of direct marketing and media programs within a single, reliable environment. The Company believes these trends are likely to continue due in part to client demand for more cost-effective service to perform increasingly complex functions.

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

Marketing Services
------------------
Database Management Services. The Company's database management services begin with database creation and development, which include the planning stages and analytical processes to review all of the client's customer and operational files. Utilizing both proprietary and commercial software, the Company consolidates all of the separate information and relationships across multiple files and converts the client's raw information into a consolidated format. Once the client's customer data is consolidated and the database created, the data is enhanced using a wide selection of demographic, geographic, census and lifestyle information for over 95 million households and 153 million individuals to identify patterns and probabilities of behavior. The Company licenses this information from a variety of leading data compilers.

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

Data Processing. The Company's primary data processing service is to manage from the Company's data centers, all or a portion of a client's marketing information processing needs. After migrating a client's raw data to one of the Company's data centers, the Company's technology allows the client to continue to request and access all available information from remote sites. The database can also be verified for accuracy and overlaid with external data elements to further identify specific consumer behavior.

Other data processing services provided include migration (takeover and turnover) support for database maintenance or creation, merge/purge, data overlay and postal qualification. The Company also offers on-line and batch processing capacity, technical support, and data back-up and recovery.

List  Services.  List  processing  includes the  preparation  and  generation of comprehensive name and address lists which are used in direct marketing promotions. The Company's state-of-the-art data centers and large volume processing capabilities allow the Company to meet the list processing needs of its clients through its advanced list processing software applications, list brokerage and list management operations. The Company customizes list processing solutions by utilizing a variety of licensed software products and services, such as Address Conversion and Reformat, Address Standardization and Enhanced Merge/Purge, in addition to services provided by third parties, including; National Change of Address (NCOA), Delivery Sequence File and Locatable Address Conversion System. Other licensed products include databases used for suppressions such as the DMA Mail Preference File and the American Correctional Association Prison Suppress File.

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

Database Product Development. To further leverage its database management and list processing services, the Company has participated in the development of a new product using client/server technology. The product is a scaleable, three-tiered client/server data warehouse system that provides desktop, real-time decision support and marketing analysis to a non-technical user. This application is an intuitive, graphical user interface tool that offers both flexibility and the ability to access and analyze large customer files exceeding 100 million records. The incorporation of third-party software, relational and multidimensional database technology in an open system environment is intended to allow the Company's clients to take advantage of the latest developments in high-speed computing, utilizing both single and multi-processor hardware.

Market Analysis. The Company's market research services include problem conceptualization, program design, data gathering and results analysis. These services are conducted through telephone, mail and focus groups. Through the use of data capture technology, the Company is also able to obtain data from a statistically predictable sample of market survey contacts. The Company then tabulates and analyzes fielded data using multi-variate statistical techniques, and produces detailed reports to answer clients' marketing questions and suggest further marketing opportunities.

Direct Mail Support Services. The Company's direct mail support services include preparing and coordinating database services and custom telemarketing/telefundraising services for use in addressing and mailing materials to current and potential customers. The Company obtains name and address data from clients and other external sources, processes the data to eliminate duplicates, corrects errors, sorts for postal discounts and electronically prepares the data for other vendors who will address pre-printed materials.

Media Planning and Buying. The Company's Media Division is a multifaceted direct response media broker specializing in direct advertising such as: traditional print advertising; cooperative direct mail programs; Sunday supplements; card decks and more.

Internet Services. The Company provides a full suite of Internet services such as content planning to market strategy, from technical site hosting to graphic design and multimedia production. The Company has developed Web sites from the perspective of both client and presence provider, resulting in an intimate knowledge of the issues encountered by both entities in a Web development project. From the initial planning sessions and identification of an organization's promotional objectives to the live cutover of the finished site, the Company takes a proactive role in ensuring the most efficient development process for the client and the most rewarding experience for their online clientele. Once the site is up and running, the Company provides technical maintenance and ongoing consulting to keep Web resource current, technologically up-to-date and graphically ahead of the curve. The Company generates usage reports, complete with optional analysis and feedback features.

Automated Internet Marketing. The Company's primary Internet marketing application is Permission Plus(TM). Permission Plus(TM) enables companies to conduct customer surveys online and utilize an interactive database to market goods via e-mail. Permission Plus(TM) is an innovative suite of tools which captures detailed user information, including product preferences, interests and demographics, provides powerful marketing research information, and enables companies to proactively communicate with their customers through one-on-one e-mail communications. This information allows the Internet Group's clients to conduct and measure the results of Internet marketing campaigns quickly and efficiently in order to reduce cycle time and improve performance.


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


Client Base
-----------
The Company believes that its large and diversified client base is a primary asset which contributes to stability and the opportunity for growth in revenues. The Company has over 2,000 clients who utilize its various marketing services. These clients are comprised of leading commercial businesses and nonprofit institutions in the publishing, entertainment marketing, public broadcasting, education, retail, financial services (including credit card, home mortgage and home equity services), education, travel and leisure and healthcare industries. No single client accounted for more than 5% of total revenue in fiscal 1999.


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

Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the arts and entertainment, publishing, financial services and fundraising sectors. The Company's principal competitors in the database management services field are: Acxiom Corporation, Abacus Direct, Experian, Fair-Isaac, Inc. and Harte-Hanks Communications, Inc. The Company's principal competitors in the custom telemarketing/telefundraising field are Arts Marketing, Inc., Ruffalo, Cody & Associates and The Share Group. The Company's principal competitors in the Internet marketing services industry are Kana, Egain, and Message Media. There are relatively low barriers to entering the Internet marketing services industry. The current market is highly competitive and the Company anticipates that new competitors will continue to enter the market.


Facilities
----------
The Company leases all of its real property: facilities for its headquarters are in New York City; its sales and service offices are located in New York City; Newtown, Pennsylvania; Valencia and Los Angeles, California; Wilmington Massachusetts; and London; its data centers are located in New York City and Boston; and its telemarketing calling center in Berkeley, California. To accommodate its rapid growth, the Company is currently expanding its data center and administrative offices in New York. The Company's administrative office for its telemarketing/telefundraising operations in Los Angeles is located in office space leased from the former owner of SD&A, which lease the Company believes is on terms no less favorable than those that would be available from independent third parties. The Company believes that all of its facilities are in good condition and are adequate for its current needs through fiscal 2000. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data centers in New York City and Boston, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 2000. Nevertheless, the Company intends to expand its technological resources, including computer systems, software, telemarketing equipment and technical support. Any such expansion may require the leasing of additional operating office space.


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


Government Regulation and Privacy Issues
----------------------------------------
The telemarketing industry has become subject to an increasing amount of federal and state regulation. Violation of these rules may result in injunctive relief, monetary penalties or disgorgement of profits and can give rise to private actions for damages. While the Federal Trade Commission's new rules have not required or caused the Company to alter its operating procedures, additional federal or state consumer-oriented legislation could limit the telemarketing activities of the Company or its clients or significantly increase the Company's costs of regulatory compliance. Several of the industries which the Company intends to serve, including the financial services, and healthcare industries, are subject to varying degrees of government regulation. Although compliance with these regulations is generally the responsibility of the Company's clients, the Company could be subject to a variety of enforcement or private actions for its failure or the failure of its clients to comply with such regulations.

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

With the exception of regulations applicable to business generally, with respect to the Company's Internet products and services, we are not currently subject to direct regulation by any government agency. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws may be adopted with respect to the Internet in the future, covering such issues as: user privacy; pricing of goods and services offered; and types of products and service offered.

If the government adopts any additional laws or regulations covering use of the Internet, such actions could decrease the growth of the Internet. Any such reduction in the growth of the Internet may reduce demand for the Company's goods and services and raise the cost to the Company of producing such goods and services. Finally, the sales of goods and services may be reduced and the costs to produce such goods and services may be increased if existing U.S state and federal laws and foreign laws governing issues such as commerce, taxation, property ownership, defamation and personal privacy are increasingly applied to the Internet.


Employees
---------
At September 1, 1999, the Company employed approximately 1,450 persons, of whom 410 were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Item 2 - Properties
-------------------

The Company and its subsidiaries lease facilities for office space summarized as follows and in Note 11 of Notes to Consolidated Financial Statements.

         Location                      Square Feet
         --------                      -----------
         Patterson, New York                250
         Venice, California               5,500
         Berkeley, California             6,600
         Newtown, Pennsylvania           10,270
         New York, New York              31,500
         Wilmington, Massachusetts       20,000
         London, England                    460


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

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the Company trades on the NASDAQ National Market under the symbol "MSGI. Prior to July 26, 1999 the Company's common stock was traded on the NASDAQ Small Cap Market. The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASD:

                                               Common Stock
                                               ------------
                                   Low Sales Price      High Sales Price
                                   ---------------      ----------------
           Fiscal 1999
             Fourth Quarter             $15.93              $51.25
             Third Quarter                3.25               14.50
             Second Quarter               2.18                3.87
             First Quarter                2.03                3.87

           Fiscal 1998
             Fourth Quarter              $3.00               $4.19
             Third Quarter                3.50                5.56
             Second Quarter               3.88                5.50
             First Quarter                2.75                5.25


As of June 30, 1999, there were approximately 794 registered holders of record of the Company's common stock. (This number does not include investors whose accounts are maintained by securities firms in "street name".)

The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 1999 have been derived from the Company's audited consolidated financial statements.


                                                                   Historical
                                         ------------------------------------------------------------
                                                               Years ended June 30,
                                         ------------------------------------------------------------
                                         1995(1)       1996          1997(2)       1998(3)       1999(4)
                                         ----          ----          ----          ----          ----
OPERATING DATA:
Revenue                                 $3,630       $15,889       $24,145       $51,174       $82,242
Amortization and depreciation             $117          $501          $970        $1,486        $2,282
Income (loss) from continuing
    operations                         $(1,255)        $(460)      $(3,574)(5)     $(580)      $(7,072)
Net income (loss)                         $110(6)    $(1,094)      $(5,377)(7)     $(780)      $(7,646)
Net income (loss) attributable to
    common shareholders                   $110       $(1,094)     $(20,199)      $(4,724)(8)  $(20,181)(9)
Income (loss) per common share:
     From continuing operations         $(0.07)       $(0.36)       $(2.85)       $(0.37)       $(1.39)
     From discontinued operations        $0.13         $0.00         $0.00         $0.00         $0.00
                                        ------        ------        ------        ------        ------
                                         $0.06        $(0.36)       $(2.85)       $(0.37)       $(1.39)
Weighted average common shares
      outstanding                         1,808         3,068         7,089        12,892       14,552

OTHER DATA:
EBITDA(10)                             $(1,138)          $41            $4          $906       $(4,346)
Net cash used in
      operating activities             $(2,128)        $(884)      $(2,664)      $(1,886)         $(45)
Net cash provided by (used in)
      investing activities              $2,635         $(572)         $578       $(7,281)     $(18,939)
Net cash provided by
      financing activities                $292        $1,631        $3,622       $12,474       $16,035


                                                                   Historical
                                         ------------------------------------------------------------
                                                                 As of June 30,
                                         ------------------------------------------------------------
                                         1995(2)       1996          1997(3)       1998          1999
                                         ----          ----          ----          ----          ----
BALANCE SHEET DATA:
Cash                                    $1,218        $1,393        $2,929        $6,235        $3,285

Working capital (deficit)                 $578        $1,651          $189        $5,013       $(9,647)
Total intangible assets                 $7,273        $7,851       $16,127       $24,771       $62,494
Total assets                           $11,824       $13,301       $25,391       $49,781       $97,627
Total long term debt, net of
      current portion                   $3,000        $1,517        $3,205          $204        $5,937
Redeemable convertible
    preferred stock                          -        $1,306             -       $14,367             -
Total stockholders' equity              $5,165        $6,945       $13,686       $17,325       $48,928


(1)On April 25, 1995, the Company acquired all of the outstanding common shares of Alliance Media Corporation. The assets of Alliance consisted primarily of all the issued and outstanding shares of Stephen Dunn & Associates, Inc. ("SD&A"). The results of operations for Alliance and SD&A are included in the consolidated statements of operations beginning April 25, 1995.

(2)Effective October 1, 1996, the Company acquired all of the outstanding common shares of Metro Services Group, Inc., renamed Metro Direct, Inc. The results of operations for Metro Direct are included in the consolidated statements of operations beginning October 1, 1996.

(3)Effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. The results of operations for Pegasus are included in the consolidated statements of operations beginning July 1, 1997. Effective December 1, 1997, the Company acquired all of the outstanding common shares of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. The results of operations for Media Marketplace are included in the consolidated statements of operations beginning December 1, 1997. In May 1998, MSGI formed Metro Fulfillment, Inc., a new operating subsidiary providing on-line commerce, real time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.

(4)Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox List Brokerage, Inc., Stevens-Knox List Management, Inc. and Stevens-Knox International, Inc. (collectively, "SKA"). The results of operations for SK&A are included in the consolidated statements of operations beginning January 1, 1999. Effective March 1, 1999 the Company sold 85% of its subsidiary Metro Fulfillment. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. On May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct, Inc. The results of operations for CMGD Direct, Inc. are included in the consolidated statements of operations beginning May 14, 1999.

(5)Loss from operations includes compensation expense on option grants of $1,650 which were granted at exercise prices below market value and approximately $958 for restructuring costs.

(6) Net loss includes a gain from sale of securities of approximately $1,580.

(7)Net loss includes a charge for approximately $113 for discounts on warrant exercises and approximately $1,180 for the costs associated with a withdrawn public offering.

(8)Net loss attributable to common shareholders include the impact of dividends on preferred stock for a non-cash, non-recurring beneficial conversion feature of $3,214.

(9)Net loss from continuing operations and net loss include a one-time severance charge of $1,125 and a compensation expense on option grants of $444 which were granted at exercise prices below market value.

(10) EBITDA is defined as earnings before interest expense, income tax, depreciation, amortization and other non-cash items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of MSGI's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense. MSGI's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

Item 7 - Management's Discussion and Analysis
---------------------------------------------

Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve month period ended June 30, 1999. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-K.

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

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution. As more fully described in Note 4 to the consolidated financial statements included in this Form 10-K, effective March 1, 1999, the Company sold 85% of the common stock of MFI. The investment in MFI is being accounted for by the cost method of accounting. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations.

As more fully described in Note 3 to the consolidated financial statements included in this Form 10-K, effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox & Associates, Inc.,
Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A"). The results of operations of SK&A are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. SK&A provides list management, brokerage and database management services.

As more fully described in Note 3 to the consolidated financial statements included in this Form 10-K, effective May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct Corporation ("CMGD"). The results of operations of CMGD are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. CMGD provides database services to the direct marketing and internet industries.


Results of Operations Fiscal 1999 Compared to Fiscal 1998
---------------------------------------------------------

Revenues of approximately $82.2 million for the year ended June 30, 1999 (the "current period") increased by $31.0 million or 61% over revenues of $51.2 million during the year ended June 30, 1998 (the "prior period"). Of the increase, approximately $27.8 million is attributable to an increase in direct and internet marketing resulting from the acquisitions of SK&A and CMGD and including the acquisition of MMI for a full year as compared to seven months in the prior period. Direct and internet marketing revenue, not including the effects of acquisitions and telemarketing and telefundraising revenue, increased by $3.4 million or 10% over the prior period. These increases were partially offset by a decrease in telemarketing and telefundraising revenues of approximately $1.3 million or 8%. In addition, fulfillment revenue for the current period increased by approximately $1.1 million due to inclusion of eight months of operations in the current period as compared to a month and a half in the prior period. The decrease in telemarketing and telefundraising primarily resulted from a loss of revenue due to an unsuccessful attempt by third parties to unionize the calling center. New management has been put in place at the start of the new fiscal year and have refocused its priorities. The Company is still in the process of opposing certain issues with the union but expects to be successful in its efforts.

Direct costs of approximately $52.5 million in the current period increased by $25.7 million or 96% over direct costs of $26.8 million in the prior period. Of the increase, approximately $24.4 million is attributable to an increase in direct and internet marketing direct costs resulting from the acquisitions of SK&A and CMGD and including the acquisition of MMI for a full year as compared to seven months in the prior period. Direct costs for direct and internet marketing not including the effects of acquisitions increased by $.9 million or 4% which is due to the increase in revenue. The remaining increase is primarily due to fulfillment direct costs of approximately $.4 million which is consistent with the growth in revenue. The Company's direct costs consist principally of commissions paid to use marketing lists. Direct costs as a percentage of revenue increased from 52% in the prior period to 64% in the current period. The increase in the direct costs as a percentage of revenue results from the mix in services sold. Most of the acquisitions made in the past two years resulted in a substantial increase to the list management and list brokerage services. These services have a high direct cost percentage. As MSGI acquires new companies and internet revenues become a higher percentage of overall revenue, management expects the direct cost percentage of revenue to begin to decrease.

Salaries and benefits of approximately $26.2 million in the current period increased by $6.9 million or 36% over salaries and benefits of approximately $19.3 million in the prior period. Of the increase, approximately $3.5 million is attributable to an increase in direct and internet marketing salaries and benefits resulting from the acquisitions of SK&A and CMGD and including the acquisition of MMI for a full year as compared to seven months in the prior period. Salaries and benefits relating to direct and internet marketing excluding acquisitions increased by approximately $1.8 million or 10% due to increase in head count to manage current and anticipated future growth. Salaries and benefits relating to fulfillment increased by approximately $1.4 million due to inclusion of eight months of operations in the current period as compared to a month and a half in the prior period. Salaries and benefits associated with corporate overhead increased approximately $.2 million in the current period principally due to an increase in head count to manage current and anticipated future growth.

General and administrative expenses of approximately $6.8 million in the current period increased by approximately $2.5 million or 62% over comparable expenses of $4.2 million in the prior period. Of the increase, approximately $1.4 million is attributable to an increase in direct and internet marketing general and administrative expenses resulting from the acquisitions of SK&A and CMGD and including the acquisition of MMI for a full year as compared to seven months in the prior period. Direct and internet marketing services general and administrative expenses excluding acquisitions increased by approximately $.3 million principally due to increased professional fees associated with an unsuccessful attempt by third parties to unionize the calling center and increased rent expense due to expansion of certain office space. General and administrative expenses relating to fulfillment increased by approximately $.4 million due to inclusion of eight months of operations in the current period as compared to a month and a half in the prior period. The remaining increase is primarily due to an increase in corporate expenses of approximately $.4 million due to an increase in professional fees, travel and entertainment, board fees and reporting fees associated with the increase in merger and acquisition activity and becoming a larger company.

Depreciation and amortization expense of approximately $2.2 million in the current period increased by approximately $.7 million over expense of $1.5 million in the prior period. Of the increase, approximately $.6 million is attributable to an increase in direct and internet marketing depreciation and amortization expense resulting from the acquisitions of SK&A and CMGD and including the acquisition of MMI for a full year as compared to seven months in the prior period.

In the current period the Company incurred $1.1 million in severance costs in connection with the termination of two employment contracts. There are no further amounts to be paid under such contracts.

In the current period 400,000 stock options were granted with a below market exercise price on the date of the employment agreement to a key executive of the Company. The pricing of such options was part of a negotiation of an acquisition. 133,000 of the options vest immediately and 11,125 per month for the next two years. Accordingly, the aggregate difference of $1.2 million between the exercise price and the market price has been recorded as deferred compensation and included in stockholders' equity. The deferred compensation is being amortized into compensation expense over the vesting period of the options. The Company recognized compensation expense of approximately $.4 million during the current period.

Net interest expense of approximately $516,000 in the current period increased by approximately $330,000 over net interest expense of approximately $186,000 in the prior period. Such expenses increased principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A and CMGD. In addition, interest income from cash invested decreased due to cash used for stock buyback and to fund the fulfillment operations.

The net provision for income taxes of approximately $57,000 in the current period increased by approximately $42,000 over the provision of approximately $15,000 in the prior period. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which cannot be offset by losses incurred at the parent company level or other operating subsidiaries.

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

In Fiscal 1997, the Company incurred a non-recurring, non-cash charge of $1.7 million to compensation expense relating to options granted to two former principal executive officers. Such charge was incurred because the exercise price of each such option, which was based upon the market price of the common stock on May 30, 1996 (the date which the Company intended as the effective day of the grant) rather than the market price on September 26, 1996 (the actual effective date of the grant), was lower than the market price of the common stock on September 26, 1996.

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


Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At June 30, 1999, the Company had cash and cash equivalents of $3.3 million and accounts receivable net of allowances of $27.4 million.

The Company incurred losses from operations of $7.1 million in the current period. Cash used in operating activities was approximately $45,000. Net used in operating activities principally resulted from decrease in accounts receivable, increase in accrued expenses and other liabilities and the non-cash effect of depreciation and amortization.

In the current period, net cash of $18.9 million was used in investing activities consisting of: $17.7 million for the acquisitions of SK&A and CMG Direct, $.5 million for the purchases of property and equipment and $.9 for the final contingent payment for the acquisition of SD&A. In the prior period, net cash used in investing activities of $7.3 million consisted of $6.0 million for the acquisitions of Pegasus Internet and Media Marketplace, Inc, $.4 million for a contingent payment for the acquisition of SD&A, $.3 million for the purchases of property and equipment and $.6 million for the purchase of a note receivable.

In the current period, net cash of $16.0 million was provided by financing activities. Net cash provided by financing activities consisted of $10.0 million proceeds from a promissory note issued in connection with the CMG Direct acquisition, $5.5 million in proceeds from the exercise of stock options and warrants, $2.8 million in net proceeds from lines of credit offset by $1.3 million used for the purchase of treasury stock and $.8 million for repayments on acquisition debt, other notes payable and capital leases.

At June 30, 1999, the Company had amounts outstanding of $5.3 million on its lines of credit. As of June 30, 1999 the Company was in violation of certain financial covenants. The Company has obtained a waiver of such violations. The Company had approximately $1.4 million available on its lines of credit as of June 30, 1999.

On April 21, 1999, the Company exercised its right to convert all 50,000 shares of General Electric Capital Corporation's Series D Convertible Preferred Stock to approximately 4.8 million shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats, were immediately cancelled.

The Company believes that funds on hand, funds available from its operations, its unused lines of credit, and funds received subsequent to year end in connection with a private placement should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments.


The Year 2000
-------------

The Year 2000 issue could result in system failures or miscalculations causing disruption of operations of the companies. To date, MSGI has experienced very few problems related to the Year 2000 issue, and MSGI does not believe that it has a material exposure problem.

MSGI has conducted a review of its computer systems and other systems for the purpose of assessing its readiness for Year 2000, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes such systems will be compliant by November 1999 for its existing business-critical systems. However, if modifications are not made or completed timely, there could be a significant adverse impact on MSGI's operations.

In addition, MSGI has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 compliance and MSGI's possible exposure to Year 2000 issues of such third parties. However, there can be no guarantee that the systems of other companies, which MSGI's systems may rely upon, will be timely converted or representations made to MSGI by these parties are accurate. As a result, the failure of a major vendor or supplier to adequately address their Year 2000 compliance could have a significant adverse impact on MSGI's operations.

As of the date hereof, MSGI has incurred insignificant costs (primarily for internal labor) related to the identification and evaluation of MSGI's Year 2000 issues related to the system applications. Primarily as a result of the acquisition of CMG Direct, the Company anticipates spending an additional $520,000 to become Year 2000 compliant for its business-critical systems prior to the end of November 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates are accurate and actual results could differ from these estimates.


Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 13(a)(1).


Item 9 -  Changes  in and  Disagreements  with  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

None.

                                      PART III

The information required by this Part III (items 10, 11, 12, and 13) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1)  Financial statements - see "Index to Financial Statements" on page 28.
    (2) Financial statement schedules - see "Index to Financial Statements" on page 28.
    (3)  Exhibits:

         2.1    Stock Purchase Agreement between Marketing  Services Group, Inc.
                and Ralph Stevens (n)
         2.2    Stock Purchase Agreement between Marketing  Services Group, Inc.
                and CMGI, Inc.(o)
         2.3    Agreement and Plan of Merger By and Among Marketing  Services
                Group, Inc., GCG Merger Corp., and Grizzard Advertising, Inc.(p)
         3(i)   Amended and Restated Articles of Incorporation (b)
         3(ii)  Certificate of Amendment to the Amended and Restated Articles of
                Incorporation of the Company (b)
         3(iii) Certificate of Amendment to the Articles of  Incorporation  for
                change of name to All-Comm Media Corporation (e)
         3(iv)  By-Laws (b)
         3(v)   Certificate  of Amendment of Articles of  Incorporation  for
                increase in number of authorized shares to 36,300,000 total (h)
         3(vi)  Certificate of Amendment of Articles of  Incorporation  for
                change of name to Marketing Services Group, Inc. (k)
         3(vii) Certificate  of  Amendment  of Articles of  Incorporation  for
                increase in number of authorized shares to 75,150,000 total (q)
         3(viii)The Amended  Certificate of  Designation,  Preferences and
                Relative, Participating and Optional and Other Special Rights of
                Preferred Stock and Qualifications, Limitations and Restrictions
                Thereof for the Series D Convertible Preferred Stock (l)
         10.1   1991 Stock Option Plan (c)
         10.2   Letter  from  Seller of SD&A  agreeing  to long-term  obligation payment and restructuring (g)
         10.3   Agreement and Plan of Merger between  All-Comm Media Corporation and Metro Services Group, Inc. (i)
         10.4   Security  Agreement between Milberg Factors,  Inc. and Metro
                Services Group, Inc. (j)
         10.5   Security  Agreement between Milberg Factors,  Inc. and Stephen
                Dunn & Associates, Inc. (k)
         10.6   Agreement and Plan of Merger between  Marketing  Services Group,
                Inc. and Pegasus Internet, Inc. (k)
         10.7   J. Jeremy Barbera Employment Agreement (c)
         10.8   Robert M. Budlow Employment Agreement (i)
         10.9   Janet Sautkulis Employment Agreement (i)
         10.10  Robert Bourne Employment Agreement (k)
         10.11  Thomas Scheir Employment Agreement (k)
         10.12  Form of Private Placement Agreement (j)
         10.13  Fourth Memorandum of Understanding (q)
         10.14  Stock  Purchase Agreement among Marketing Services Group, Inc.,
                Stephen M. Reustle and Thomas R. Kellogg (m)
         10.15  Purchase agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)
         10.16  Stockholders  Agreement by and among the Company, GE Capital and certain  existing  stockholders  of  the Company,  dated  as  of
                December 24, 1997 (l)
         10.17  Registration  Rights  Agreement  by and among the Company and GE
                Capital, dated as of December 24, 1997 (l)
         10.18  Warrant, dated as of December  24, 1997,  to purchase  shares of
                Common Stock of the Company (l)
         10.19  Form of Employment  Agreement by and among Marketing  Services
                Group, Inc. and Stephen M. Reustle (m)
         10.20  Form of Employment  Agreement by and among Marketing  Services
                Group, Inc. and Ralph Stevens (n)
         10.21  Form of Employment  Agreement by and among Marketing  Services
                Group, Inc. and Edward Mullen (a)
         10.22  First Amendment to Preferred Stock Purchase Agreement Between
                General Electric Capital Corporation and Marketing Services
                Group, Inc. (r)
         10.23  Promissory note (r)
         10.24  Warrant agreement (r)
         10.25  Second Amendment (s)
         21     List of Company's subsidiaries (a)
         23     Consent of PricewaterhouseCoopers, LLP (a)
         27     Financial Data Schedule (a)

(a)  Incorporated herein
(b) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192
(c) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839
(d) Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
(e) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995
(f) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996
(g) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996
(h) Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996
(i) Incorporated by reference to the Company's Report on Form 8-K dated October 11, 1996
(j) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997
(k) Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997
(l) Incorporated by reference to the Company's Report on Form 8-K dated January 13, 1998
(m) Incorporated by reference to the Company's Report on Form 8-K dated March 16,1998
(n) Incorporated by reference to the Company's Report on Form 8-K dated February 1, 1999
(o) Incorporated by reference to the Company's Report on Form 8-K dated March 24, 1999
(p) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-85233.
(q) Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1998.
(r) Incorporated by reference to the Company's Report on Form 8-K dated May, 13 1999.
(s) Incorporated by reference to the Company's Report on Form 8-K dated August, 30, 1999.


(b)  Reports on Form 8-K.

     During the fourth quarter 1999, Form 8-K/A dated April 5, 1999 was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). On May 24, 1999 Form 8-K was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MARKETING SERVICES GROUP, INC.
                               ------------------------------
                               (Registrant)


                               By: /s/ J. Jeremy Barbera
                               ---------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer

Date:   October 7, 1999
        ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                  Title                                Date
---------                  -----                                ----

/s/ J. Jeremy Barbera      Chairman of the Board and Chief      October 7, 1999
---------------------      Executive Officer
J. Jeremy Barbera         (Principal Executive Officer)


/s/ Edward E. Mullen       President and Director               October 7, 1999
---------------------
Edward E. Mullen


/s/ Cindy H. Hill          Chief Financial Officer (Principal   October 7, 1999
-----------------          Financial and Accounting Officer)
Cindy H. Hill


/s/ Alan I. Annex          Director and Secretary               October 7, 1999
---------------------
Alan I. Annex


/s/ S. James Coppersmith   Director                             October 7, 1999
------------------------
S. James Coppersmith


/s/ John T. Gerlach        Director                             October 7, 1999
---------------------
John T. Gerlach


/s/ Seymour Jones          Director                             October 7, 1999
-----------------
Seymour Jones


/s/ C. Anthony Wainwright  Director                             October 7, 1999
-------------------------
C. Anthony Wainwright

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                    [Item 14]



       (1) FINANCIAL STATEMENTS:                                Page
           ---------------------                                ----

           Report of Independent Accountants                     29

           Consolidated Balance Sheets as of June 30,
              1999 and June 30, 1998                             30

           Consolidated Statements of Operations
              Years Ended June 30, 1999, 1998, and 1997          31

           Consolidated Statement of Stockholders' Equity
              Years Ended June 30, 1999, 1998, and 1997         32-33

           Consolidated Statements of Cash Flows
              Years Ended June 30, 1999, 1998, and 1997         34-36

           Notes to Consolidated Financial Statements           37-51

      (2)  FINANCIAL STATEMENT SCHEDULES
           -----------------------------

           Schedule II - Valuation and Qualifying Accounts       52

           Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Marketing Services Group, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Marketing Services Group, Inc. and Subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                                /s/ PRICEWATERHOUSECOOPERS LLP


September 24, 1999

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 AND 1998

                                                              June 30,

ASSETS                                                   1999          1998
------                                                   ----          ----
Current assets:
   Cash and cash equivalents                       $  3,285,217    $  6,234,981
   Accounts receivable, billed, net of
     allowance for doubtful accounts of
     $394,910 and $421,861, respectively             23,527,798      12,606,468
   Accounts receivable, unbilled                      3,862,907       3,259,437
   Note receivable- current portion                     685,873               -
Other current assets                                  1,168,653         724,032
                                                    -----------     -----------
     Total current assets                            32,530,448      22,824,918

Property and equipment, net                           1,504,826       1,645,957
Intangible assets, net                               62,493,949      24,771,045
Note receivable                                         474,127               -
Other assets                                            623,599         539,507
                                                   ------------    ------------
     Total assets                                   $97,626,949     $49,781,427
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Lines of credit                                  $ 5,316,775    $  2,522,306
   Accounts payable-trade                            23,214,278      11,420,386
   Accrued expenses and other current liabilities     8,151,764       2,433,871
   Current potion of note payable-related party       4,871,750               -
   Current portion of capital lease obligations          52,099         117,911
   Current portion of long term obligations             570,653       1,317,540
                                                    -----------       ---------
     Total current liabilities                       42,177,319      17,812,014

Capital lease obligations, net of current portion        67,407          87,250
Long-term obligations, net of current portion           997,890         116,667
Note payable- related party, net of current portion   4,871,750               -
Other liabilities                                       584,954          72,937
                                                     ----------       ---------
     Total liabilities                               48,699,320      18,088,868
                                                    -----------     -----------

Redeemable convertible preferred stock -
  $.01  par  value;  150,000  shares authorized;
  50,000 shares of Series D convertible preferred
  stock issued and outstanding as of June 30, 1998                   14,367,301
                                                                     ----------
Commitments and contingencies

Stockholders' equity:
   Common  stock - $.01  par  value;  75,000,000
     authorized;  22,513,772 and 13,098,510 shares
     issued as of June 30, 1999 and 1998,
     respectively                                       225,138         130,985
   Additional paid-in capital                        70,812,973      29,612,816
   Accumulated deficit                              (19,928,677)    (12,283,074)
   Deferred compensation                               (788,095)
   Less: 423,894 and 11,800 shares of common
     stock in treasury, at cost as of
     June 30, 1999 and 1998, respectively            (1,393,710)       (135,469)
                                                    ------------    -----------

     Total stockholders' equity                      48,927,629      17,325,258
                                                    -----------     -----------
     Total liabilities and stockholders' equity     $97,626,949     $49,781,427
                                                    ===========     ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997


                                              1999         1998         1997
                                            --------     --------     --------

Revenues                                $82,241,894   $51,174,063   $24,144,874
                                        -----------   -----------   -----------
Operating costs and expenses:
  Direct costs                           52,510,154    26,771,611     5,587,343
  Salaries and benefits                  26,188,341    19,255,348    14,967,420
  Selling, general and administrative     6,764,488     4,240,805     3,585,972
  Depreciation and amortization           2,282,251     1,486,106       969,594
  Severance costs                         1,125,000             -             -
  Compensation expense on
    option grants                           443,905             -     1,650,000
  Restructuring costs                             -             -       958,376
                                         ----------    ----------    ----------
     Total operating costs and expenses  89,314,139    51,753,870    27,718,705
                                         ----------    ----------    ----------

     Loss from operations               (7,072,245)      (579,807)   (3,573,831)
                                        ----------       --------    ----------

Other expense:
   Withdrawn public offering costs                -             -    (1,179,571)
   Interest expense and other, net         (516,099)     (185,967)     (514,321)
                                           --------      --------      --------
     Total other expense                   (516,099)     (185,967)   (1,693,892)
                                           --------      --------    ----------
   Loss before income taxes              (7,588,344)     (765,774)   (5,267,723)
   Provision for income taxes               (57,259)      (14,704)     (109,373)
                                            -------       -------      --------

Net loss                               $ (7,645,603)   $ (780,478)  $(5,377,096)
                                       ============    ==========   ===========

Net loss attributable to
  common stockholders*                 $(20,180,933)  $(4,724,480) $(20,199,038)
                                       ============   ===========  ============

Net loss per common share,
  basic and diluted                       $ (1.39)       $ (.37)      $ (2.85)
                                          =======        ======       =======

Weighted average common shares
  outstanding                            14,552,444    12,892,323     7,089,321
                                         ==========    ==========     =========


* The year ended June 30, 1999 includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio for $11,366,022 for exercises of stock options and warrants; (b) $949,365 in cumulative undeclared preferred stock dividends; and (c) $219,943 of periodic non-cash accretions of preferred stock.

   The year ended June 30, 1998 include the impact of dividends on preferred stock for (a) a non-cash, non-recurring beneficial conversion feature of $3,214,400; (b) $152,512 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $464,816 in cumulative undeclared dividends; and (d) $112,274 of periodic non-cash accretions on preferred stock.

   The year ended June 30, 1997 include the impact of non-recurring dividends on preferred stock for (a) $8.5 million non-cash dividend on conversion of Series B Preferred Stock; (b) $573,000 on repurchase of Series C Preferred Stock; (c) periodic non-cash accretions on preferred stock; and (d) $5 million in discounts on warrant exercises.



The accompanying notes are an integral part of the Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998, AND 1997




                                               Common Stock       Additional                      Treasury Stock
                                               ------------        Paid-in     Accumulated        --------------
                                            Shares      Amount     Capital       Deficit        Shares       Amount       Totals
                                            ------------------     -------       -------        -------------------       ------
Balance July 1, 1996                       3,198,534   $31,985   $13,173,520   $(6,125,500)    (11,800)   $(135,469)    $6,944,536

Shares issued upon exercise of options         7,925        79           (79)
Purchase of warrants by consultants                                   81,000                                                81,000
Accretion of redeemable convertible
  preferred stock                                                   (806,425)                                             (806,425)
Issuance of restricted shares for
  SD&A earn-out                               96,748       967       424,033                                               425,000
Non-recurring issuance of options for
  compensation of executive officers                               1,650,000                                             1,650,000
Issuance of common stock for acquisition
  of Metro Services Group                  1,814,000    18,140     7,237,860                                             7,256,000
Recapitalization:
    Conversion of 6,200 shares of
    Series B redeemable convertible
    preferred stock into common            2,480,000    24,800     1,661,288                                             1,686,088
Accretion on repurchase of 2,000 shares
  of Series C redeemable preferred stock                            (573,305)                                             (573,305)
Issuances of restricted stock in exchange
  for warrants                               600,000     6,000        (6,000)
Issuances of restricted stock for accrued
  interest on Series B&C redeemable
  convertible preferred stock                 88,857       889       144,864                                               145,753
Issuances of restricted shares upon
  exercise of discounted warrants          3,152,500    31,526     2,033,600                                             2,065,126
Discounts granted on exercise of
  warrants                                                           113,137                                               113,137
Issuances of warrants to consultants                                  76,000                                                76,000
Net and comprehensive loss                                                      (5,377,096)                             (5,377,096)
                                          ----------   -------    ----------    ----------     --------    ---------    ----------
Balance June 30, 1997                     11,438,564   114,386    25,209,493   (11,502,596)    (11,800)    (135,469)    13,685,814

Shares issued upon exercise of options         4,135        41         8,229                                                 8,270
Issuance of warrants to consultants                                   19,500                                                19,500
Issuance of restricted shares for
  SD&A earn-out                              139,178     1,392       423,608                                               425,000
Issuance of common stock for acquisition
      of Pegasus Internet                    600,000     6,000     1,794,000                                             1,800,000
Conversion of $1.7 million of convertible
  debt to common stock, net of discount
  and stock issuance costs                   694,411     6,944     1,629,228                                             1,636,172
Sale of Series D Preferred Stock,
  net of stock issuance costs                                      3,474,982                                             3,474,982
Dividend for non-cash, non-recurring
  beneficial conversion feature                                   (3,214,400)                                           (3,214,400)
Issuance of common stock for acquisition
  of  Media Marketplace, Inc.                222,222     2,222       997,778                                             1,000,000
Adjustment to conversion ratio for
  redeemable convertible preferred stock                            (152,512)                                             (152,512)
Cumulative undeclared dividends for
  redeemable convertible preferred stock                            (464,816)                                             (464,816)
Accretion of redeemable convertible
  preferred stock                                                   (112,274)                                             (112,274)
Net and comprehensive loss                                                        (780,478)                               (780,478)
                                          ----------   -------    ----------    ----------     -------      -------     ----------
Balance June 30,1998                      13,098,510   130,985    29,612,816   (12,283,074)    (11,800)    (135,469)    17,325,258



The accompanying notes are an integral part of the Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997
                                   (CONTINUED)

                                 Common Stock       Additional                                     Treasury Stock
                                 ------------        Paid-in      Deferred      Accumulated        --------------
                              Shares      Amount     Capital    Compensation      Deficit        Shares       Amount       Totals
                              ------------------     -------    ------------    -----------      -------------------       ------
Balance July 1,1998        13,098,510    $130,985  $29,612,816            -    $(12,283,074)    (11,800)   $(135,469)  $17,325,258

Purchase of common stock
  held in treasury                                                                             (412,094)  (1,258,241)   (1,258,241)
Shares issued upon
  exercise of stock
  options                   1,590,101      15,901    4,352,241                                                           4,368,142
Shares issued upon
  exercise of warrants        439,455       4,395    1,087,085                                                           1,091,480
Conversion of $558,765
  of convertible debt and
  interest to common stock    224,000       2,240      556,525                                                             558,765
Issuance of common stock
  for acquisition of CMG
  Direct Corporation        2,321,084      23,211   19,311,411                                                          19,334,622
Warrants issued in
  connection with debt                                 342,000                                                             342,000
Adjustment to conversion
  ratio for redeemable
  convertible preferred
  stock                                            (11,366,022)                                                        (11,366,022)
Cumulative undeclared
  dividends for redeemable
  convertible preferred
  stock                                               (949,365)                                                           (949,365)
Accretion of redeemable
  convertible preferred
  stock                                               (219,943)                                                           (219,943)
Conversion of Series D
  Preferred Stock           4,840,622      48,406   26,854,225                                                          26,902,631
Issuance of below market
  stock options                                      1,232,000   $(1,232,000)                                                    -
Recognition of stock
  based compensation
  expense                                                            443,905                                               443,905
Net and comprehensive loss                                                       (7,645,603)                            (7,645,603)
                           ----------    --------  -----------     ---------   ------------     -------  -----------   -----------
Balance June 30,1999       22,513,772    $225,138  $70,812,973     $(788,095)  $(19,928,677)   (423,894) $(1,393,710)  $48,927,629


The accompanying notes are an integral part of the Consolidated Financial Statements.

                    MARKETING SERVICES GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1999, 1998, AND 1997

                                                                      1999                 1998                 1997
                                                                      ----                 ----                 ----
Operating activities:
   Net loss                                                       $(7,645,603)          $(780,478)         $(5,377,096)
   Adjustments to reconcile loss to net cash
    used in  operating activities:
     Gain on sale of land                                                   -                   -              (90,021)
     Gain on sale of MFI                                              (16,604)
     Depreciation                                                     673,154             412,212              250,194
     Amortization                                                   1,609,097           1,073,894              719,400
     Loss on disposal of assets                                             -                   -               35,640
     Discounts on exercise of warrants                                      -                   -              113,137
     Compensation expense on option grants                            443,905                   -            1,650,000
     Accretion on note payable and redeemable stock                    85,500              37,555              161,597
     Warrant Issuances to consultants and creditors                         -              19,500              152,000
     Promissory notes issued for settlement agreements                      -                   -              499,524
     Bad debt expense                                                 162,715              70,170                    -
   Changes in assets and liabilities net of effects
    from acquisitions:
     Accounts receivable                                            1,211,918            (487,516)            (483,959)
     Other current assets                                              29,716            (398,413)            (119,263)
     Other assets                                                    (341,006)           (362,671)            (144,237)
     Trade accounts payable                                          (482,908)         (1,240,126)            (312,493)
     Accrued expenses and other liabilities                         4,224,861            (230,616)              281,539
                                                                    ---------            --------               -------
   Net cash used in operating activities                              (45,255)         (1,886,489)           (2,664,038)
                                                                      -------          ----------            ----------
Investing activities:
   Proceeds from sale of land                                               -                   -               860,443
   Acquisition of MMI, net of cash acquired of $340,550                     -          (5,691,172)                    -
   Acquisition of Metro, net of cash acquired of $349,446                   -                   -               207,327
   Acquisition of Pegasus, net of cash acquired of $43,811                  -            (277,692)                    -
   Acquisition of SK&A, net of cash acquired of $290,946           (3,599,276)                  -                     -
   Acquisition of CMG Direct, net of zero cash acquired           (14,066,608)                  -                     -
   Earn-out relating to acquisition of SD&A                          (850,000)           (425,000)                    -
   Purchases of property and equipment                               (523,437)           (287,529)             (489,846)
   Proceeds from sale of MFI                                          100,000                   -                     -
   Purchase of note receivable                                              -            (600,000)                    -

   Net cash provided by (used in) investing activities            (18,939,321)         (7,281,393)              577,924
                                                                  -----------          ----------               -------
Financing activities:
   Proceeds from sale of convertible preferred stock,
     net of issue costs of $1,101,719                                       -           13,898,280                    -
   Net proceeds from credit facilities                              2,794,467              860,598                    -
   Proceeds from exercise of stock options and warrants             5,459,624                8,271             2,070,125
   Proceeds from  convertible  notes  payable                               -                    -             2,200,000
   Proceeds from short term  note  payable                         10,000,000                    -                     -
   Repayment  of land  option                                               -                    -              (150,000)
   Proceeds  from bank loans and credit facilities                          -                    -             1,686,546
   Repayments of bank loans and credit facilities                           -                    -              (524,838)
   Payments on promissory notes                                      (134,385)                   -               (51,889)
   Repayments  of  note  payable                                     (117,540)            (330,095)           (1,000,000)
   Principal payments under capital lease obligation                 (125,779)             (96,537)              (41,195)
   Purchase of treasury stock                                      (1,258,241)                   -                     -
   Repayments of acquisition debt                                    (583,334)          (1,866,666)             (566,667)
                                                                     --------           ----------              --------

   Net cash provided by financing activities                       16,034,812            12,473,851            3,622,082
                                                                   ----------            ----------            ---------

Net increase (decrease) in cash and cash equivalents               (2,949,764)            3,305,969            1,535,968
   Cash and cash equivalents at beginning of year                   6,234,981             2,929,012            1,393,044
                                                                    ---------             ---------            ---------

Cash and cash equivalents at end of year                           $3,285,217            $6,234,981           $2,929,012
                                                                   ==========            ==========           ==========

The accompanying notes are an integral part of the Consolidated Financial Statements.

Supplemental disclosures of cash flow data:

                                                1999        1998         1997
                                                ----        ----        -----
   Cash paid during the year for:
     Interest                                 $547,209   $ 439,264    $243,482
     Financing charge                          $75,000  $1,101,719    $154,000
     Income tax paid                          $162,107   $ 45,019$     $45,154


Supplemental  schedule of non cash investing and financing  activities
----------------------------------------------------------------------

o Details of businesses acquired in purchase transactions:

                                          1999          1998          1997
                                          ----          ----          ----
  Working deficit, other than
    cash acquired                     $(1,527,513)   $(203,142)     $(389,310)
  Fair value of other assets
    acquired                          $39,830,212   $9,091,306     $8,528,772
  Liabilities assumed or incurred      $1,302,194     $119,300     $1,090,789
  Fair value of stock issued for
    acquisitions                      $19,334,621   $2,800,000     $7,256,000


  Cash paid for acquisitions
   (including related expenses)       $17,956,830   $6,353,225       $142,119
  Cash acquired                          $290,946     $384,361       $349,446
                                         --------     --------       --------
  Net cash paid for (provided by)
    acquisitions                      $17,665,884   $5,968,864      $(207,327)


For the year ended June 30, 1999:

o The Company recorded the following non-cash preferred dividends as of June 30, 1999: (a) $11,366,022 adjustment of the conversion ratio for exercises of stock options and warrants; (b)$949,365 cumulative undeclared dividends; and
   (d) $219,943 of periodic, non-cash accretions on preferred stock. On April 21, 1999, the Company exercised its right to convert all 50,000 shares of General Electric Capital Corporation's Series D Convertible Preferred Stock into approximately 4.8 million shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats were cancelled.

o Convertible debt and accrued interest with an aggregate amount of $558,765 was converted into 224,000 shares of common stock.

o Capital lease obligations of $47,934 were incurred for the leasing of certain equipment.

o The Company sold 85% of the issued and outstanding common stock of MFI for $1,260,000 consisting of a cash payment of $100,000 and a promissory note of $1,160,000.

o 145,000 outstanding warrants were converted into 116,406 shares of common stock in a cashless exercise.


For the year ended June 30, 1998:

o As a result of the sale of $15,000,000 of redeemable convertible preferred stock and warrants to General Electric Capital Corporation, more fully described in Note 12, the Company has recorded the following non-cash preferred dividends as of June 30, 1998: (a) $3,214,400 non-cash, non-recurring beneficial conversion feature; (b) $152,512 adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $464,816 cumulative undeclared dividends; and (d) $112,274 of period, non-cash accretions on preferred stock.

o Convertible debt and accrued interest with an aggregate principal amount of $1,700,000 was converted into 694,411 shares of common stock. Unamortized deferred financing costs relating to the convertible debt in the amount of $99,857 were written off to paid in capital upon conversion.

o Capital lease obligations of $142,231 were incurred for the leasing of certain equipment and automobiles.

o Property and equipment in the amount of $626,356 were acquired through the foreclosure on a note receivable.

o The Company issued 139,178 shares of common stock, valued at $425,000, as an earn-out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1997. The Company increased intangible assets by $780,000 and $91,112 due to an earn-out payment paid to the former owner of SD&A for the achievement of defined results of operations for the fiscal year ended June 30, 1998 and 1997, respectively.


The accompanying notes are an integral part of the Consolidated Financial Statements.

For the year ended June 30, 1997:

o 7,925 shares of common stock were issued upon exercise of stock options for 15,000 shares, using 7,075 outstanding shares as payment of the exercise price.

o The Company issued 96,748 shares of common stock, valued at $425,000, as an earn-out payment to the former owner of SD&A for achieving certain targeted earnings for the fiscal year ended June 30, 1996.

o Two former members of executive management were granted stock options for 600,000 shares of common stock as part of their employment agreements. Compensation expense of $1,650,000 was recognized for the difference between the exercise price and the fair market value on the date of grant.

o The Company issued 3,168,857 shares of its common stock and $1,000,000 face value in debt as part of a recapitalization. 6,200 shares of Redeemable Series B Preferred Stock were converted into 2,480,000 common shares; 2,000 shares of Redeemable Series C Preferred Stock were repurchased for $1,000,000 in notes; warrants for 3,000,000 shares were exchanged for 600,000 common shares and $145,753 in accrued interest was converted into 88,857 common shares (see Note 18).

o The Company entered into promissory notes payable for executive management settlement agreements at a discounted value of $499,524, of which $447,635 was unpaid at June 30, 1997.

o The Company made prepayments on a portion of discounted long-term debt to a former owner of Metro Services Group, Inc., in non-cash accretion of $23,810 on the discounted debt and goodwill. Accretion of the discount on the unpaid notes was $33,333.

o Intangible assets were increased by $758,888, payable half in common stock and half in cash to the former owner of SD&A as additional consideration resulting from SD&A's achievement of defined results of operations, during fiscal 1997.

o On July 1, 1997, the Company consummated an agreement to purchase Pegasus Internet, Inc. At June 30, 1997, the Company had accrued $80,000 in unpaid acquisition costs.


The accompanying notes are an integral part of the Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of Marketing Services Group, Inc. and its wholly-owned subsidiaries. ("MSGI" or the "Company"). Operating Subsidiaries include: Stephen Dunn & Associates ("SD&A"); Metro
Direct, Inc. ("Metro Direct"); Pegasus Internet, Inc. ("Pegasus"); Media Marketplace, Inc. ("MMI"); Metro Fulfillment, Inc. ("MFI") (through April 1999); Stevens-Knox & Associates, Inc.; Stevens-Knox List Brokerage, Inc.; Stevens-Knox International, Inc. (collectively "SK&A); and CMG Direct Corporation ("CMG Direct"). All material intercompany accounts and transactions have been eliminated in consolidation.

The Company provides direct and database marketing, telemarketing and telefundraising, media planning and buying, online consulting and commerce, automated Internet marketing and Web design services. Substantially all of the Company's business activity is principally conducted with customers located within the United States and Canada.


2. SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment:

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

            Furniture and fixtures.................2 to 7 years
            Computer equipment and software........3 to 5 years

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

Intangible Assets:

Intangible assets consist of covenants not to compete, proprietary software, customer base, list databases, assembled work force, present value of favorable leases and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets are amortized under the straight-line method over the period of expected benefit of 3 to 40 years.

Long-Lived Assets:

The Company assesses the recoverability of its long-lived assets (including property and equipment and intangible assets) by determining whether the amortization of the unamortized balance over its remaining life can be recovered through projected future cash flows (undiscounted and without interest charges). If projected future cash flows indicate that the unamortized amounts will not be recovered, an adjustment will be made to reduce the net amounts to fair value. No impairment was required to be recognized in the accompanying financial statements.

Revenue Recognition:

Revenues derived from direct and database marketing are recognized when services have been fully performed and completed (the "Service Date"), but does not bill for such services, in accordance with industry practices, until all services relating to a client's campaign, including services to be performed by unrelated third parties, have been completed. The client's obligation to pay for its completed services is not contingent upon completion of the services to be performed by these unrelated third parties. In any event, clients are billed no later than a predetermined mailing date for their respective campaigns, which date is generally not more than thirty days after the Service Date. Unbilled receivables represent the portion of revenues recognized in excess of revenues billed in accordance with this practice.

Revenues derived from telemarketing and telefundraising are recognized when pledged cash is received for on-site campaigns and when services are provided for off-site campaigns. Revenues derived from media planning and buying, online consulting and commerce and Web design products are recognized when services are performed. Deferred revenue represents billings in excess of revenue recognized.

Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance and the allowance for doubtful accounts. Actual results could differ from those estimates.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash to financial institutions with high credit standings. A significant portion of cash balances are maintained with one financial institution and may, at time, exceed federally insurable amounts. Collateral is generally not required on trade accounts receivable. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

Earnings (Loss) Per Share:

In October 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of basic and diluted earnings per share. Basic EPS does not give effect to common stock equivalents whereas the presentation of diluted earnings per share gives effect to all dilutive common shares that were outstanding during the period. Stock options and warrants with exercise prices below average market price in the amount of 3,354,238, 1,138,264 and 3,027,624 shares for the years ended June 30, 1999, 1998 and 1997, respectively, were not included in the computation of diluted EPS as they are antidilutive as a result of net losses during the periods presented.


Employee Stock-Based Compensation:

The accompanying financial position and results of operations for the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, the number of shares and the exercise price of the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock as defined.

The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting under SFAS 123 have been included in Note 14.

Comprehensive Income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the current fiscal year. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income in any period presented.

Segment Reporting:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") during the current fiscal year. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 requires the presentation of financial information in a manner similar in nature to how the company views its business. MSGI has two segments, traditional direct marketing and Internet marketing. Internet operations for the years ended June 30, 1999, 1998 and 1997 were immaterial.

Start-up Activities:

The Company adopted Accounting Standards Executive Committee "Statement of Position 98-5 Reporting on the Costs of Start-Up Activities" ("SOP 98-5") during the current fiscal year. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. There was no effect on the Company's financial statements as a result of adoption of SOP 98-5.

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's line of credit and note payable approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at December 31, 1999, 1998, and 1997.

Reclassifications:

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year's presentation.


3. ACQUISITIONS

CMG Direct Corporation:

On May 13, 1999, MSGI acquired all of the outstanding capital stock of CMG Direct Corporation, a wholly-owned subsidiary of CMGI, Inc. Total consideration for the acquisition was $33,029,237 which included $13,464,857 in cash, net of a purchase price adjustment of $371,992 received subsequent to year end, an aggregate of 2,321,084 shares of common stock of MSGI valued at $19,334,621 and acquisition costs of $229,759. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair value, as follows:

              Working capital                          $    39,274
              Property and equipment                       433,063
              Intangible assets                         32,556,900
                                                        ----------
                                                       $33,029,237

CMG Direct provides database services to the direct marketing and internet industries. PermissionPlus, a Web application developed by CMGD Direct, enables companies to automate Web site customer acquisition and increase customer lifetime value.

Stevens-Knox & Associates:

Effective January 1, 1999, MSGI entered into a stock purchase agreement to acquire all of the issued and outstanding capital stock (the "Shares") of Stevens-Knox and Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A"). The total cost of the acquisition was $3,890,222, consisting of a cash purchase price of $3,254,417, assumption and payment of notes and loans payable of $385,445 and transaction and other costs of $250,360. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values, as follows:

                  Working deficit             $(1,647,833)
                  Property and equipment           78,115
                  Other assets                     63,725
                  Other liabilities            (1,302,194)
                  Intangible assets             6,698,409
                                              -----------
                                               $3,890,222
                                              ===========

The agreement includes a contingent payment of up to $1,000,000 a year for each of the next three fiscal years, adjustable forward to apply to the next fiscal year if no contingent payment is due for one such year. The payments are contingent upon (a) SK&A meeting targeted earnings before interest and taxes and
(b) certain targeted billings of MSGI subsidiaries and affiliates, as defined. In addition, the Seller is entitled to receive $500,000 in stock as consideration for the Shares, in the event that certain conditions are met for the period February 1, 1999 through January 31, 2000.

SK&A provides list management, brokerage and database management services.

These  acquisitions  have  been  accounted  for  using  the  purchase  method of accounting.  Accordingly,  the  operating  results  of  these  acquisitions  are included in the results of operations from the date of acquisition. The following summary, prepared on a pro forma basis, presents the consolidated results of operations of MSGI as if CMG Direct and SK&A had been acquired as of July 1, 1997, after including the impact of certain adjustments, such as amortization of intangibles, adjustments in salaries and increased interest on acquisition debt. The summary also includes the conversion of the redeemable preferred stock as if the conversion occurred prior to July 1, 1997. In addition, the pro forma results of MSGI for the year ended June 30, 1998 includes the consolidated results of operation as if MMI, an acquisition completed in 1998, had been acquired as of the beginning of the period presented.

                                  Supplemental
                              Pro forma information
                           For the year ended June 30,
                                   Unaudited

                                              1999            1998
                                              ----            ----
            Revenues                      $110,214,738    $110,042,929
            Net loss                      $(11,379,079)    $(4,781,025)
            Loss per common share,
              basic and fully diluted        $(.56)           $(.24)

The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.


4. DISPOSITION OF MFI

In May 1998, the Company formed Metro Fulfillment, Inc., ("MFI"), an operating subsidiary providing on-line commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.

Effective March 1, 1999, the Company sold 85% of the issued and outstanding common stock of MFI for $1,260,000 consisting of a cash payment of $100,000 and a promissory note of $1,160,000. The promissory note is payable in nine annual installments and bears interest at prime plus 1%. The note receivable is collateralized by certain stock options held by the purchaser of MFI. The transaction resulted in an immaterial gain. The purchaser of MFI has retained the right to acquire the remaining shares under the same terms and conditions as the original agreement.

The investment in MFI has been accounted for under the cost method of accounting. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations.

In September 1999, the purchaser elected to acquire the remaining 15% for $222,353 which consisted of a promissory note. The note is payable $22,235 on October 1, 1999 and the remainder in nine equal annual installments and bears interest at prime plus 1%. The note receivable is collateralized by certain stock options held by the purchaser.


5. PROPERTY AND EQUIPMENT:

Property and equipment at June 30, 1999 and 1998 consist of the following:

                                                        1999           1998
                                                        ----           ----
       Office furniture and equipment             $  2,048,252    $ 1,937,144
       Assets under capital leases                     342,590        303,723
       Leasehold improvements                          355,502        208,879
       Construction in progress                         84,492              -
                                                    ----------     ----------
                                                     2,830,836      2,449,746
       Less accumulated depreciation and
         Amortization                               (1,326,010)      (803,789)
                                                    ----------     ----------
                                                   $ 1,504,826    $ 1,645,957
                                                   ===========    ===========

Assets under capital leases as of June 30, 1999 and 1998, consist primarily of computer and related equipment. Accumulated amortization for such assets amounted to $260,399 and $127,583 as of June 30, 1999 and 1998, respectively.


6. INTANGIBLE ASSETS:

Intangible assets at June 30, 1999 and 1998, consist of the following:

                                    Lives                1999             1998
                                    -----                ----             ----
Covenants not to compete            5 years        $ 1,650,000      $ 1,650,000
Proprietary software                3-7 years        4,340,526          350,000
Customer base                       15-20 years      3,361,573                -
List databases                      3-10 years         966,748                -
Assembled workforce                 5 years            540,655                -
Present value of favorable lease    53 months          347,920                -
Goodwill                            25-40 years     55,112,973       24,988,394
                                                    ----------       ----------
                                                    66,320,395       26,988,394
Less accumulated amortization                       (3,826,446)      (2,217,349)
                                                    -----------      ----------
                                                   $62,493,949      $24,771,045

The increase in intangible assets during 1999 was due to the identified intangible assets and costs in excess of net assets acquired in the SK&A and CMG Direct acquisitions, as well as recording a contingent payment of $70,000 due to the former owner of SD&A subsequent to the achievement of defined results of operations of SD&A during the year ended June 30, 1998.


7. SHORT TERM BORROWINGS:

Certain of the Company's subsidiaries have renewable two-year credit facilities with a lender for lines of credit aggregating $7,500,000, collateralized by all the tangible assets of the Company, except for the assets of CMG Direct. Borrowings are limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest is payable monthly at the Chase Manhattan reference rate (8 1/2% at June 30, 1999 and 1998) plus 1 1/2% with a minimum annual interest requirement of $320,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of June 30, 1999 the Company was in violation of certain financial covenants. The Company has obtained a waiver of such violations. As of June 30, 1999, the Company had approximately $1,400,000 available on its lines of credit.


8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 1999 and 1998 consisted of the following:

                                                    1999              1998
                                                    ----              ----

      Salaries and benefits                      $1,134,987        $ 962,048
      Severance costs                             1,000,000                -
      Stock option withholding taxes              2,977,088                -
      Other                                       3,039,689        1,471,823
                                                  ---------        ---------
              Total                              $8,151,764       $2,433,871
                                                 ==========       ==========


9. NOTE PAYABLE AND OTHER RELATED PARTY TRANSACTIONS:

In connection with the acquisition of CMG Direct, the Company entered into a promissory note agreement with GE Capital in the amount of $10,000,000. The note is payable in full on November 17, 1999 and accrues interest at 12% per annum. Interest is payable in arrears on August 17, 1999 and on the maturity date. As of June 30, 1999 GE Capital owned approximately 22% of the outstanding common stock of the Company. Concurrent with issuance of the promissory note, the original outstanding warrant which was issued in connection with GE Capital's purchase of redeemable convertible preferred stock was amended (See Note 12).

The Company recorded the promissory note at a discount of $342,000 to reflect an allocation of the proceeds to the estimated value of the amended warrant. The discount is being amortized into interest expense using the straight line method over the term of the debt. Approximately $85,500 of such discount was included as interest expense for the year ended June 30, 1999.

In August 1999, the note was amended to extend the maturity date to October 15, 2000 with interest to be paid quarterly and provides for certain increases in the interest rate based on the time the principal remains outstanding. In addition, in the event the Company completes a private placement as defined on or before December 20, 1999 the maturity date is subject to acceleration. During September 1999, the Company completed a private placement of common stock for net proceeds of approximately $30.8 million (See Note 20). In accordance with the amendment, $5,000,000, net of discount is included in current liabilities and the remaining balance is due on July 1, 2000.

On December 2, 1998, MSGI loaned an officer of the Company $100,000 pursuant to a promissory note. The note bore interest at the rate earned on the Company's money market fund. Principal and interest were payable in full in a lump sum. In April 1999, the promissory note, including accrued interest was repaid.

A member of the Board of Directors, is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $94,000, $176,000 and $110,000 during fiscal 1999, 1998 and 1997, respectively.

During fiscal 1997, two directors purchased warrants to acquire 100,000 common shares for $5,000 pursuant to consulting agreements entered into prior to their appointments.


10. LONG TERM OBLIGATIONS:

Long term obligations as of June 30, 1999 and 1998 consist of the following:

                                                         1999              1998
                                                         ----              ----
         Promissory notes to former shareholder
            of SD&A, payable monthly at
         8% interest through October 1999          $   233,333       $  816,667
         Promissory notes to former shareholder
            of SK&A, payable monthly at
            5.59% interest through January 2004      1,242,585                -
         Promissory notes to former shareholders
            of SK&A payable in quarterly
         installments at 12% interest through
         March 2000                                     92,625                -
         Promissory notes to former executives,
            net of unamortized discount, payable
         in equal monthly installments
         through September 1998 (see Note 18).               -          117,540
         6% convertible notes (a)                            -          500,000
                                                   -----------     ------------
         Total                                       1,568,543        1,434,207
         Less:  current portion                       (570,653)      (1,317,540)
                                                   ------------    ------------
         Total long-term obligations                $  997,890      $   116,667
                                                    ==========      ===========


(a) In April 1997, the Company received $2,046,000, net of fees, from the private placement of 6% convertible notes, with a stated amount of $2,200,000. The notes were payable with interest on April 15, 1999, if not previously converted. The notes were convertible at the option of the holder, into shares of the Company's Common Stock at the lesser of $2.50 per share or 83% of the average closing bid price of the Common Stock during the last five trading days prior to conversion. During fiscal 1998, $1,700,000 face value of the notes, plus accrued interest, was converted into 694,412 shares. During fiscal 1999 the remaining $500,000 of principal plus accrued interest was converted into 224,000 shares of the Company's common stock.


11. COMMITMENTS AND CONTINGENCIES:

Leases:   The  Company  leases   various   office  space  and  equipment   under
non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 1999 are as follows:

                                 Operating Leases      Capital Leases
                                 ----------------      --------------
                  2000             $1,865,871              $85,359
                  2001              1,234,913               46,489
                  2002              1,116,654                8,105
                  2003              1,061,890                    -
                  2004                697,143                    -
                  Thereafter        4,197,034                    -
                                    ---------            ---------
                                  $10,173,505              139,953
                                  ===========
Less interest                                              (20,447)
                                                           -------
Present value of capital lease
   obligation                                             $119,506
                                                          ========

Rent expense was approximately $840,000, $646,000 and $445,000, for fiscal years ended 1999, 1998 and 1997, respectively.

Contingencies: In June 1999, certain employees of SD&A voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practices with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling the Company to recognize and bargain with the ILWU. The Company intends to vigorously defend against these charges. An unfavorable finding will not have any direct financial impact on the Company.

Litigation: In September, 1999, an action was commenced against the Company in the Supreme Court of New York, Kings County alleging damages of $4.3 million in connection with the Company's alleged failure to deliver warrants due the plaintiff. The Company denies all liability and intends to vigorously defend against this action.

In addition to the above, certain other legal actions are pending to which the Company is a party. The Company does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows.


12. PREFERRED STOCK:

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a stock purchase agreement (the "Purchase Agreement") providing for the purchase by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) a warrant to purchase up to 10,670,000 shares of Common Stock (the "Warrants"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock was convertible into shares of Common Stock at a conversion rate, subject to antidilution adjustments. The
Warrant is exercisable in November 2001 and is subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Warrant or upon occurrence of a qualified secondary offering within a certain time period, as defined.

The Company recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the warrant and was being amortized as dividends using the "interest method" over the redemption period. Approximately $219,000 and $112,000 of such discount has been included as a dividend for the years ended June 30, 1999 and 1998, respectively. In addition, the Company recorded a non-cash, non-recurring deemed dividend of $3,214,400 for the year ended June 30, 1998 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.


Dividends were cumulative and accrued at the rate of 6% per annum. The convertible preferred stock was mandatorily redeemable for $300 per share, if not previously converted, on the sixth anniversary of the original issue date and was redeemable at the option of the holder upon the occurrence of an organic change in the Company, as defined in the purchase agreement.

On April 21, 1999, the Company exercised its right to convert all 50,000 shares of GE Capital's Series D redeemable convertible preferred stock into approximately 4.8 million shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats, were cancelled effective immediately.

In May 1999, the warrant to purchase up to 10,670,000 shares of common stock ("Original Warrant") was amended in connection with the issuance of a promissory note (See Note 9). Upon an occurrence of a Qualified Secondary Offering, as defined in the agreement, the Original Warrant was fixed at 200,000 shares with an exercise price of $.01 per share. The amendment changed the amount and exercise price per share to 300,000 shares with an exercise price of one-third of the secondary offering price upon an occurrence of a Qualified Secondary Offering. In August 1999, the warrant was amended a second time to amend the definition of a Qualified Secondary Offering to include a Qualified Private Placement, as defined, and to change the time frame for the completion of a Qualified Secondary Offering or Private Placement from December 31, 1999 to on or after December 20, 1999 through April 30, 2000.


13. RECAPITALIZATION:

On December 23, 1996 the Company and certain of its security holders effected a recapitalization of the Company's capital stock, whereby: (i) the Company's Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), was converted into 2,480,000 shares of Common Stock; (ii) the Company's Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), was repurchased for promissory notes in an aggregate principal amount of $1.0 million, which promissory notes bore interest at a rate of 8% per annum and were paid in full in April, 1997; (iii) all accrued interest on the Series B Preferred Stock and the Series C Preferred Stock was converted into 88,857 shares of Common Stock; (iv) warrants related to the Series C Preferred Stock were exchanged for 600,000 shares of Common Stock. Upon conversion of the Series B Preferred Stock and accumulated interest thereon into Common Stock, the Company incurred a non-cash, non-recurring dividend for the difference between the conversion price and the market price of the Common Stock, totaling $8.5 million. Upon repurchase of the Series C Preferred Stock, the Company incurred a non-recurring dividend of $573,000 for the difference between the repurchase price and the accreted book value of the stock at December 23, 1996.

Prior to the recapitalization, the Company recorded dividends in fiscal 1997 of $806,425 to its preferred stockholders to accrete the value assigned to the stock at the date of sale up to its convertible value at the date of automatic conversion.


14. COMMON STOCK AND STOCK OPTIONS:

On September 23, 1998, the Company announced its intention to acquire, in open market transactions, up to 1,000,000 shares of its Common Stock, par value, $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases, if any, may be made from time to time at prevailing market prices during the one-year period which commenced on September 28, 1998. Purchases may be discontinued at any time during the one-year period without purchasing all of the 1,000,000 shares. The Company will not solicit the purchase of any of its Common Stock or otherwise tender for the purchase of any of its Common Stock. The source of funds for the purchase of any shares will be from the Company's general corporate funds, and any shares purchased will be held in treasury. During 1999, the Company bought back 412,094 shares at a cost of $1,258,241.

During fiscal years ended 1998 and 1997, the Company issued 139,178 and 96,748 shares of common stock, respectively, as additional contingent payment resulting from SD&A's achievement of defined results of operations for fiscal 1997 and 1996.

Stock Options: The Company maintains a non-qualified stock option plan (the "1991 Plan") for key employees, officers, directors and consultants to purchase 3,150,000 shares of common stock. In February 1999, the Board of Directors approved a stock option plan (the "1999 Plan") for the issuance of up to an additional 1,000,000 shares of common stock under qualified and non-qualified stock options. Both plans are administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and exercisability of the options. In no event shall an option expire more than ten years after the date of grant.

On November 16, 1998, the compensation committee of the Board of Directors agreed to reprice certain stock options of employees of the Company. All employee stock options with an exercise price greater than $3.11 were repriced to $3.11. As a result, stock options in the amount of 950,458 were repriced. On November 16, 1998, the closing price of the Company's stock was $2.189.

The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 1999:
                                            Number         Option Price
                                          of Shares          Per Share
                                          ---------          ---------
         Outstanding at July 1, 1996       524,807

         Granted                         1,117,000        $2.50 to $3.00
         Exercised                         (15,000)           $2.625
         Canceled                          (40,060)       $2.00 to $2.50
                                        ----------
         Outstanding at June 30, 1997    1,586,747

         Granted                         1,302,100        $2.825 to $6.00
         Exercised                          (4,135)            $2.00
         Canceled                          (93,132)       $2.00 to $16.00
                                          --------

         Outstanding at June 30, 1998    2,791,580

         Granted                           379,200        $3.00 to $8.50
         Exercised                      (1,590,101)      $2.00 to $4.1875
         Canceled                          (20,626)       $2.00 to $3.00
                                          --------

         Outstanding at June 30, 1999    1,560,053

The following summarizes the stock option transactions under the 1999 Plan for the year ended June 30, 1999:

                                            Number         Option Price
                                          of Shares         Per Share
                                          ---------         ---------

         Granted                           190,000        $5.17 to $8.50
                                           -------
         Outstanding at June 30, 1999      190,000
                                           =======

During fiscal 1999, 400,000 stock options were granted with a below market exercise price on the date of employment to an executive of the Company. 133,000 options vested immediately and the balance ratably over the next two years. The aggregate difference of $1,232,000 between the exercise price and the market price on the date of grant has been recorded as deferred compensation and included in stockholders' equity. The deferred compensation is being amortized into compensation expense over the vesting period of the options. The Company recognized compensation expense of approximately $444,000 during the year ended June 30, 1999.

During fiscal 1997, the Company incurred a non-cash charge of $1,650,000 in connection with the granting of options to certain members of management.

In addition to the 1991 and 1999 Plans, the Company has option agreements with current and former officers and employees of the Company. The following summarizes transactions for the three years ended June 30, 1999:

                                              Number       Option Price
                                            of Shares        Per Share
                                            ---------        ---------

         Outstanding at July 1, 1996           2,250
         Granted                           1,000,000      $2.625 to $3.50
                                           ---------
         Outstanding at June 30, 1997      1,002,250
         Canceled                             (2,250)         $16.00
                                             -------
         Outstanding at June 30, 1998      1,000,000
         Granted                             400,000           $5.17
                                           ---------
         Outstanding at June 30, 1999      1,400,000
                                           =========


As of June 30, 1999, 1,128,549 options are exercisable. The weighted average exercise price of all outstanding options is $3.53 and the weighted average remaining contractual life is 5.25 years. Except as noted above, all options granted in fiscal years 1999, 1998 and 1997 were issued at fair market value. At June 30, 1999, 810,000 options were available for grant.

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's net loss and earnings per share would have been adjusted to the pro forma amounts indicated below:
                                                    Years ended June 30,
                                             --------------------------------
                                             1999          1998          1997
                                             ----          ----          ----
 Net loss                 as reported    $(7,645,603)   $(780,478)  $(5,377,096)
                          pro forma      $(9,913,855) $(2,798,152)  $(7,822,901)
 Net loss attributable
  to common stockholders  as reported   $(20,180,933) $(4,724,480) $(20,199,038)
                          pro forma     $(22,449,185) $(6,742,154) $(22,644,843)

 Earnings per share       as reported      $(1.39)        $(.37)       $(2.85)
                          pro forma        $(1.54)        $(.52)       $(3.19)

Pro forma net loss reflects only options granted in fiscal 1996 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of vesting plus two years, expected volatility of 90%, no dividend yield and a risk-free interest rate ranging from 4.5% to 6%.


15. WARRANTS:

In August 1996, consultants paid $5,000 for warrants valued at $81,000, as per consulting agreements, which the Company recorded as an expense.

In March 1997, the Company accepted offers from certain warrant holders to exercise their warrants for 3,152,500 shares of common stock at discounted exercise prices. The Company recognized the dates of acceptance as new measurement dates and, accordingly, recorded non-cash charges totaling $5.1 million in March 1997, to reflect the market value of the discounts. Of the total, $113,000 was charged directly to interest expense as the underlying transaction was debt related, and the remainder was charged directly to stockholders' equity.

In May and June 1997, the Company issued warrants for 240,000 shares of common stock valued at $76,000 to three consultants for financial advisory services.

As of June 30, 1999, the Company has 204,185 warrants outstanding to purchase shares of common stock at prices ranging from $2.50 to $8.00. All outstanding warrants are currently exercisable.


16. INCOME TAXES:

A reconciliation of the Federal statutory income tax rate to the effective income tax rate based on pre-tax loss from continuing operations follows:

                                            1999         1998        1997
                                            ----         ----        ----
         Statutory rate                      (34)%       (34)%       (34)%
         Change in valuation allowance        29%         13 %        34 %
         State income taxes, net of
            Federal benefit                    1%          9 %         2 %
         Non-deductible expenses               4%         36 %         -
         Non-taxable income                    -         (10)%         -
         Prior year tax benefit                -         (11)%         -
         Other                                 -          (1)%         -
                                            ----          ----      ----

         Effective rate                        0%          2 %        2 %
                                            ====          ====       ====


                                                         As of June 30,
                                                         --------------
                                                      1999          1998
                                                      ----          ----
        Deferred tax assets:
           Net operating loss carryforwards      $21,909,217    $1,810,178
           Compensation on option grants             150,928       619,310
           Amortization of intangibles                66,655       121,423
           Other                                     285,760       119,034
                                                 -----------  ------------
        Total deferred tax assets                 22,412,560     2,669,945
        Valuation allowance                      (22,412,560)   (2,669,945)
                                                 ------------   -----------
        Net deferred tax assets                  $         -    $         -
                                                 ============  ============


The Company has a net operating loss carryforward of approximately $64,400,000 available which expires from 2009 through 2019. Of these net operating loss carryforwards approximately $52 million is the result of windfall deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carryforwards would result in a credit to equity. These loss carryforwards are subject to annual limitations.


17. WITHDRAWAL OF REGISTRATION STATEMENT:

On October 17, 1996, the Company filed a Form SB-2 registration statement (the "Registration Statement") with the Securities and Exchange Commission. The Registration Statement related to a proposed underwritten public offering of 2,100,000 shares of Common Stock, of which 1,750,000 shares were being offered by the Company and 350,000 were being offered by certain stockholders of the Company. It also related to the sale of 1,381,056 shares of Common Stock by certain selling stockholders on a delayed basis. Due to market conditions, on February 11, 1997, the Company withdrew the Registration Statement and wrote-off approximately $1.2 million in accrued offering costs.


18. RESTRUCTURING COSTS:

During the year ended June 30, 1997, the Company effected a corporate restructuring, including the decision to reduce corporate staffing and related administrative costs, as well as making two executive management changes. In connection with the restructuring, expenses of $986,000 were recorded, which included $942,000 in executive management and other settlement costs. The executive management settlement agreements included two non-interest bearing promissory notes with face values of $290,000 and $250,000 payable in eighteen equal monthly installments. These notes were discounted to reflect effective interest rates of 10% and were fully paid during fiscal 1999.


19. EMPLOYEE RETIREMENT SAVINGS PLAN (401K):

Certain subsidiaries sponsor tax deferred retirement savings plans ("401(k) plans") which permit eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

Certain subsidiaries match employees' contributions to a maximum of 2% of the employee's salary. Matching contributions charged to expense were $63,523, $ 48,822 and $23,353 for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

Certain subsidiaries also provide for discretionary company contributions. Discretionary contributions charged to expense for the fiscal year end June 30, 1999 and 1998 were $63,391 and $24,959, respectively. No discretionary contributions were made in the fiscal year ended June 30, 1997.


20. SUBSEQUENT EVENTS

In July 1999, MSGI entered into an agreement to acquire all of the outstanding common stock of Atlanta-based Grizzard Communications Group. The purchase price is $50 million cash and $50 million dollars in MSGI common stock. The acquisition is targeted to close by the end of calendar year 1999 and is subject to certain conditions, including approval by the stockholders of Grizzard. Grizzard's services include strategic planning, creative, database management, print-production, mailing and Internet marketing. Grizzard's client base includes retail, consumer and business-to-business companies as well as many premier not-for-profit clients. The acquisition will be accounted for under the purchase method of accounting.

In July 1999, the Company invested $1,555,000 to acquire a 10% interest in Screenzone Media Network, LLC ("Screenzone"). Screenzone is a new interactive broadcast gateway that was developed to advertise and promote movies, music, live events and other entertainment at shopping malls and over the Internet. The investment will be accounted for under the cost method of accounting.

In September 1999, the Company completed an investment of $5,000,000 to acquire convertible preferred stock of GreaterGood.com. The Company owns 18% of the outstanding shares of GreaterGood.com on a fully diluted basis. GreaterGood.com builds, co-markets and manages online shopping villages for not-for-profit organization web sites. The investment will be accounted for under the cost method of accounting.

In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.8 million, net of approximately $2,000,000 of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement will be used in connection with the investments described in the preceding paragraphs, to repay certain short-term debt and for working capital purposes.

In October 1999, the Company completed an acquisition of approximately 85% of the outstanding common stock of Cambridge Intelligence Agency for $1.8 million in common stock of the Company, subject to certain adjustments. The acquisition will be accounted for under the purchase method of accounting.

                                                                   Schedule II

                         Marketing Services Group, Inc.
                       Valuation and Qualifying Accounts
                For the Years Ended June 30, 1999, 1998 and 1997


------------------------------------------------------------------------------
Column A        Column B             Column C            Column D     Column E
------------------------------------------------------------------------------
                                     Additions
                              -----------------------
                Balance at    Charged To   Charged To
Description     Beginning     Costs And      Other      Deductions-   Balance At
                Of Period      Expenses    Accounts-    Describe 1      End Of
                                           Describe 2                   Period
--------------------------------------------------------------------------------
Allowance for
doubtful accounts

Fiscal 1999     $421,861      $162,715      $361,377     $394,910       $551,043


Fiscal 1998      $32,329       $70,170      $319,362            -       $421,861


Fiscal 1997      $34,906             -       $39,700      $42,277        $32,329




------------
1 Represents accounts written off during the period.
2 Represents allowance for doubtful account balance on the opening balance sheets for acquisitions made during the year.