Form 10-K/A
period 1999-06-30
MARKETING SERVICES GROUP INC
filed 1999-10-28
CIK 14280

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

  For the transition period from ____________________ to______________________

                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
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

Issuer's  telephone  number,   including  area  code:          (917) 339-7100
Securities registered  pursuant to Section  12(b) of the Act:   None
Securities  registered pursuant to Section 12(g) of the Act:

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended June 30, 1999 are $82,241,894.

As of October 25, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $204,600,000.

As of October 25, 1999, there were 25,420,038 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X

Introduction
------------

On October 8, 1999, Marketing Services Group, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 1999 (the "1999 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 1999 Form 10K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement with in such 120 day period, this Form 10-K/A amends the 1999 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 3, 10, 11, 12 and 13.


Item 3- Legal Proceedings
-------------------------

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

In September 1999, an action was commenced against the Company by Jason Lyons in the Supreme Court of New York, Kings County alleging damages of $4.3 million in connection with the Company's alleged failure to deliver warrants due the plaintiff. The Company denies all liability and intends to vigorously defend against this action.

The Company has been party to certain legal proceedings in the ordinary course of its business. The outcome of these legal proceedings are not expected to have a material adverse effect on the consolidated financial condition, liquidity or expectations of the Company, based on the Company's current understanding of the relevant facts and law.

Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------

The Company's executive officers and directors and their positions with MSGI are as follows:


Name                     Age     Position
----                     ---     --------

Alan I. Annex            37      Director and Secretary
J. Jeremy Barbera        43      Chairman of the Board of Directors and
                                  Chief Executive Officer
Robert M. Budlow         38      Vice President of MSGI and President of
                                  Metro Direct
Cindy H. Hill            30      Chief Financial Officer
Edward E. Mullen         46      President and Director
S. James Coppersmith     67      Director
John T. Gerlach          68      Director
Seymour Jones            68      Director
Michael E. Pralle        43      Director
C. Anthony Wainwright    66      Director

Mr. Annex has been a Director and Secretary of the Company since May 1997. Mr. Annex is a member of the M&A Committee of the Board of Directors. He has been a partner in the law firm of Camhy Karlinsky & Stein LLP since July 1995, where he practices corporate and securities law. Camhy Karlinsky & Stein LLP is the Company's legal counsel. From July 1994 to June 1995, Mr. Annex was Counsel to said firm. Prior thereto he was associated with Proskauer Rose, LLP.


Mr. Barbera has been Chairman and Chief Executive Officer of the Company since April 1997 and was President of the Company from April 1997 to May 1999 and was a Director and Vice President of the Company from October 1996 to April 1997. He has been Chief Executive Officer of Metro Direct since its formation in 1987. Mr. Barbera is a member of the M&A Committee of the Board of Directors. Mr. Barbera has eighteen years of experience in data management services, and over twenty years of experience in the entertainment marketing area. Mr. Barbera is a director of Greatergood.com.

Mr. Budlow has been Vice President of the Company since October 1996 and President of Metro Direct since April 1997. Prior thereto, he was Executive Vice President and Chief Operating Officer of Metro since 1990. He has thirteen years of experience in database management services and subscription, membership and donor renewal programs.

Ms. Hill has been Chief Financial Officer of the Company since June 1, 1998, and was Corporate Controller of the Company from January to May 1998. Prior thereto, she was a manager in the Business Assurance Division of PricewaterhouseCoopers LLP where she was employed for the previous six years. Ms. Hill is a Certified Public Accountant.

Mr. Mullen has been President of the Company since May 15, 1999. Previously, Mr. Mullen served as President and Chief Executive Officer of CMG Direct. Prior to CMG Direct, Mr. Mullen was the founding President of the Massachusetts Interactive Media Council, MIMC, and is credited for the accelerating growth of the Internet industry in Massachusetts. He has held several board of directors positions and has worked with non-profit organizations, including WGBH-TV's Business Executive Council and Business & Education for Schools & Technology
(BEST).

Mr. Coppersmith has been a Director of the Company since June 1996. Mr. Coppersmith is the chairman of the Compensation Committee and a member of the Audit Committee of the Board of Directors. He was Chairman of the Board of Trustees of Boston's Emerson College from 1994 until his term expired in December 1997. Until his retirement in 1994, Mr. Coppersmith held various senior executive positions with Metromedia Broadcasting where he managed its television operations in Los Angeles, New York, and Boston and served as President and General Manager of Boston's WCVB-TV, an ABC affiliate owned by The Hearst Corporation. Mr. Coppersmith also serves as a director for B.J.'s Wholesale Club, Sun America Asset Management Corporation and The Boston Stock Exchange.

Mr. Gerlach has been a Director of the Company since December 1997. Mr. Gerlach is the chairman of the M&A Committee and a member of the Audit Committee and the Compensation Committee of the Board of Directors. He is presently Senior Executive Professor of the graduate business program and an associate professor of finance at Sacred Heart University in Fairfield, CT. Previously, Mr. Gerlach was a Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects; he was President and Chief Operating Officer of Horn & Hardart, supervising restaurant and mail order subsidiaries, including Hanover Direct; and he was the Founder and President of Consumer Growth Capital, a venture capital firm. Mr. Gerlach also serves as a director for Uno Restaurant Co.; SAFE Inc.; Cycergie (a French company); Akona Corp.; the Board of Regents at St. John's University in Collegeville, MN; and is a member of an advisory board for the College of Business & Administration at Drexel University.

Mr. Jones has been a Director of the Company since June 1996. Mr. Jones is the chairman of the Audit Committee. Since September 1995, Mr. Jones has been a professor of accounting at New York University. Prior thereto, from April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of PricewaterhouseCoopers L.L.P. Mr. Jones has over 35 years of accounting experience and over ten years of experience as an arbitrator and as an expert witness, particularly in the area of mergers and acquisitions. Mr. Jones also functions as a consultant to Milberg Factors and CHF Industries and acts as an expert witness in accounting matters. Mr. Jones also serves as a director for Reliance Bank.

Mr. Pralle has been a Director of the Company since September 1999. Mr. Pralle was also a director of the Company from May 1998 to April 1999. Mr. Pralle is currently the President of GE Capital's Equity Capital Group, with responsibility for making common equity, convertible preferred stock and debt investments in private and public companies in the US, Europe and Asia. He joined GE Capital in 1989 and, prior to his current appointment in 1996, was most recently President, GE Capital Asia Pacific. Before joining GE Capital, Mr. Pralle spent six years with management consultants, McKinsey & Co. in their London and Hong Kong offices.

Mr. Wainwright has been a Director of the Company since August 1996 and was also a Director of the Company from the acquisition of SD&A until May 1996. Mr. Wainwright is a member of the Compensation Committee of the Board of Directors. Mr. Wainwright is currently Vice Chairman of the advertising agency McKinney & Silver and was Chairman of the advertising firm Harris Drury Cohen, Inc., from 1995 to 1997. From 1994 to 1995, he served as a senior executive with Cordient PLC's Compton Partners, a unit of the advertising firm Saatchi & Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of Saatchi & Saatchi in New York. Mr. Wainwright also serves as a director of Caribiner International, Gibson Greetings, Inc., Del Webb Corporation, American Woodmark Corporation, Danka P.L.C. and Advanced Polymer Systems.

Section 16(A) Beneficial Ownership Reporting Compliance

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 1999, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 1999, except that Mr. Mullen made one late filing due to administrative timing errors with respect to reporting the initial filing upon being appointed President and to the Board of Directors.

Item 11 - Executive Compensation:
--------------------------------

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 1999:

                           SUMMARY COMPENSATION TABLE

                                 Fiscal
                                  Year                             Securities
                                 Ended      Annual     Annual      Underlying
Name and Principal Position     June 30,   Salary($)   Bonus($)  Options/SARs(#)
---------------------------     -------    --------    -------   --------------

J. Jeremy Barbera(1)(2)           1999     298,077
Chairman of the Board,            1998     198,077                    50,000
   & CEO                          1997     120,883                 1,000,000

Robert N. Budlow(3)               1999     178,654
   VP, MSGI and                   1998     144,231
   President, Metro Direct        1997     93,750

Cindy Hill                        1999     110,096
   CFO

Edward Mullen(4)                  1999     33,649                    400,000
   President


(1)Mr. Barbera was appointed Chairman of the Board, Chief Executive Officer and President effective March 31, 1997. Ed Mullen assumed the position of President upon his appointment in May 1999. Prior thereto, commencing with the October 1, 1996 acquisition of Metro, he was Vice President of MSGI and President and CEO of Metro. Pursuant to an employment agreement dated May 27, 1997, his annual salary increased from $150,000 to $250,000 through May 31, 1998. As of June 30, 1997, Mr. Barbera's salary reflects earnings for the nine months from the date of Metro's acquisition.

(2)During fiscal year end June 30, 1998, Mr. Barbera forgave all interest due him on a note payable and forgave an increase in his annual salary from May 27, 1997 to December 31, 1997. In consideration for this, the Board of Directors granted Mr. Barbera options to acquire 50,000 shares of Common Stock at the then current fair market price.

(3)The annual salary for Mr. Budlow was $125,000 for 1997. Due to the acquisition of Metro on October 1, 1996, his annual compensation only reflects nine months of salary. During fiscal year end June 30, 1998, Mr. Budlow forgave an increase in his salary from October 1, 1997 to December 31, 1997. As of January 1, 1998, his salary was increased in accordance with his employment agreement.

(4)Due to the acquisition of CMG Direct Corporation on May 13, 1999, Mr. Mullen's annual compensation only reflects a month and a half of salary.

STOCK OPTION GRANTS

The table below provides information relating to stock options granted to the Named Executive Officers during the fiscal year ended June 30, 1999.


                     OPTIONS GRANTED IN THE LAST FISCAL YEAR

                                                             Individual Grant
                                                             ----------------

                           Number of               % of Total            Exercise
                        Securities Under-         Options/SARs           or Base
                         lying Options/       Granted to Employees     Price ($ per        Expiration         Grant Date
Name                     SARs Granted(#)       in Fiscal Year(2)          share)              Date               Value
----                     --------------        ----------------           -----               ----               -----
Ed Mullen (1) ..............400,000                    41%                $5.17               4/06                  $8.25


(1) Mr. Mullen's options are exercisable as follows: 133,000 options are available for exercise immediately, and the remaining 267,000 options become exercisable at a rate of 11,125 options monthly for a period 24 months beginning in June 1999.

(2) During the fiscal year ended June 30, 1999, all employees and all non-employee Directors of the Company received options to purchase a total of 969,200 shares of Common Stock.



AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 1999.

                                                                  Number of               Value of
                                                                  Securities             Unexercised
                                                                  Underlying               In-the-
                                                                  Unexercised               Money
                                                                  Options/SARs          Options/ SARs
                                                                   at Fiscal              at Fiscal
                             Number of                            Year End(#)           Year End ($)(1)
                            Securities         Value              Exercisable/           Exercisable/
Name                        Exercised (#)    Realized($)         Unexercisable          Unexercisable
----                        ------------     ----------          -------------          -------------
J. Jeremy Barbera ............50,000         1,494,922            1,000,000/0            23,146,334/0
Robert Budlow .....................-                 -           40,000/15,000         923,120/346,170
Edward Mullen .....................-                 -         144,125/255,875       3,029,219/5,377,981
Cindy Hill ...................10,000           372,845          23,334/16,666          384,618/923,120


(1) Fair market value of $26.188 per share at June 30, 1999 was used to determine the value of in-the-money options.

COMPENSATION OF DIRECTORS

Commencing July 1, 1998, Directors who are not employees of the Company will receive an annual retainer fee of $10,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. Mr. Annex has indicated that since his firm acts as counsel to the Company he would waive that described cash and stock retainer. Mr. Pralle has indicated that since his Company is a large shareholder of the Company he would waive that described cash and stock retainer.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

The Company has entered into employment agreements with each of its named executives.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of MSGI by the Board, effective March 31, 1997. Ed Mullen assumed the position of President upon his appointment in May 1999. Mr. Barbera had previously served as President and CEO of Metro under an employment contract dated October 1, 1996. Under the contract, Mr. Barbera's base salary was $150,000 for the first year of employment. On May 27, 1997, the Company amended and restated Mr. Barbera's employment contract, based on the additional responsibilities he assumed on March 31, 1997. Under the terms of the amended contract, Mr. Barbera's employment term is for three years beginning May 27, 1997, and is automatically renewable for an additional three year period, unless the Company or Mr. Barbera gives written notice; his amended annual base salary for the first year of the amended employment term is $250,000, $300,000 for the second year and $350,000 for the third year. Mr. Barbera is also eligible to receive raises and bonuses in each year of the employment contract, at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On May 27, 1997, Mr. Barbera was granted options to acquire 1,000,000 shares of Common Stock of the Company; 333,334 exercisable at $2.625 per share, 333,333 exercisable at $3.00 per share and 333,333 exercisable at $3.50 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. In a separate agreement, Mr. Barbera forgave the increase in his annual salary from May 27, 1997 to December 31, 1997. If Mr. Barbera is terminated without cause (as defined in the agreement), then MSGI shall pay him a lump sum payment equal to one year of his salary at the then base rate.

Mr. Barbera has agreed in his employment agreement (i) not to compete with MSGI or its subsidiaries, or to be associated with any other similar business during the employment term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in the employment agreement, and (ii) upon termination of employment with MSGI and its subsidiaries, not to solicit or encourage certain clients of MSGI or its subsidiaries to cease doing business with MSGI and its subsidiaries and not to do business with any other similar business for a period of three years from the date of such termination.

Mr. Budlow entered into an employment agreement effective October 1, 1996, providing for his employment as Executive Vice President of MSGI & President of Metro. The agreement provides for an initial term expiring on September 30, 1999 (the "Employment Term") and is renewable for an additional three-year term unless Metro or Mr. Budlow gives written notice. The base salary during the Employment Term is $125,000 for the first year, $165,000 for the second year and $200,000 for the third year. Mr. Budlow is eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreement also provides for the granting to Mr. Budlow of options to acquire Common Stock if and as determined by the Option Plan Committee. If Mr. Budlow is terminated without cause (as defined in the agreement), then MSGI shall pay him a lump sum payment equal to one year of his salary at the then base rate.

Mr. Budlow has agreed in his employment agreement (i) not to compete with Metro or to be associated with any other similar business during the Employment Term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in his employment agreement, and (ii) upon termination of employment with Metro, not to solicit or encourage certain clients of Metro (as more fully described in the relevant employment agreement) to cease doing business with Metro, and not to do business with any other similar business, for a period of three years from the date of such termination.

Ms. Hill entered into an employment agreement effective January 1, 1999, providing for employment as Chief Financial Officer of the Company. The agreement provides for a two year term expiring on December 31, 2000 (the "Employment Term"). The base salary during the Employment Term is $125,000 for the first year and $150,000 for the second year. Ms. Hill is eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreements also provide for the granting to Ms. Hill of options to acquire Common Stock if and as determined by the Compensation Committee. If Ms. Hill is terminated without cause (as defined in the agreement), then MSGI shall pay her a lump sum payment equal to 6 months of her salary at the then base rate.

Ms. Hill has agreed in her employment agreement (i) not to compete with MSGI or to be associated with any other similar business during the Employment Term, except that she may own up to 5% of the outstanding common stock of certain corporations, as described more fully in her employment agreement, and (ii) upon termination of employment with MSGI, not to solicit or encourage certain clients of MSGI (as more fully described in the relevant employment agreement), to cease doing business with MSGI, and not to do business with any other similar business, for a period of three years from the date of such termination.

Mr. Mullen entered into an employment agreement effective May 13, 1999, providing for employment as President of MSGI and certain subsidiaries. The agreement provides for an initial term expiring on May 30, 2003 (the "Employment Term") and is renewable for an additional four-year term unless MSGI or Mr. Mullen gives written notice. The base salary during the Employment Term is an annual rate of $275,000 through June 30, 1999, $300,000 for the period July 1, 1999 through December 31, 1999, $350,000 for the period January 1, 2000 through June 30, 2000. Thereafter during the Employment Term the base salary shall be further increased by 10% of the then current base salary on each July 1st, commencing July 1, 2000 and by $27,500 on each Janaury 1, commencing on January 1, 2001. Mr. Mullen is eligible to receive annual bonuses of up to 75% of the base salary in effect based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. At Mr. Mullen's election, the bonus may be paid half in cash and half in common stock of MSGI. The agreement also provides for the granting to Mr. Mullen of 400,000 options to purchase shares of Common Stock at an exercise price of $5.17 per share. The options vest at a rate of 133,000 immediately and the remaining 267,000 options at a rate of 11,124 options per month for 24 equal monthly installments beginning with June 1999. In addition, Mr. Mullen may be eligible for further granting of stock options on to acquire Common Stock if and as determined by the Compensation Committee. If Mr. Mullen is terminated without cause (as defined in the agreement) due to a change in control of MSGI or Mr. Mullen electively terminates for good reason (as defined in the agreement), then MSGI shall pay him a lump sum payment equal to 24 months of his salary at the then base rate plus two times the historical bonus earned, or shall pay him $300,000 if the date of termination occurs prior to June 30, 2001.

Mr. Mullen has agreed in his employment agreement (i) not to compete with MSGI or to be associated with any other similar business during the Employment Term, except that he may own up to 5% of the outstanding Common Stock of certain corporations, as described more fully in his employment agreement, and (ii) upon termination of employment with MSGI, not to solicit or encourage certain clients of MSGI (as more fully described in the employment agreement) to cease doing business with MSGI, and not to do business with any other similar business, for a period of one year from the date of such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPAITON

The members of the Compensation Committee are S. James Coppersmith, C. Anthony Wainwright, and John Gerlach. Mr. Coppersmith is Chairman of the Committee.


Item 12 -  Security Ownership of  Certain Beneficial Owners and Management
--------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 25, 1999 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                              Amount and Nature
                                                  of Common
                                             Stock Beneficially
                                                   Owned
Name and Address of Beneficial Holder(1)           Number       Percent
----------------------------------------           ------       -------
Directors and Named Executive Officers:
J. Jeremy Barbera(2)............................  2,182,400        8.3%
Robert M. Budlow(3).............................    479,200        1.9%
Cindy Hill(4)...................................     26,334        *
Edward Mullen(5)................................    210,875        *
Alan I. Annex(6)................................     59,600        *
S. James Coppersmith(7).........................     96,000        *
Seymour Jones(8)................................     81,000        *
C. Anthony Wainwright(9)........................    108,408        *
John Gerlach(10)................................     46,000        *
Michael Pralle..................................          -        *

All Directors and Executive Officers
 as a group (10 persons)........................  3,289,817       12.6%


5% Stockholders:
General Electric Capital Corporation(11)........  4,340,622       17.1%
CMGI Inc.(12)...................................  2,321,084        9.1%

-------------
* Less than 1%

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

(2) Includes 1,000,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999

(3) Includes 55,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999.

(4) Includes 23,334 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999.

(5) Includes 210,875 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999.

(6) Includes 58,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999.

(7) Includes 46,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999 and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(8) Includes 56,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999 and 25,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(9) Includes 105,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999 and 50,000 beneficially owned shares of Common Stock issuable upon the exercise of currently exercisable warrants.

(10) Includes 42,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 1999.

(11) The address for the 5% Stockholder is as follows: 120 Long Ridge Road, Stamford, Connecticut 06927.

(12) The address for the 5% Stockholder is as follows: 100 Brickstone Square, Andover, MA 01810.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

Transactions with Mr. Barbera: On December 2, 1998, MSGI loaned Mr. Barbera $100,000 pursuant to a promissory note. The note bore interest at the rate earned on the Company's money market fund. Principal and interest were payable in full in a lump sum. In April 1999, the promissory note, including accrued interest was repaid.

Transactions with Mr. Annex: Mr. Annex, Secretary and a Director of the Company, is a partner in the law firm of Camhy Karlinsky & Stein LLP, which provides legal services to the Company. The Company incurred expenses aggregating approximately $94,000 during fiscal 1999. Mr. Annex has informed the Company that such fees did not represent more than 5% of such firm's revenues for its fiscal years ending during such periods. The Company believes that the fees for services provided by the law firm were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

Transactions with 5% Stockholders:

Transactions with GE Capital: In connection with the acquisition of CMG Direct Corporation, the Company entered into a promissory note agreement with GE Capital in the amount of $10,000,000. The note is payable in full on November 17, 1999 and accrues interest at the rate of 12% per annum. Interest is payable in arrears on August 17, 1999 and on the maturity date. Concurrent with issuance of the promissory note, the original outstanding warrant which was issued in connection with GE Capital's purchase of redeemable convertible preferred stock was amended. Upon an occurrence of a Qualified Secondary Offering, as defined in the agreement, the Original Warrant was fixed at 200,000 shares with an exercise price of $.01 per share. The amendment changed the amount and exercise price per share to 300,000 shares with an exercise price of one-third of the secondary offering price upon an occurrence of a Qualified Secondary Offering. In August 1999, the warrant was amended a second time to amend the definition of a Qualified Secondary Offering to include a Qualified Private Placement, as defined, and to change the time frame for the completion of a Qualified Secondary Offering or Private Placement from December 31, 1999 to on or after December 20, 1999 through April 30, 2000.

In August 1999, the promissory note was amended to extend the maturity date to October 15, 2000 with interest to be paid quarterly and provides for certain increases in the interest rate based on the time the principal remains outstanding. In addition, in the event the Company completes a private placement as defined on or before December 20, 1999, then the maturity date of the promissory note is subject to acceleration. During September 1999, the Company completed a private placement of common stock for net proceeds of approximately $30.8 million. In accordance with the amendment, $5,000,000, net of discount is included in current liabilities and the remaining balance is due on July 1, 2000.

Transactions with CMGI, Inc.: On May 13, 1999, MSGI acquired all of the outstanding capital stock of CMG Direct Corporation, a wholly-owned subsidiary of CMGI, Inc. Total consideration for the acquisition was $33,029,237 which included $13,464,857 in cash and an aggregate of 2,321,084 shares of common stock of MSGI valued at $19,334,621.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.


                        MARKETING SERVICES GROUP, INC.

                        By:   /s/ Jeremy Barbera
                              ------------------
                              Name  :     J. Jeremy Barbera
                              Title :     Chief Executive Officer


                        By:   /s/ Cindy H. Hill
                              -----------------
                              Name  :     Cindy H. Hill
                              Title :     Chief Financial Officer




Date:  October 28, 1999