Form 10-Q
period 1999-09-30
MARKETING SERVICES GROUP INC
filed 1999-11-16
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Registrant's telephone number, including area code: (917) 339-7100


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

                                  Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 11, 1999, there were 25,844,232 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                               SEPTEMBER 30, 1999



PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
   Item 1   Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets as of
            September 30, 1999 and June 30, 1999 (unaudited)              3

            Condensed Consolidated Statements of Operations for
            the three months ended   September   30,  1999  and
            1998   (unaudited)                                            4

            Condensed Consolidated  Statements  of Cash Flows
            for the three  months  ended September  30,  1999
            and  1998  (unaudited)                                        5

            Notes  to  Condensed Consolidated Financial Statements
           (unaudited)                                                   6-9

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10-12

PART II - OTHER INFORMATION

     Item 2 Changes in Securities and Use of Proceeds

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

     Exhibit 27  Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
    ------------------------------------------------------------------------

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                            September 30, 1999         June 30, 1999
ASSETS                                                      ------------------         -------------
Current assets:
  Cash and cash equivalents                                     $14,692,784              $3,285,217
  Accounts receivable billed, net of allowance
   for doubtful accounts of $585,543 and $551,043 as of
   September 30, 1999 and June 30, 1999, respectively            25,761,208              23,527,798
  Accounts receivable unbilled                                    3,603,686               3,862,907
  Note receivable-current portion                                   151,124                 685,873
  Other current assets                                            1,190,263               1,168,653
                                                                  ---------               ---------
   Total current assets                                          45,399,065              32,530,448

Investment in affiliates                                          6,555,000                       -
Property and equipment, net                                       1,966,725               1,504,826
Intangible assets, net                                           61,633,074              62,493,949
Note receivable                                                     674,245                 474,127
Other assets                                                        579,463                 623,599
                                                                    -------                 -------
   Total assets                                                $116,807,572             $97,626,949
                                                               ============             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Lines of credit                                                $1,763,460              $5,316,775
  Accounts payable-trade                                         24,424,164              23,214,278
  Accrued expenses and other current liabilities                  7,147,396               8,151,764
  Current portion of note payable-related party                   4,903,813               4,871,750
  Current portion of capital lease obligations                       46,534                  52,099
  Current portion of long-term obligations                          337,320                 584,954
                                                                    -------                 -------
   Total current liabilities                                     38,622,687              42,177,319

Capital lease obligations, net of current portion                   118,827                  67,407
Long-term obligations, net of current portion                       917,944                 997,890
Note payable-related party, net of current portion                        -               4,871,750
Other liabilities                                                    26,815                 570,653
                                                                     ------                 -------
   Total liabilities                                             39,686,273              48,699,320
                                                                 ----------              ----------

Stockholders' equity:
  Common Stock - $.01 par value; 75,000,000 authorized;
   25,712,433 and 22,513,772 shares issued as of
   September 30, 1999 and June 30, 1999, respectively               257,124                 225,138
  Additional paid-in capital                                    101,719,672              70,812,973
  Accumulated deficit                                           (22,776,847)            (19,928,677)
  Deferred compensation                                            (684,940)               (788,095)
  Less:  423,894 shares of common stock in treasury, at cost     (1,393,710)             (1,393,710)
                                                                  ----------              ----------
   Total stockholders' equity                                    77,121,299              48,927,629
                                                                 ----------              ----------

   Total liabilities and stockholders' equity                  $116,807,572             $97,626,949
                                                               ============             ===========

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)


                                                 1999           1998
                                                 ----           ----


  Revenues                                    $27,173,623     $17,152,928
                                              -----------     -----------
  Operating costs and expenses:
      Direct costs                             17,819,178       9,514,162
      Salaries and benefits                     8,470,870       6,286,822
      General and administrative                2,124,260       1,335,625
      Depreciation and amortization             1,115,138         455,298
                                                ---------         -------
      Total operating costs and expenses       29,529,446      17,591,907

     Loss from operations                      (2,355,823)       (438,979)

   Interest expense, net                         (524,226)        (30,727)

   Gain on sale of minority investment             45,163               -

   Loss before income taxes                    (2,834,886)       (469,706)

   Provision for income taxes                      13,284          27,305
                                                   ------          ------
            Net loss                          $(2,848,170)      $(497,011)
                                              ============      ==========

   Net loss attributable to common
    stockholders                              $(2,848,170)      $(783,737)*
                                              ============      ==========
   Net loss per common share, basic
    and fully diluted                             $(.12)           $(.06)
                                                  ======           ======

      Weighted average common and common
         equivalent shares outstanding         22,972,516      13,090,141
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


See Notes to Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (unaudited)

                                                            1999        1998
                                                            ----        ----
Operating activities:
   Net loss                                            $(2,848,170)  $(497,011)
   Adjustments to reconcile loss to net cash
     provided by (used in)operating activities:
     Depreciation                                          254,263     150,345
     Amortization                                          860,875     304,953
     Accrued interest on convertible securities                  -      11,974
     Provision for bad debts                                34,500      57,486
     Gain on sale of minority interest                     (45,163)          -
     Compensation expense on stock option grants           103,155           -
     Amortization of discount on note receivable           160,313           -
   Changes in assets and liabilities:
     Accounts receivable                                (2,008,689)     96,689
     Other current assets                                  (21,610)   (100,688)
     Other assets                                         (133,054)   (320,662)
     Trade accounts payable                              1,209,887   1,156,205
     Accrued expenses and other current liabilities     (1,562,508)    294,892
                                                        -----------    -------
        Net cash  provided by (used in)
         operating  activities                          (3,996,201)    564,399
                                                         ----------    -------
Investing activities:
   Purchase of property and equipment                     (641,862)   (155,214)
   Proceeds from sale of Metro Fulfillment, Inc.           556,984           -
   Investment in affiliates                             (6,555,000)          -
                                                        -----------   --------

        Net cash used in investing activities           (6,639,878)   (155,214)
                                                        ----------    --------

Financing activities:
   Proceeds from exercises of stock options                205,426      12,690
   Proceeds from private placement of
    common stock, net                                   30,733,259           -
   Repayments of credit facilities                      (3,553,315)   (861,439)
   Repayment of capital lease obligation                   (28,445)    (31,918)
   Repayment of short term note payable                 (5,000,000)          -
   Repayments of notes payable, other                      (79,946)   (117,540)
   Repayment of acquisition debt                          (233,333)   (175,000)
   Purchase of treasury stock                                    -     (48,150)
                                                         ---------    ---------

        Net cash provided by (used in)
         financing activities                           22,043,646  (1,221,357)
                                                        ----------  -----------

Net increase (decrease) in cash and cash equivalents    11,407,567    (812,172)
   Cash and cash equivalents at beginning of period      3,285,217   6,234,981

   Cash and cash equivalents at end of period          $14,692,784  $5,422,809
                                                       ===========  ==========


See Notes to Condensed Consolidated Financial Statements.

               MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
         NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 1999 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform with the fiscal 2000 presentation.

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

Effective May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct Corporation ("CMG Direct"). The results of operations of CMG Direct are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. CMG Direct provides database services to the direct marketing and internet industries.


2.    EARNINGS PER SHARE

In October 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of basic and diluted earnings per share. Basic EPS does not give effect to common stock equivalents whereas the presentation of diluted EPS gives effect to all dilutive common shares that were outstanding during the period. Stock options and warrants in the amount of 3,336,463 shares for the three months ended September 30, 1999 were not included in the computation of diluted EPS as they are antidilutive as a result of net losses during the periods presented.


3.    SHORT TERM BORROWINGS

At September 30, 1999, the Company was in violation of certain financial covenants with regard to its lines of credit at certain subsidiaries. The Company has obtained a waiver of such violations.


4.    CONTINGENCIES AND LITIGATION

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


5.    SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITITES

During the quarter ended September 30, 1999 and 1998, the Company entered into capital lease obligations for approximately $74,300 and $9,400, respectively, for certain computer equipment. During the quarter ended September 30, 1999, the Company sold its investment in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353. During the quarter ended September 30, 1998, the Company recorded non-cash preferred dividends in the amount of $286,726 of which $232,067 was in connection with cumulative undeclared dividends and $54,659 was for periodic, non-cash accretions on preferred stock.


6.    TREASURY STOCK

On September 23, 1998, the Company announced its intention to acquire, in open market transactions, up to 1,000,000 shares of its common stock, par value, $.01 per share subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases were permitted to be made from time to time at prevailing market prices during the one-year period ended September 28, 1999. As of September 30, 1999, the Company bought back 412,094 shares valued at $1,258,241. All shares are held in treasury.


7.    INTERNET INVESTMENTS

In July 1999, the Company invested $1,555,000 to acquire a 10% interest in Screenzone Media Network, LLC ("Screenzone"). Screenzone is an interactive broadcast gateway that was developed to advertise and promote movies, music, live events and other entertainment at shopping malls and over the Internet. The investment will be accounted for under the cost method of accounting.

In September 1999, the Company acquired a 14% interest in Greatergood.com for $5,000,000. GreaterGood.com builds, co-markets and manages online shopping villages for not-for-profit organization web sites. The investment will be accounted for under the cost method of accounting.


8.    PENDING ACQUISITION

In July 1999, MSGI entered into an agreement to acquire all of the outstanding common stock of Atlanta-based Grizzard Communications Group. The purchase price is $50 million cash and $50 million dollars in MSGI common stock. The acquisition is targeted to close by the end of calendar year 1999 and is subject to certain conditions, including approval by the stockholders of Grizzard. As of September 30, 1999, the Company is actively seeking financing for the cash portion of the purchase price. Grizzard's services include strategic planning, creative, database management, print-production, mailing and Internet marketing. Grizzard's client base includes retail, consumer and business-to-business companies as well as many premier not-for-profit clients. The acquisition will be accounted for under the purchase method of accounting. On November 10, 1999, the shareholders of Grizzard approved the merger.


9.    PRIVATE PLACEMENT OF COMMON STOCK

In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.8 million, net of approximately $2,000,000 of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement will be used in connection with certain Internet investments, to repay certain short-term debt and for working capital purposes. The shares were registered on October 29, 1999.


10.   RELATED PARTY TRANSACTION

During July and August 1999, the Company entered into a promissory note agreement with a venture fund in the amount of $4,500,000. The principal and all accrued interest was payable in full on December 10, 1999 and bore interest at the greater of 10% or prime plus 2%. An officer of the Company is a partner in the venture fund. The principal amount and all accrued interest was prepaid in September 1999 with the proceeds of the private placement.


11.   SUBSEQUENT EVENTS

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three month periods ended September 30, 1999 and 1998. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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

Effective May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct Corporation ("CMG Direct"). The results of operations of CMG Direct are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. CMG Direct provides database services to the direct marketing and internet industries.

Results of Operations for the Three Months Ended September 30, 1999, Compared to the Three Months Ended September 30, 1998.

Revenues of approximately $27.2 million for the three months ended September 30, 1999 (the "current period") increased by $10.1 million or 59.1% over revenues of $17.1 million during the three months ended September 30, 1998 (the "prior period"). Of the increase, approximately $12.1 million is attributable to an increase in direct marketing resulting from the acquisitions of SK&A and CMG Direct including a 75% organic increase in Internet revenues and a decrease in telemarketing and telefundraising revenues of approximately 19.2%. Fulfillment revenue decreased in the current period by approximately $0.5 million due to the sale of MFI. The decrease in telemarketing and telefundraising primarily resulted from a loss of revenue due to an unsuccessful attempt by third parties to unionize the calling center. New management has been put in place at the start of the new fiscal year and have refocused its priorities. The Company is still in the process of opposing certain issues with the union but expects to be successful in its efforts.

Direct costs of approximately $17.8 million in the current period increased by $8.3 million or 88.4% over direct costs of $9.5 million in the prior period. Of the increase, approximately $9.2 million is attributable to the acquisitions of SK&A and CMG Direct. Direct costs for direct and internet marketing excluding the effects of acquisitions decreased by $0.9 million or 9.1% which is due to the decrease in revenue in addition to a decrease in direct costs from fulfillment due to the sale of MFI. The Company's direct costs consist principally of commissions paid to use marketing lists. Direct costs as a percentage of revenue increased from 55.5% in the prior period to 65.6% in the current period. The increase in the direct costs as a percentage of revenue results from the mix in services sold. Most of the acquisitions made in the past two years resulted in a substantial increase to the list management and list brokerage services. These services have a high direct cost percentage. As MSGI acquires new companies and internet revenues become a higher percentage of overall revenue, management expects the direct cost percentage of revenue to begin to decrease.

Salaries and benefits of approximately $8.5 million in the current period increased by approximately $2.3 million or 37.1% over salaries and benefits of approximately $6.2 million in the prior period. Of the increase, approximately $2.7 million is attributable to the acquisitions of SK&A and CMG Direct. Salaries and benefits relating to direct and internet marketing excluding acquisitions increased by approximately $0.5 million or 13.8% due to an increase in head count to manage current and anticipated future growth which was offset by a decrease in telemarketing and telefundraising salaries of $0.3 million. Fulfillment salaries and benefits decreased by approximately $0.7 million due to sale of MFI.

General and administrative expenses of approximately $2.1 million in the current period increased by approximately $0.8 million or 57.2% over comparable expenses of $1.3 million in the prior period. Of the increase, approximately $0.7 million is attributable to the acquisitions of SK&A and CMG Direct. The remaining increase is primarily due to an increase in corporate expenses of approximately $0.3 million due to an increase in fees associated with the increase in merger and acquisition activity.

Depreciation and amortization expense of approximately $1.1 million in the current period increased by approximately $0.6 million over expense of $0.5 million in the prior period. This is primarily attributable to an increase in direct and internet marketing depreciation and amortization expense resulting from the acquisitions of SK&A and CMG Direct.

Net interest expense of approximately $500,000 in the current period increased by approximately $470,000 over net interest expense of approximately $30,000 in the prior period principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A and CMG Direct.


Capital Resources and Liquidity
-------------------------------
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At September 30, 1999, the Company had cash and cash equivalents of $14.7 million and accounts receivable net of allowances of $29.3 million.

The Company generated losses from operations of $2.4 million in the current period. Cash used in operating activities was $4.0 milllion. Cash used by operating activities principally consists of the net loss and an increase in trade accounts receivable.

In the current period, net cash of $6.6 million was used in investing activities consisting primarily of investments in internet companies. In the prior period, net cash used in investing activities of $155,214 consisted of purchases of property and equipment. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, net cash of $22.0 million was provided by financing activities. Net cash provided by financing activities consists principally of $30.8 million of net fees and expenses for the private placement of the Company's common stock offset by repayments of lines of credit of $3.6 million and repayments on acquisition debt and other notes payable of $5.3 million.

At September 30, 1999, the Company had amounts outstanding of $1,763,000 on its lines of credit. The Company had approximately $4,656,000 available on its lines of credit as of September 30, 1999.

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

As of the date hereof, MSGI has incurred insignificant costs (primarily for internal labor) related to the identification and evaluation of MSGI's Year 2000 issues related to the system applications. Primarily as a result of the acquisition of CMG Direct, the Company has spent approximately $217,000 and anticipates spending an additional $310,000 to become Year 2000 compliant for its business-critical systems prior to the end of November 1999. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates are accurate and actual results could differ from these estimates.


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




Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

   Exhibit #      Item                                   Notes
   ---------      ----                                   -----
     10           CIA Purchase Agreement                   A
     20           Press Release                            A
     27           Financial Data Schedule                  A

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

                                    MARKETING SERVICES GROUP, INC.
                                   (Registrant)


Date:  November 15, 1999           By: /s/ J. Jeremy Barbera
                                       ---------------------------------------
                                      J. Jeremy Barbera
                                      Chairman of the Board and Chief
                                      Executive Officer

Date:  November 15, 1999           By: /s/ Cindy H. Hill
                                       ---------------------------------------
                                      Cindy H. Hill
                                      Chief Financial Officer