Form 10-Q
period 1999-12-31
MARKETING SERVICES GROUP INC
filed 2000-02-15
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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

As of February 11, 2000, there were 27,547,438 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                December 31, 1999



PART I - FINANCIAL INFORMATION                                     Page
                                                                   ----
     Item 1 Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets as of
            December 31, 1999 and June 30, 1999 (unaudited)          3

            Condensed  Consolidated  Statements of Operations
            for the three and six months ended December 31, 1999
            and 1998  (unaudited)                                    4

            Condensed Consolidated  Statements  of Cash  Flows
            for the six  months  ended December  31,  1999
            and  1998  (unaudited)                                   5

            Notes  to  Condensed Consolidated Financial Statements
            (unaudited)                                             6-9

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    10-13


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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                              December 31, 1999   June 30, 1999
                                              -----------------   -------------
ASSETS
------
Current assets:
  Cash and cash equivalents                        $5,861,434      $  3,285,217
  Accounts receivable billed, net
   of allowance for doubtful accounts of
   $604,963 and $551,043 as of
   December 31, 1999 and June 30, 1999,
   respectively                                    25,754,505        23,527,798
  Accounts receivable unbilled                      4,485,181         3,862,907
  Note receivable-current portion                     173,359           685,873
  Other current assets                                889,902         1,168,653
                                                  -----------         ---------
   Total current assets                            37,164,381        32,530,448

Investments at cost                                34,354,700                 -
Property and equipment, net                         2,567,532         1,504,826
Intangible assets, net                             62,327,600        62,493,949
Note receivable                                       652,010           474,127
Other assets                                        1,047,570           623,599
                                                  -----------        ----------
   Total assets                                  $138,113,793       $97,626,949
                                                 ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Lines of credit                                  $1,067,328        $5,316,775
  Accounts payable-trade                           24,057,255        23,214,278
  Accrued expenses and other
    current liabilities                             4,559,445         8,151,764
  Current portion of note payable-related party     4,935,875         4,871,750
  Current portion of capital lease obligations         36,823            52,099
  Current portion of long-term obligations            337,320           570,653
                                                    ---------         ---------
   Total current liabilities                       34,994,046        42,177,319

Capital lease obligations,
  net of current portion                              106,537            67,407
Long-term obligations,
  net of current portion                              843,778           997,890
Note payable-related party,
  net of current portion                                    -         4,871,750
Other liabilities                                      24,841           584,954
                                                     --------         ---------
   Total liabilities                               35,969,202        48,699,320
                                                   ----------        ----------

Stockholders' equity:
  Common Stock - $.01 par value; 75,000,000
    authorized; 27,369,517 and 22,513,772
    shares issued as of December 31, 1999
    and June 30, 1999, respectively                   273,695           225,138
  Additional paid-in capital                      131,251,246        70,812,973
  Accumulated deficit                             (27,213,458)      (19,928,677)
  Deferred compensation                              (773,182)         (788,095)
  Less:  423,894 shares of common stock
    in treasury, at cost                           (1,393,710)       (1,393,710)
                                                   ----------        ----------
   Total stockholders' equity                     102,144,591        48,927,629
                                                  -----------        ----------
   Total liabilities and stockholders' equity    $138,113,793       $97,626,949
                                                 ============       ===========

See Notes to Condensed Consolidated Financial Statements.


                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (unaudited)




                                                    Three Months Ended              Six Months Ended
                                                        December 31,                  December 31,
                                                     1999         1998            1999          1998
                                                     ----         ----            ----          ----
Revenues                                         $27,874,979   $16,640,513     $55,048,602   $33,793,441

Operating costs and expenses:
   Direct costs                                   18,536,676    10,894,520      36,355,854    20,408,682
   Salaries and benefits                           8,557,145     5,563,149      16,862,360    11,849,971
   Compensation expense on option grants             126,569             -         292,224             -
   Selling, general and administrative             3,847,734     1,305,308       5,971,994     2,640,933
   Depreciation and amortization                   1,129,946       451,010       2,245,084       906,308
                                                   ---------       -------       ---------       -------

      Total operating costs and expenses          32,198,070    18,213,987      61,727,516    35,805,894
                                                  ----------    ----------      ----------    ----------

Loss from operations                              (4,323,091)   (1,573,474)     (6,678,914)   (2,012,453)

   Interest expense, net                             (65,035)      (39,556)       (589,261)      (70,283)
   Gain on sale of minority investment                     -             -          45,163             -
                                                      ------        ------          ------        ------
   Loss before income taxes                       (4,388,126)   (1,613,030)     (7,223,012)   (2,082,736)

   Income tax (expense)benefit                       (48,485)       87,188         (61,769)       59,883
                                                     -------        ------         -------        ------
      Net loss                                   $(4,436,611)  $(1,525,842)    $(7,284,781)  $(2,022,853)
                                                 ===========   ===========     ===========   ===========

Net loss attributable to common stockholders     $(4,436,611)  $(1,816,266)*   $(7,284,781)  $(2,600,003)*
                                                 ===========   ===========     ===========   ===========

Net loss per common share                           $(.17)        $(0.14)         $(.30)        $(0.20)
                                                    =====         ======          =====         ======
Weighted average common and common
     equivalent shares outstanding                25,609,980    12,886,265      24,291,248    12,988,203
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


See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (unaudited)

                                                        1999            1998
                                                        ----            ----

Operating activities:
   Net loss                                          $(7,284,781)   $(2,022,853)
   Adjustments to reconcile loss to net cash
     provided by (used in)operating activities:
     Depreciation                                        407,441        301,849
     Amortization                                      1,837,643        604,459
     Accrued interest on convertible securities                -         29,122
     Provision for bad debts                              53,920         68,594
     Gain on sale of minority interest                   (45,163)             -
     Settlement of litigation                            315,000              -
     Compensation expense on stock option grants         292,224              -
     Amortization of discount on note receivable         192,375              -
   Changes in assets and liabilities:
     Accounts receivable                              (2,902,901)    (1,892,971)
     Other current assets                                278,751       (236,281)
     Other assets                                       (598,666)      (306,754)
     Trade accounts payable                              757,138      2,332,285
     Accrued expenses and other current liabilities   (4,148,523)      (480,904)

        Net cash used in operating activities        (10,845,542)    (1,603,454)
                                                     -----------     ----------

Investing activities:
   Purchase of property and equipment                 (1,447,044)      (232,598)
   Proceeds from sale of Metro Fulfillment, Inc.         556,984              -
   Investments at cost                                (6,848,300)             -
                                                      ----------     ----------
        Net cash used in investing activities         (7,738,360)      (232,598)
                                                      ----------       --------

Financing activities:
   Proceeds from exercises of stock options              315,630         46,524
   Proceeds from private placement of
     common stock, net                                30,531,827              -
   Repayments of credit facilities                    (4,249,447)      (568,610)
   Repayment of capital lease obligation                 (50,446)       (34,466)
   Repayment of short term note payable               (5,000,000)             -
   Repayments of notes payable, other                   (154,112)      (117,540)
   Repayment of acquisition debt                        (233,333)      (291,667)
   Purchase of treasury stock                                  -     (1,258,241)
                                                      ----------     ----------

        Net cash provided by (used in)
          financing activities                        21,160,119     (2,224,000)

Net increase (decrease) in cash and cash equivalents   2,576,217     (4,060,052)
   Cash and cash equivalents at beginning of period    3,285,217      6,234,981
                                                       ---------      ---------
   Cash and cash equivalents at end of period         $5,861,434     $2,174,929
                                                      ==========     ==========

See Notes to Condensed Consolidated Financial Statements.




                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 1999 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform with the fiscal 2000 presentation.

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution. Effective March 1, 1999, the Company sold 85% of the common stock of MFI for $1,260,000 consisting of a cash payment of $100,000 and a promissory note of $1,160,000. Accordingly, effective March 1, 1999 the results of operations of MFI were no longer consolidated in the Company's statement of operations. In September 1999, the Company sold the remaining 15% for a Note Receivable in the amount of $222,353. The investment in MFI was accounted for by the cost method of accounting. In July 1999, the Company received an early payment on the Note Receivable in the amount of $556,985 which represents principal and interest.

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


2.    EARNINGS PER SHARE

In October 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS"). This statement requires the presentation of basic and diluted earnings per share. Basic EPS does not give effect to common stock equivalents whereas the presentation of diluted EPS gives effect to all dilutive common shares that were outstanding during the period. Stock options and warrants in the amount of 3,257,958 were not included in the computation of diluted EPS as they are antidilutive as a result of net losses during the periods presented.


3.    SHORT TERM BORROWINGS

At December 31, 1999, the Company was in violation of certain financial covenants with regard to its lines of credit at certain subsidiaries. The Company has obtained a waiver of such violations.


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

In September, 1999, an action was commenced against the Company in the Supreme Court of New York, Kings County alleging damages of $4.3 million in connection with the Company's alleged failure to deliver warrants due the plaintiff. Although the Company denies all liability, the suit was settled in January 2000 with 18,000 warrants with an exercise price of $1.00. Accordingly, the Company recognized $315,000 of expense based on the fair market value of the warrants granted as determined by the Black-Scholes model. The expense is included in selling, general and administrative expenses for the three and six months ended December 31, 1999.

In addition to the above, certain other legal actions are pending to which the Company is a party. The Company does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows.


5.    SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITITES

During the quarter ended December 31, 1999 and 1998, the Company entered into capital lease obligations for approximately $75,000 and $9,400, respectively, for certain computer equipment. During the quarter ended September 30, 1999, the Company sold its investment in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353. During the quarter ended September 30, 1998, the Company recorded non-cash preferred dividends in the amount of $286,726 of which $232,067 was in connection with cumulative undeclared dividends and $54,659 was for periodic, non-cash accretions on preferred stock.

In October 1999, the Company completed an acquisition of approximately 85% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $1.6 million in common stock of the Company, subject to certain adjustments. The acquisition will be accounted for under the purchase method of accounting.

In December 1999, the Company acquired a 10% interest in Fusion Networks, Inc. for $27,506,400 in common stock. The Company also has an additional option to acquire up to 19% of Fusion Networks based on the same per share price as the original investment. Fusion Networks, Inc. operates the website www.Latinfusion.com. The web site is an interactive, multimedia, and entertainment Latin American based portal featuring television, music, and e-commerce capability. The investment will be accounted for under the cost method of accounting.


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

In October 1999, the Company completed an acquisition of approximately 85% of the outstanding common stock of Cambridge Intelligence Agency for $1.6 million in common stock of the Company, subject to certain adjustments. The acquisition will be accounted for under the purchase method of accounting.

In October 1999, the Company acquired a 10% interest in Mazescape.com for a $200,000. Mazescape.com is an innovative internet technology company that delivers customized, automated recruiting software and services that improve the performance of corporate recruiters. The acquisition will be accounted for under the cost method of accounting.

In December 1999, the Company acquired a 10% interest in Fusion Networks, Inc. for $27,506,400 in common stock. The Company also has an additional option to acquire up to 19% of Fusion Networks based on the same per share price as the original investment. Fusion Networks, Inc. operates the website www.Latinfusion.com. The web site is an interactive, multimedia, and entertainment Latin American based portal featuring television, music, and e-commerce capability. The investment will be accounted for under the cost method of accounting.


8.    PENDING ACQUISITION

In July 1999, MSGI entered into an agreement to acquire all of the outstanding common stock of Atlanta-based Grizzard Communications Group. The purchase price is $50 million cash and $50 million dollars in MSGI common stock. The acquisition is targeted to close by the end of February 2000. The Company has received the financing commitment for the cash portion of the purchase price. Grizzard's services include strategic planning, creative, database management, print-production, mailing and Internet marketing. Grizzard's client base includes retail, consumer and business-to-business companies as well as many premier not-for-profit clients. The acquisition will be accounted for under the purchase method of accounting.



9.    PRIVATE PLACEMENT OF COMMON STOCK

In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.5 million, net of approximately $2,3 million of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement will be used in connection with certain Internet investments, to repay certain short-term debt and for working capital purposes. The shares were registered on October 29, 1999.


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six month periods ended December 31, 1999 and 1998. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution. Effective March 1, 1999, the Company sold 85% of the common stock of MFI. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. The investment in MFI was being accounted for by the cost method of accounting. In September 1999, the Company sold the remaining 15% for a Note Receivable in the amount of $222,353.

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

Effective October 1, 1999, the Company acquired 85% of the outstanding common stock of Cambridge Intelligence Agency ("CIA") for $1.8 million in common stock of the Company. The results of operations of CIA are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition.


Results of Operations for the Three Months Ended December 31, 1999,  Compared to
--------------------------------------------------------------------------------
the Three Months Ended December 31, 1998.
-----------------------------------------

Revenues of approximately $27.9 million for the three months ended December 31, 1999 (the "current period") increased by $11.3 million or 68% over revenues of $16.6 million during the three months ended December 31, 1998 (the "prior period"). Of the increase, approximately $12.2 million is attributable to an increase in direct marketing revenue resulting from the acquisitions of SK&A, CMG Direct and CIA. Direct and Interent marketing revenue excluding the effects of acquisitions decreased by approximately $328,000 due to a decrease in telemarketing and telefundraising revenues of approximately 7%. Fulfillment revenue decreased in the current period by approximately $.6 million due to the sale of MFI. The decrease in telemarketing and telefundraising primarily resulted from a loss of revenue due to an unsuccessful attempt by third parties to unionize the calling center. New management has been put in place at the start of the new fiscal year and have refocused its priorities. The Company is still in the process of opposing certain issues with the union but expects to be successful in its efforts.

Direct costs of approximately $18.5 million in the current period increased by $7.6 million or 70% over direct costs of $10.9 million in the prior period. Of the increase, approximately $8.6 million is attributable to the acquisitions of SK&A, CMG Direct and CIA. Direct costs for direct and internet marketing excluding the effects of acquisitions decreased by $.7 million which is due to the decrease in revenue. Direct costs from fulfillment decreased by approximately $200,000 due to the sale of MFI. The Company's direct costs consist principally of commissions paid to use marketing lists. Direct costs as a percentage of revenue decreased from 67% in the prior period to 64% in the current period. The decrease in the direct costs as a percentage of revenue results from the mix in services sold. As MSGI acquires new companies and internet revenues become a higher percentage of overall revenue, management expects the direct cost percentage of revenue to decrease further.

Salaries and benefits of approximately $8.6 million in the current period increased by approximately $3.0 million or 54% over salaries and benefits of approximately $5.6 million in the prior period. Of the increase, approximately $3.3 million is attributable to the acquisitions of SK&A, CMG Direct and CIA. Fulfillment salaries and benefits decreased by approximately $.6 million due to sale of MFI.

General and administrative expenses of approximately $3.8 million in the current period increased by approximately $2.5 million or 193% over comparable expenses of $1.3 million in the prior period. Of the increase approximately $1.5 million is attributable to the acquisitions of SK&A, CMG Direct and CIA. The remaining increase is due to an increase in corporate expenses primarily due to an increase in legal fees associated with the opposition of the unionization of the call center, an increase in consulting fees associated with the Company's integration efforts of its acquisitions, a non-cash settlement of litigation and an increase in expenses associated with the Company's expansion of internet operations.

Depreciation and amortization expense of approximately $1.1 million in the current period increased by approximately $.6 million over expense of $.5 million in the prior period. This is primarily attributable to an increase in direct and internet marketing depreciation and amortization expense resulting from the acquisitions of SK&A, CMG Direct and CIA.

Net interest expense of approximately $65,000 in the current period increased by approximately $15,000 over net interest expense of approximately $40,000 in the prior period principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A and CMG Direct.


Results of Operations  for the Six Months Ended  December 31, 1999,  Compared to
--------------------------------------------------------------------------------
the Six Months Ended December 31, 1998.
---------------------------------------

Revenues of approximately $55.0 million for the six months ended December 31, 1999 (the "current period") increased by $21.2 million or 63% over revenues of $33.8 million during the six months ended December 31, 1998 (the "prior period"). Of the increase, approximately $24.2 million is attributable to an increase in direct marketing resulting from the acquisitions of SK&A, CMG Direct and CIA. Direct and Internet revenue excluding the effects of acquisitions decreased by approximately $1.8 million due primarily to a decrease in telemarketing and telefundraising revenues of approximately 14%. Fulfillment revenue decreased in the current period by approximately $1.2 million due to the sale of MFI. The decrease in telemarketing and telefundraising primarily resulted from a loss of revenue due to an unsuccessful attempt by third parties to unionize the calling center. New management has been put in place at the start of the new fiscal year and have refocused its priorities. The Company is still in the process of opposing certain issues with the union but expects to be successful in its efforts.

Direct costs of approximately $36.4 million in the current period increased by $16 million or 78% over direct costs of $20.4 million in the prior period. Of the increase, approximately $17.8 million is attributable to the acquisitions of SK&A and CMG Direct. Direct costs for direct and internet marketing excluding the effects of acquisitions decreased by $1.5 million which is due to the decrease in revenue. In addition direct costs from fulfillment decreased by $.4 million due to the sale of MFI. The Company's direct costs consist principally of commissions paid to use marketing lists. Direct costs as a percentage of revenue decreased from 61% in the prior period to 60% in the current period. The decrease in the direct costs as a percentage of revenue results from the mix in services sold. As MSGI acquires new companies and internet revenues become a higher percentage of overall revenue, management expects the direct cost percentage of revenue to decrease further.

Salaries and benefits of approximately $16.9 million in the current period increased by approximately $5.1 million or 43% over salaries and benefits of approximately $11.8 million in the prior period. Of the increase, approximately $6 million is attributable to the acquisitions of SK&A and CMG Direct. Salaries
and   benefits   relating  to  direct  and  internet   marketing   increased  by
approximately $370,000 due to an increase in head count for the Company's internet operations as well as its corporate functions to accommodate the growth
 . Fulfillment salaries and benefits decreased by approximately $1.3 million due to the sale of MFI.

Selling, general and administrative expenses of approximately $6.0 million in the current period increased by approximately $3.4 million or 131% over comparable expenses of $2.6 million in the prior period. Of the increase, approximately $2.1 million is attributable to the acquisitions of SK&A and CMG Direct. The remaining increase is primarily due to an increase in corporate expenses associated with the increase in merger and acquisition activity, an increase in legal fees associated with the opposition of the unionization of the call center, an increase in consulting fees associated with the Company's integration efforts of its acquisitions, a non-cash settlement of litigation and an increase in expenses associated with the Company's expansion of internet operations.

Depreciation and amortization expense of approximately $2.2 million in the current period increased by approximately $1.3 million over expense of $.9 million in the prior period. This is primarily attributable to an increase in direct and internet marketing depreciation and amortization expense resulting from the acquisitions of SK&A, CMG Direct and CIA.

Net interest expense of approximately $.6 million in the current period increased by approximately $.5 million over net interest expense of approximately $70,000 in the prior period principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A and CMG Direct.


Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At December 31, 1999, the Company had cash and cash equivalents of $5.9 million and accounts receivable net of allowances of $30.2 million.

The Company generated losses from operations of $6.7 million in the current period. Cash used in operating activities was $10.8 million. Cash used by operating activities principally consists of the net loss, an increase in trade accounts receivable and a decrease in accrued expenses.

In the current period, net cash of $7.7 million was used in investing activities consisting primarily of investments in internet companies. In the prior period, net cash used in investing activities of approximately $230,000 consisted of purchases of property and equipment. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, net cash of $21.1 million was provided by financing activities. Net cash provided by financing activities consists principally of $30.8 million of net fees and expenses for the private placement of the Company's common stock and the exercise of stock options offset by repayments of lines of credit of $4.2 million and repayments on acquisition debt and other notes payable of $5.4 million.

At December 31, 1999, the Company had amounts outstanding of $1.1 million on its lines of credit. The Company had approximately $5.5 million available on its lines of credit as of December 31, 1999.

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

As of the date hereof, MSGI has incurred insignificant costs (primarily for internal labor) related to the identification and evaluation of MSGI's Year 2000 issues related to the system applications. Primarily as a result of the acquisition of CMG Direct, the Company has spent approximately $530,000 through December 31, 1999. The Company does not anticipate future amounts to be material. As of December 31, 1999, management believes that the Company's computer systems are Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates are accurate and actual results could differ from these estimates.


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

                                    MARKETING SERVICES GROUP, INC.
                                    (Registrant)


Date:  February 14, 2000           By: /s/ J. Jeremy Barbera
                                       ---------------------
                                       J. Jeremy Barbera
                                       Chairman of the Board and
                                       Chief Executive Officer

Date:  February 14, 2000           By: /s/ Cindy H. Hill
                                       -----------------
                                       Cindy H. Hill
                                       Chief Financial Officer