Form 10-Q
period 2000-03-31
MARKETING SERVICES GROUP INC
filed 2000-05-16
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

As of May 12, 2000, there were 29,971,332 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                 March 31, 2000



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
   Item 1   Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets as of
            March 31, 2000 and June 30, 1999                              3

            Condensed  Consolidated  Statements of Operations
            for the three and nine months  ended March 31, 2000
            and 1999                                                      4

            Condensed  Consolidated Statements  of Cash Flows
            for the nine  months  ended March 31, 2000
            and  1999                                                     5

            Notes  to  Interim  Condensed  Consolidated
            Financial Statements                                         6-10

   Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11-14

PART II - OTHER INFORMATION

   Item 1   Legal Proceedings                                            15

   Item 4   Submission of Matters to a Vote of Security Holders          15

   Item 6   Exhibits and Reports on Form 8-K                             16
            (a)  Exhibits
            (b)  Reports on Form 8-K

   Signatures                                                            17

   Exhibit 27  Financial Data Schedule                                   18

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
    ------------------------------------------------------------------------
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                 March 31, 2000   June 30, 1999
ASSETS
------
Current assets:
  Cash and cash equivalents                        $23,968,672     $ 3,285,217
  Accounts receivable billed, net of
   allowance for doubtful accounts of
   $1,525,730 and $421,861 as of
   March 31, 2000 and June 30, 1999,
   respectively                                     41,912,361      23,527,798
  Accounts receivable unbilled                       3,290,593       3,862,907
  Inventories                                        7,610,374               -
  Note receivable                                      173,359         685,873
  Other current assets                               6,329,500       1,168,653
                                                    ----------     -----------
   Total current assets                             83,284,859      32,530,448

Investments at cost                                 34,354,700               -
Property and equipment at cost, net                 18,815,183       1,504,826
Intangible assets, net                             153,514,363      62,493,949
Note receivable                                        652,010         474,127
Other assets                                         3,108,156         623,599
                                                    ----------      ----------
   Total assets                                  $ 293,729,271     $97,626,949
                                                 =============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term borrowings                             $6,091,607      $5,316,775
  Trade accounts payable                            27,640,993      23,214,278
  Related  party payable                             4,967,938       4,871,750
  Current portion of long-term obligations           5,000,901         570,653
  Accrued expenses and other liabilities            10,248,946       8,151,764
  Current portion of capital lease obligations          57,642          52,099
                                                   -----------      ----------
   Total current liabilities                        54,008,027      42,177,319
                                                   -----------      ----------
Capital lease obligations, net of
 current portion                                       264,298          67,407
Long-term obligations                               37,082,198         997,890
Note payable-related party, net of
 current portion                                             -       4,871,750
Other liabilities                                    2,372,918         584,954
                                                    ----------      ----------
   Total liabilities                                93,727,441      48,699,320
                                                    ----------      ----------
Subsidiary convertible preferred stock              18,527,275               -

Stockholders' equity:
  Common Stock - $.01 par value; 75,000,00
   authorized; 30,328,226 and  22,513,772
   shares issued as of March 31, 2000 and
   June 30, 1999, respectively                         303,282         225,138
  Additional paid-in capital                       198,587,787      70,812,973
  Convertible preferred stock- $.01 par value;
   150,000 shares authorized; 30,000 shares
   of Series E issued and outstanding
   as of March 31,2000                              29,478,858               -
Accumulated deficit                                (35,885,209)    (19,928,677)
Deferred compensation                               (9,616,453)       (788,095)
Less: 423,894 shares of common stock in
   treasury, at cost as of March 31, 2000
   and June 30, 1999                                (1,393,710)     (1,393,710)
                                                    -----------     -----------
   Total stockholders' equity                       181,474,555      48,927,629
                                                    -----------      ----------
   Total liabilities and stockholders' equity      $293,729,271     $97,626,949
                                                   ============     ===========

See Notes to Interim Condensed Consolidated Financial Statements.



                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)

                                                  Three Months Ended                    Nine Months Ended
                                                       March 31,                             March 31,
                                                 2000            1999                2000             1999
                                                 ----            ----                ----             ----
Revenues                                      $28,988,563     $22,563,283          $84,037,165     $56,356,724

Operating costs and expenses:
   Direct costs                                17,206,282      15,406,554           53,562,136      35,815,236
   Salaries and benefits                       10,706,564       6,510,024           27,568,924      18,359,995
   Selling, general and administrative          5,306,216       1,844,411           11,278,211       4,485,344
   Depreciation and amortization                1,531,251         498,754            3,776,335       1,405,062
   Compensation expense on option grants        2,706,028               -            2,998,252               -
   Severance costs                                753,225               -              753,225               -
                                                ---------       ---------            ---------       ---------
      Total operating costs and expenses       38,209,566      24,259,743           99,937,083      60,065,637

Loss from operations                           (9,221,003)     (1,696,460)         (15,899,918)     (3,708,913)

   Interest expense, net                         (207,565)        (99,407)            (796,826)       (169,690)

   Gain on sale of minority interest                    -          40,810               45,163          40,810

   Loss attributable to minority interest         850,000               -              850,000               -
                                                ---------       ---------            ---------       ---------
   Loss before income taxes                    (8,578,568)     (1,755,057)         (15,801,581)     (3,837,793)

   (Provision) benefit for income taxes           (93,182)         (1,410)            (154,951)         58,473
                                                ---------       ---------            ---------       ---------

      Net loss                                $(8,671,750)    $(1,756,467)        $(15,956,532)    $(3,779,320)
                                              ===========     ===========         ============     ===========
Net loss attributable to
  common stockholders                         $(8,671,750)    $(2,799,214)*       $(15,956,532)    $(5,399,217)*
                                              ===========     ===========         ============     ===========
Net loss per common share,
  basic and fully diluted                        $(0.31)        $(0.22)              $(0.63)          $(0.42)
                                                 =======        =======              =======          =======
Weighted average common
  shares outstanding                           27,778,475       12,765,852          25,451,810      12,914,756
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


See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (unaudited)
                                                        2000            1999
                                                        ----            ----
Operating activities:
   Net loss                                         $(15,956,532)   $(3,779,320)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation                                        764,940        444,879
     Amortization                                      3,011,395        960,183
     Accrued interest on convertible securities                -         27,310
     Provision for bad debts                              13,500        118,594
     Gain on sale of Metro Fulfillment                   (45,163)       (40,810)
     Loss attributable to minority interest             (850,000)             -
     Non cash interest expense                           284,103              -
     Compensation expense on option grants             2,998,252              -
     Settlement of litigation                            315,000              -
Changes in assets and liabilities, net of
 acquisitions and dispositions
     Accounts receivable                                (637,354)     2,659,333
     Inventory                                           620,223              -
     Other current assets                               (512,694)      (279,716)
     Other assets                                       (907,615)      (169,003)
     Trade accounts payable                           (2,811,554)      (765,387)
     Accrued expenses and other  liabilities          (3,025,224)      (557,874)
                                                      -----------    -----------
        Net cash used in operating activities        (16,738,723)    (1,381,811)
                                                      -----------    -----------

Investing activities:
   Purchase of property and equipment                 (1,675,793)      (388,834)
   Acquisition of Grizzard, net of cash acquired
    of $1,645,000                                    (46,160,754)             -
   Acquisition of Coolidge                              (240,501)             -
   Acquisition of SK&A, net of cash acquired
    of $290,946                                                -     (3,599,276)
   Disposition of MFI                                    556,984         24,206
   Deposit for future acquisition                              -     (1,045,000)
   Investment in Internet Companies                   (6,848,300)             -
                                                     ------------    -----------
        Net cash used in investing activities        (54,368,364)    (5,008,904)
                                                     ------------    -----------
Financing activities:
   Proceeds  from  exercises of stock options          2,029,406      1,216,348
   Net proceeds from  (repayments on)
    credit  facilities                                (6,225,168)     2,026,247
   Net proceeds from bank  financing                  22,760,586              -
   Net proceeds  from issuance of common stock        30,549,005              -
   Net proceeds  from  issuance of
    preferred  stock                                  29,478,858              -
   Net proceeds from subsidiary convertible
    preferred  stock                                  18,527,275              -
   Repayment of related party note payable            (5,000,000)             -
   Repayment of capital lease obligation                 (96,087)       (69,709)
   Repayments of notes payable other                           -       (117,540)
   Repayment of acquisition debt                        (233,333)      (408,334)
   Purchase of treasury stock                                  -     (1,258,241)
                                                        --------     -----------
        Net cash provided by financing activities     91,790,542      1,388,771
                                                      ----------     -----------

Net increase (decrease) in cash and
 cash equivalents                                     20,683,455     (5,001,944)

   Cash and cash equivalents at beginning of period    3,285,217      6,234,981
                                                      ----------     -----------
   Cash and cash equivalents at end of period        $23,968,672     $1,233,037
                                                     ===========     ===========

See Notes to Interim Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries (the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 1999 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. Certain reclassifications have been made in the fiscal 1999 financial statements to conform with the fiscal 2000 presentation.

2.  EARNINGS PER SHARE

Stock options and warrants in the amount of approximately 4,800,000 were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

3.  SHORT TERM BORROWINGS

At March 31, 2000, the Company was in violation of certain financial covenants with regard to its outstanding debt at certain subsidiaries. The Company has obtained a waiver of such violations.

4.  CONTINGENCIES AND LITIGATION

In June 1999, certain employees of Stephen Dunn & Associates ("SD&A"), a subsidiary of the Company, voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practices with the National Labor Relations Board ("NLRB") alleging that SD&A engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling SD&A to recognize and bargain with the ILWU. The Company intends to vigorously defend against these charges. An unfavorable finding will not have any direct financial impact on the Company.

In September 1999, an action was commenced against the Company in the Supreme Court of New York, Kings County alleging damages of $4.3 million in connection with the Company's alleged failure to deliver warrants due the plaintiff in June 1996. Although the Company denied all liability, the suit was settled in January 2000 in consideration for the issuance of warrants to acquire 18,000 shares of common stock of the Company at an exercise price of $1.00 per share. Accordingly, the Company recognized $315,000 of expense based on the fair market value of the warrants granted as determined by the Black-Scholes model. The expense is included in selling general and administrative expenses for the nine months ended March 31, 2000.

An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MSGI and current and former officers of MSGI. The complaint seeks compensatory and punitive damages in connection with the individual's employment at MFI. The Company believes that the allegations in the complaint are without merit and, the Company has asserted numerous defenses, including that the complaint fails to state a claim upon which relief can be granted. The Company intends to vigorously defend against the lawsuit. An estimate of the possible loss cannot be determined.

In addition to the above, certain other legal actions are pending to which the Company is a party. The Company does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows.


5.  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITITES

During the nine months ended March 31, 2000, the Company entered into capital lease obligations for approximately $290,000 for certain computer equipment.

During the quarter ended September 30, 1999, the Company sold its 15% minority interest in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.

In addition, there were certain non-cash transactions related to the acquisition and investment of CIA and Fusion Networks, Inc. See Footnote 6 for details.

During the quarter ended March 31, 1999, the Company recorded non-cash preferred dividends in the amount of $294,176 of which $239,082 was in connection with cumulative undeclared dividends and $55,094 was for periodic, non-cash accretions on preferred stock.


6.  INTERNET INVESTMENTS

In July 1999, the Company invested $1,555,000 to acquire approximately a 10% interest in Screenzone Media Network, LLC ("Screenzone"). Screenzone is an interactive broadcast gateway that was developed to advertise and promote movies, music, live events and other entertainment at shopping malls and over the Internet. The investment will be accounted for under the cost method of accounting.

In September 1999, the Company acquired approximately a 14% interest in Greatergood.com for $5,000,000. GreaterGood.com builds, co-markets and manages online shopping villages for not-for-profit organization web sites. The investment will be accounted for under the cost method of accounting.

In October 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $2.4 which consisted of $1.6 million in common stock of the Company and the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. As a result of the transaction, the Company recognized a gain of approximately $225,000 which was recorded through equity. The acquisition will be accounted for under the purchase method of accounting.

In October 1999, the Company acquired approximately a 10% interest in Mazescape.com for $200,000. Mazescape.com is an innovative internet technology company that delivers customized, automated recruiting software and services that improve the performance of corporate recruiters. The acquisition will be accounted for under the cost method of accounting.

In December 1999, the Company acquired approximately a 10% interest in Fusion Networks, Inc. for $27,506,400 in common stock The Company also has an additional option to acquire up to an additional 9% of Fusion Networks based on the same per share prices as the original investment Fusion Networks, Inc. operates the website www.Latinfusion.com. The web site is an interactive, multimedia, and entertainment Latin American based portal featuring television, music, and e-commerce capability. The investment will be accounted for under the cost method of accounting.


7     PRIVATE PLACEMENT OF COMMON STOCK

In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.5 million, net of approximately $2.3 million of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement will be used in connection with certain Internet investments, to repay certain short term debt and for working capital purposes. The shares were registered on October 29, 1999.


8.    RELATED PARTY TRANSACTION

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

9.    ACQUISITIONS

In March 2000, the Company acquired all of the outstanding capital stock of Grizzard Advertising, Inc. ("Grizzard"). Grizzard and its wholly owned subsidiary operate a vertically integrated network of marketing communications companies. Total cost of the acquisition was $103.8 million consisting of $47.8 million cash, a $5 million Letter of Credit ("LC") for certain hold back provisions, an aggregate of 2,545,799 shares of Common Stock of MSGI, par value $.01, and acquisition costs in the amount of $2.5 million. The shares were valued at $19.04 which was based on the market price for a reasonable period before the closing of the acquisition.

A portion of the purchase price was financed through a $58 million senior secured credit facility. The facility is comprised of a $13 million revolving line of credit, $40 million term loan and $5 million LC commitment. The credit facility expires March 31, 2005 and bears interest at a prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5% for prime and 2.5% to3.5% for LIBOR based on certain leverage ratios. The loans are guaranteed by the Company's non internet subsidiaries. The revolving line of credit is limited to the lesser of the maximum availability of $13 million or a percentage of eligible receivables. The facility is subject to certain financial and other covenants.

In connection with the senior secured credit facility the Company issued a warrant to purchase 298,541 shares of the Company's stock at an exercise price of $.01 per share. The term loan of $40 million was recorded at a discount of approximately $5.0 million to reflect an allocation of the proceeds to the estimated value of the warrant and is being amortized as interest expense using the "interest method" over the life of the term loan. Approximately $45,000 was recorded as interest expense for the three and nine months ended March 31, 2000.

The purchase price has been allocated on a preliminary basis to the book values of the assets and the remaining purchase price of $82,409,315 has been allocated to goodwill which is being amortized over 20 years. The Company is in the process of obtaining a purchase price allocation. Pro forma information relating to the acquisition will be filed in a subsequent Form 8-K. The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of this acquisition are included in the results of operations from the date of acquisition.

On March 31, 2000 , the Company acquired all of the outstanding common shares of The Coolidge company ("Coolidge"). The total cost of the acquisition was $1,1632,379, consisting of a cash purchase price of $207,946, a note payable of $538,715, 22,252 shares of common stock valued at $16.42 per share and transaction and other costs of $51,356.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the operating results of this acquisition are included in the results of operations from the date of acquisition.


10.     DISPOSITIONS

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

In September 1999, the Company sold the remaining 15% for a note receivable in the amount of $222,253. In connection with the disposition of the minority interest, the Company recognized a gain on sale of $45,163.


11.   CONVERTIBLE PREFERRED STOCK

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01, and warrants to acquire 1,471,074 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses.

The Preferred Stock is convertible at any time at $24.473 per share, subject to reset on August 18, 2000 if the market price of our Common Stock is lower and subject to certain anti-dilution adjustments. In no event can the reset price be lower than $12.24 per share. The warrants are exercisable for a period of two years at an exercise price of $28.551, subject to certain anti-dilution adjustments. The closing price of our common stock on the date of issuance was $23.625.

In March 2000, the Company completed a private placement of 3,120,001 shares of convertible preferred stock of its WiredEmpire subsidiary for proceeds of approximately $19 million, net of approximately $500,000 of placement fees and expenses.. The proceeds of the private placement will be used to fund the operations of the WiredEmpire Subsidiary.

12.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The provisions of this pronouncement will be implemented in the first quarter of fiscal 2001. The Company is in the process of determining the impact it will have on its financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, " Accounting for Derivatives and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. The pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not believe the adoption of this standard will have a material impact on the Company's financial condition, results of operations, or cash flows.


13.   INVENTORIES

Inventory consists of the following at March 31, 2000.

                  Work in-process               $7,433,000
                  Raw materials and supplies      $531,000
                                                ----------
                                                 7,964,000
                  Reserves                        (353,626)
                                                 ---------
                        Total                   $7,610,374
                                                ==========

Inventory is stated at the lower of cost (first-in, first-out method) or market.

Work in-process includes job related costs which have not yet been billed to the customer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine month periods ended March 31, 2000 and 1999. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

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

In October 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $2.4 which consisted of $1.6 million in common stock of the Company and the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. This business is now part of the Company's WiredEmpire subsidiary.

On March 22, 2000, the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. ("Grizzard"). The results of operations of Grizzard are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. Grizzard and its wholly owned subsidiary operate a vertically integrated network of marketing communications companies.

On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company ("Coolidge"). The results of operations of Coolidge are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition. Coolidge provides list management and brokerage services.


Results of Operations for the Three Months Ended March 31, 2000, Compared to the Three Months Ended March 31, 1999.

Revenues of approximately $29.0 million for the three months ended March 31, 2000 (the "current period") increased by $6.4 million or 28% over revenues of $22.6 million during the three months ended March 31, 1999 (the "prior period"). Approximately $5.8 million is attributable to an increase in direct marketing revenue primarily resulting from the acquisitions of CMG Direct and Grizzard. The remaining increase of approximately $.6 million resulted from an increase in Internet marketing revenue of 341% over the prior period.

Direct costs of approximately $17.2 million in the current period increased by $1.8 million or 12% over direct costs of $15.4 million in the prior period. The increase is primarily attributable to the acquisitions of CMG Direct and Grizzard.

Salaries and benefits of approximately $10.7 million in the current period increased by approximately $4.2 million or 65% over salaries and benefits of approximately $6.5 million in the prior period. Approximately $2.2 million is attributable to an increase in salaries and benefits for direct marketing operations due to the acquisitions of CMG Direct and Grizzard. Salaries and benefits from Internet marketing increased by approximately $2.0 million over the prior period due to the increased focus and build up of Internet operations.

Non-cash compensation of approximately $2.7 million in the current period represents charges associated with the vested portion of in-the-money stock options granted to employees.

Severance costs represent amounts paid and amounts accrued under certain severance agreements.

Selling, general and administrative expenses of approximately $5.3 million in the current period increased by approximately $3.5 million or 194% over comparable expenses of $1.8 million in the prior period. Approximately $1.0 million is attributable to an increase in expenses for direct marketing operations due to the acquisitions of CMG Direct and Grizzard. Selling, general and administrative expenses for the direct marketing operations increased by an additional $.7 million due to an increase in rent, utilities, telephone and consulting expenses associated with additional space to manage actual and anticipated growth. Selling, general and administrative expenses for Internet operations increased by approximately $1.8 million due to an increase in expenses associated with the Company's expansion of internet operations such as rent, utilities, telephone and advertising expenses. The Company intends to fund Internet operations with the proceeds raised in the private placement which was completed in March 2000.

Depreciation and amortization expense of approximately $1.5 million in the current period increased by approximately $1 million over expense of approximately $.5 million in the prior period. This is primarily attributable to an increase in expense resulting from the acquisitions of CMG Direct, CIA and Grizzard.

Net interest expense of approximately $208,000 in the current period increased by approximately $109,000 over net interest expense of approximately $99,000 in the prior period principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A , CMG Direct and Grizzard.


Results of Operations for the Nine Months Ended March 31, 2000,  Compared to the
--------------------------------------------------------------------------------
Nine Months Ended March 31, 1999.
---------------------------------

Revenues of approximately $84.0 million for the nine months ended March 31, 2000 (the "current period") increased by $27.6 million or 49% over revenues of $56.4 million during the nine months ended March 31, 1999 (the "prior period"). Approximately $26.3 million is attributable to an increase in direct marketing revenues resulting from the acquisitions of SK&A, CMG Direct and Grizzard. The remaining increase of approximately $1.3 million resulted from an increase in Internet marketing revenue of 210% over the prior period.

Direct costs of approximately $53.6 million in the current period increased by $17.8 million or 50% over direct costs of $35.8 million in the prior period. The increase is primarily attributable to the acquisitions of SK&A, CMG Direct and Grizzard.

Salaries and benefits of approximately $27.6 million in the current period increased by approximately $9.2 million or 50% over salaries and benefits of approximately $18.4 million in the prior period. Approximately $6.6 million is attributable to an increase in salaries and benefits for direct marketing operations due to the acquisitions of SK&A, CMG Direct and Grizzard. Salaries and benefits from Internet marketing increased by approximately $4.1 million over the prior period due to the increased focus and build up of Internet operations.

Non-cash compensation of approximately $3 million in the current period represents charges associated with the vested portion of in the money stock options granted to employees.

Severance costs represent amounts paid and amounts accrued under certain severance agreements.

Selling, general and administrative expenses of approximately $11.3 million in the current period increased by approximately $6.8 million or 151% over comparable expenses of $4.5 million in the prior period. Approximately $2.3 million is attributable to an increase in expenses for direct marketing operations due to the acquisitions of SK&A, CMG Direct and Grizzard. Selling, general and administrative expenses for the direct marketing operations increased by an additional $.4 million due to an increase in rent, utilities, telephone and consulting expenses associated with additional space to manage actual and anticipated growth. Selling, general and administrative expenses for Internet operations increased by approximately $3.1 million due to an increase in expenses associated with the Company's expansion of internet operations such as rent, utilities, telephone and advertising expenses.

Depreciation and amortization expense of approximately $3.8 million in the current period increased by approximately $2.4 million over expense of $1.4 million in the prior period. This is primarily attributable to an increase in depreciation and amortization expense resulting from the acquisitions of SK&A, CMG Direct, CIA and Grizzard.

Net interest expense of approximately $.8 million in the current period increased by approximately $.6 million over net interest expense of approximately $.2 million in the prior period principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A and CMG Direct.


Capital Resources and Liquidity
-------------------------------
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At March 31, 2000, the Company had cash and cash equivalents of $24.0 million and accounts receivable net of allowances of $45.2 million.

The Company generated losses from operations of $15.9 million in the current period. Cash used in operating activities was $16.8 million. Cash used by operating activities principally consists of the net loss, an increase in trade accounts receivable and a decrease in accrued expenses. The proceeds of the Company's private placement were used to pay certain accounts payable and accrued expenses. The Company intends to fund Internet operations with the proceeds raised in the private placement which was completed in March 2000.

In the current period, net cash of $54.4 million was used in investing activities consisting primarily of acquisitions and investments in internet companies. In the prior period, net cash used in investing activities of approximately $8.5 million consisted of purchases of property and equipment and acquisitions. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the current period, net cash of $91.8 million was provided by financing activities. Net cash provided by financing activities consists principally of $78.5 million net of fees and expenses for the private placement of common and preferred stock and $2.0 million for the exercise of stock options offset by repayments of lines of credit of $6.2 million and repayments on acquisition debt and other notes payable of $5.3 million.

At March 31, 2000, the Company had amounts outstanding of $6.1 million on its lines of credit. The Company had approximately $10.8 million available on its lines of credit as of March 31, 2000.

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

Item 1 - Legal Proceedings
--------------------------

An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MSGI and current and former officers of MSGI. The complaint seeks compensatory and punitive damages in connection with the individual's employment at MFI. The Company believes that the allegations in the complaint are without merit and, the Company has asserted numerous defenses, including that the complaint fails to state a claim upon which relief can be granted. The Company intends to vigorously defend against the lawsuit. An estimate of the possible loss cannot be determined.


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
On February 25, 2000 the Company held its annual meeting of stockholders to vote on election of directors, ratification of independent auditors and approval of an amendment to the Company's 1999 Employee Stock Option Plan. Of the 27,121,044 shares of the Company's common stock, par value $.01 per share, entitled to vote at the meeting, holders of 20,607,904 shares were present in person or were represented by proxy at the meeting.

The directors elected at the meeting and the results of the voting were as follows:

                           For               Withheld
General nominees:          ---               --------
J. Jeremy Barbera       20,431,658            176,246
Seymour Jones           20,430,693            177,211
Michael E. Pralle       20,431,858            176,046

The shares voted regarding the Board of Directors' proposal to select the accounting firm of PricewaterhouseCoopers LLP to serve as independent auditors of the Company were as follows:

                        For                20,431,014
                        Against               127,433
                        Abstain                49,457



The shares voted regarding the Board of Directors' proposal to increase the number of authorized shares of the Company's 1999 Employee Stock Option Plan from 1,000,000 to 3,000,000 were as follows:

                        For                 9,858,313
                        Against             1,419,153
                        Abstain                41,694
                        Broker non-votes    9,288,744




Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
a) Exhibits

   Exhibit #  Item                                    Notes
   ---------  ----                                    -----
   10         Credit Agreement                          A
   27         Financial Data Schedule                   A

Notes relating to Exhibits:
A  Filed herewith.

b) Reports on Form 8-K
            On or about January 10, 2000, the Company filed a current report on Form 8-K regarding the investment in Fusion Networks, Inc.

            On or about February 29, 2000, the Company filed a current report on Form 8-K regarding the issuance of Convertible Preferred Stock.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKETING SERVICES GROUP, INC.
                                    (Registrant)


Date:  May 15, 2000                By: /s/ J. Jeremy Barbera
                                       ---------------------
                                       J. Jeremy Barbera
                                       Chairman of the Board and
                                        Chief Executive Officer

Date:  May 15, 2000                By: /s/ Cindy H. Hill
                                       -----------------
                                       Cindy H. Hill
                                       Chief Accounting Officer