Form 10-K
period 2000-06-30
MARKETING SERVICES GROUP INC
filed 2000-10-13
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to_____________________
                         Commission file number 0-16730

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    X Yes   __ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 15, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $133,000,000.

As of September 15, 2000, there were 30,018,832 shares of the Registrant's common stock outstanding.

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

Item 1 - Business
-----------------

General
-------
Marketing   Services   Group,   Inc.  (the  "Company"  or  "MSGi")  through  its
subsidiaries, is a leading provider of vertically integrated marketing solutions. The Company provides seamless and cohesive traditional and interactive marketing programs to leading companies around the world, including American Express, Chase Manhattan, Columbia House, General Electric, Lincoln Center for the Performing Arts, Madison Square Garden, Salvation Army, Sierra Club, Verizon and Walt Disney.

The Company is a dominant player in the entertainment, publishing, fundraising and financial service sectors as well as other key vertical markets.

MSGi provides marketing solutions to approximately 5,000 clients worldwide with pro forma revenues for the fiscal year 2000 of approximately $195 million. The Company has over 1,000 employees with material offices in New York, Boston, Philadelphia, Atlanta, Houston, Los Angeles and San Francisco.

MSGi provides a wide range of services including strategic planning, creative, direct marketing, database marketing, database management, telemarketing, telefundraising, print production and mailing, media planning and buying, e-commerce applications, Web development and hosting, and online ad sales and consulting.


The Company's Strategy
----------------------
MSGi's strategy to enhance its position as a value-added premium provider of integrated marketing services is to:

o    Focus  on  our  integrated   marketing   services  business  which  include
     comprehensive   direct  marketing  services,   including  Internet  related
     services;

o Deepen market penetration in new industries and market segments as well as those currently served by the Company;

o Develop existing and create new proprietary databases, proprietary database software and database management applications; and

o Pursue strategic acquisitions, joint ventures and marketing alliances to expand the services offered and industries served.


Background
----------
The Company was originally incorporated in Nevada in 1919. The current business of MSGi, previously known as All-Comm Media Corporation and prior to that as Sports-Tech, Inc., began operations in 1995.

Through the years, the Company has acquired and formed direct marketing companies . The Company's acquisitions are summarized as follows:

Date            Name of Company Acquired          Service Performed
----            ------------------------          -----------------
May 1995        Stephen Dunn & Associates, Inc.   Telemarketing and
                                                  telefundraising,
                                                  specializing in the arts,
                                                  educational and other
                                                  institutional tax exempt
                                                  organizations.

October 1996     Metro Direct, Inc.               Develops and markets a
                                                  variety of database
                                                  marketing and direct
                                                  marketing products.

July 1997       Pegasus Internet, Inc.            Provides a full suite of
                                                  Internet services including
                                                  content development and
                                                  planning, marketing strategy,
                                                  on-line ticketing system
                                                  development, technical site
                                                  hosting, graphic design,
                                                  multimedia production and
                                                  electronic commerce.

December 1997   Media Marketplace, Inc.           Specializes in providing list
                Media Marketplace                 management, list brokerage
                Media Division, Inc.              and media planning and buying
                                                  services.

May 1998        Formed Metro Fulfillment, Inc.    Performed services such as
                                                  on-line commerce, real-time
                                                  database management inbound/
                                                  outbound customer service,
                                                  custom packaging, assembling,
                                                  product warehousing, shipping,
                                                  payment processing and retail
                                                  distribution.

January 1999    Stevens-Knox & Associates, Inc.   Specializes in providing list
                Stevens-Knox List Brokerage, Inc. management, list brokerage and Stevens-Knox International, Inc. database management services

March 1999      Sold 85% of Metro Fulfillment, Inc.

May 1999        CMG Direct Corporation            Specializes in database
                                                  services

September 1999  Sold remaining 15% of
                Metro Fulfillment, Inc.

March 2000      Grizzard Advertising, Inc.        Specializes in strategic
                                                  planning, creative services,
                                                  database management,
                                                  print-production, mailing and
                                                  Internet marketing

March 2000      The Coolidge Company              Specializes in list management
                                                  and list brokerage services


Developments During Fiscal 2000
-------------------------------

On October 1, 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $2.4 million which consisted of $1.6 million in common stock of the Company an interest in the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. Concurrently with this acquisition, the Company formed WiredEmpire, a licensor of email marketing tools. Effective with the acquisition, Cambridge Intelligence Agency and the Permission Plus asset was merged into WiredEmpire. In January 2000, the Company contributed its Pegasus subsidiary to WiredEmpire for additional shares of common stock.

In March 2000, the Company completed a private placement of 3,120,001 shares of Convertible Preferred Stock of its WiredEmpire subsidiary for proceeds of approximately $18.7 million, net of placement fees and expenses of $1.3 million. In connection with the discontinued operation of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. The redemption is expected to occur in the second quarter of fiscal year 2001.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire are approximately $35 million. These losses include approximately $20 million in losses from operations through the measurement date and approximately $15 million of loss on disposal which includes approximately $2 million in losses from operations from the measurement date through the estimated date of disposal. The liability of $18.7 million for the preferred shareholders is currently included in the net liability of discontinued operations and it is anticipated that this will be settled in MSGi stock. The Company has offered to redeem the preferred shares in exchange for MSGi common shares. The redemption is expected to occur in the second quarter of fiscal year 2001.

On March 22, 2000, the Company acquired Grizzard Advertising, Inc. for $104.0 million consisting of $47.8 million cash, $5 million for certain hold back provisions, and aggregate of 2,545,799 shares of common stock of MSGi valued at $19.04 per share and acquisition costs in the amount of $2.7 million. Grizzard Advertising, Inc. was founded in 1919 and is ranked the 6th largest Direct
Response Agency in the country (with internal production capabilities) in reported capitalized billings by the Direct Marketing Association ("DMA"). Grizzard's services include strategic planning, creative services, database management, print-production, mailing and Internet marketing. Grizzard's client base includes retail, consumer and business-to-business companies as well as many premier not-for-profit clients.

On March 31, 2000, the Company acquired The Coolidge Company for $1.6 million consisting of $.2 million cash, a $.5 million note payable, 22,251 shares of common stock valued at $16.42 a share and other costs of a nominal amount. Coolidge provides list management and brokerage services.

In December 1999, the Company acquired a 10% interest in Fusion Networks, Inc. for $27.5 million in common stock. Fusion Networks became a public entity in April 2000. At the time, such investment for Fusion Networks stock had a pro forma value in excess of $50 million. Fusion Networks, Inc. operates the website www.latinfusion.com. The website is an interactive, multimedia and entertainment Latin American based portal featuring television, music and e-commerce capabilities. In June 2000, the Company wrote its investment in Fusion Networks' down by approximately $20.3 million to the fair value as determined by the quoted market price. The charge was recorded through the statement of operations due to the fact that the Company believes the impairment in market value is other than temporary.

In July 1999, the Company invested $1.6 million to acquire a 10% interest in Screenzone Media Network, LLC ("Screenzone"). Screenzone is a new interactive broadcast gateway that was developed to advertise and promote movies, music, live events and other entertainment at shopping malls and over the Internet. In June 2000, the Company believed that the carrying value of its investment was impaired and wrote off its investment in Screenzone.

In October 1999, the Company acquired a 10% interest in Mazescape.com for $.2 million. Mazescape.com is an innovative Internet technology company that delivers customized, automated recruiting software and services that improve the performance of corporate recruiters. In June 2000, the Company believed that the carrying value of its investment was impaired and wrote off its investment.

In September 1999, the Company completed an investment of $5 million to acquire convertible preferred stock of GreaterGood.com. The Company owns approximately 11% of the outstanding shares of GreaterGood.com. GreaterGood.com builds, co-markets and manages online shopping villages for not-for-profit organization web sites. In June 2000, the Company believed that the carrying value of its investment was impaired and wrote off its investment in Greatergood.com.

As  detailed   above,   the  Company  has  taken  a  fourth  quarter  charge  of
approximately $27 million for unrealized losses on Internet investments made during the fiscal year based on all available information. The Company believes such losses are a result of significant changes in Wall Street valuations of Internet companies. The Company has suspended its Internet investment strategy and will focus all efforts on its core direct marketing operations.

The Company's shares are traded on the NASDAQ National Market under the symbol "MSGI". The Company's principal executive offices are located at 333 Seventh Avenue, 20th Floor, New York, NY 10001. Its telephone number is (917) 339-7100. Additional information is available on the Company's website: www.msginet.com.


Capital Stock and Financing Transactions
----------------------------------------

Private Placement of Common Stock:

In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.5 million, net of approximately $2.3 million of placement fees and expenses. The shares had certain registration rights which were fulfilled by the Company. The proceeds of the private placement were used in connection with certain Internet investments, to repay certain short-term debt and for working capital purposes.

Preferred Stock:

In February 2000, the Company completed a private placement of 30,000 shares of Series E Convertible Preferred Stock and Warrants for proceeds of approximately $29.5 million, net of placement fees and expenses. The shares are convertible at any time at $24.473, per share, subject to reset on August 18, 2000. On August 18, 2000, the conversion price was reset to $12.24 per share. The warrants are exercisable for a period of two years at an exercise price of $28.551. The proceeds were used to repay certain debt and for working capital purposes.

Debt:

In March 2000, the Company entered into a credit agreement (the "Credit Agreement") for $58 million senior secured facility in connection with the acquisition of Grizzard. The Credit Agreement is comprised of a $13 million revolving line of credit, $40 million term loan and $5 million standby letter of credit. The Credit Agreement expires on March 31, 2005 and bears interest at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. The loans are collaterialized by substantially all of the assets of the Company and are guaranteed by all of the Company's non-internet subsidiaries.


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

According to the most recently available information from the DMA, the industries' largest trade association, total U.S. direct marketing advertising expenditures was projected to reach $176.5 billion during 1999, a 7.2% increase over 1998. The 1999 direct marketing advertising expenditure figure is inclusive of all direct marketing through various mediums including direct mail, telephone marketing, newspaper, magazine, TV, radio and internet marketing. Direct marketing advertising expenditures were projected to represent 57.1% of all US advertising expenditures, estimated to be $308.9 billion, in 1999. Direct mail accounts for approximately 25% of total direct marketing expenditures nationwide.

Additionally, consumer direct marketing advertising expenditures via telephone marketing were projected to be $24.4 billion in 1999, growing to $31.2 billion in 2004. The compounded annual growth in this segment was estimated to be 6.4% from 1994 through 1999 and is projected to be 5.0% from 1999 through 2004.

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

Services
--------
The Company's operating businesses provide comprehensive database management, Internet marketing, custom telemarketing/telefundraising, print production, mailing capabilities, marketing communications and other direct marketing services. The principal advantages of customized services include: (i) the ability to expand and adapt a database to the client's changing business needs;
(ii) the ability to have services operate on a flexible basis consistent with the client's goals; and (iii) the integration with other direct marketing, Internet, database management and list processing functions, which are necessary to keep a given database current. Some services offered by the Company are described below.

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

Strategic Planning and Creative Services. The Company offers its clients end-to-end business solutions. The process begins with strategic planning and development. Through consultative approach, each client is taken step by step in campaign management, including positioning development, integration of communication strategies and creative services. Some of the capabilities include copy development, design and art production.

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

Response Analysis, Predictive Muclelling and Testing Services. Response analysis of direct mail respondents, including age, demographic and lifestyle attributes, to determine which particular attributes of the responding universe played a part in increasing the recipients' propensity to respond to the offer. This service is provided to improve direct marketing response rates.

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

Production and Mailing Services. Full range of complex / lasering, insertion and mailing services. The Company provides many of its commercial customers production and mailing services that are customized for each recipient, requiring highly sophisticated systems and capabilities. The Company is one of a limited number of companies capable of performing these services on a fully automated basis, resulting in high volume, accuracy, efficiency and customer service. Due to its highly automated facilities, the Company is also capable of producing and mailing up to 1 million pieces of mail over a single 24-hour period.

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

Custom          Telemarketing/Telefundraising          Services.          Custom
telemarketing/telefundraising services are designed according to the client's existing database and any other databases which may be purchased or rented on behalf of the client to create a direct marketing program or fundraising campaign to achieve specific objectives. After designing the program according to the marketing information derived from the database analysis, it is conceptualized in terms of the message content of the offer or solicitation, and an assessment is made of other supporting elements, such as the use of a direct mail letter campaign.

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

Client Base
-----------
The Company believes that its large and diversified client base is a primary asset which contributes to stability and the opportunity for growth in revenues. The Company has approximately 5,000 clients who utilize its various marketing services. These clients are comprised of leading commercial businesses and nonprofit institutions in the publishing, entertainment marketing, public broadcasting, education, retail, financial services (including credit card, home mortgage and home equity services), education, travel and leisure and healthcare industries. No single client accounted for more than 5% of total revenue in fiscal 2000.

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

Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the arts and entertainment, publishing, financial services and fundraising sectors. The Company's principal competitors include: Acxiom Corporation, Harte-Hanks Communications, Experian North America, Fair-Isaac, Epsilon and Abacus Direct, a DoubleClick subsidiary. The current market is highly competitive and the Company anticipates that new competitors will continue to enter the market.

Facilities
----------
The Company leases all of its real property, except for certain properties in Atlanta and Houston which are owned. Facilities for its headquarters are in New York City; it's sales and service offices are located in New York City; Newtown, Pennsylvania, Berkeley and Los Angeles, California; Wilmington and Burlington, Massachusetts; Atlanta, Georgia; Houston, Texas; and London; its data centers are located in New York City, Houston and Boston; its telemarketing calling center in Berkeley and production facility in Houston. The Company's administrative office for its telemarketing/telefundraising operations in Los Angeles is located in office space leased from the former owner of the telemarketing business, which lease the Company believes is on terms no less favorable than those that would be available from independent third parties. The Company believes that all of its facilities are in good condition and are adequate for its current needs through fiscal 2001. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data centers in New York City, Houston and Boston, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 2001. Nevertheless, the Company intends to expand its technological resources, including computer systems, software, telemarketing equipment and technical support. Any such expansion may require the leasing of additional operating office space.

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

With the exception of regulations applicable to business generally, with respect to the Company's Internet products and services, the Company is not currently subject to direct regulation by any government agency. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws may be adopted with respect to the Internet in the future, covering such issues as: user privacy; pricing of goods and services offered; and types of products and service offered..

If the government adopts any additional laws or regulations covering use of the Internet, such actions could decrease the growth of the Internet. Any such reduction in the growth of the Internet may reduce demand for the Company's goods and services and raise the cost to the Company of producing such goods and services. Finally, the sales of services may be reduced and the costs to produce such services may be increased if existing U.S state and federal laws and foreign laws governing issues such as commerce, taxation, property ownership, defamation and personal privacy are increasingly applied to the Internet.

Employees
---------
At June 30, 2000, the Company employed approximately 2,780 persons, of whom 1,100 were employed on a full-time basis. None of the Company's employees are covered by collective bargaining agreements and the Company believes that its relations with its employees are good.

Item 2 - Properties
-------------------

The Company and certain subsidiaries own land and buildings in Houston and Atlanta. In addition, the Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 13 of Notes to Consolidated Financial Statements.

         Location                       Square Feet
         --------                       -----------
         New York, New York                40,900
         Atlanta, Georgia                  30,500
         Burlington, Massachusetts         21,000
         Wilmington, Massachusetts         20,000
         Los Angeles, California           17,100
         Newtown, Pennsylvania             10,270
         Houston, Texas                     6,130
         Berkeley, California               6,600
         Venice, California                 5,500
         Altamonte Springs, Florida         2,400
         Stamford, Connecticut              1,000
         Lincoln, Nebraska                    910
         Patterson, New York                  250
         Toronto, Canada                      860
         London, England                      460


Item 3 - Legal Proceedings
--------------------------
In June 1999, certain employees of MSGi Direct, Inc.'s telemarketing subsidiary voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair practices with the National Labor Relations Board ("NLRB") alleging that MSGi Direct, Inc.'s telemarketing subsidiary engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief against these charges. An unfavorable finding will not have any direct financial impact on the Company.

In September 1999, an action was commenced against the Company in the Supreme Court of New York, Kings County alleging damages of $4.3 million in connection with the Company's alleged failure to deliver warrants due the plaintiff in June 1996. Although the Company denied all liability, the suit was settled in January 2000 in consideration for the issuance of warrants to acquire 18,000 shares of common stock of the Company at an exercise price of $1.00 per share. Accordingly, the Company recognized $315,000 of expense based on the fair market value of the warrants granted as determined by the Black-Scholes model. The expense is included in selling general and administrative expenses for the year ended June 30, 2000.

An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MSGI and current and former officers of MSGI. The complaint seeks compensatory and punitive damages in connection with the individual's employment at MFI. The Company believes that the allegations in the complaint are without merit and, the Company has asserted numerous defenses, including that the complaint fails to state a claim upon which relief can be granted. The Company intends to vigorously defend against the lawsuit. An estimate of the possible loss cannot be determined at this time.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The common stock of the Company trades on the NASDAQ National Market under the symbol "MSGi". The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASD:
                                          Common Stock
                                          ------------
                              Low Sales Price       High Sales Price
                              ---------------       ----------------
           Fiscal 2000
             Fourth Quarter       $4.06                 $15.00
             Third Quarter        15.06                  28.75
             Second Quarter       11.00                  21.13
             First Quarter        11.19                  29.50


           Fiscal 1999
             Fourth Quarter      $15.93                 $51.25
             Third Quarter         3.25                  14.50
             Second Quarter        2.18                   3.87
             First Quarter         2.03                   3.87



As of June 30, 2000, there were approximately 800 registered holders of record of the Company's common stock. (This number does not include approximately
16,000 investors whose accounts are maintained by securities firms in "street name".) The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.



Item 6 - Selected Financial Data
--------------------------------
The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2000 have been derived from the Company's audited consolidated financial statements. Amounts are in thousands, except per share data.


                                                         Historical
                           ----------------------------------------------------------------
                                                    Years ended June 30,
                           ----------------------------------------------------------------
                                                        In thousands
                             1996        1997(1)       1998(2)       1999(3)       2000(4)
                           --------     --------      ---------     ---------     ---------
OPERATING DATA:
Revenue                    $15,889       $24,145       $51,174       $82,242       $128,607
Amortization and
depreciation                  $501          $970        $1,486        $2,282         $6,028

Loss from operations         $(460)      $(3,574)(5)     $(580)      $(7,072)      $(11,292)

Loss from
 continuing operations     $(1,094)      $(5,377)        $(780)      $(7,646)      $(41,130)(11)

Loss from
 discontinued operations         -             -             -             -        (34,543)(12)

Net loss                   $(1,094)      $(5,377)(6)     $(780)      $(7,646)(8)   $(75,673)

Net loss attributable
 to common
 shareholders              $(1,094)     $(20,199)      $(4,724)(7)  $(20,181)(9)   $(75,673)

Loss per common share:
   From continuing
      operations            $(0.36)       $(2.85)       $(0.37)       $(1.39)        $(1.55)
   From discontinued
      operations                 -             -             -             -         $(1.30)
                           -------       -------      --------      --------        --------
                            $(0.36)       $(2.85)       $(0.37)       $(1.39)        $(2.85)
Weighted average
  common shares
  oustanding                 3,068         7,089        12,892        14,552         26,582

OTHER DATA:
EBITDA (10)                    $41            $4          $906       $(4,346)       $(5,159)
Net cash used in
  operating activities       $(884)      $(2,664)      $(1,886)         $(45)      $(11,357)
Net cash provided by
(used in) investing
  activities:                $(572)         $578       $(7,281)     $(18,939)      $(60,116)
Net cash provided by
  financing activities      $1,631        $3,622       $12,474       $16,035       $ 78,904
Net cash used in
  discontinued operations        -             -             -             -          $(812)


                                                        Historical
                           ----------------------------------------------------------------
                                                    Years ended June 30,
                           ----------------------------------------------------------------
                             1996        1997(1)       1998(2)       1999(3)       2000(4)
                           --------     --------      ---------     ---------     ---------
BALANCE SHEET DATA:

Cash                        $1,393        $2,929        $6,235        $3,285         $9,904
Working capital (deficit)   $1,651          $189        $5,013       $(9,647)          $430
Total intangible assets     $7,851       $16,127       $24,771       $56,978       $154,016
Net assets of
 discontinued operatons          -             -             -        $5,516              -
Total assets               $13,301       $25,391       $49,781       $97,627        245,184
Total long term debt,
 net of current portion     $1,517        $3,205          $204        $5,937        $36,157
Net liabilities of
discontinued operations          -             -             -             -        $18,347
Convertible preferred
 stock                      $1,306             -       $14,367             -         29,417
Total stockholders'
 equity                     $6,945       $13,686       $17,325       $48,928         98,021


(1)Effective October 1, 1996, the Company acquired all of the outstanding common shares of Metro Services Group, Inc., renamed Metro Direct, Inc. The results of operations for Metro Direct are included in the consolidated statements of operations beginning October 1, 1996.

(2)Effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. The results of operations for Pegasus are included in the consolidated statements of operations beginning July 1, 1997. Effective December 1, 1997, the Company acquired all of the outstanding common shares of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. The results of operations for Media Marketplace are included in the consolidated statements of operations beginning December 1, 1997. In May 1998, MSGi formed Metro Fulfillment, Inc., a new operating subsidiary..

(3)Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox List Brokerage, Inc., Stevens-Knox List Management, Inc. and Stevens-Knox International, Inc. (collectively, "SKA"). The results of operations for SK&A are included in the consolidated statements of operations beginning January 1, 1999. Effective March 1, 1999 the Company sold 85% of its subsidiary Metro Fulfillment. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. On May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct, Inc. The results of operations for CMGD Direct, Inc. are included in the consolidated statements of operations beginning May 14, 1999.

(4)On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company. On March 22, 2000 the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. Effective October 1, 1999, the Company acquired 87% of the outstanding common shares of The Cambridge Intelligence Agency. The results of operations are included in the consolidated statements of operations from the date of the respective acquisition.

(5)Loss from operations includes compensation expense on option grants of $1,650 which were granted at exercise prices below market value and approximately $958 for restructuring costs.

(6)Net loss includes a charge for approximately $113 for discounts on warrant exercises and approximately $1,180 for the costs associated with a withdrawn public offering.

(7)Net loss attributable to common shareholders includes the impact of dividends on preferred stock for a non-cash beneficial conversion feature of $3,214.

(8)Loss from continuing operations and net loss include a one-time severance charge of $1,125 and a compensation expense on option grants of $444 which were granted at exercise prices below market value.

(9)Net loss attributable to common shareholders includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11,366 for exercises of stock options and warrants; (b) $949 in cumulative undeclared preferred stock dividends; and (c) $220 of periodic non-cash accretions of preferred stock.

(10)EBITDA is defined as earnings from continuing operations before interest, income tax, depreciation, amortization and other non-cash items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of MSGi's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense. MSGi's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(11)Loss from continuing operations includes a charge for approximately $27,216 for write-downs of certain Internet Investments.

(12)On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire are approximately $35 million and are reported as discontinued operations.

Item 7 - Management's Discussion and Analysis
---------------------------------------------

Overview
--------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve month period ended June 30, 2000. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-K.

To facilitate an analysis of MSGi operating results, certain significant events should be considered.

On October 1, 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $2.4 million which consisted of $1.6 million in common stock of the Company and an interest in the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. Concurrently with this acquisition, the Company formed WiredEmpire, a licensor of email marketing tools. Effective with the acquisition, Cambridge Intelligence Agency and the Permission Plus asset was merged into WiredEmpire.

In March 2000, the Company completed a private placement of 3,120,001 shares of Convertible Preferred Stock of its WiredEmpire subsidiary for proceeds of approximately $18.7 million, net of placement fees and expenses of $1.3 million. In connection with the discontinued operation of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. The redemption is expected to occur in the second quarter of fiscal year 2001.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire are approximately $35 million. These losses for WiredEmpire include approximately $20 million in losses from operations through the measurement date and approximately $15 million of loss on disposal which includes approximately $2 million in losses from operations from the measurement date through the estimated date of disposal.

Pursuant to Accounting Principles Board Opinion ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occuring Events and
Transactions," the consolidated financial statements of MSGi have been reclassified to reflect the discontinued operations of WiredEmpire. Accordingly, revenues, costs and expenses, and cash flows of WiredEmpire have been excluded from the respective captions in the Consolidated Statement of Operations and Consolidated Cash Flows of MSGi. The net operating results of WiredEmpire have been reported as "Loss from Discontinued Operations", and the net cash flows of WiredEmpire have been reported as "Net Cash (Used In) Provided By Discontinued Operations". The assets and liabilities of WiredEmpire have been excluded from the respective captions in the Consolidated Balance Sheets of MSGi and have been reported as "Net Assets/Liabilities of Discontinued Operations".

In May 1998, the Company formed Metro Fulfillment, Inc. ("MFI"), a subsidiary providing online commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution Effective March 1, 1999, the Company sold 85% of the common stock of MFI. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. In September 1999, the Company sold the remaining 15% interest. The sale resulted in an immaterial gain.

Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox & Associates, Inc., Stevens-Knox List Brokerage, Inc., and Stevens-Knox International, Inc. The results of operations are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition.

Effective May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct Corporation. The results of operations of are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition.

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

The Company's business tends to be seasonal. Certain marketing services have higher revenues and profits occurring in the second fiscal quarter, followed by the first fiscal quarter based on the seasonality of its clients' mail dates to coordinate with the Thanksgiving and Holiday season. Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the spring time and continue during the summer months.

Results of Operations Fiscal 2000 Compared to Fiscal 1999.
----------------------------------------------------------
Revenues of approximately $128.6 million for the year ended June 30, 2000 ("Current Period") increased by $46.5 million or 56% over revenues of $82.2 million during the year ended June 30, 1999 (the "Prior Period"). Of the increase, approximately $49.7 million is attributable to acquisitions completed in the current period and including a full year of operations of acquisitions completed in the Prior Period. This increase in revenues was partially offset by the divestiture of MFI representing a $1.5 million revenue reduction in the Current Period. Revenue, not including the effects of acquisitions and divestitures, decreased $1.7 million mainly due to the reduction in brokerage revenue due to lower campaign activity.

Direct costs of approximately $77.9 million for the Current Period increased by $25.4 million or 48% over direct costs of $52.5 million during the Prior Period. Of the increase, approximately $28.8 million is attributable to acquisitions in the Current Period and a full year of operations for acquisitions completed during the Prior Period. The increase cost was partially offset by the divestiture of MFI representing a $.5 million direct cost reduction in the Current Period. Direct costs, not including the effects of acquisitions or divestitures, decreased $2.9 million due to the reduction in revenue as well as a change in the mix of services sold to more profitable lines of business. Direct costs as a percentage of revenue decreased from 64% in the Prior Period to 61% in the Current Period, reflecting the change in the mix of services sold.

Salaries and benefits of approximately $42.7 million in the Current Period increased by $14.9 million or 54% over salaries and benefits of approximately $27.8 million in the Prior Period. Of the increase, approximately $16.7 million is attributable to acquisitions in the Current Period and a full year of operations for acquisitions completed during the Prior Period. Salaries and benefits associated with the divestiture of MFI resulted in a reduction of $1.8 million in the Current Period. Salaries and benefits excluding acquisitions increased by approximately $1.1 million due to normal wage increases of 7%, as well as an increase in head count to manage current and anticipated growth, offset by $1.1 million reduction of severance and compensation expense on option grants the Current Period. There are no further amounts to be paid in connection with the termination of these employment contracts.

Selling, general and administrative expenses of approximately $13.3 million in the Current Period increased by approximately $6.5 million or 96% over comparable expenses of $6.8 million in the Prior Period. Of the increase, approximately $4.1 million is attributable to acquisitions in the Current Period and a full year of operations for acquisitions completed during the Prior
Period. Selling, general and administrative expenses associated with the divestiture of MFI resulted in a reduction of $.4 million in the Current Period. Selling, general and administrative expenses excluding acquisitions increased by approximately $2.8 million principally due to increased professional fees associated with an unsuccessful attempt by third parties to unionize the calling center, increases in rent, professional fees (principally legal and accounting), travel and entertainment and reporting fees associated with the increase in merger and acquisition activity and becoming a larger company.

Depreciation and amortization expense of approximately $6.0 million in the Current Period increased by approximately $3.7 million over expense of $2.3 million in the Prior Period. Of the increase, approximately $2.5 million is attributable to acquisitions in the Current Period and including a full year of operations for acquisitions completed during the Prior Period. Depreciation and amortization expenses associated with the divestiture of MFI resulted in a reduction of $.1 million in the Current Period.

The Company has taken a fourth quarter charge of approximately $27 million for unrealized losses on Internet investments made during the fiscal year based on all available information. The Company believes such losses are a result of significant changes in Wall Street valuations of Internet stocks. The Company has suspended its Internet investment strategy and will focus all efforts on the profitability of its core direct marketing operations.

Net interest expense of approximately $2.5 million in the Current Period increased by approximately $1.9 million over net interest expense of approximately $.6 million in the Prior Period. Such expenses increased principally due to interest expense on outstanding borrowings relating to the Grizzard acquisition.

The net provision for income taxes of approximately $265,000 in the Current Period increased by approximately $208,000 over the provision of approximately $57,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries.

As a result of the above, loss from continuing operations of $41.1 million in the Current Period increased $33.5 million over comparable net loss of $7.6 in the Prior Period.

Net loss attributable to common shareholders in the Prior Period includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11,366,022 for exercises of stock options and warrants; (b) $949,365 in cumulative undeclared preferred stock dividends; and (c) $219,943 of periodic non-cash accretions on preferred stock.

Results of Operations Fiscal 1999 Compared to Fiscal 1998.
----------------------------------------------------------
Revenues of approximately $82.2 million for the year ended June 30, 1999 (the "Fiscal 1999") increased by $31.0 million or 61% over revenues of $51.2 million during the year ended June 30, 1998 (the "Fiscal 1998"). Of the increase, approximately $27.8 million is attributable acquisitions completed during Fiscal 1999 and including a full year of operations for acquisitions completed Fiscal 1998. Revenues, not including the effects of acquisitions and telemarketing and telefundraising revenue, increased by $3.4 million or 10% over the Fiscal 1998. These increases were partially offset by a decrease in telemarketing and telefundraising revenues of approximately $1.3 million or 8%. In addition, fulfillment revenue for Fiscal 1999 increased by approximately $1.1 million due to inclusion of eight months of operations in the Fiscal 1999 as compared to a month and a half in the Fiscal 1998. The decrease in telemarketing and telefundraising primarily resulted from a loss of revenue due to an unsuccessful attempt by third parties to unionize the calling center. New management has been put in place at the start of the 1999 fiscal year and have refocused its priorities.

Direct costs of approximately $52.5 million in Fiscal 1999 increased by $25.7 million or 96% over direct costs of $26.8 million in Fiscal 1998. Of the increase, approximately $24.4 million is attributable to acquisitions for a full year of operations for acquisitions completed during Fiscal 1998. Direct costs for direct and internet marketing not including the effects of acquisitions increased by $.9 million or 4% which is due to the increase in revenue. The remaining increase is primarily due to fulfillment direct costs of approximately $.4 million which is consistent with the growth in revenue. The Company's direct costs consist principally of commissions paid to use marketing lists. Direct costs as a percentage of revenue increased from 52% in Fiscal 1998 to 64% in Fiscal 1999. The increase in the direct costs as a percentage of revenue results from the mix in services sold. Most of the acquisitions made in the past two years resulted in a substantial increase to the list management and list brokerage services. These services have a high direct cost percentage. As MSGi acquires new companies and internet revenues become a higher percentage of overall revenue, management expects the direct cost percentage of revenue to begin to decrease.

Salaries and benefits of approximately $27.8 million in Fiscal 1999 increased by $8.5 million or 44% over salaries and benefits of approximately $19.3 million in Fiscal 1998. Of the increase, approximately $3.5 million is attributable to acquisitions completed during Fiscal 1999 and including a full year of operation for acquisitions completed during Fiscal 1998. Salaries and benefits excluding acquisitions increased by approximately $1.8 million due to increase in head count to manage current and anticipated future growth of 10% and $1.6 million in severance costs in connection with the termination of two employment contracts and compensation expense on option grants. Salaries and benefits relating to fulfillment increased by approximately $1.4 million due to inclusion of eight months of operations in Fiscal 1999 as compared to a month and a half in Fiscal 1998. Salaries and benefits associated with corporate overhead increased approximately $.2 million in the Fiscal 1999 principally due to an increase in head count to manage current and anticipated future growth.

Selling, general and administrative expenses of approximately $6.8 million in Fiscal 1999 increased by approximately $2.5 million or 62% over comparable expenses of $4.2 million in Fiscal 1998. Of the increase, approximately $1.4 million is attributable to acquisitions completed during Fiscal 1999 and including a full year of operations for acquisitions completed during Fiscal 1998. Selling, general and administrative expenses excluding acquisitions increased by approximately $.3 million principally due to increased professional fees associated with an unsuccessful attempt by third parties to unionize the calling center and increased rent expense due to expansion of certain office space. Selling general and administrative expenses relating to fulfillment increased by approximately $.4 million due to inclusion of eight months of operations in Fiscal 1999 as compared to a month and a half in Fiscal 1998. The remaining increase is primarily due to an increase in corporate expenses of approximately $.4 million due to merger and acquisition activity.

Depreciation and amortization expense of approximately $2.2 million in Fiscal 1999 increased by approximately $.7 million over expense of $1.5 million in Fiscal 1998. Of the increase, approximately $.6 million is attributable to acquisitions completed during Fiscal 1999 and including a full year of operations for acquisitions completed during Fiscal 1998.

Net interest expense of approximately $516,000 in Fiscal 1999 increased by approximately $330,000 over net interest expense of approximately $186,000 in Fiscal 1998. Such expenses increased principally due to accrued interest on outstanding borrowings relating to the acquisitions of SK&A and CMGD. In addition, interest income from cash invested decreased due to cash used for stock buyback and to fund the fulfillment operations.

The net provision for income taxes of approximately $57,000 in Fiscal 1999 increased by approximately $42,000 over the provision of approximately $15,000 in Fiscal 1998. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level which cannot be offset by losses incurred at the parent company level or other operating subsidiaries.

As a result of the above, loss from continuing operations of $7.6 million in Fiscal 1999 increased $6.8 million over comparable net loss of $.8 in Fiscal 1998.

Net loss attributable to common shareholders in Fiscal 1999 includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11,366,022 for exercises of stock options and warrants; (b) $949,365 in cumulative undeclared preferred stock dividends; and (c) $219,943 of periodic non-cash accretions of preferred stock.

Net loss attributable to common shareholders in Fiscal 1998 includes the impact of dividends on preferred stock for (a) a non-cash, beneficial conversion feature of $3,214,400 (b) adjustment of the conversion ratio of $152,512 for exercises of stock options and warrants and issuances of common stock; (c) $464,816 in cumulative undeclared preferred stock dividends; and (c) $112,274 of periodic non-cash accretions on preferred stock.


Capital Resources and Liquidity
-------------------------------
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At June 30, 2000, the Company had cash and cash equivalents of $9.9 million and accounts receivable net of allowances of $42.2 million.

The Company incurred losses from continuing operations of $41.1 million in the Current Period. Cash used in operating activities from continuing operations was approximately $11.4 million. Net cash used in operating activities principally resulted from the loss from continuing operations, an increase in inventory balances and a decrease in accrued expenses and other liabilities offset by unrealized loss on investments and loss from discontinued operations. In the Prior Period, the Company incurred losses from continuing operations of $7.6 million. Cash used in operating activities was approximately $45,000. Net cash used in operating activities principally resulted from the net loss offset by the decreases in accounts receivable and the increase in accrued expenses and other liabilities.

In the Current Period, net cash of $60.1 million was used in investing activities consisting of: $50.2 million for the acquisitions of CIA, Grizzard and Coolidge, $1.9 million for the purchases of property and equipment, $1.6 million for purchases of intangible assets and $6.9 million for purchases of Internet investments. In the Prior Period, net cash used in investing activities of $18.9 million consisted of $17.7 million for the acquisitions of SK&A and CMG Direct, $.9 million for a contingent payment for the acquisition of SD&A, $.5 million for the purchases of property and equipment .

In the Current Period, net cash of $78.9 million was provided by financing activities. Net cash provided by financing activities consisted primarily of $30.5 million in proceeds from the issuance of common stock, $29.4 million in proceeds from the issuance of convertible preferred stock, and $23.0 million in net proceeds from bank financing.

In the Prior Period, net cash of $16.0 million was provided by financing activities. Net cash provided by financing activities consisted of $10.0 million proceeds from a promissory note issued in connection with the CMG Direct acquisition, $5.5 million in proceeds from the exercise of stock options and warrants, $2.8 million in net proceeds from lines of credit offset by $1.3 million used for the purchase of treasury stock and $.8 million for repayments on debt, other notes payable and capital leases.

At June 30, 2000, the Company had amounts outstanding of $9.7 million on its lines of credit. As of June 30, 2000 the Company was in violation of certain covenants at certain of its subsidiaries. The Company has obtained a waiver of such violations. The Company had approximately $4.2 million of additional availability on its lines of credit as of June 30, 2000.

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

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 1,471,074 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses. The preferred stock provides for liquidation preference under certain circumstances and accordingly has been classified in the mezzanine section of the balance sheet. The preferred stock has no dividend requirements.

The Series E Preferred Stock is convertible at any time at $24.473 per share, subject to reset on August 18, 2000 if the market price of our Common Stock is lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $12.24 per share, the market price on that date. The warrants are exercisable for a period of two years at an exercise price of $28.551, subject to certain anti-dilution adjustments.

In March 2000, the Company entered into a credit agreement (the "Credit Agreement") with a $58,000,000 senior secured facility. The Credit Agreement is comprised of a $13 million revolving line of credit, $40 million term loan and $5 million standby letter of credit. The Credit Agreement expires on March 31, 2005 and bears interest at prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. The term loan is payable in quarterly installments through March 2005. The loans are collaterialized by substantially all of the assets of the Company and are guaranteed by all of the Company's non-internet subsidiaries. The revolving line of credit is classified under short term borrowings (See Note 9). As of June 30, 2000, the interest rates were 11.5% for borrowings under the prime rate and 10.4% for borrowings under LIBOR.

In connection with the Credit Agreement, the Company issued a warrant to purchase 298,541 shares of the Company's common stock at an exercise price of $.01 per share. The $40 million term loan was recorded at a discount of approximately $5 million to reflect an allocation of the proceeds to the estimated value of the warrant and is being amortized as interest expense over the life of the loan using the interest method of accounting. Approximately $453,000 was recorded as interest expense for the year ended June 30, 2000. Under the terms of the Credit Agreement, the Company is required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others.

The Company believes that funds on hand, funds available from its operations and its unused lines of credit, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments.

In connection with the discontinued operations of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. The redemption is expected to occur in the second quarter of fiscal year 2001. The liability of $18.8 million for the preferred shareholders is currently included in the net liability of discontinued operations and it is anticipated that this will be settled in MSGi stock. The Company believes that the cash on hand at WiredEmpire will be sufficient to satisfy the remaining obligations to be incurred as a result of the decision to discontinue operations.

Summary of Recent Accounting Pronouncements
-------------------------------------------
In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12,2000. The Company believes that it is in compliance with this guidance.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the financial statements. The staff provided guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB101B, "Second Amendment: Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB 101 will have on it's financial statements and will adopt SAB 101 in fiscal 2001.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is not expected to have any impact on the Company as it current does not engage in derivative or hedging activities.



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

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial  statements - see "Index to Financial  Statements"  on page 29.
   (2) Financial statement schedules - see "Index to Financial Statements" on page 29.
   (3)  Exhibits:
        2.1    Stock Purchase Agreement between Marketing Services Group, Inc.
               and Ralph Stevens (n)
        2.2    Stock Purchase Agreement between Marketing Services Group, Inc.
               and CMGI, Inc. (o)
        2.3    Agreement and Plan of Merger By and Among  Marketing  Services
               Group,  Inc., GCG Merger Corp., and Grizzard Advertising, Inc.(p)
        3.1    Amended and Restated Articles of Incorporation (b)3.2 Certificate
               of Amendment to the Amended and Restated Articles of
               Incorporation of the Company (b)
        3.3    Certificate  of Amendment to the  Articles of  Incorporation  for
               change of name to All-Comm Media Corporation (e)
        3.4    By-Laws (b)
        3.5    Certificate  of  Amendment  of  Articles  of  Incorporation   for
               increase in number of authorized shares to 36,300,000 total (h)
        3.6    Certificate of Amendment of Articles of  Incorporation  for
               change of name to Marketing Services Group, Inc. (k)
        3.7    Certificate  of  Amendment  of  Articles  of  Incorporation   for
               increase in number of authorized shares to 75,150,000 total (q)
        3.8    The Amended Certificate of Designation, Preferences and Relative,
               Participating  and Optional and Other Special Rights of Preferred
               Stock and  Qualifications,  Limitations and Restrictions  Thereof
               for the Series D Convertible Preferred Stock (l)
        3.9    Certificate of Designation,  Preferences,  and Rights of Series E
               Convertible Preferred Stock of Marketing Services Group, Inc. (t)
        3.10   Certificate  of Amendment to  Certificate of  Designation,
               Preferences,  and Rights of Series E Convertible  Preferred Stock
               of Marketing  Services Group, Inc. (u)
        10.1   1991 Stock Option Plan (c)
        10.2   Agreement and Plan of Merger  between  All-Comm Media Corporation and Metro Services Group, Inc. (i)
        10.3   Security  Agreement  between Milberg Factors,  Inc. and Metro
               Services Group, Inc. (j)
        10.4   Security  Agreement  between  Milberg  Factors, Inc. and Stephen
               Dunn  & Associates, Inc. (k)
        10.5   Agreement  and Plan of Merger  between  Marketing Services Group,
               Inc. and Pegasus Internet, Inc. (k)
        10.6   J. Jeremy Barbera Employment Agreement (a)
        10.7   Rudy Howard Employment Agreement (a)
        10.8   Stephen Killeen Employment Agreement (a)
        10.9   Mike Dzvonik Employment Agreement (a)
        10.10  Robert M. Budlow Employment Agreement (i)
        10.11  Form of Private Placement Agreement (j)
        10.12  Fourth Memorandum of Understanding (q)
        10.13  Stock Purchase  Agreement among Marketing  Services Group,  Inc.,
               Stephen M. Reustle and Thomas R. Kellogg (m)
        10.14  Purchase  agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)
        10.15  Stockholders  Agreement by and among the Company,  GE Capital and certain  existing  stockholders  of  the  Company,  dated  as  of
               December 24, 1997 (l)
        10.16  Registration  Rights  Agreement  by and among the  Company and GE
               Capital, dated as of December 24, 1997 (l)
        10.17  Warrant,  dated as of December  24, 1997,  to purchase  shares of
               Common Stock of the Company (l)
        10.18  Form of Employment Agreement by and among Marketing Services
               Group, Inc. and Ralph Stevens (n)
        10.19  Form of Employment  Agreement by and among Marketing  Services
               Group,  Inc. and Edward Mullen (a)
        10.20  First  Amendment  to Preferred  Stock  Purchase  Agreement
               Between  General  Electric Capital Corporation and Marketing
               Services Group, Inc. (r)
        10.21  Promissory note (r)
        10.22  Warrant Agreement (r)
        10.23  Second Amendment (s)
        10.24  Warrant  Agreement  between  Marketing  Services  Group, Inc. and
               Marshall  Capital Management, Inc. (t)
        10.25  Warrant  Agreement  between  Marketing  Services  Group,  Inc.
               and RCG  International Investors, LDC. (t)
        10.26  Registration Rights Agreement by and Among The Company,  RCG
               International  Investors, LDC and Marshall Capital Management,
               Inc. (t)
        10.27  Securities Purchase Agreement by and Among The Company,  RCG
               International  Investors, LDC and Marshall Capital Management,
               Inc. (t)
        10.28  Credit Agreement Among Grizzard Communications, Inc. and
               Paribas (v)
        21     List of Company's subsidiaries (a)
        23     Consent of PricewaterhouseCoopers, LLP (a)
        27     Financial Data Schedule (a)

   (a)  Incorporated herein
   (b) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192
   (c) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839
   (d) Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
   (e) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995
   (f) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996
   (g) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996
   (h) Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996
   (i) Incorporated by reference to the Company'sReport on Form 8-K dated October 11, 1996
   (j) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997
   (k) Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997
   (l) Incorporated by reference to the Company's Report on Form 8-K dated January 13, 1998
   (m) Incorporated by reference to the Company's Report on Form 8-K dated March 16,1998
   (n) Incorporated by reference to the Company's Report on Form 8-K dated February 1, 1999
   (o) Incorporated by reference to the Company's Report on Form 8-K dated March 24, 1999
   (p) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-85233.
   (q) Incorporated by reference to the Company's Report on Form 10-KSB dated June 30, 1998.
   (r) Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1999.
   (s) Incorporated by reference to the Company's Report on Form 8-K dated August 30, 1999.
   (t) Incorporated by reference to the Company's Report on Form 8-K dated February 29, 2000.
   (u) Incorporated by reference to the Company's Report on Form 8-K/A dated March 23, 2000.
   (v) Incorporated by reference to the Company's Report on Form 10-Q dated May 16, 2000.


(b) Reports on Form 8-K. During the fourth quarter 2000, Form 8-K dated April 6, 2000 was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements and Exhibits). On June 5, 2000 Form 8-K/A was filed pursuant to Item 2 (Acquisition or Disposition of Assets) and
     Item 7 (Financial Statements and Exhibits).

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

                                   MARKETING SERVICES GROUP, INC.
                                   ------------------------------
                                   (Registrant)


                                   By:/s/ J. Jeremy Barbera
                                      ---------------------
                                      J. Jeremy Barbera
                                      Chairman of the Board and
                                       Chief Executive Officer
Date:  October 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                           Date
---------                           -----                           ----

/s/ J. Jeremy Barbera        Chairman of the Board and         October 13, 2000
---------------------         Chief Executive Officer
J. Jeremy Barbera             (Principal Executive Officer)


/s/ Stephen Killeen          President and Director            October 13, 2000
-------------------
Stephen Killeen


/s/ Michael Dzvonik          Chief Operating Officer           October 13, 2000
-------------------
Michael Dzvonik


/s/ Rudy Howard              Chief Financial Officer           October 13, 2000
---------------              (Principal Financial Officer)
Rudy Howard


/s/ Cindy H. Hill            Chief Accounting Officer          October 13, 2000
-----------------            (Principal Accounting Officer)
Cindy H. Hill


/s/ Alan I. Annex            Director and Secretary            October 13, 2000
-----------------
Alan I. Annex


/s/ S. James Coppersmith     Director                          October 13, 2000
------------------------
S. James Coppersmith


/s/ John T. Gerlach          Director                          October 13, 2000
---------------------
John T. Gerlach


/s/ Seymour Jones            Director                          October 13, 2000
Seymour Jones


/s/ C. Anthony Wainwright    Director                          October 13, 2000
-------------------------
C. Anthony Wainwright

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]



       (1) FINANCIAL STATEMENTS:                                     Page
           ---------------------                                     ----
           Report of Independent Accountants                          30

           Consolidated Balance Sheets as of June 30, 2000 and
              June 30, 1999                                           31

           Consolidated Statements of Operations
              Years Ended June 30, 2000, 1999, and 1998               32

           Consolidated Statement of Stockholders' Equity
              Years Ended June 30, 2000, 1999, and 1998              33-35

           Consolidated Statements of Cash Flows
              Years Ended June 30, 2000, 1999, and 1998               36

           Notes to Consolidated Financial Statements                37-55


       (2) FINANCIAL STATEMENT SCHEDULES:

           Schedule II - Valuation and Qualifying Accounts            56


          Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Marketing Services Group, Inc.:



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Marketing Services Group, Inc. and Subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                                /s/ PRICEWATERHOUSECOOPERS LLP


October 12, 2000




                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND 1999



ASSETS                                                        2000                1999
------                                                        ----                ----
Current assets:
   Cash and cash equivalents                            $  9,903,799         $  3,285,217
   Accounts receivable, billed, net of
    allowance for doubtful accounts of
    $2,287,857 and $551,043, respectively                 38,324,777           23,527,798
   Accounts receivable, unbilled                           3,834,057            3,862,907
   Inventories                                             4,574,046                    -
   Note receivable- current portion                          173,359              685,873
   Other current assets                                    4,428,673            1,168,653
                                                           ---------          -----------
     Total current assets                                 61,238,711           32,530,448

Investments                                                7,445,500                    -
Property and equipment, net                               18,690,478            1,504,826
Intangible assets, net                                   154,016,073           56,977,949
Note receivable                                              652,010              474,127
Other assets                                               3,141,343              623,599
Net assets of discontinued operations                              -            5,516,000
                                                            --------            ---------

     Total assets                                       $245,184,115          $97,626,949
                                                         ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Short - term borrowing                                  9,745,053           $5,316,775
   Accounts payable-trade                                 30,098,401           23,214,278
   Related party payable                                   5,000,000                    -
   Accrued expenses and other current liabilities          9,531,728            8,151,764
   Current portion of note payable-related party                   -            4,871,750
   Current portion of capital lease obligations              234,032               52,099
   Current portion of long term obligations                6,199,820              570,653
                                                           ---------          -----------
   Total current liabilities                              60,809,034           42,177,319

Capital lease obligations, net of current portion            543,517               67,407
Long-term obligations, net of current portion             35,613,194              997,890
Note payable- related party, net of current portion                -            4,871,750
Other liabilities                                          2,433,450              584,954
Net liabilities of discontinued operations                18,346,721                    -
                                                          ----------           ----------
     Total liabilities                                   117,745,916           48,699,320
                                                         -----------           ----------
Convertible preferred stock - $.01 par value;
 150,000 shares authorized; 30,000 shares of
 Series E issued and outstanding                          29,417,279                    -

Commitments and contingencies (Note 13)

Stockholders' equity:
   Common  stock  -  $.01  par  value;
    75,000,000  authorized;  30,442,488  and
    22,513,772  shares  issued  as of
    June  30,  2000  and  1999,  respectively               304,425               225,138
   Additional paid-in capital                           194,712,085            70,812,973
   Accumulated deficit                                  (95,601,880)          (19,928,677)
   Deferred compensation                                          -              (788,095)
   Less:  423,894 shares of common stock in
    treasury, at cost                                    (1,393,710)           (1,393,710)

     Total stockholders' equity                           98,020,920           48,927,629
                                                          ----------         ------------
     Total liabilities and stockholders' equity         $245,184,115          $97,626,949
                                                         ===========          ===========

The accompanying notes are an integral part of the Consolidated Financial Statements.



                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                2000             1999            1998
                                                ----             ----            ----
Revenues                                    $128,606,882      $82,241,894     $51,174,063
                                            ------------      -----------     -----------
Operating costs and expenses:
   Direct costs                              77,906,758       52,510,154       26,771,611
   Salaries and benefits                     42,657,063       27,757,246       19,255,348
   Selling, general and administrative       13,307,682        6,764,488        4,240,805
   Depreciation and amortization              6,027,871        2,282,251        1,486,106
                                              ---------        ---------       ----------
     Total operating costs and expenses     139,899,374       89,314,139       51,753,870
                                            -----------       ----------       ----------
     Loss from operations                   (11,292,492)      (7,072,245)        (579,807)
                                            -----------       ----------       ----------

   Unrealized loss on investments           (27,216,200)               -                -
   Interest expense and other, net           (2,355,848)        (516,099)        (185,967)
                                             -----------        --------         ---------
Loss from continuing operations
     before income taxes                    (40,864,540)      (7,588,344)        (765,774)

   Provision for income taxes                   265,683           57,259           14,704
                                                -------           ------           ------
   Loss from continuing operations          (41,130,223)      (7,645,603)        (780,478)

   Discontinued operations (Note 18):
    Loss from discontinued operations       (19,488,943)               -                -
    Loss from disposal of discontinued
     operations                             (15,054,037)               -                -
                                             ----------         --------          -------
                                            (34,542,980)               -                -
                                             ----------         --------          -------

   Net loss                                $(75,673,203)     $(7,645,603)       $(780,478)
                                           =============     ============       ==========
Net loss attributable to
 common stockholders (Note 15)             $(75,673,203)    $(20,180,933)     $(4,724,480)
                                           =============    =============     ============
Net loss per common share:
   Continuing operations                      $(1.55)          $(1.39)           $(0.37)
   Discontinued operations                    $(1.30)               -                 -
                                              -------           -----              ----
Net loss per common share,
   basic and diluted                          $(2.85)          $(1.39)           $(0.37)
                                              =======          =======           =======
Weighted average common shares
  outstanding                                26,582,218      14,552,444        12,892,323
                                             ==========      ==========        ==========



The accompanying notes are an integral part of the Consolidated Financial Statements.


                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998




                                         Common Stock           Additional                        Treasury Stock
                                         ------------            Paid-in        Accumulated       --------------
                                      Shares       Amount        Capital          Deficit       Shares      Amount        Totals
                                    ------------------------------------------------------------------------------------------------
Balance July 1, 1997                11,438,564    $114,386     $25,209,493     $(11,502,596)   (11,800)   $(135,469)    $13,685,814


Shares issued upon exercise
  of options                             4,135          41           8,229                                                    8,270
Issuance of warrants to
  consultants                                                       19,500                                                   19,500
Issuance of restricted shares for
  SD&A earn-out                        139,178       1,392         423,608                                                  425,000
Issuance of common stock for
  acquisition of Pegasus Internet      600,000       6,000       1,794,000                                                1,800,000
Conversion of $1.7 million of
  convertible debt to common stock,
  net of discount and stock
  issuance costs                       694,411       6,944       1,629,228                                                1,636,172
Sale of Series D Preferred Stock,
  net of stock issuance costs                                    3,474,982                                                3,474,982
Dividend for non-cash, non-recurring
  beneficial conversion feature                                 (3,214,400)                                              (3,214,400)
Issuance of common stock
  for acquisition of
  Media Marketplace, Inc.              222,222       2,222         997,778                                                1,000,000
Adjustment to conversion ratio
  for redeemable convertible
  preferred stock                                                 (152,512)                                                (152,512)
Cumulative undeclared dividends for
  redeemable convertible
  preferred stock                                                 (464,816)                                                (464,816)
Accretion of redeemable convertible
  preferred stock                                                 (112,274)                                                (112,274)
Net  and comprehensive loss                                                        (780,478)                               (780,478)
                                    ------------------------------------------------------------------------------------------------
Balance June 30,1998                13,098,510     130,985      29,612,816      (12,283,074)   (11,800)    (135,469)     17,325,258


                                         Common Stock       Additional                                 Treasury Stock
                                         ------------        Paid-in      Deferred    Accumulated      --------------
                                      Shares     Amount      Capital    Compensation    Deficit       Shares    Amount      Totals
                                    ------------------------------------------------------------------------------------------------
Balance July 1,1998                 13,098,510   130,985    29,612,816           -   (12,283,074)  (11,800)    (135,469)  17,325,258

Purchase of common stock held
  in treasury                                                                                     (412,094)  (1,258,241) (1,258,241)
Shares issued upon exercise of
  stock options                      1,590,101    15,901     4,352,241                                                    4,368,142
Shares issued upon exercise
  of warrants                          439,455     4,395     1,087,085                                                    1,091,480
Conversion of $558,765 of
  convertible debt and interest
  to common stock                      224,000     2,240       556,525                                                      558,765
Issuance of common stock for
  acquisition of CMG Direct
  Corporation                        2,321,084    23,211    19,311,411                                                   19,334,622
Warrants issued in connection
  with debt                                                    342,000                                                      342,000
Adjustment to conversion ratio
  for redeemable
  convertible preferred stock                              (11,366,022)                                                 (11,366,022)
Cumulative undeclared dividends
  for redeemable convertible
  preferred stock                                             (949,365)                                                    (949,365)
Accretion of redeemable convertible
  preferred stock                                             (219,943)                                                    (219,943)
Conversion of Series D
  Preferred Stock                    4,840,622    48,406     26,854,225                                                  26,902,631
Issuance of below market
  stock options                                               1,232,000  (1,232,000)                                              -
Recognition of stock based
  compensation expense                                                      443,905                                         443,905
Net and comprehensive loss                                                            (7,645,603)                        (7,645,603)
                                    ------------------------------------------------------------------------------------------------
Balance June 30,1999                22,513,772  $225,138    $70,812,973  $(788,095) $(19,928,677) (423,894) $(1,393,710) $48,927,629



The accompanying notes are an integral part of the Consolidated Financial Statements.


                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998



                                         Common Stock       Additional                                 Treasury Stock
                                         ------------        Paid-in      Deferred    Accumulated      --------------
                                      Shares     Amount      Capital    Compensation    Deficit       Shares    Amount      Totals
                                    ------------------------------------------------------------------------------------------------
Balance July 1, 1999               22,513,772   $225,138   $70,812,973  $(788,095)  $(19,928,677) (423,894)$(1,393,710) $48,927,629

Shares issued upon exercise of
  stock options                       475,282      4,753     1,948,467                                                    1,953,220
Shares issued upon exercise
  of warrants                         129,218      1,292       385,695                                                      386,987
Issuance of common stock for
  Acquisition of Grizzard
  Communications, Inc.              2,545,799     25,458    48,446,555                                                   48,472,013
Issuance of common stock for
  acquisition of
  The Coolidge Company                 22,251        222       365,139                                                      365,361
Issuance of common stock for
  acquisition of Cambridge
  Intelligence Agency, Inc.           121,469      1,215     1,556,477                                                    1,557,692
Issuance of common stock for
  Investment in Latin Fusion, Inc.  1,500,000     15,000    27,491,400                                                   27,506,400
Shares issued in connection with
  Private placement of common
  stock, net of stock
  issuance costs                    3,130,586     31,306    30,500,523                                                   30,531,829
Issuance of shares for
  executive bonus                       4,111         41        64,959                                                       65,000
Purchase of warrants by Directors                                2,500                                                        2,500
Warrants issued in connection with
  the settlement of a lawsuit                                  315,000                                                      315,000
Discount on debt incurred in
  connection with bank financing                             5,023,500                                                    5,023,500
Recognition of stock based
  Compensation expense                                       7,798,897    788,095                                         8,586,992

Net and comprehensive loss                                                           (75,673,203)                       (75,673,203)
                                   -------------------------------------------------------------------------------------------------
Balance June 30, 2000              30,442,488   $304,425  $194,712,085    $     -   $(95,601,880) (423,894)$(1,393,710) $98,020,920
                                   =================================================================================================

The accompanying notes are an integral part of the Consolidated Financial Statements.



                    MARKETING SERVICES GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                            2000            1999             1998
                                                            ----            ----             ----
                                                                                          >
OPERATING ACTIVITIES:
   Net loss                                            $(75,673,203)    $(7,645,603)      $(780,478)
   Add: Loss from discontinued operations                34,542,980               -               -
                                                         ----------       ---------         -------
   Loss from continuing operations                      (41,130,223)     (7,645,603)       (780,478)
   Adjustments to reconcile net loss to net cash
    used in  operating activities:
     Gain on sale of minority interest                      (45,163)        (16,604)              -
     Depreciation                                         1,826,792         673,154         412,212
     Amortization                                         4,210,487       1,609,097       1,073,894
     Unrealized loss on investments                      27,216,200               -               -
     Compensation expense on option and stock grants        105,800         443,905               -
     Accretion on note payable and redeemable stock               -          85,500          37,555
     Warrant Issuances to consultants and creditors               -               -          19,500
     Amortization of debt issuance costs                    830,185               -               -
     Loss on disposal of assets                              87,813               -               -
     Settlement of litigation                               315,000               -               -
     Bad debt expense                                       427,578         162,715          70,170
   Changes in assets and liabilities net of
    effects from acquisitions:
     Accounts receivable                                    990,092       1,211,918        (487,516)
     Inventory                                           (2,701,359)              -               -
     Other current assets                                 1,231,867          29,716        (398,413)
     Other assets                                          (614,971)       (341,006)       (362,671)
     Trade accounts payable                                 299,605        (482,908)     (1,240,126)
     Accrued expenses and other liabilities              (4,406,582)      4,224,861        (230,616)
                                                         ----------       ---------       ---------
     Net cash used in operating activities              (11,356,879)        (45,255)     (1,886,489)

INVESTING ACTIVITIES:
   Acquisitions in fiscal year 2000, net
    of cash acquired of $580,468                        (50,187,882)              -               -
   Acquisitions in fiscal year 1999, net
    of cash acquired of $290,946                                  -     (17,665,884)              -
   Acquisitions in fiscal year 1998, net
    of cash acquired of $384,361                                  -               -      (5,968,864)
   Earn-out relating to acquisition of SD&A                       -        (850,000)       (425,000)
   Purchases of capitalized software                     (1,612,776)              -               -
   Purchases of property and equipment                   (1,942,312)       (523,437)       (287,529)
   Proceeds from sale of MFI                                556,984         100,000               -
   Purchase of note receivable                                    -               -        (600,000)
   Investment in internet companies                      (6,930,300)              -               -
                                                         ----------      ----------       ---------
   Net cash used in investing activities:               (60,116,286)    (18,939,321)     (7,281,393)

FINANCING ACTIVITIES:
   Proceeds  from  issuance of common stock              30,531,829               -               -
   Proceeds  from sale of Series E convertible
     preferred stock                                     29,417,279               -               -
   Proceeds from sale of Series D convertible
     preferred  stock                                             -               -      13,898,280
   Net proceeds from  (repayments on)
     credit  facilities                                    (571,722)      2,794,467         860,598
   Net proceeds  from bank financing                     22,965,716               -               -
   Proceeds from  exercise  of  stock
    options  and warrants                                 2,342,706       5,459,624           8,271
   Proceeds from related party note payable                       -      10,000,000               -
   Payments on promissory notes                                   -        (134,385)              -
   Repayment of note payable                                      -        (117,540)       (330,095)
   Principal payments under capital lease obligation        (58,176)       (125,779)        (96,537)
   Repayment of related party notes payable              (5,000,000)              -               -
   Purchase of treasury stock                                     -      (1,258,241)              -
   Repayments of long term debt                            (723,578)       (583,334)     (1,866,666)
                                                         ----------      ----------      ----------
   Net cash provided by financing activities:            78,904,054      16,034,812      12,473,851

Net cash used in discontinued operations                   (812,307)              -               -
                                                            -------       ---------       ---------

Net increase (decrease) in cash and cash equivalents      6,618,582      (2,949,764)      3,305,969
   Cash and cash equivalents at beginning of year         3,285,217       6,234,981       2,929,012

Cash and cash equivalents at end of year                 $9,903,799      $3,285,217      $6,234,981
                                                         ==========      ==========      ==========


The accompanying notes are an integral part of the Consolidated Financial Statements

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. COMPANY OVERVIEW AND PRINCIPLES OF CONSOLIDATION:

Marketing Services Group, Inc. ("MSGi" or the "Company") provides direct and database marketing, telemarketing and telefundraising, marketing communications, media planning and buying, online consulting and commerce, and Web design services. Substantially all of the Company's business activity is conducted with customers located within the United States and Canada.

The consolidated financial statements include the accounts of MSGi and its wholly-owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries acquired during the year are recorded from the date of the respective acquisition. As more fully discussed in Note 18, WiredEmpire is presented as a discontinued operation.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Inventory:

Inventory is stated at the lower of cost (specific identification method) or market. Work in process includes job related costs which have not yet been billed to the customer.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

      Buildings .............................20 years
      Furniture and fixtures.................2 to 7 years
      Computer equipment and software........3 to 5 years

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

Intangible Assets:

Intangible assets consist of covenants not to compete, capitalized software, customer base, list databases, assembled work force, present value of favorable leases and the remaining excess purchase price paid over identified intangible and tangible net assets of acquired companies. Intangible assets are amortized under the straight-line method over the period of expected benefit of 3 to 40 years.

The development costs of new software applications, which will be utilized in customer service, are capitalized, and once completed are amortized over three to five years.

Long-Lived Assets:

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of such comparison.

Investments:

The Company makes investments for the promotion of business and strategic purposes. Management determines the appropriate classification of its investments in marketable securities at the time of purchase and evaluates such investments at each balance sheet date.

The Company's marketable security investments are classified as available-for-sale as of the balance sheet date and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized, unless the unrealized loss is deemed to be other than temporary whereby the loss is recognized in the statement of operations.

Non-marketable security investments are recorded at the lower of cost or market. Unrealized losses that are other than temporary are recognized in the statement of operations.

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

Revenues derived from telemarketing and telefundraising are recognized when pledged cash is received for on-site campaigns and when services are provided for off-site campaigns. Revenues and costs derived from Website development are deferred until services are completed and recognized using a straight line method over the remaining life of the contract.

Revenues derived from marketing communications are recognized when the campaign is mailed.

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

Liquidity:

The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with public and private equity offerings, and external financing through debt issuance. However, management believes that the Company's current cash resources and credit facility together with expected revenue growth and planned cost reductions will be sufficient to fund the Company's operations for the next twelve months. Failure to generate sufficient revenue or achieve planned cost reductions could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

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

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period. Stock options and warrants with exercise prices below average market price in the amount of 7,166,563, 3,354,238, and 1,138,264 shares for the years ended June 30, 2000, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

The year ended June 30, 1999 includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio for $11,366,022 for exercises of stock options and warrants; (b) $949,365 in cumulative undeclared preferred stock dividends; and (c) $219,943 of periodic non-cash accretions of preferred stock.

The year ended June 30, 1998 includes the impact of dividends on preferred stock for (a) a non-cash, non-recurring beneficial conversion feature of $3,214,400;
(b) $152,512 from adjustment of the conversion ratio for certain issuances of common stock and exercises of stock options; (c) $464,816 in cumulative undeclared dividends; and (d) $112,274 of periodic non-cash accretions on preferred stock.

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

The Company has elected the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Pro forma operating results had the Company prepared its financial statements in accordance with the fair-value-based method of accounting under SFAS 123 have been included in Note 15.

Comprehensive Income:

The Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") during the current fiscal year. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income in any period presented.

Summary of Recent Accounting Pronouncements:

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. The Company believes that it is in compliance with this guidance.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the financial statements. The staff provided guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB101B, "Second Amendment: Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB 101 will have on it's financial statements and will adopt SAB 101 in fiscal 2001.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is not expected to have any impact on the Company as it current does not engage in derivative or hedging activities.

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's lines of credit and long term debt approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2000, 1999 and 1998.


Reclassifications:

Certain   reclassifications  have  been  made  to  the  prior  years'  financial statements to conform with the current year's presentation.


3.   ACQUISITIONS

Grizzard Communications Group, Inc:

On March 22, 2000, the Company acquired all of the outstanding capital stock of Grizzard Advertising, Inc. and its subsidiaries, ("Grizzard"). Grizzard operates a vertically integrated network of marketing communications companies. Total cost of the acquisition was $104.0 million consisting of $47.8 million cash, a $5 million Letter of Credit for certain hold back provisions, an aggregate of 2,545,799 shares of common stock of MSGi, valued at $19.04 per share and acquisition costs in the amount of $2.7 million. A portion of the cash purchase price was financed through a $58 million senior secured credit facility. See
Note 12. The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as follows:

     Working deficit               $(9,902,262)
     Property and equipment         16,631,724
     Intangible assets              97,302,953
                                    ----------
                                  $104,032,415
                                  ============

Coolidge:

On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company ("Coolidge"). The total cost of the acquisition was $1,632,379, consisting of $207,946 of cash and a $538,715 note payable, 22,251 shares of common stock valued at $16.42 per share and transaction and other costs of $51,356.

     Working capital               $295,843
     Property and equipment          19,095
     Intangible assets            1,317,441
                                  ---------
                                 $1,632,379
                                 ==========

CMG Direct Corporation:

On May 13, 1999, MSGi acquired all of the outstanding capital stock of CMG Direct Corporation, a wholly-owned subsidiary of CMGI, Inc. Total cost of the acquisition was $33,029,237 which included $13,464,857 in cash, net of a purchase price adjustment of $371,992 received in fiscal 2000, an aggregate of 2,321,084 shares of common stock of MSGi valued at $19,334,621 and acquisition costs of $229,759. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed, based on their estimated fair value, as follows:

              Working capital                       $39,274
              Property and equipment                433,063
              Intangible assets                  32,556,900
                                                 ----------
                                                $33,029,237
                                                ===========

CMG Direct provides database services to the direct marketing and internet industries. PermissionPlus, a Web application developed by CMGD Direct that enables companies to automate Web site customer acquisition and increase customer lifetime value, was included in discontinued operations (see Note 18).

Stevens-Knox & Associates:

Effective January 1, 1999, MSGi acquired all of the issued and outstanding capital stock (the "Shares") of Stevens-Knox and Associates, Inc., Stevens-Knox List Brokerage, Inc. and Stevens-Knox International, Inc. (collectively "SK&A"). The total cost of the acquisition was $3,890,222, consisting of $3,254,417 cash purchase price , assumption and payment of notes and loans payable of $385,445 and transaction and other costs of $250,360. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values, as follows:

                  Working deficit          $(1,647,833)
                  Property and equipment        78,115
                  Other assets                  63,725
                  Other liabilities         (1,302,194)
                  Intangible assets          6,698,409
                                            ----------
                                            $3,890,222
                                            ==========

The agreement includes a contingent payment of up to $1,000,000 a year for each of the next three fiscal years, adjustable forward to apply to the next fiscal year if no contingent payment is due for one such year. The payments are contingent upon (a) SK&A meeting targeted earnings before interest and taxes and
(b) certain targeted billings of MSGi subsidiaries and affiliates, as defined. No amounts have been earned under the agreement. SK&A provides list management, brokerage and database management services.

These  acquisitions  have  been  accounted  for  using  the  purchase  method of accounting.  Accordingly,  the  operating  results  of  these  acquisitions  are included in the results of operations from the date of acquisition. The following summary pro forma information presents the consolidated results of operations of MSGi as if, Grizzard, Coolidge, CMG Direct, and SKA, after including the impact of certain adjustments, such as amortization of intangibles, adjustments in salaries and increased interest on acquisition debt, had been acquired as of the beginning of fiscal year 1999. The summary also includes the conversion of the redeemable preferred stock (see Note 14) as if the conversion occurred prior to July 1, 1998.

                                                  Supplemental
                                              Pro forma information
                                           For the year ended June 30,
                                                    Unaudited

                                               2000             1999
                                               ----             ----
            Revenues                       $195,181,000     $195,128,000
            Loss from continuing
              operations                   $(39,602,000)    $(11,051,000)
            Net Loss per common share
              Continuing operations,
              Basic and diluted               $(1.39)          $(.54)
                                              =======          ======

The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.


4.     DISPOSITION OF SUBSIDIARY

In May 1998, the Company formed Metro Fulfillment, Inc, ("MFI"), an operating subsidiary providing on-line commerce, real-time database management, inbound/outbound customer service, custom packaging, assembling, product warehousing, shipping, payment processing and retail distribution.

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


5.     INTERNET INVESTMENTS

In July 1999, the Company invested $1.6 million to acquire a 10% interest in Screenzone Media Network, LLC ("Screenzone"). Screenzone is a new interactive broadcast gateway that was developed to advertise and promote movies, music, live events and other entertainment at shopping malls and over the Internet. In June 2000, the Company believed that the carrying value of its investment was impaired and wrote off its investment in Screenzone.

In  October  1999,  the  Company  acquired   approximately  a  10%  interest  in
Mazescape.com for $.2 million. Mazescape.com is an innovative Internet technology company that delivers customized, automated recruiting software and services that improve the performance of corporate recruiters. In June 2000, the Company believed that the carrying value of its investment was impaired and wrote off its investment.

In September 1999, the Company completed an investment of $5 million to acquire convertible preferred stock of GreaterGood.com. The Company owns approximately 11% of the outstanding shares of GreaterGood.com. GreaterGood.com builds, co-markets and manages online shopping villages for not-for-profit organization web sites. In June 2000, the Company believed that the carrying value of its investment was impaired and wrote off its investment in Greatergood.com.

In December 1999, the Company acquired a 10% interest in Fusion Networks, Inc. for $27.5 million in common stock. Fusion Networks became a public entity in April 2000. Fusion Networks, Inc. operates the website www.latinfusion.com. The website is an interactive, multimedia and entertainment Latin American based portal featuring television, music and e-commerce capabilities. In June 2000, the Company wrote its investment in Fusion Networks down by approximately $20.3 million to the fair value as determined by the quoted market price. The charge was recorded through the statement of operations due to the fact that the Company believes the impairment in market value is other than temporary.

As  detailed   above,   the  Company  has  taken  a  fourth  quarter  charge  of
approximately $27 million for unrealized losses on Internet investments made during the fiscal year based on all available information. The Company believes such losses are a result of significant changes in Wall Street valuations of Internet stocks. The Company has suspended its Internet investment strategy and will focus all efforts on the profitability of its core direct marketing operations.


6. PROPERTY, PLANT AND EQUIPMENT:

Property,  plant  and  equipment  at June  30,  2000  and  1999  consist  of the following:
                                                  2000              1999
                                                  ----              ----
     Land, building and improvements           $7,355,082        $       -
     Office furniture and equipment            11,466,068        2,048,252
     Assets under capital leases                1,066,194          342,590
     Leasehold improvements                     1,797,587          355,502
     Construction in progress                           -           84,492
                                                ---------       ----------
                                               21,684,931        2,830,836
     Less accumulated depreciation and
       Amortization                            (2,994,453)      (1,326,010)
                                                ---------        ---------
                                              $18,690,478      $ 1,504,826
                                              ===========      ===========

Assets under capital leases as of June 30, 2000 and 1999, consist primarily of computer and related equipment. Accumulated amortization for such assets amounted to $602,900 and $260,399 as of June 30, 2000 and 1999, respectively.


7.    INTANGIBLE ASSETS:

Intangible assets at June 30, 2000 and 1999, consist of the following:

                                    Lives                2000           1999
                                    -----                ----           ----
Covenants not to compete            5 years          1,650,000      $ 1,650,000
Capitalized software                3-7 years        9,197,974          350,000
Customer base                       15-20 years     25,578,125        3,361,573
List databases                      3-10 years         966,748          966,748
Assembled workforce                 5 years          3,337,953          472,184
Present value of favorable lease    53 months        1,187,982          347,920
Goodwill                            10-40 years    120,124,615       53,655,970
                                                    ----------       ----------
                                                   162,043,397       60,804,395
Less accumulated amortization                       (8,027,324)      (3,826,446)
                                                    -----------      -----------
                                                  $154,016,073      $56,977,949

The increase in intangible assets during 2000 was due to the identified intangible assets and costs in excess of net assets acquired in Grizzard and Coolidge. The increase in intangible assets during 1999 was due primarily to the identified intangible assets and costs in excess of net assets acquired in the SK&A and CMG Direct acquisitions.

As of June 30, 2000 and 1999 the unamortized balance of capitalized software was $8,601,808 and $205,833, respectively. Amortization expense for software was $380,740 and $56,667 and $50,000 for the years end June 30, 2000, 1999 and 1998 respectively.


8.      INVENTORIES:

Inventory consists of the following at June 30, 2000:

                                       2000
                                       ----
      Work in process              $4,076,417
      Raw materials and supplies      497,629
                                    ---------
                Total              $4,574,046
                                   ==========

9.     SHORT TERM BORROWINGS:

Certain of the Company's subsidiaries have renewable two-year credit facilities with a lender for lines of credit aggregating $4,500,000, collateralized by certain tangible assets of the Company. Borrowings are limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest is payable monthly at the Chase Manhattan reference rate (9.5 % and 8 1/2% at June 30, 2000 and June 30, 1999, respectively) plus 1 1/2% with a minimum annual interest requirement of $155,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of June 30, 2000, the Company was in violation of certain net worth covenants and had received the applicable waivers of violation from the lendor.

A certain subsidiary has a revolving credit facility with a bank for $13,000,000 which expires in March 2005. Borrowings are limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest is payable quarterly at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. See Note 12.

As of June 30, 2000, there was an aggregate of approximately $4.2 million available under all lines of credit.


10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2000 and 1999 consisted of the following:

                                                       2000             1999
                                                       ----             ----

              Salaries and benefits                 $2,512,158       $1,134,987
              Severance cost                           157,814        1,000,000
              Stock option withholding taxes                 -        2,977,088
              Other                                  6,861,756        3,039,689
                                                     ---------        ---------
              Total                                 $9,531,728       $8,151,764
                                                    ==========       ==========


11.     RELATED PARTY TRANSACTIONS:

During July and August 1999, the Company entered into a promissory note agreement with a venture fund in the amount of $4,500,000. The principal and all accrued interest was payable in full on December 10, 1999 and bore interest at the greater of 10% or prime plus 2%. An officer of the Company is a partner in the venture fund. The principal amount and all accrued interest was prepaid in September 1999 with proceeds of a private placement. (See Note 15).

In connection with the acquisition of CMGD, the Company entered into a promissory note agreement with GE Capital in the amount of $10,000,000. The note was payable in full on November 17, 1999 and accrues interest at 12% per annum. Interest was payable in arrears on August 17, 1999 and on the maturity date. Concurrent with issuance of the promissory note, the original outstanding warrant which was issued in connection with GE Capital's purchase of redeemable convertible preferred stock was amended (See Note 14).

The Company recorded the GE Capital promissory note at a discount of $342,000 to reflect an allocation of the proceeds to the estimated value of the amended warrant. The discount is being amortized into interest expense using the interest method over the term of the debt. Approximately $256,500 and $85,500 of such discount was included as interest expense for the year ended June 30, 2000 and 1999, respectively.

In August 1999, the GE Capital note was amended to extend the maturity date to October 15, 2000 with interest to be paid quarterly and provided for certain increases in the interest rate based on the time the principal remains outstanding. In addition, in the event the Company completed a private placement as defined on or before December 20, 1999 the maturity date was subject to acceleration. During September 1999, the Company completed a private placement of common stock for net proceeds of approximately $30.8 million (See Note 15). In accordance with the amendment, $5,000,000, was immediately paid and the remaining balance, included in current liabilities, was due and paid on July 1, 2000. As of June 30, 2000 GE Capital owned approximately 14.5% of the outstanding common stock of the Company.

In December 1998, MSGi loaned an officer of the Company $100,000 pursuant to a promissory note. The note bore interest at the rate earned on the Company's money market fund. Principal and interest were payable in full in a lump sum. In April 1999, the promissory note, including accrued interest was repaid.

A member of the Board of Directors, is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $1,272,000, $94,000 and $176,000 during fiscal 2000, 1999 and 1998, respectively.


12.     LONG TERM OBLIGATIONS:

Long term obligations as of June 30, 2000 and 1999 consist of the following:

                                                      2000               1999
                                                      ----               ----
         Promissory notes payable - maturity
            October 1999 (a)                              -            $233,333

         Promissory notes payable - maturity
            January 2004 (b)                        997,876           1,242,585

         Promissory notes payable - maturity
            March 2000 (c)                           23,305              92,625

         Promissory note payable - maturity
            July 25, 2000 (d)                       362,500                   -

         Term loan payable - maturity
             March 2005 (e)                      40,000,000                   -

         Contingent purchase price for
            Grizzard acquisition                  5,000,000                   -
                                                  ---------             -------

         Total debt                              46,383,681           1,568,543
         Less:  Current portion of
                long-term debt                   (6,199,820)           (570,653)
         Discount on notes payable to bank       (4,570,667)                  -
                                                  ----------            -------

         Long-term debt                         $35,613,194            $997,890
                                                ===========            ========

(a) In connection with the acquisition of SD&A, the Company incurred promissory notes payable to former shareholders, payable monthly at 8% interest through October 1999.

(b) In connection with the acquisition of SK&A, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004.

(c) In connection with the acquisition of SK&A, the Company incurred promissory notes payable to former shareholders, payable monthly at 12% interest through March 2000.

(d) In connection with the acquisition of Coolidge, the Company incurred promissory note payable to a former shareholder, payable monthly at 10% interest through July 25, 2000.

(e) In March 2000, the Company entered into a credit agreement (the "Credit Agreement") with a $58,000,000 senior secured facility.

     The Credit Agreement is comprised of a $13 million revolving line of credit, $40 million term loan and $5 million standby letter of credit. The Credit Agreement expires on March 31, 2005 and bears interest at prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. The term loan is payable in quarterly installments through March 2005. The loans are collaterialized by substantially all of the assets of the Company and are guaranteed by all of the Company's non-internet subsidiaries. The revolving line of credit is classified under short term borrowings (See Note 9). As of June 30, 2000, the interest rates were 11.5% for borrowings under the prime rate and 10.4% for borrowings under LIBOR.

     In connection with the Credit Agreement, the Company issued a warrant to purchase 298,541 shares of the Company's common stock at an exercise price of $.01 per share. The $40 million term loan was recorded at a discount of approximately $5 million to reflect an allocation of the proceeds to the estimated value of the warrant and is being amortized as interest expense over the life of the loan using the interest method of accounting. Approximately $453,000 was recorded as interest expense for the year ended June 30, 2000.

     Under the terms of the Credit Agreement, the Company is required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others.


13.     COMMITMENTS AND CONTINGENCIES:

Leases:   The  Company  leases   various   office  space  and  equipment   under
non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2000 are as follows:
                                Operating Leases         Capital Leases
                                ----------------         --------------
                  2001              $5,802,392              $256,499
                  2002               5,244,574               202,013
                  2003               4,352,684               170,107
                  2004               3,667,107               122,015
                  2005               3,273,090                 7,548
                  Thereafter         8,896,016                71,931
                                     ---------                ------
                                   $31,235,863               830,113
                                   ===========
Less interest                                                (52,564)
Present value of capital lease                               -------
   obligation                                               $777,549
                                                            ========

Rent expense was approximately $2,921,739, $840,000, and $646,00 for fiscal years ended 2000, 1999, and1998 respectively.

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

Litigation: In September, 1999, an action was commenced against the Company in the Supreme Court of New York, Kings County alleging damages of $4.3 million in connection with the Company's alleged failure to deliver warrants due the plaintiff, in June 1996. Although the Company denied all liability, the suit was settled in January 2000 in consideration for the issuance of warrants to acquire 18,000 shares of common stock of the Company at an exercise price of $1.00 per share. Accordingly, the Company recognized $315,000 of expense based on the fair market value of the warrants granted as determined by the Black Scholes model. The expense is included in selling general and administrative expenses for the year ended June 30, 2000.

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

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of pending legal matters will have a material effect on the financial condition, results of operations or cash flows.


14.     PREFERRED STOCK:

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 1,471,074 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses. The preferred stock provides for liquidation preference under certain circumstances and accordingly has been classified in the mezzanine section of the balance sheet. The preferred stock has no dividend requirements.

The Series E Preferred Stock is convertible at any time at $24.473 per share, subject to reset on August 18, 2000 if the market price of our Common Stock is lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $12.24 per share, the market price on that date. The warrants are exercisable for a period of two years at an exercise price of $28.551, subject to certain anti-dilution adjustments.

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a stock purchase agreement (the "Purchase Agreement") providing for the purchase by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) a warrant to purchase up to 10,670,000 shares of Common Stock (the "Original Warrant"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock was convertible into shares of Common Stock at a conversion rate, subject to anti-dilution adjustments. The Original Warrant is exercisable in November 2001 and is subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Original Warrant or upon the occurrence of a qualified secondary offering within a certain time period, as defined.

The Company recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the Original Warrant and was being amortized as a dividend using the interest method over the redemption period. Approximately $219,000 and $112,000 of such discount has been included as a dividend for the years ended June 30, 1999 and 1998, respectively. In addition, the Company recorded a non-cash, non-recurring deemed dividend of $3,214,400 for the year ended June 30, 1998 representing the difference between the conversion price of the Convertible Preferred Stock and the fair market value of the common stock as of the date of the agreement.

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

In May 1999, the Original Warrant was amended in connection with the issuance of a promissory note (See Note 11). Upon an occurrence of a Qualified Secondary Offering, as defined in the agreement, the Original Warrant was fixed at 200,000 shares with an exercise price of $.01 per share. The amendment changed the amount and exercise price per share to 300,000 shares with an exercise price of one-third of the offering price in a Qualified Secondary Offering. In August 1999, the warrant was amended a second time to amend the definition of a Qualified Secondary Offering to include a Qualified Private Placement, as defined, and to change the time frame for the completion of a Qualified Secondary Offering or Private Placement from December 31, 1999 to on or after December 20, 1999 through April 30, 2000. The Company has not completed a Qualified Secondary Offering or Private Placement during the specified period, accordingly the Original Warrant remains exercisable for up to 10,670,000 shares subject to reduction or cancellation based on the Company's meeting certain financial goals for fiscal year 2001.


15.     COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock: In September 1999, the Company completed a private placement of 3,130,586 shares of common stock for proceeds of approximately $30.5 million, net of approximately $2.3 million of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement were used in connection with the Company's Internet investments, to repay certain short-term debt and for working capital purposes. The shares were registered on October 29, 1999.

On September 23, 1998, the Company announced its intention to acquire, in open market transactions, up to 1,000,000 shares of its Common Stock, par value, $.01 per share (the "Common Stock"), subject to and in compliance with the provisions and limitations of Rule 10b-18 of the Securities Exchange Act of 1934. Purchases were made from time to time at prevailing market prices during the one-year period which commenced on September 28, 1998. The source of funds for the purchase of the shares was the Company's general corporate funds, and all shares purchased are held in treasury. During 1999, the Company bought back 412,094 shares at a cost of $1,258,241.

During fiscal years ended 1998 and 1997, the Company issued 139,178 and 96,748 shares of common stock, respectively, as additional contingent purchase price resulting from SD&A's achievement of defined results of operations for fiscal 1997 and 1996.

Stock Options: The Company maintains a non-qualified stock option plan (the "1991 Plan") for key employees, officers, directors and consultants to purchase 3,150,000 shares of common stock. The Company also maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to an additional 3,000,000 shares of common stock under qualified and non-qualified stock options. Both plans are administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

On November 16, 1998, the compensation committee of the Board of Directors agreed to reprice certain stock options of employees of the Company. All employee stock options with an exercise price greater than $3.11 were repriced to $3.11. As a result, stock options in the amount of 950,458 were repriced. On November 16, 1998, the closing price of the Company's stock was $2.189.

The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2000:
                                           Number          Option Price
                                          of Shares          Per Share
                                          ---------          ---------

         Outstanding at June 30, 1997     1,586,747
         Granted                          1,302,100        $2.825 to $6.00
         Exercised                           (4,135)            $2.00
         Canceled                           (93,132)       $2.00 to $16.00
                                           --------
         Outstanding at June 30, 1998     2,791,580

         Granted                            379,200        $3.00 to $8.50
         Exercised                       (1,590,101)      $2.00 to $4.1875
         Canceled                           (20,626)       $2.00 to $3.00
                                           --------
         Outstanding at June 30, 1999     1,560,053

         Granted                                  -
         Excercised                        (235,282)       $2.00 to $5.00
         Canceled                           (17,479)       $2.00 to $3.11
                                           --------
         Outstanding at June 30, 2000     1,307,292

The following summarizes the stock option transactions under the 1999 Plan for the years ended June, 30 1999 and June 30, 2000:

         Granted                            190,000        $5.17 to $8.50
                                            -------
         Outstanding at June 30, 1999       190,000
                                            =======

         Granted                          2,332,906       $1.54 to $15.125
         Excercised                               -
         Canceled                                 -
                                          ---------
         Outstanding at June 30, 2000     2,522,906
                                          =========

During Fiscal 1999, 400,000 stock options were granted with a below market exercise price on the date of employment to a then executive of the Company. 133,000 options vested immediately and the balance ratably over the next two years. The aggregate difference of $1,232,000 between the exercise price and the market price on the date of grant has been recorded as deferred compensation and included in stockholders' equity. The deferred compensation was being amortized into compensation expense over the vesting period of the options. In March 2000, in connection with a severance agreement, all options became fully vested and the balance of deferred compensation was expensed. The Company recognized compensation expense of approximately $444,000 in 1999. Approximately $788,000 was recognized as compensation expense and included in loss from discontinued operations for the year ended June 30, 2000.

In addition to the 1991 and 1999 Plans, the Company has option agreements with current and former officers and employees of the Company. The following summarizes transactions for the three years ended June 30, 2000:

                                                Number       Option Price
                                               of Shares       Per Share
                                               ---------       ---------

         Outstanding at June 30, 1997          1,002,250
         Canceled                                 (2,250)        $16.00
                                                 -------
         Outstanding at June 30, 1998          1,000,000
         Granted                                 400,000          $5.17
                                               ---------
         Outstanding at June 30, 1999          1,400,000
                                               =========

         Granted                                 375,000          $4.4375
         Exercised                              (240,000)          $5.17
                                                --------
         Outstanding at June 30, 2000          1,535,000
                                               =========


As of June 30, 2000, 2,349,191 options are exercisable. The weighted average exercise price of all outstanding options is $4.84 and the weighted average remaining contractual life is 6.04 years. Except as noted above, all options granted in fiscal years 2000, 1999 and 1998 were issued at fair market value. At June 30, 2000, 477,094 options were available for grant.

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:

                                                   Years ended June 30,
                                           ---------------------------------
                                           2000           1999          1998
                                           ----           ----          ----
Loss from continuing
  operations            as reported   $(41,130,223)  $(7,645,603)    $(780,478)
                        pro forma     $(46,731,147)  $(9,913,855)  $(2,798,152)

Net loss
 attributable to
 common stockholders    as reported   $(41,130,223)  $(20,180,933)  $(4,724,480)
                        pro forma     $(46,731,147)  $(22,449,185)  $(6,742,154)

Earnings per share      as reported       $(1.55)       $(1.39)        $(.37)
                        pro forma         $(1.76)       $(1.54)        $(.52)

Pro forma net loss reflects only options granted in fiscal 1996 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: an expected life of vesting plus two years, expected volatility of 90%, no dividend yield and a risk-free interest rate ranging from 4.5% to 6%.

As of June 30, 2000, the Company has 1,801,365 warrants outstanding to purchase shares of common stock at prices ranging from $0.01 to $8.00. All outstanding warrants are currently exercisable.


16.    INCOME TAXES:
                                                            As of June 30,
                                                            --------------
                                                          2000          1999
                                                          ----          ----
        Deferred tax assets:
           Net operating loss carryforwards:
             Continuing operations                   $36,082,076    $21,909,217
             Discontinued operations                   7,948,549              -
           Compensation on option grants               3,486,775        150,928
           Unrealized loss on investments             11,659,420              -
           Other                                               -        352,415
                                                      ----------     ----------
              Total assets                            59,176,820     22,412,560

        Deferred tax liabilities:
           Amortization of intangible assets         (15,114,470)             -
           Other                                        (982,478)             -
                                                      ----------     ----------
              Total liabilities                      (16,096,948)             -
                                                      ----------     ----------

        Net deferred tax assets                       43,079,872     22,412,560
        Valuation allowance                          (43,079,872)   (22,412,560)
                                                     -----------    -----------
        Net deferred tax assets                      $         -    $         -
                                                     ===========    ===========


The Company has a net operating loss carryforward of approximately $84,700,000 available which expires from 2010 through 2020. Of these net operating loss carryforwards approximately $50 million is the result of windfall deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carryforwards would result in a credit to equity. These loss carryforwards are subject to annual limitations.


17.     EMPLOYEE RETIREMENT SAVINGS PLAN (401K):

Certain subsidiaries sponsor tax deferred retirement savings plans ("401(k) plans") which permit eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

Certain subsidiaries match employees' contributions to a maximum of 2% of the employee's salary. Matching contributions charged to expense were $274,951, $ 63,523 and $48,822 for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

Certain subsidiaries also provide for discretionary company contributions. Discretionary contributions charged to expense for the fiscal years end June 30, 2000, 1999 and 1998 were $64,024, $63,391 and $24,959, respectively.


18.     DISCONTINUED OPERATIONS:

On October 1, 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $2.4 million which consisted of $1.6 million in common stock of the Company and an interest in the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. Concurrently with this acquisition, the Company formed WiredEmpire, a licensor of email marketing tools. Effective with the acquisition, Cambridge Intelligence Agency and the Permission Plus asset was merged into WiredEmpire. In January 2000, the Company contributed its Pegasus subsidiary to WiredEmpire for additional shares of common stock.

In March 2000, the Company completed a private placement of 3,120,001 shares of Convertible Preferred Stock of its WiredEmpire subsidiary for proceeds of approximately $18.7 million, net of placement fees and expenses of $1.3 million. In connection with the discontinued operation of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. The redemption is expected to occur in the second quarter of fiscal year 2001.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire are approximately $35 million. These losses for WiredEmpire include approximately $20 million in losses from operations through the measurement date and approximately $15 million of loss on disposal which includes approximately $2 million in losses from operations from the measurement date through the estimated date of disposal. It also includes provisions for vested compensation expense, write down of assets to net realizable value, lease termination costs, employee severance and benefits and other contractual commitments.

The assets and liabilities of WiredEmpire have been separately classified on the consolidated balance sheets as "Net assets(liabilities) of discontinued operations." A summary of these assets and liabilities at June 30, 2000 and 1999 were as follows:

                                                    2000               1999
                                                    ----               ----

     Current assets                              $9,970,510                 -
     Non current assets                             606,086         5,516,000
     Current liabilities                        (10,193,618)                -
     Preferred stock                            (18,729,699)                -
     Net assets (liabilities) of                 ----------         ---------
       discontinued operations                 $(18,346,721)       $5,516,000
                                                 ==========         =========

In connection with the discontinued operations of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. The redemption is expected to occur in the second quarter of fiscal year 2001. The liability of $18.7 million for the preferred shareholders is currently included in the net liability of discontinued operations and it is anticipated that this will be settled in MSGi stock.




19. SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2000:

o Capital lease obligations of $708,510 were incurred for the leasing of certain equipment.

o The Company sold its 15% minority interest in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.

o In addition, there were certain non-cash transactions related to the acquisitions of Grizzard, Coolidge and the investment in Fusion Networks, Inc. (See footnotes 3 and 5).

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

Supplemental disclosures of cash flow data:

                                                2000      1999        1998
                                                ----      ----        ----
   Cash paid during the year for:
     Interest                                1,510,937   $547,209   $ 439,264
     Financing charge                           90,741    $75,000  $1,101,719
     Income tax paid                            48,429   $162,107    $ 45,019


Supplemental schedule of non cash investing and financing activities o Details of businesses acquired in purchase transactions:

                                            2000          1999         1998
                                            ----          ----         ----
Working capital deficit, other than
  cash acquired                          $11,627,717   $(1,527,513)   $(203,142)
Fair value of other assets acquired     $117,702,990   $39,830,212   $9,091,306
Liabilities assumed or incurred          $30,303,214    $1,302,194     $119,300
Fair value of stock issued for
  acquisitions                           $48,837,375   $19,334,621   $2,800,000

Cash paid for acquisitions
  (including related expenses)           $50,770,586   $17,956,830   $6,353,225
Cash acquired                               $580,468      $290,946     $384,361
Net cash paid for (provided by)           ----------    ----------    ---------
  acquisitions                           $50,190,118   $17,665,884   $5,968,864


20.   SEGMENT INFORMATION:

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is being reported consistent with the Company's method of internal reporting, which excludes discontinued operations from the segments. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MSGi is organized primarily on the basis of products broken down into separate subsidiaries. Based on the nature of the services provided and class of customers, as well as the similar economic characteristics, MSGi's subsidiaries have been aggregated. The accounting policies of the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. No single customer accounted for 10% or more of total revenues. MSGi earns 100% of its revenue in the United States.


   Supplemental product line information:
                                             2000         1999         1998
                                             ----         ----         ----
   List services                         $74,699,861   $56,201,456  $28,998,882
   Database/computer processing           16,371,657     8,389,500    4,643,024
   Telemarketing/telefundraising          15,204,985    15,210,562   16,505,516
   Marketing communications               20,458,691             -            -
   Internet                                1,720,076       946,973      618,084
   Other                                     151,612     1,493,403      408,557
                                             -------     ---------      -------
   Consolidated total                   $128,606,882   $82,241,894  $51,174,063
                                        ============   ===========  ===========

                                                                   Schedule II


                         Marketing Services Group, Inc.
                        Valuation and Qualifying Accounts
                For the Years Ended June 30, 2000, 1999 and 1998


--------------------------------------------------------------------------------
Column A        Column B           Column C            Column D        Column E
--------------------------------------------------------------------------------
                                   Additions
                             -----------------------
               Balance at    Charged To   Charged To
Description    Beginning     Costs And      Other     Deductions-    Balance At
               Of Period     Expenses     Accounts-    Describe(1) End Of Period
                                           Describe
--------------------------------------------------------------------------------

Allowance for doubtful  accounts

Fiscal 2000    $551,043      $427,578   $1,642,442(2)   $333,206     2,287,857


Fiscal 1999    $421,861      $162,715    $361,3772(2)   $394,910      $551,043


Fiscal 1998     $32,329       $70,170    $319,3622(2)          -      $421,861


------------------

(1) Represents accounts written off during the period.

(2) Represents allowance for doubtful account balance on the opening balance sheets for acquisitions made during the year.