Form 10-K/A
period 2000-06-30
MARKETING SERVICES GROUP INC
filed 2000-10-27
CIK 14280

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

Issuer's  telephone  number,   including  area  code:(917)  339-7100
Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

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

[ ] The issuer's revenues for its fiscal year ended June 30, 2000 are $128,606,882.

As of October 23, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,600,000.

As of October 23, 2000, there were 30,021,570 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes No X

Introduction
------------
On October 13, 2000, Marketing Services Group, Inc. ("MSGi" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2000 (the "2000 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 2000 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement with in such 120 day period, this Form 10-K/A amends the 2000 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12 and 13.



Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------

The Company's executive officers and directors and their positions with MSGi are as follows:


Name                    Age     Position
-------------------     ---     ------------------------------------------------
Alan I. Annex           38      Director and Secretary
J. Jeremy Barbera       44      Chairman of the Board of Directors and
                                  Chief Executive Officer
Robert M. Budlow        39      Vice President of MSGi and President of
                                  MSGi Direct - New York
Michael Dzvonik         58      Chief Operating Officer
Cindy H. Hill           31      Chief Accounting Officer
Rudy Howard             41      Chief Financial Officer
Stephen Killeen         38      President and Director
S. James Coppersmith    67      Director
John T. Gerlach         68      Director
Seymour Jones           69      Director
C. Anthony Wainwright   67      Director

Mr. Annex has been a Director and Secretary of the Company since May 1997. Mr. Annex is a member of the M&A Committee of the Board of Directors. Mr. Annex has been a partner in the law firm of Greenberg Traurig LLP since August 2000, where he practices corporate and securities law. Greenberg Traurig is the Company's legal counsel. Prior thereto, he was a partner in the law firm Camhy Karlinsky & Stein LLP from July 1995 to July 2000. From July 1994 to June 1995, Mr. Annex was Counsel to said firm. Prior thereto he was associated with Proskauer Rose, LLP.

Mr. Barbera has been Chairman and Chief Executive Officer of the Company since April 1997 and was President of the Company from April 1997 to May 1999 and was a Director and Vice President of the Company from October 1996 to April 1997. He has been Chief Executive Officer of MSGi Direct - New York, Inc. since its formation in 1987. Mr. Barbera is a member of the M&A Committee of the Board of Directors. Mr. Barbera has eighteen years of experience in data management services, and over twenty years of experience in the entertainment marketing area. Mr. Barbera also serves as a director of Greatergood.com.

Mr. Budlow has been Vice President of the Company since October 1996 and President of MSGi Direct - New York, Inc. since April 1997. Prior thereto, he was Executive Vice President and Chief Operating Officer of MSGi Direct - New York since 1990. He has fourteen years of experience in database management services and subscription, membership and donor renewal programs.

Mr. Dzvonik has been Chief Operating Officer since March 2000. From 1997 to 2000 he was Chairman and Chief Executive Officer of Grizzard Advertising and has acted as Grizzard's President since 1994. Prior thereto, he was an Executive Vice President of Grizzard for nine years. He serves as the Immediate Past Chairman of the Board of Directors of the Mail Advertising Service Association
(MASA) and is a frequent speaker at conferences and postal customer councils.

Ms. Hill has been Chief Accounting Officer of the Company since January 2000, prior thereto she was Chief Financial Officer of the Company from June 1998 to December 1999, and Corporate Controller of the Company from January to May 1998. Prior thereto, she was a manager in the business assurance division of PricewaterhouseCoopers, LLP, where she was employed for the previous six years. Ms. Hill is a Certified Public Accountant.

Mr. Howard has been Chief  Financial  Officer  since January 2000.  Prior to his
appointment,   he  served  for  four  years  as  Chief   Financial   Officer  of
Pharmaceutical Product Development, Inc. (PPD), a research and development services provider to pharmaceutical and biotechnology companies. Prior thereto, he was a Partner with PricewaterhouseCoopers LLP, culminating over a decade of public consultancy experience as a senior manager with both PricewaterhouseCoopers and Deloitte & Touche. Mr. Howard is a Certified Public Accountant.

Mr. Killeen has been President since July 2000 and a Director of the Company since February 2000. Previously, he was Vice President and General Manager of Alta Vista, a CMGi company. He joined Alta Vista upon its merger with Raging Bull in 1999 where he acted as President and Chief Executive Officer. Prior thereto, he spent ten years in the online financial services industry most recently as Senior Vice President of Brokerage Services with Fidelity Investments and as Senior Vice President of Marketing with DLJ Direct. Mr. Killeen also serves as a director of Greatergood.com.

Mr. Coppersmith has been a Director of the Company since June 1996. Mr. Coppersmith is the chairman of the Compensation Committee and the chairman of the Audit Committee of the Board of Directors. He was Chairman of the Board of Trustees of Boston's Emerson College from 1994 until his term expired in December 1997. Until his retirement in 1994, Mr. Coppersmith held various senior executive positions with Metromedia Broadcasting where he managed its television operations in Los Angeles, New York, and Boston and served as President and General Manager of Boston's WCVB-TV, an ABC affiliate owned by The Hearst Corporation. Mr. Coppersmith also serves as a director for B.J.'s Wholesale Club, Sun America Asset Management Corporation and The Boston Stock Exchange.

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

Mr. Jones has been a Director of the Company since June 1996. Mr. Jones is a member of the Audit Committee. Since September 1993, Mr. Jones has been a professor of accounting at New York University. From April 1974 to September
1995,   Mr.   Jones   was  a  senior   partner   of  the   accounting   firm  of
PricewaterhouseCoopers L.L.P. Mr. Jones has over 40 years of accounting experience and over ten years of experience and as an arbitrator and as an expert witness, particularly in the areas of fraud and mergers and acquisitions. Mr. Jones also functions as a consultant to Milberg Factors and CHF Industries and acts as an expert witness in accounting matters. Mr. Jones also serves as a director for Reliance Bank.

Mr. Wainwright has been a Director of the Company since May 1996. Mr. Wainwright is a member of the Compensation Committee of the Board of Directors. Mr. Wainwright is currently Vice Chairman of the advertising agency McKinney & Silver and was Chairman of the advertising firm Harris Drury Cohen, Inc., from 1995 to 1997. From 1994 to 1995, he served as a Chairman with Cordient PLC's Compton Partners, a unit of the advertising firm Saatchi & Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of Saatchi & Saatchi in New York. Mr. Wainwright also serves as a director of Audio Visual Service Corp., Del Webb Corporation, American Woodmark Corporation, Danka P.L.C. and Advanced Polymer Systems.


Section 16(A) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the NASDAQ National Market. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2000, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2000.


Item 11 - Executive Compensation:
---------------------------------
The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                 Securities
                                      Fiscal Year        Annual      Annual      Underlying
Name and Principal Position          Ended June 30,     Salary ($)   Bonus     Options/SARs (#)
---------------------------          --------------     ----------   ------    ----------------
J. Jeremy Barbera (1)(2)                  2000            356,730                   825,000
  Chairman of the Board and CEO           1999            298,077                         -
                                          1998            198,077                    50,000

Michael Dzvonik (3)                       2000             83,695                   250,000
  Chief Operating Officer

Rudy Howard (4)                           2000            117,692                   375,000
  Chief Financial Officer

Cindy Hill (5)                            2000            135,336                   100,000
  Chief Accounting Officer                1999            110,096                         -
                                          1998             48,077                    50,000

Robert Budlow                             2000            207,692                         -
  Vice President                          1999            178,654                         -
                                          1998            144,321                    55,000
-----------


(1) The annual salary for Mr. Barbera commencing January 1, 2000 was raised from $350,000 to $500,000. Notwithstanding, Mr. Barbera has forgiven this increase for an unspecified period of time.

(2) During fiscal year end June 30, 1998, Mr. Barbera forgave all interest due him on a note payable and forgave an increase in his annual salary from May 27, 1997 to December 31, 1997. In consideration for this, the Board of Directors granted Mr. Barbera options to acquire 50,000 shares of Common Stock at the then current fair market price.


(3) The annual salary for Mr. Dzvonik was $300,000 for 2000. Due to the acquisition of Grizzard Communications Group, Inc. on March 22, 2000, Mr. Dzvonik's annual compensation only reflects approximately three months salary.

(4) The annual salary for Mr. Howard was $300,000 for 2000. Due to his appointment in February 2000, Mr. Howard's annual compensation only reflects approximately four months salary.

(5) The annual salary from Ms. Hill was $100,000 for 1998. Due to her appointment in January 1998, Ms. Hill's compensation only reflects six months salary.


STOCK OPTION GRANTS

The table below provides information relating to stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2000.

                     OPTIONS GRANTED IN THE LAST FISCAL YEAR


                                                              Individual Grant
                        ------------------------------------------------------------------------------------------
                            Number of         % of Total Options/
                            Securities          SARs Granted to        Exercise or
                       Underlying Options/        Employees in          Base Price      Expiration        Grant
                          SARs Granted (#)       Fiscal Year (5)      ($ per share)        Date         Date Value
                          ----------------       ---------------      -------------        ----         ----------
Jeremy Barbera (1)           825,000                  30%                $4.4375           01/09         $4.4375

Michael Dzvonik (2)          250,000                   9%                $4.4375           01/09         $4.4375

Rudy Howard (3)              250,000                   9%                $17.625           01/09         $17.625
                             125,000                   6%                $4.4375           01/09         $4.4375

Cindy Hill (4)               100,000                   4%                $4.4375           01/09         $4.4375

-----------------------

(1) Mr. Barbera's options are exercisable as follows: 412,500 on December 31, 2000, 206,250 on December 31, 2001 and 2002.

(2) Mr. Dzvonik's options are exercisable as follows: 83,334 available on March 22, 2001, 83,333 on March 22, 2002 and 83,333 on March 22, 2003.

(3) Mr. Howard's options are exercisable as follows: 250,000 options were granted in January 2000 which are exercisable monthly at a rate of one twenty-fourth per month for a period of 24 months. 125,000 options were granted in June 2000 of which 31,250 are exercisable immediately, 5,214 on July 30, 2000 and 5,208 monthly for 17 months beginning August 30, 2000.

(4)  Ms.  Hill's   options  are   exercisable  as  follows:   33,334   available
     immediately, 2,795 on July 31, 2000 and 2,777 monthly for a period of 23 months beginning June 2000.

(5) During the fiscal year ended June 30, 2000, all employees and all non-employee Directors of the Company received options to purchase a total of 2,707,906 shares of Common Stock.



AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2000.

                                                           Number of Securities            Value of unexercised
                                                          Underlying Unexercised           In-the-Money Options/
                         Number of                        Options/SARs at Fiscal            SARs at Fiscal Year
                        Securities         Value                 Year End (#)                    End ($)(1)
                       Exercised (#)     Realized ($)     Exercisable/Unexercisable       Exercisable/Unexercisable
                       -------------     ------------     -------------------------       -------------------------
J. Jeremy Barbera                 -            -             1,000,000/825,000                  1,395,834/0
Michael Dzvonik                   -            -                 0/250,000                          0/0
Rudy Howard                       -            -              93,750/281,250                        0/0
Cindy Hill                        -            -               73,334/66,666                      53,100/0
Robert Budlow                     -            -                 55,000/0                         73,013/0
-----------

(1) Fair market value of $4.4375 per share at June 30, 2000 was used to determine the value of in-the-money options.



COMPENSATION OF DIRECTORS

Commencing April 1, 2000, Directors who are not employees of the Company receive an annual retainer fee of $25,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. Mr. Annex has indicated that since his firm acts as counsel to the Company he would waive that described cash and stock retainer.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

The Company has entered into employment agreements with each of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of MSGi by the Board, effective March 31, 1997. Stephen Killeen assumed the position of President upon his appointment in July 2000. Mr. Barbera had previously served as President and CEO of MSGi Direct - New York, Inc. Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. Mr. Barbera has forgone the increase in his salary for an indefinite period of time. On May 27, 1997, Mr. Barbera was granted options to acquire 1,000,000 shares of Common Stock of the Company; 333,334 exercisable at $2.625 per share, 333,333 exercisable at $3.00 per share and 333,333 exercisable at $3.50 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 825,000 shares of Common Stock of the Company at $4.4375 per share; 412,500 exercisable on December 31, 2000; 206,250 exercisable on December 31, 2001 and 2002. If Mr. Barbera is terminated without cause (as defined in the agreement), then MSGi shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

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

Mr. Howard entered into an employment agreement effective January 1, 2000 providing for his employment as Chief Financial Officer of MSGi. The agreement provides for a three year term expiring December 31, 2003 (the "Employment Term"). The base salary during the Employment Term is $300,000 for the first year and not less than $300,000 for the remaining two years. Mr. Howard is eligible to receive bonuses equal to 50% of the base salary each year at the determination of the Audit Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On January 27, 2000, Mr. Howard was granted options to acquire 250,000 shares of Common Stock of the Company at $17.625 per share which are exercisable equally over a period of 24 months beginning January 27, 2000. On June 30, 2000, Mr. Howard was granted options to acquire 125,000 shares of Common Stock of the Company at $4.4375 per shares which are exercisable equally over a period of 24 months beginning January 27, 2000. If Mr. Howard is terminated without cause (as defined in the agreement), then MSGi shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all out outstanding stock options shall fully vest and become immediately exercisable.

Mr. Budlow entered into an employment agreement effective October 1, 1996, providing for his employment as Executive Vice President of MSGi & President of MSGi Direct - New York, Inc. The agreement provides for an initial term expiring on September 30, 1999 (the "Employment Term") and is renewable for an additional three-year term unless MSGi Direct New York, Inc. or Mr. Budlow gives written notice. The base salary during the Employment Term is $125,000 for the first year, $165,000 for the second year and $200,000 for the third year. The agreement has been renewed for an additional three year term at a base salary of $250,000 for the first year and not less than $250,000 for each additional year. Mr. Budlow is eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreement also provides for the granting to Mr. Budlow of options to acquire Common Stock if and as determined by the Option Plan Committee. If Mr. Budlow is terminated without cause (as defined in the agreement), then MSGi shall pay him a lump sum payment equal to one year of his salary at the then base rate.

Mr. Budlow has agreed in his employment agreement (i) not to compete with MSGi Direct - New York or to be associated with any other similar business during the Employment Term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in his employment agreement, and (ii) upon termination of employment with Metro, not to solicit or encourage certain clients of Metro (as more fully described in the relevant employment agreement) to cease doing business with Metro, and not to do business with any other similar business, for a period of three years from the date of such termination.

Ms. Hill entered into an employment agreement effective January 1, 2000, providing for employment as Chief Accounting Officer of the Company. The agreement provides for a two year term expiring on December 31, 2001 (the "Employment Term"). The base salary during the Employment Term is $200,000 for the first year and not less than $200,000 for the second year. Ms. Hill is eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreements also provide for the granting to Ms. Hill of options to acquire Common Stock if and as determined by the Compensation Committee. If Ms. Hill is terminated without cause (as defined in the agreement), then MSGi shall pay her a lump sum payment equal to two times the then base rate.

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


In addition, the Company has entered into an employment agreement with Mr. Killeen and Mr. Dzvonik.

Mr. Killeen entered into an employment agreement effective July 7, 2000 providing for his employment as President of MSGi. The agreement provides for a three year term expiring June 30, 2003 (the "Employment Term"). The base salary during the Employment Term is $400,000 for the first year and not less than $400,000 for the remaining two years. Mr. Killeen is eligible to receive bonuses equal to 50% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On July 7, 2000, Mr. Killeen was granted options to acquire 400,000 shares of Common Stock of the Company at $4.50 per share of which one third are exercisable on July 7, 2000 and the remaining two thirds vest equally over 24 months beginning August 7, 2000. If Mr. Killeen is terminated without cause (as defined in the agreement), then MSGi shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all out outstanding stock options shall fully vest and become immediately exercisable.

Mr. Dzvonik entered into an employment agreement effective March 22, 2000 providing for his employment as Chief Operating Officer of MSGi. The agreement provides for a three year term expiring March 21, 2003 (the "Employment Term"). The base salary during the Employment Term is $300,000 for the first year and not less than $300,000 for the remaining two years. Mr. Dzvonik is eligible to receive bonuses equal to 50% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On March 22, 2000, Mr. Dzvonik was granted options to acquire 250,000 shares of Common Stock of the Company at $4.4375 per share of which one third are exercisable on March 22, 2001, one third on March22, 2002 and one third on March 22, 2003. If Mr. Dzvonik is terminated without cause (as defined in the agreement), then MSGi shall pay him a lump sum payment equal to two times the then base salary.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are S. James Coppersmith, C. Anthony Wainwright, and John Gerlach. Mr. Coppersmith is Chairman of the Committee. There were no compensation interlocks.



Item 12 -  Security Ownership of  Certain Beneficial Owners and Management
--------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 16, 2000 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.


                                                          Amount and Nature of
                                                      Common Stock Beneficially
                                                                Owned
Name and Address of Beneficial Holder(1)                 Number       Percent
----------------------------------------                 ------       -------
Directors and Named Executive Officers:

J. Jeremy Barbera(2)................................... 3,200,000      10.05%
Michael Dzvonik(3).....................................   449,744       1.49%
Rudy Howard(4).........................................   375,000       1.23%
Cindy Hill(5)..........................................   144,000          *
Robert Budlow(6).......................................   477,200       1.59%
Stephen Killeen(7).....................................   400,000       1.31%
Alan I. Annex(8).......................................    87,620          *
S. James Coppersmith(9)................................    56,000          *
Seymour Jones(10)......................................    88,362          *
C. Anthony Wainwright(11)..............................    68,408          *
John Gerlach(12).......................................   108,500          *


All Directors and Executive Officers as a group
(11 persons) .........................................  5,454,834      16.31%

5% Stockholders:
General Electric Capital Corporation(13)............... 4,340,622      14.46%
CMGI Inc.(14).......................................... 2,321,084       7.73%
Fusion Networks, Inc.(15).............................. 1,500,000       5.00%

-----------
*  Less than 1%

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

(2) Includes 1,825,000 beneficially owned shares of Common Stock issuable upon the exercise of options of which 1,412,500 are currently exercisable exercisable within 60 days of December 31, 2000.


(3) Includes 250,000 beneficially owned shares of Common Stock issuable upon the exercise of options of which zero are currently exercisable or exercisable within 60 days of December 31, 2000.

(4) Includes 325,000 beneficially owned shares of Common Stock issuable upon the exercise of options of which 177,083 are currently exercisable or are exercisable within 60 days of December 31, 2000.

(5) Includes 140,000 beneficially owned shares of Common Stock issuable upon the exercise of options of which 73,334 are currently exercisable or are exercisable within 60 days of December 31, 2000.

(6) Includes 55,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of December 31, 2000.

(7) Includes 400,000 beneficially owned shares of Common Stock issuable upon the exercise of options of which 211,111 are currently exercisable exercisable within 60 days of December 31, 2000.


(8) Includes 83,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of December 31, 2000.

(9) Includes 56,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of December 31, 2000.

(10) Includes 66,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of December 31, 2000.

(11) Includes 65,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of December 31, 2000.

(12) Includes 102,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of December 31, 2000.

(13) The address for the 5% Stockholder is as follows: 120 Long Ridge Road, Stamford, Connecticut 06927.

(14) The address for the 5% Stockholder is as follows: 100 Brickstone Square, Andover, MA 01810.

(15) The address for the 5% Stockholder is as follows: 8115 N.W. 29th Street, Miami, Florida 33122



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

Transactions with Mr. Annex: Mr. Annex, Secretary and a Director of the Company, is a partner in the law firm of Camhy Karlinsky & Stein LLP, which provides legal services to the Company. The Company incurred expenses aggregating approximately $1,272,000 during fiscal 2000. Mr. Annex has informed the Company that such fees did not represent more than 5% of such firm's revenues for its fiscal years ending during such periods. The Company believes that the fees for services provided by the law firm were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

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


Transactions with Fusion Networks, Inc.: In December 1999, the Company acquired approximately a 10% interest in Fusion Networks, Inc. for 1,500,000 shares of common stock of MSGi valued at approximately $27.5 million. In June 2000, the Company wrote its investment in Fusion Networks down by approximately $20.3 million to the fair value as determined by the quoted market price. The charge was recorded through the statement of operations due to the fact that the Company believes the impairment in market value is other than temporary.




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

                        MARKETING SERVICES GROUP, INC.

                        By:               /s/ Jeremy Barbera
                                          ------------------
                              Name  :     J. Jeremy Barbera
                              Title :     Chief Executive Officer


                        By:               /s/ Cindy H. Hill
                                          -----------------
                              Name  :     Cindy H. Hill
                              Title :     Chief Accounting Officer




Date:  October 27, 2000