Form 10-Q
period 2000-09-30
MARKETING SERVICES GROUP INC
filed 2000-11-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________

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


       Registrant's telephone number, including area code: (917) 339-7100
                                                            -------------

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

As of November 7, 2000 there were 32,125,343 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                               SEPTEMBER 30, 2000



PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
    Item 1  Interim Condensed Consolidated Financial Statements
            (unaudited)

            Condensed Consolidated Balance Sheets as of
            September 30, 2000 and June 30, 2000 (unaudited)              3

            Condensed Consolidated Statements of Operations for the
            three months ended September 30, 2000 and 1999 (unaudited)    4

            Condensed Consolidated Statements of Cash Flows for the
            three months ended September 30, 2000 and 1999 (unaudited)    5

            Notes to Condensed Consolidated Financial Statements
            (unaudited)                                                  6-10

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11-13

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

     Exhibit 27 Financial Data Schedule

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
    ------------------------------------------------------------------------

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                 September 30, 2000     June 30, 2000
ASSETS                                                           ------------------     -------------
------
Current assets:
  Cash and cash equivalents                                           $2,473,970          $9,903,799
  Accounts receivable billed, net of allowance
   for doubtful accounts of $2,349,152 and $2,287,857 as of
   September 30, 2000 and June 30, 2000, respectively                 41,904,070          38,324,777
  Accounts receivable unbilled                                         6,022,049           3,834,057
  Inventories                                                          5,603,910           4,574,046
  Note receivable-current portion                                        173,359             173,359
  Other current assets                                                 5,794,477           4,428,673
                                                                       ---------           ---------
   Total current assets                                               61,971,835          61,238,711

Investments at cost                                                    7,112,414           7,445,500
Property and equipment, net                                           18,231,185          18,690,478
Intangible assets, net                                               152,730,757         154,016,073
Note receivable                                                          652,010             652,010
Other assets                                                           3,630,638           3,141,343
                                                                       ---------           ---------
   Total assets                                                     $244,328,839        $245,184,115
                                                                    ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short-term borrowing                                               $10,291,059          $9,745,053
  Accounts payable-trade                                              32,004,632          30,098,401
  Related party payable                                                        -           5,000,000
  Accrued expenses and other current liabilities                      14,556,641           9,531,728
  Current portion of capital lease obligations                           222,062             234,032
  Current portion of long-term obligations                             7,404,546           6,199,820
                                                                       ---------           ---------
   Total current liabilities                                          64,478,940          60,809,034

Capital lease obligations, net of current portion                        340,771             543,517
Long-term obligations, net of current portion                         34,743,962          35,613,194
Other liabilities                                                      1,937,239           2,433,450
Net liabilities of discontinued operations                             8,815,043          18,346,721
                                                                       ---------          ----------
   Total liabilities                                                 110,315,955         117,745,916
                                                                     -----------         -----------
Convertible preferred stock - $.01 par value;
  150,000 shares authorized; 30,000 shares of Series E
  issued and outstanding                                              29,417,279          29,417,279

Stockholders' equity:
  Common  Stock  -  $.01  par  value;  75,000,000  authorized;
    30,442,726 and 30,442,488 shares issued as of
    September 30, 2000 and June 30, 2000, respectively                   304,427             304,425
  Additional paid-in capital                                         207,003,439         194,712,085
  Common stock to be issued                                               13,139                   -
  Accumulated deficit                                               (100,673,690)        (95,601,880)
  Accumulated other comprehensive loss                                  (658,000)                  -
  Less:  423,894 shares of common stock in treasury, at cost          (1,393,710)         (1,393,710)
                                                                      ----------          ----------
   Total stockholders' equity                                        104,595,605          98,020,920
                                                                     -----------          ----------
   Total liabilities and stockholders' equity                       $244,328,839        $245,184,115
                                                                    ============        ============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                    2000               1999
                                                    ----               ----

Revenues                                         $47,640,098        $27,106,677
                                                 -----------        -----------
Operating costs and expenses:
   Direct costs                                   25,833,672         17,819,178
   Salaries and benefits                          17,426,498          7,952,566
   Selling, general and administrative             4,436,508          1,972,041
   Depreciation and amortization                   2,907,343            949,469
                                                   ---------            -------
         Total operating costs and expenses       50,604,021         28,693,254

Loss from operations                              (2,963,923)        (1,586,577)

   Interest expense and other, net                (2,066,472)          (479,063)

   Loss from continuing operations
    before income taxes                           (5,030,395)        (2,065,640)

   Provision for income taxes                        (41,415)           (13,284)
                                                     -------            -------
   Loss from continuing operations                (5,071,810)        (2,078,924)

   Loss from discontinued operations                       -           (769,246)
                                                  ----------         -----------

      Net loss                                   $(5,071,810)       $(2,848,170)

Gain on redemption of preferred stock
   of discontinued subsidiary                      8,593,846                  -
                                                   ---------          ---------

Net income available to common stockholders       $3,522,036        $(2,848,170)
                                                  ==========        ===========
Basic earnings per share:
         Continuing operations                       $0.12             $(0.09)
         Discontinued operations                         -             $(0.03)
                                                     -----             -------
Basic earnings per share                             $0.12             $(0.12)
                                                     =====             =======

Weighted average common shares
  outstanding (basic)                             30,072,273         22,972,516

Diluted earnings per share:
         Continuing operations                       $0.08             $(0.09)
         Discontinued operations                         -             $(0.03)
                                                     -----             -------
Diluted earnings per share                           $0.08             $(0.12)
                                                     =====             =======

Weighted average common shares and
 equivalents outstanding (diluted)                44,244,284         22,972,516
                                                  ==========         ==========


See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                          2000         1999
                                                          ----         ----
Operating activities:
   Net loss                                           $(5,071,810)  $(2,848,170)
   Add: loss from discontinued operations                       -       769,246
                                                      -----------   -----------
   Loss from continuing operations                     (5,071,810)   (2,078,924)
   Adjustments to reconcile loss to net cash
    used in operating activities:
     Depreciation                                       1,020,046       249,106
     Amortization                                       1,887,297       700,363
     Amortization of debt issuance costs                  530,611             -
     Provision for bad debts                              200,425        34,500
     Gain on sale of minority interest                          -       (45,163)
     Compensation expense on stock option grants                -       103,155
     Amortization of discount on note receivable                -       160,313
   Changes in assets and liabilities:
     Accounts receivable                               (6,292,623)   (1,911,198)
     Inventory                                         (1,029,864)            -
     Other current assets                              (1,365,805)       37,020
     Other assets                                        (612,357)     (133,054)
     Accounts payable - trade                           1,906,233       889,293
     Accrued expenses and other current liabilities     4,528,701    (1,597,290)
                                                        ---------    -----------
        Net cash used in operating activities          (4,299,146)   (3,591,879)
                                                       ----------    ----------
Investing activities:
   Purchases of property and equipment                   (560,753)     (469,465)
   Purchases of capitalized software                     (271,219)            -
   Proceeds from sale of MFI                                    -       556,984
   Investment in internet companies                             -    (6,555,000)
                                                         --------    ----------
        Net cash used in investing activities            (831,972)   (6,467,481)
                                                         --------    ----------
Financing activities:
   Proceeds from exercises of stock options                   366       205,426
   Proceeds from private placement of common stock, net         -    30,733,259
   Net proceeds from (repayments on) credit facilities    546,006    (3,553,315)
   Repayment of capital lease obligation                 (214,716)      (28,445)
   Repayment of related party note payable             (5,000,000)   (5,000,000)
   Repayments of long term debt                          (402,818)     (313,279)
                                                         --------      --------
        Net cash (used in) provided by
         financing activities                          (5,071,162)   22,043,646

   Net cash provided by (used in)
    discontinued operations                             2,772,451      (576,719)
                                                        ---------      --------
   Net (decrease) increase in cash and
    cash equivalents                                   (7,429,829)   11,407,567

   Cash and cash equivalents at beginning of period     9,903,799     3,285,217
                                                        ---------     ---------
   Cash and cash equivalents at end of period          $2,473,970   $14,692,784
                                                       ==========   ===========

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.    BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MSGi" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2000 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. Certain reclassifications have been made in the fiscal 2000 financial statements to conform to the fiscal 2001 presentation. As more fully discussed in Note 10, WiredEmpire is presented as a discontinued operation.


2.    EARNINGS PER SHARE

Stock options and warrants in the amount of 3,336,463 shares for the three months ended September 30, 1999 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period.

Weighted average common shares and equivalents on a diluted basis for the three months ended September 30, 2000 was calculated as follows:

   Weighted average common shares                    30,072,273
   Contingent warrants                               10,670,000
   Convertible preferred stock                        2,450,980
   Stock options and warrants                         1,051,031
                                                      ---------
         Total                                       44,244,284
                                                     ==========


The contingent warrants related to the December 1997 investment by GE Capital. The warrants are subject to reduction or cancellation based on an earnings per share test at the end of the Company's current fiscal year. If the Company exceeds $0.39 per share, the warrants are cancelled. If earnings per shares is between $0.38 and $0.18 per share, the warrants are reduced according to a predefined table in the original agreement. If earnings per share is below $0.13, the full 10,670,000 become exercisable. The Company expects that all or most of the warrants will be terminated in accordance with the aforementioned earnings per share guidelines. Those expectations, however, are based upon a number of factors which may cause actual results to be materially different from expectations.

The Series E Preferred Stock is convertible into shares of MSGi common stock at the rate of $12.24 per share of Series E preferred stock.

Stock options and warrants are based upon the treasury stock method. Stock options in the amount of 4,865,787 shares for the three months ended September 30, 2000 were not included in the computation of diluted EPS as they are antidilutive.


3.    COMPREHENSIVE INCOME

Comprehensive income consists of the following for the quarter ended September 30, 2000:

   Net loss                                       $(5,071,810)
   Other comprehensive income, net of tax:
      Unrealized loss on securities                  (658,000)
                                                     --------
   Comprehensive loss                             $(5,729,810)
                                                  ===========

4.    INVENTORIES

Inventory consists of the following at September 30, 2000 and June 30, 2000:

                                     September 30, 2000      June 30, 2000
                                     ------------------      -------------
      Work in process                    $4,381,668            $4,076,417
      Raw materials and supplies          1,222,242               497,629
                                          ---------               -------
      Total                              $5,603,910            $4,574,046
                                         ==========            ==========


5.    SHORT TERM BORROWINGS

At September 30, 2000, a subsidiary of the Company was in violation of certain net worth covenants and has received the applicable waivers of violation from the lender.


6.    LIQUIDITY

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


7.    CONTINGENCIES AND LITIGATION

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


8.    SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITITES

During the quarter ended September 30, 2000, the Company received $330,762 of unsecured financing to acquire additional capitalized software.

During the quarter ended September 30, 1999, the Company entered into capital lease obligations for approximately $74,300 for certain computer equipment.

During the quarter ended September 30, 1999, the Company sold its investment in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.


9.    INVESTMENTS

In September 2000, the Company provided a valuation allowance on its investment in Fusion Networks of approximately $658,000 adjusting the investment to the fair value as determined by the quoted market price. The allowance was recorded through equity. During the quarter ended September 30, 2000, the Company acquired equity interests of $324,914 in certain companies in exchange for services. The MSGi internet investment strategy has subsequently been suspended until further notice.


10.   DISCONTINUED OPERATIONS

On October 1, 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency, Inc. for a total purchase price of $2.4 million which consisted of $1.6 million in common stock of the Company and an interest in the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. Concurrently with this acquisition, the Company formed WiredEmpire, a licensor of email marketing tools. Effective with the acquisition, Cambridge Intelligence Agency and the Permission Plus assets were merged into WiredEmpire.

In March 2000, the Company completed a private placement of 3,200,000 shares of Convertible Preferred Stock of its WiredEmpire subsidiary for proceeds of approximately $18.7 million, net of placement fees and expenses of $1.3 million.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire were included in the results of operations for the year ended June 30, 2000. There were no adjustments to the estimated losses for the quarter ended September 30, 2000.

The assets and liabilities of WiredEmpire have been separately classified on the condensed consolidated balance sheets as "Net liabilities of discontinued operations." A summary of these assets and liabilities at September 30, 2000 and June 30, 2000 were as follows:
                                              September 30, 2000  June 30, 2000
                                              ------------------  -------------
   Current assets                                 $4,055,264       $ 9,970,510
   Non current assets                              1,154,923           606,086
   Current liabilities                            (7,599,660)      (10,193,618)
   Preferred stock                                (6,425,570)      (18,729,699)
                                                  -----------      ------------
   Net liabilities of discontinued operations    $(8,815,043)     $(18,346,721)
                                                 ============     =============

In connection with the discontinued operations of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. As of September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8,593,846, which was recorded through equity and is included in net income available to common stockholders for the three months ended September 30, 2000. Subsequent to September 30, 2000, additional shares of common stock were exchanged for WiredEmpire preferred stock (see Subsequent Events, Note 13).


11.   SEGMENT INFORMATTION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is being reported consistent with the Company's method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MSGi is organized primarily on the basis of products broken down into separate subsidiaries. Based on the nature of the services provided and class of customers, as well as the similar economic characteristics, MSGi's subsidiaries have been aggregated. No single customer accounted for 10% or more of total revenues. MSGi earns 100% of its revenue in the United States.


Supplemental disclosure of revenue by product:
                                                      Quarter Ended
                                                      September 30,
                                              -------------------------------
                                                  2000               1999
                                                  ----               ----
   List sales and services                    $21,050,326         $18,593,394

   Marketing communication services            17,510,441                   -

   Database marketing                           4,205,154           4,373,659

   Telemarketing                                4,507,485           3,774,280

   Website development and design                 862,346             360,350

   Other                                           28,705               4,994

   Inter-company revenue elimination             (524,359)                  -
                                                ---------           ---------
   Consolidated total                         $47,640,098         $27,106,677
                                              ===========         ===========


12.   RECENT ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" (FIN 44). The interpretation provides guidance for certain issues relating to stock compensation involving employees that arose in applying Opinion 25. Among other issues, FIN No. 44 clarifies (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The provisions of FIN No. 44 are effective July 1, 2000, except for the provisions regarding modifications to fixed stock option awards, which reduce the exercise price of an award, which apply to modifications made after December 15, 1998. Provisions regarding modifications to fixed stock option awards to add reload features apply to modifications made after January 12, 2000. The Company believes that it is in compliance with this guidance.

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the financial statements. The staff provided guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB101B, "Second Amendment: Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and will adopt SAB 101 in fiscal 2001.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities"("SFAS No. 133"). This statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 delaying the effective date of SFAS No. 133. The provisions of SFAS No. 133 are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The effect of adopting SFAS No. 133 is not expected to have any impact on the Company, as it currently does not engage in derivative or hedging activities.


13.   SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company exchanged 656,137 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of approximately $4.8 million, which will be recorded through equity and included in net income available to common stockholders in the quarter ended December 31, 2000.

In October 2000, the Company entered into an agreement, subject to certain conditions, to acquire 80% of the outstanding common stock and all of the outstanding preferred stock of Perks.com, Inc. in a fixed share transaction. The purchase price of approximately $10.4 million consists of 5,888,957 shares of MSGi common stock. The acquisition is targeted to close by March 31, 2001, subject to certain conditions. Perks.com is an offline and online loyalty, retention and performance improvement solutions provider. The acquisition will be accounted for under the purchase method of accounting.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three month periods ended September 30, 2000 and 1999. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

To facilitate an analysis of MSGi operating results, certain significant events should be considered.

On October 1, 1999, the Company completed an acquisition of approximately 87% of the outstanding common stock of Cambridge Intelligence Agency for a total purchase price of $2.4 million which consisted of $1.6 million in common stock of the Company and an interest in the Company's Permission Plus software and related operations valued at $.8 million, subject to certain adjustments. Concurrently with this acquisition, the Company formed WiredEmpire, a licensor of email marketing tools. Effective with the acquisition, Cambridge Intelligence Agency and the Permission Plus assets were merged into WiredEmpire.

In March 2000, the Company completed a private placement of 3,120,001 shares of Convertible Preferred Stock of its WiredEmpire subsidiary for proceeds of approximately $18.7 million, net of placement fees and expenses of $1.3 million. In connection with the discontinued operations of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire were included in the results of operations of the year ended June 30, 2000. There were no adjustments to the estimated loss for the quarter ended September 30, 2000.

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

On March 22, 2000, the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. ("Grizzard") for $104.0 million. The results of operations of Grizzard are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition.

On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company ("Coolidge"). The results of operations of Coolidge are reflected in the consolidated financial statements using the purchase method of accounting from the date of acquisition.

The Company's business tends to be seasonal. Certain marketing services have higher revenue and profits occurring in the second fiscal quarter, due to the Thanksgiving and Holiday season direct mail campaigns.

Results of Operations for the Three Months Ended September 30, 2000, Compared to the Three Months Ended September 30, 1999.

Revenues of approximately $47.6 million for the three months ended September 30, 2000 (the "Current Period") increased by $20.5 million or 76% over revenues of $27.1 million during the three months ended September 30, 1999 (the "Prior Period"). Of the increase, approximately $19.5 million is attributable to acquisitions completed after the first quarter in the Prior Period. Revenue excluding the effects of acquisitions increased by $1.0 million primarily due to increased client billings.

Direct costs of approximately $25.8 million in the Current Period increased by $8.0 million or 45% over direct costs of $17.8 million in the Prior Period. Of the increase, approximately $8.6 million is attributable to direct costs associated with acquisitions completed after the first quarter in the Prior Period. Direct costs, excluding the effects of acquisitions, decreased by $.6 million or 3% resulting from the increase in database and web design volume, which have lower direct costs. Direct costs as a percentage of revenue decreased from 65.6% in the Prior Period to 54.2% in the Current Period. The decrease in the direct costs as a percentage of revenue results from the acquisition in March 2000 of Grizzard, which has a lower direct cost percentage of revenues.

Salaries and benefits of approximately $17.4 million in the Current Period increased by approximately $9.5 million or 120% over salaries and benefits of approximately $7.9 million in the Prior Period. Of the increase, approximately $8.5 million is attributable to acquisitions completed after the first quarter in the Prior Period. Salaries and benefits, excluding acquisitions, increased by approximately $1.0 million or 12% due to increased headcount in several areas of the Company.

Selling, general and administrative expenses of approximately $4.4 million in the Current Period increased by approximately $2.4 million or 120% over comparable expenses of $2.0 million in the Prior Period. Of the increase, approximately $1.3 million is attributable to acquisitions completed after the first quarter in the Prior Period. Selling, general and administrative expenses, excluding the effects of acquisitions, increased by $.7 million, principally due to increased professional fees associated with an unsuccessful attempt by third parties to unionize the calling center, increased rent expense due to expansion of certain office space and an increase in computer equipment leases. The remaining increase is primarily due to an increase in corporate expenses of approximately $.4 million due to merger and acquisition activity.

Depreciation and amortization expense of approximately $2.9 million in the Current Period increased by approximately $1.9 million over expense of $1.0 million in the Prior Period. This is primarily attributable to an increase in depreciation and amortization expense resulting from acquisitions.

Net interest expense of approximately $2.1 million in the Current Period increased by approximately $1.6 million over net interest expense of approximately $.5 million in the Prior Period principally due to accrued interest on outstanding borrowings relating to the acquisition of Grizzard, less interest expense in the Prior Period on related party debt, which was fully paid in July 2000. Approximately $.5 million of interest expense in the current period resulted from the amortization of a discount on debt resulting from the issuance of warrants in connection with the financing for the Grizzard Acquisition.

As a result of the above, loss from continuing operations of $5.1 million in the Current Period increased by $2.3 million over comparable net loss of $2.8 in the Prior Period.


Capital Resources and Liquidity
-------------------------------
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At September 30, 2000, the Company had cash and cash equivalents of $2.5 million and accounts receivable net of allowances of $41.9 million.

The Company generated losses from operations of $5.1 million in the Current Period. Cash used in operating activities was $4.3 million. Cash used by operating activities principally consists of the net loss less a net increase in accounts payable and accrued expenses in excess of the increase in accounts receivables.

In the Current Period, net cash of $0.8 million used in investing activities consisted of purchases of property and equipment and capitalized software. In the Prior Period, the Company invested $6.5 million in internet companies. The MSGi internet investment strategy has subsequently been suspended. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the Current Period, net cash of $5.1 million was used in financing activities consisting of $5.6 million repayments of debt and capital leases net of $.5 million in proceeds from credit facilities. In the Prior Period, net cash of $22.0 million was provided by financing activities consisting principally of proceeds of $30.8 million, net of fees and expenses for the private placement of the Company's common stock offset by repayments of lines of credit of $3.6 million and repayments on acquisition debt and other notes payable of $5.3 million.

At September 30, 2000, the Company had amounts outstanding of $10.3 million on its lines of credit. The Company had approximately $6.4 million available on its lines of credit as of September 30, 2000. A subsidiary of the Company was in violation of net worth covenant and has received the applicable waivers of violation from the lender.

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

In connection with the discontinued operations of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MSGi common shares. As of September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8.6 million which is included in net income available to common stockholders for the three months ended September 30, 2000. The Company believes that the cash on hand at WiredEmpire will be sufficient to satisfy the remaining obligations to be incurred as a result of the decision to discontinue operations.

Subsequent to September 30, 2000, the Company exchanged 657,636 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of approximately $4.8 million which will be included in net income available to common shareholders in the quarter ended December 31, 2000.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a) Exhibits

   Exhibit #  Item                  Notes
   ---------  ----                  -----

Notes relating to Exhibits:

a)  Filed herewith.

b)  Reports on Form 8-K
     None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MARKETING SERVICES GROUP, INC.
                                     (Registrant)


Date:  November 14, 2000           By: /s/ J. Jeremy Barbera
                                       ---------------------------------
                                       J. Jeremy Barbera
                                       Chairman of the Board and
                                        Chief Executive Officer

Date:  November 14, 2000           By: /s/ Rudy Howard
                                       --------------------------------
                                       Rudy Howard
                                       Chief Financial Officer

Date:  November 14, 2000           By: /s/ Cindy H. Hill
                                       ---------------------------------
                                       Cindy H. Hill
                                       Chief Accounting Officer