Form 10-Q
period 2000-12-31
MARKETING SERVICES GROUP INC
filed 2001-02-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to_______

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

       Registrant's telephone number, including area code: (917) 339-7100
                                                           --------------

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

                                  Yes X No ___

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of February 14, 2001 there were 32,123,606 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                DECEMBER 31, 2000



PART I - FINANCIAL INFORMATION                                            Page

  Item 1  Interim Condensed Consolidated Financial Statements
          (unaudited)

          Condensed Consolidated Balance Sheets as of
          December 31, 2000 and June 30, 2000 (unaudited)                    3

          Condensed Consolidated Statements of Operations for the
          three  and  six  months  ended  December  31,  2000  and  1999
          (unaudited)                                                        4

          Condensed Consolidated  Statements of Cash Flows
          for  the  six  months   ended   December  31,  2000  and  1999
          (unaudited)                                                        5

          Notes  to  Condensed   Consolidated  Financial
          Statements (unaudited)                                           6-11

  Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             12-17

PART II - OTHER INFORMATION

       Item 1     Legal Proceedings

       Item 6     Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  (b) Reports on Form 8-K
       Signatures

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                               December 31, 2000   June 30, 2000
                                               -----------------   -------------
ASSETS
------
Current assets:
   Cash and cash equivalents                            $851,249    $9,903,799
   Accounts receivable billed, net
     of allowance for doubtful accounts of
     $3,260,721 and $2,287,857 as of
     December 31, 2000 and June 30, 2000,
      respectively                                     48,430,140    38,324,777
   Accounts receivable unbilled                         7,988,513     3,834,057
    Inventories                                         3,383,664     4,574,046
   Note receivable-current portion                        173,359       173,359
   Other current assets                                 5,500,931     4,428,673
   Net current assets of discontinued operations               -        382,978
                                                      --------------------------
     Total current assets                              66,327,856    61,621,689
Investments                                               952,749     7,445,500
Property and equipment, net                            17,577,026    18,690,478
Intangible assets, net                                151,088,805   154,016,073
Note receivable                                           652,010       652,010
Other assets                                            3,681,535     3,141,343
                                                       ----------     ---------
     Total assets                                    $240,279,981  $245,567,093
                                                     ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Short-term borrowing                               $12,107,633    $9,745,053
   Accounts payable-trade                              35,004,662    30,098,401
    Related party payable                                       -     5,000,000
   Accrued expenses and
    other current liabilities                          13,548,605     9,531,728
   Current portion of capital lease
    obligations                                           233,130       234,032
   Current portion of long-term obligations             7,964,988     6,199,820
   Net current liabilities of
     discontinued operations                            3,010,406             -
                                                      -----------       -------
     Total current liabilities                         71,869,424    60,809,034
Capital lease obligations, net of
 current portion                                          309,122       543,517
Related party obligation                                  650,000             -
Long-term obligations, net of current portion          31,998,313    35,613,194
Other liabilities                                       2,264,148     2,433,450
Net noncurrent liabilities of
 discontinued operations                                  280,946    18,729,699
                                                      -----------   -----------
     Total liabilities                                107,371,953   118,128,894
                                                      -----------   -----------
Convertible preferred stock - $.01 par value;
   150,000 shares authorized; 30,000 shares
   of Series E issued and outstanding                  29,360,301    15,353,382

Stockholders' equity:
   Common  stock  -  $.01  par  value;
    75,000,000  authorized;  32,547,500  and
    30,442,488 shares issued as of
    December 31, 2000 and June 30, 2000,
 respectively                                             325,475       304,425
Additional paid-in capital                            213,398,026   208,775,982
Accumulated deficit                                  (102,107,564)  (95,601,880)
Accumulated other comprehensive loss                   (6,674,500)            -
Less:  423,894 shares of common stock
 in treasury, at cost                                  (1,393,710)   (1,393,710)
                                                       ----------   -----------
  Total stockholders' equity                          103,547,727   112,084,817
                                                      -----------   -----------
  Total liabilities and stockholders' equity         $240,279,981  $245,567,093
                                                     ============  ============
See Notes to Condensed Consolidated Financial Statements.


                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATION
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (unaudited)
                                                    Three Months Ended                Six Months Ended
                                                       December 31,                     December 31,
                                                  2000             1999            2000            1999
                                                  ----             ----            ----            ----

Revenues                                       $61,161,225     $27,628,987    $108,801,323     $54,735,664
                                               -----------     -----------    ------------     -----------
Operating costs and expenses:
     Direct costs                               33,878,460      18,536,676      59,712,132      36,355,854
     Salaries and benefits                      17,672,370       7,765,887      35,098,868      15,718,453
     Selling, general and administrative         6,160,127       3,111,640      10,596,635       5,083,681
     Depreciation and amortization               2,913,515         864,725       5,820,858       1,814,194
                                                 ---------         -------       ---------       ---------
         Total operating costs and expenses     60,624,472      30,278,928     111,228,493      58,972,182
                                                ----------      ----------     -----------      ----------
Income (loss) from operations                      536,753      (2,649,941)     (2,427,170)     (4,236,518)

     Interest expense and other, net            (1,946,597)        (65,035)     (4,013,069)       (544,098)
                                              ------------     -----------     -----------     -----------
     Loss from continuing operations
             before income taxes                (1,409,844)     (2,714,976)     (6,440,239)     (4,780,616)
     Provision for income taxes                    (24,030)        (48,485)        (65,445)        (61,769)
                                              ------------     -----------     -----------     -----------
     Loss from continuing operations            (1,433,874)     (2,763,461)     (6,505,684)     (4,842,385)
     Loss from discontinued operations                   -      (1,673,150)              -      (2,442,396)
                                              ------------     -----------     -----------     -----------
             Net loss                           (1,433,874)     (4,436,611)     (6,505,684)     (7,284,781)
Gain on redemption of preferred stock
        of discontinued subsidiary               4,816,427               -      13,410,273               -
                                              ------------     -----------     -----------     -----------
Net income (loss) available to common
        stockholders before cumulative
        effect of change in accounting           3,382,553      (4,436,611)      6,904,589      (7,284,781)
Cumulative effect of change
        in accounting (Note 2)                 (14,063,897)              -     (14,063,897)              -
                                              ------------     -----------     ------------    ------------
Net loss available to common stockholders     $(10,681,344)    $(4,436,611)    $(7,159,308)    $(7,284,781)
                                              =============    ============    ============    ============

Basic earnings per share:
       Continuing operations                          $.10           $(.11)           $.22           $(.20)
       Discontinued operations                           -            (.06)              -            (.10)
       Cumulative effect of
        change in accounting                          (.44)              -            (.45)              -
                                                      -----           -----           -----           -----

Basic earnings per share                             $(.34)          $(.17)          $(.23)          $(.30)
                                                     ======          ======          ======          ======

Weighted average common shares outstanding
    (basic)                                     31,750,831      25,609,980      30,911,552      24,291,248
                                                ==========      ==========      ==========      ==========

Diluted earnings per share:
       Continuing operations                          $.07           $(.11)           $.15           $(.20)
       Discontinued operations                           -            (.06)              -            (.10)
       Cumulative effect of
        change in accounting                          (.31)              -            (.31)              -
                                                      -----           -----           -----           -----

Diluted earnings per share                           $(.24)          $(.17)          $(.16)          $(.30)
                                                     ======         ======          ======          ======

Weighted average common shares and
       equivalents outstanding (diluted)        45,241,109      25,609,980      44,742,696       24,291,248
                                                ==========      ==========      ==========       ==========

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (unaudited)
                                                      2000            1999
                                                      ----            ----
Operating activities:
    Net loss                                      $(6,505,684)   $(7,284,781)
    Add: loss from discontinued
         operations                                         -      2,442,396
                                                   -----------    -----------
    Loss from continuing operations                (6,505,684)    (4,842,385)
    Adjustments to reconcile loss to
     net cash used in operating activities:
        Depreciation                                2,060,452        364,196
        Amortization                                3,760,406      1,436,119
        Amortization of debt issuance
          costs                                     1,117,161              -
        Provision for bad debts                       747,709         53,920
        Gain on sale of minority interest                   -        (45,163)
        Settlement of litigation                            -        315,000
        Compensation expense on stock
          option grants                                     -        292,224
        Amortization of discount on note
          receivable                                        -        192,375
    Changes in assets and liabilities:
        Accounts receivable                       (15,414,276)    (2,671,178)
        Inventory                                   1,190,382              -
        Other current assets                       (1,072,259)       393,665
        Other assets                                 (842,254)      (598,666)
        Accounts payable - trade                    4,906,261        428,404
        Accrued expenses and other
          current liabilities                       3,547,575     (4,197,872)
                                                    ---------    -----------
          Net cash used in operating activities    (6,504,527)    (8,879,361)
                                                   -----------    -----------
Investing activities:
Purchases of property and equipment                  (947,000)    (1,058,309)
Purchases of capitalized software                    (952,280)             -
Proceeds from sale of MFI                                   -        556,984
Investment in internet companies                            -     (6,848,300)
                                                     ---------    -----------
       Net cash used in investing activities       (1,899,280)    (7,349,625)
                                                   -----------    -----------
Financing activities:
Proceeds from exercises of stock
 options                                                8,142        315,630
Proceeds from private placement of
 common stock, net                                          -     30,531,827
Expenditures from private placement
 of preferred stock                                   (56,977)             -
Net proceeds from (repayments on)
 credit facilities                                  2,362,580     (4,249,447)
Repayment of capital lease obligation                (235,297)       (50,446)
Repayment of related party note payable            (5,000,000)    (5,000,000)
Proceeds of related party note payable                650,000              -
Repayments of long-term debt                       (1,995,575)      (387,445)
                                                   ----------       ---------

   Net cash (used in) provided by
     financing activities                          (4,267,127)    21,160,119

Net cash provided by (used in)
   discontinued operations                          3,618,384     (2,363,321)
                                                    ---------     -----------
Net (decrease) increase in cash
   and cash equivalents                            (9,052,550)     2,567,812

Cash and cash equivalents at beginning
   of period                                        9,903,799      3,285,217
                                                    ---------      ---------
Cash and cash equivalents at end of period           $851,249     $5,853,029
                                                     ========     ==========

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MSGi" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2000 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. Certain reclassifications have been made in the fiscal 2000 financial statements to conform to the fiscal 2001 presentation. As more fully discussed in Note 10, WiredEmpire is presented as a discontinued operation.

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


2.       EARNINGS PER SHARE

Stock options and warrants in the amount of 3,257,958 shares for the three and six months ended December 31, 1999 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period.

Weighted average commons shares and equivalents on a diluted basis for the three and six months ended December 31, 2000 was calculated as follows:

                                               December 31, 2000
                                    Three months Ended     Six Months Ended
Weighted average common shares          31,750,831            30,911,552
Contingent warrants                     10,670,000            10,670,000
Convertible preferred stock              2,450,980             2,450,980
Stock options and warrants                 369,298               710,164
                                           -------               -------

         Total                           45,241,109           44,742,696
                                         ==========           ==========

The contingent warrants related to the December 1997 investment by GE Capital. The warrants are subject to reduction or cancellation based on an earnings per share test at the end of the Company's current fiscal year. If the Company exceeds $0.39 per share, the warrants are cancelled. If earnings per share is between $0.38 and $0.18 per share, the warrants are reduced according to a predefined table in the original agreement. If earnings per share is below $0.13, the full 10,670,000 become exercisable.

The Series E Preferred Stock is convertible into shares of MSGi common stock at $12.24 per share of Series E Preferred Stock.

Stock options and warrants are based upon the treasury stock method. Stock options in the amount of 7,647,604 and 5,383,695 shares for the three months and six months ended December 31, 2000, respectively, were not included in the computation of diluted EPS as they are antidilutive.

In the quarters ended December 31, 2000 and September 30, 2000, the Company exchanged 656,137 and 1,313,863 shares, respectively of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4,816,427 and $8,593,846 for the quarters ended December 31, 2000 and September 30, 2000, respectively, which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and fully diluted EPS.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in-the-money at the commitment date. MSGi adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the three months ended December 31, 2000 related to the March 2000 issuance of the Series E Convertible Preferred Stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common shareholders.



3.       COMPREHENSIVE INCOME

Comprehensive income consists of the following for the three and six months ended December 31, 2000:

                                                     December 31, 2000
                                          Three Months Ended    Six Months Ended

Net loss                                     $(1,433,874)          $(6,505,684)
Other comprehensive income, net of tax:
   Unrealized loss on securities              (6,016,500)           (6,674,500)
                                              -----------           -----------

Comprehensive loss                           $(7,450,374)         $(13,180,184)
                                             ============         =============



4.   INVENTORIES

Inventory consists of the following at December 31, 2000 and June 30, 2000:

                                December 31, 2000                June 30, 2000
                                -----------------                -------------
Work in process                     $3,015,952                     $4,076,417
Raw materials and supplies             367,712                        497,629
                                       -------                        -------

Total                               $3,383,664                     $4,574,046
                                    ==========                     ==========

5.  SHORT TERM BORROWINGS

At December 31, 2000, certain subsidiaries of the Company were in violation of certain working capital and net worth covenants and have received the applicable waivers of violation from the lenders.



6.  RELATED PARTY TRANSACTIONS

During the quarter ending December 31, 2000, the Company entered into a promissory note agreement with an officer for up to $1,000,000, due and payable at maturity, January 1, 2002. As of December 31, 2000, the Company received $650,000 in proceeds. The promissory note bears interest at 15% per annum and includes certain prepayment penalties.


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

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Marketing Services Group, Inc. and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b)of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of Wired Empire Preferred Series A stock on a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount , attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

A demand letter was received from counsel for Pennstone LLC seeking rescission of its purchase of 64,000 shares of WiredEmpire Series A Preferred Stock. That demand was rejected. No action has been commenced.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of theses pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows.

8.  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended September 30, 2000, the Company received $330,762 of uncollateralized financing to acquire additional capitalized software.

During the quarters ended December 31, 1999 and September 30, 1999, the Company entered into capital lease obligations for approximately $75,000 and $74,300 for certain computer equipment.

During the quarter ended September 30, 1999, the Company sold its investment in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.


9.  INVESTMENTS

In December 1999, the Company acquired a 10% interest in Fusion Networks, Inc. for $27,506,400 in common stock. In December and September 2000, the Company provided a valuation allowance on its investment in Fusion Networks of approximately $6,016,500 and $658,000, respectively, adjusting the investment to the fair value as determined by the quoted market price. The allowance was recorded through equity.

During the quarters ended December 31, 2000 and September 30, 2000, the Company acquired equity interests of $81,835 and $324,914, respectively, in certain companies engaged in internet related businesses in exchange for services.


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

On September 21, 2000, the Board's of Directors of the Company and WiredEmpire approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company completed the shut down of operations in January 2001. The estimated losses associated with WiredEmpire were included in the results of operations for the year ended June 30, 2000. There were no adjustments to the estimated losses for the quarters ended December 31, 2000 and September 20, 2000.

The assets and liabilities of WiredEmpire have been separately classified on the condensed consolidated balance sheets as "Net current or noncurrent liabilities of discontinued operations." A summary of these assets and liabilities at December 31, 2000 and June 30, 2000 were as follows:

                                             December 31, 2000     June 30, 2000
                                             -----------------     -------------

Current assets including assets held for sale     $   504,567        $9,733,156
Current liabilities                                (3,514,973)       (9,350,178)
                                                  -----------       ------------
  Net current assets (liabilities)
    of discontinued operations                     (3,010,406)          382,978

Minority interest in subsidiary preferred stock      (280,946)      (18,729,699)
                                                   -----------      ------------
Net liabilities of discontinued operations        $(3,291,352)     $(18,346,721)
                                                  ============     =============

In September 2000, the Company offered to exchange the preferred shares for MSGi common shares. In the quarters ended December 31, 2000 and September 30, 2000, the Company exchanged 656,137 and 1,313,863 shares, respectively of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4,816,427 and $8,593,846 for the quarters ended December 31, 2000 and September 30, 2000, respectively, which was recorded through equity and is included in net income available to common stockholders. In January 2001, the Company sold certain assets of WiredEmpire (see Subsequent Events, Note 14).

11.  SEGMENT INFORMATION

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

Supplemental disclosure of revenue by product:

                                                       Three Months Ended                  Six Months Ended
                                                           December 31,                      December 31,
                                                      --------------------              ---------------------
                                                      2000            1999              2000            1999
                                                      ----            ----              ----            ----
     List sales and services                      $18,831,172     $20,002,260        $39,881,498     $38,577,060
     Marketing communication services              35,119,376               -         52,629,817               -
     Database marketing                             3,891,900       4,157,974          8,097,054       8,503,324
     Telemarketing                                  3,307,112       2,914,986          7,814,597       6,689,266
     Website development and design                   211,139         505,507          1,073,485         865,857
     Other                                             31,234          48,260             59,939         100,157
     Inter-company revenue elimination               (230,708)              -           (755,067)              -
                                                  -----------     ------------      ------------     -----------
     Consolidated total                           $61,161,225     $27,628,987       $108,801,323     $54,735,664
                                                  ===========     ============      ============     ===========

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

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the financial statements. The staff provided guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB101B, "Second Amendment: Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and will adopt SAB 101 in the fourth quarter of fiscal 2001.


13.  PENDING ACQUISITION

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


14.  SUBSEQUENT EVENTS

In January 2001, the Company sold certain assets of its WiredEmpire subsidiary for $1,250,000, consisting of $1,000,000 in cash and $250,000 held in escrow until July 2, 2001.

In February 2001, the Company entered into a strategic partnership with Paris-based Firstream. The alliance called for a $3 million cash investment by Firstream into MSGi to strengthen working capital and to provide funds for new business initiatives. Firstream will receive 1.5 million unregistered common shares of MSGi (subject to Rule 144) plus a two-year warrant for 400,000 shares priced at $3.00 per share. As part of the strategic partnership, MSGi will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
                                 of Operations
                                 -------------

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six month periods ended December 31, 2000 and 1999. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company will shut down the operations anticipated to be completed by the end of January 2001. The estimated losses associated with WiredEmpire were included in the results of operations of the year ended June 30, 2000. There were no adjustments to the estimated loss for the quarter ended December 31, 2000. In September 2000, the Company offered to exchange the preferred shares for MSGi common shares.

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

Results of Operations for the Three Months Ended December 31, 2000,  Compared to
--------------------------------------------------------------------------------
the Three Months Ended December 31, 1999
----------------------------------------

Revenues of approximately $61.2 million for the three months ended December 31, 2000 (the "Current Period") increased by $33.5 million or 121% over revenues of $27.6 million during the three months ended December 31, 1999 (the "Prior Period"). Of the increase, approximately $37.5 million is attributable to acquisitions completed after the second quarter in the Prior Period. Revenue excluding the effects of acquisitions decreased by $4.0 million primarily due to the elimination of certain lower margin list service contracts and reduced demand for web development services.

Direct costs of approximately $33.8 million in the Current Period increased by $15.3 million or 83% over direct costs of $18.5 million in the Prior Period. Of the increase, approximately $18.5 million is attributable to direct costs associated with acquisitions completed after the second quarter in the Prior Period. Direct costs, excluding the effects of acquisitions, decreased by $3.2 million or 16.8% resulting from the lower volume of list and web development services. Direct costs as a percentage of revenue decreased from 67.1% in the Prior Period to 55.4% in the Current Period. The decrease in the direct costs as a percentage of revenue results from the acquisition in March 2000 of Grizzard, which has a lower direct cost percentage of revenues.

Salaries and benefits of approximately $17.7 million in the Current Period increased by approximately $9.9 million or 128% over salaries and benefits of approximately $7.8 million in the Prior Period. Of the increase, approximately $9.4 million is attributable to acquisitions completed after the second quarter in the Prior Period. Salaries and benefits, excluding the effects of acquisitions, increased by approximately $.5 million or 3.5% due to salary increases.

Selling, general and administrative expenses of approximately $6.1 million in the Current Period increased by approximately $3.0 million or 98% over comparable expenses of $3.1 million in the Prior Period. Of the increase, approximately $1.8 million is attributable to acquisitions completed after the second quarter in the Prior Period. Selling, general and administrative expenses, excluding the effects of acquisitions, increased by $.8 million, principally due to increased rent expense due to expansion of certain office space and an increase in computer equipment leases. The remaining increase is primarily due to an increase in corporate expenses of approximately $.4 million due to merger and acquisition activity.

Depreciation and amortization expense of approximately $2.9 million in the Current Period increased by approximately $2.0 million over expense of $.9 million in the Prior Period. This is primarily attributable to an increase in depreciation and amortization expense resulting from acquisitions.

Net interest expense of approximately $1.9 million in the Current Period increased by approximately $1.9 million over net interest expense of approximately $65,035 in the Prior Period, principally due to accrued interest on outstanding borrowings relating to the acquisition of Grizzard. Approximately $.3 million of interest expense in the current period resulted from the amortization of a discount on debt resulting from the issuance of warrants in connection with the financing for the Grizzard Acquisition.

The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carryforward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $1.4 million in the Current Period decreased by $1.4 million over comparable net loss of $2.8 in the Prior Period.

In the quarter ended December 31, 2000, the Company exchanged 656,137 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4.8 million for the quarter ended December 31, 2000, which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and fully diluted EPS.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in-the-money at the commitment date. MSGi adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the three months ended December 31, 2000 related to the March 2000 issuance of convertible preferred stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common shareholders.


Results of Operations  for the Six Months Ended  December 31, 2000,  Compared to
--------------------------------------------------------------------------------
the Six Months Ended December 31, 1999.
---------------------------------------

Revenues of approximately $108.8 million for the six months ended December 31, 2000 (the "Current Period") increased by $54.1 million or 99% over revenues of $54.7 million during the six months ended December 31, 1999 (the "Prior Period"). Of the increase, approximately $57.1 million is attributable to acquisitions completed after the second quarter in the Prior Period. Revenue excluding the effects of acquisitions, decreased by approximately $3.0 million, due primarily to the elimination of certain lower margin list service contracts and reduced demand for web development services.

Direct costs of approximately $59.7 million in the Current Period increased by $23.3 million or 64% over direct costs of $36.4 million in the Prior Period. Of the increase, approximately $27.1 million is attributable to acquisitions completed after the second quarter in the Prior Period. Direct costs excluding the effects of acquisitions decreased by $3.8 million or 10.2% resulting from the lower volume of list and web development services. Direct costs as a percentage of revenue decreased from 66% in the Prior Period to 55% in the Current Period. The decrease in the direct costs as a percentage of revenue results from the mix in services sold. The decrease in the direct costs as a percentage of revenue results from the acquisition in March 2000 of Grizzard, which has a lower direct cost percentage of revenues.

Salaries and benefits of approximately $35.1 million in the Current Period increased by approximately $19.4 million or 123% over salaries and benefits of approximately $15.7 million in the Prior Period. Of the increase, approximately $17.9 million is attributable to acquisitions completed after the second quarter in the Prior Period. Salaries and benefits, excluding acquisitions, increased by approximately $1.5million or 9.4% due to salary increases and increased headcount in several areas of the Company.

Selling, general and administrative expenses of approximately $10.6 million in the Current Period increased by approximately $5.5 million or 108% over comparable expenses of $5.1 million in the Prior Period. Of the increase, approximately $3.3 million is attributable to acquisitions completed after the second quarter in the Prior Period. Selling, general and administrative expenses, excluding the effects of acquisitions, increased by $2.2 million, principally due to increased rent expense due to expansion of certain office space and increased corporate expenses due to merger and acquisition activity.

Depreciation and amortization expense of approximately $5.8 million in the Current Period increased by approximately $4.0 million over expense of $1.8 million in the Prior Period. This is primarily attributable to an increase in depreciation and amortization expense resulting from acquisitions.

Net interest expense of approximately $4.0 million in the Current Period increased by approximately $3.4 million over net interest expense of approximately $.6 million in the Prior Period, principally due to accrued interest on outstanding borrowings relating to the acquisition of Grizzard, less interest expense in the Prior Period on related party debt, which was fully paid in July 2000. Approximately $.8 million of interest expense in the current period resulted from the amortization of a discount on debt resulting from the issuance of warrants in connection with the financing for the Grizzard Acquisition.

The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carryforward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $6.5 million in the Current Period increased by $1.7 million over comparable net loss of $4.8 in the Prior Period.

In the six months ended December 31, 2000, the Company exchanged 1,970,000 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the six months ended December 31, 2000, which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and fully diluted EPS.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in-the-money at the commitment date. MSGi adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the six months ended December 31, 2000 related to the March 2000 issuance of convertible preferred stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common shareholders.


Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At December 31, 2000, the Company had cash and cash equivalents of $.9 million and accounts receivable net of allowances of $48.4 million.

The Company generated a net loss of $6.5 million in the Current Period.

Cash used in operating activities was $6.5 million. Cash used by operating activities principally consists of the net loss and increase in accounts receivable, less an increase in accounts payable and non cash items.

In the Current Period, net cash of $1.9 million used in investing activities consisted of purchases of property and equipment and capitalized software. In the Prior Period, the Company invested $7.3 million in internet companies and property and equipment. The MSGi internet investment strategy has subsequently been suspended. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the Current Period, net cash of $4.3 million was used in financing activities consisting of $7.2 million repayments of debt and capital leases, net of $2.3 million in proceeds from credit facilities and $.6 million in proceeds from a related party. In the Prior Period, net cash of $21.2 million was provided by financing activities consisting principally of proceeds of $30.5 million, net of fees and expenses for the private placement of the Company's common stock offset by repayments of lines of credit of $4.2 million and repayments on acquisition debt and other notes payable of $5.1 million.

At December 31, 2000, the Company had amounts outstanding of $12.1 million on its lines of credit. The Company had approximately $4.6 million available on its lines of credit as of December 31, 2000. Certain subsidiaries of the Company were in violation of certain covenants related to long term debt and lines of credit and has received the applicable waivers of violation from the lenders.

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

In connection with the discontinued operations of WiredEmpire, the Company offered to redeem the preferred shares in exchange for MSGi common shares. In the quarter ending September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8.6 million, which is included in net income available to common stockholders for the three months ended September 30, 2000. During the quarter ending December 31, 2000, the Company exchanged 656,137 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of approximately $4.8 million, which is included in net income available to common shareholders in the quarter ended December 31, 2000. The Company believes that the cash on hand at WiredEmpire will be sufficient to satisfy the remaining obligations to be incurred as a result of the decision to discontinue operations.

In January 2001, the Company sold certain assets of its WiredEmpire subsidiary for $1,250,000, consisting of $1,000,000 in cash and $250,000 held in escrow until July 2, 2001.

In February 2001, the Company entered into a strategic partnership with Paris-based Firstream. The alliance called for a $3 million cash investment by Firstream into MSGi to strengthen working capital and to provide funds for new business initiatives. Firstream will receive 1.5 million unregistered common shares of MSGi (subject to Rule 144) plus a two-year warrant for 400,000 shares priced at $3.00 per share. As part of the strategic partnership, MSGi will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.


Recent Accounting Pronouncements
--------------------------------

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

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the financial statements. The staff provided guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB101B, "Second Amendment: Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and will adopt SAB 101 in the fourth quarter of fiscal 2001.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Marketing Services Group, Inc. and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b)of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of Wired Empire Preferred Series A stock on a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount , attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit.The Company intends to vigorously defend against the lawsuit.

A demand letter was received from counsel for Pennstone LLC seeking rescission of its purchase of 64,000 shares of WiredEmpire Series A Preferred Stock. That demand was rejected. No action has been commenced

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits

     Exhibit #      Item                                             Notes
     ---------      ----                                             -----

Notes relating to Exhibits:

a)   Filed herewith.

b)   Reports on Form 8-K
          None

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MARKETING SERVICES GROUP, INC.
                                              (Registrant)


Date:  February 14, 2001                   By: /s/ J. Jeremy Barbera
                                               ---------------------------------
                                               J. Jeremy Barbera
                                               Chairman of the Board and
                                               Chief Executive Officer

Date:  February 14, 2001                   By: /s/ Rudy Howard
                                               ---------------------------------
                                               Rudy Howard
                                               Chief Financial Officer

Date:  February 14, 2001                    By: /s/ Cindy H. Hill
                                                --------------------------------
                                                Cindy H. Hill
                                                Chief Accounting Officer