Form 10-Q/A
period 2001-04-19
MARKETING SERVICES GROUP INC
filed 2001-04-20
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                               September 30, 2000           June 30, 2000
                                                                               ------------------           -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $2,473,970             $9,903,799
   Accounts receivable billed, net of allowance
     for doubtful accounts of $2,349,152 and $2,287,857 as of
     September 30, 2000 and June 30, 2000, respectively                              41,904,070             38,324,777
   Accounts receivable unbilled                                                       6,022,049              3,834,057
    Inventories                                                                       5,603,910              4,574,046
   Note receivable-current portion                                                      173,359                173,359
   Net assets of discontinued operation                                                       -                382,978
   Other current assets                                                               5,794,477              4,428,673
                                                                                      ---------              ---------
     Total current assets                                                            61,971,835             61,621,689
Investments at cost                                                                   7,112,414              7,445,500
Property and equipment, net                                                          18,231,185             18,690,478
Intangible assets, net                                                              152,730,757            154,016,073
Note receivable                                                                         652,010                652,010
Other assets                                                                          3,630,638              3,141,343
                                                                                      ---------              ---------
     Total assets                                                                  $244,328,839           $245,567,093
                                                                                   ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowing                                                             $10,291,059             $9,745,053
   Accounts payable-trade                                                            32,004,632             30,098,401
    Related party payable                                                                    -               5,000,000
   Accrued expenses and other current liabilities                                    14,556,641              9,531,728
   Net liabilities of discontinued operation                                          2,389,473                      -
   Current portion of capital lease obligations                                         222,062                234,032
   Current portion of long-term obligations                                           7,404,546              6,199,820
                                                                                      ---------              ---------
     Total current liabilities                                                       66,868,413             60,809,034
Capital lease obligations, net of current portion                                       340,771                543,517
Long-term obligations, net of current portion                                        34,743,962             35,613,194
Other liabilities                                                                     1,937,239              2,433,450
                                                                                  -------------         --------------

     Total liabilities                                                              103,890,385             99,399,195
                                                                                    -----------             ----------
Convertible preferred stock - $.01 par value; 150,000 shares
   authorized; 30,000 shares of Series E issued and outstanding                      29,417,279             15,353,382

Minority interest in preferred stock of discontinued subsidiary                       6,425,570             18,729,699

Stockholders' equity:
   Common Stock - $.01 par value; 75,000,000 authorized; 30,442,726 and
   30,442,488 shares issued as of September 30, 2000 and
     June 30, 2000, respectively                                                        304,427                304,425
   Additional paid-in capital                                                       207,003,439            208,775,982
   Common stock to be issued                                                             13,139                      -
   Accumulated deficit                                                             (100,673,690)           (95,601,880)
   Accumulated other comprehensive loss                                                (658,000)                     -
   Less:  423,894 shares of common stock in treasury, at cost                        (1,393,710)            (1,393,710)
                                                                                     -----------            ----------
   Total stockholders' equity                                                       104,595,605            112,084,817
                                                                                  -------------             ----------
     Total liabilities and stockholders' equity                                    $244,328,839           $245,567,093
                                                                                   ============           ============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                              2000              1999
                                                              ----              ----

Revenues                                                    $ 47,640,098    $ 27,106,677
                                                            ------------    ------------
Operating costs and expenses:
Direct costs                                                  25,833,672      17,819,178
Salaries and benefits                                         17,426,498       7,952,566
Selling, general and administrative                            4,436,508       1,972,041
Depreciation and amortization                                  2,907,343         949,469
                                                            ------------    ------------

Total operating costs and expenses                            50,604,021      28,693,254
                                                            ------------    ------------
Loss from operations                                          (2,963,923)     (1,586,577)

Interest expense and other, net                               (2,066,472)       (479,063)
                                                            ------------    ------------
Loss from continuing operations before income taxes           (5,030,395)     (2,065,640)

Provision for income taxes                                       (41,415)        (13,284)
                                                            ------------    ------------
Loss from continuing operations                               (5,071,810)     (2,078,924)
Loss from discontinued operations                                   --          (769,246)
                                                            ------------    ------------

Net loss                                                      (5,071,810)     (2,848,170)

Gain on redemption of preferred stock
of discontinued subsidiary                                     8,593,846            --
                                                            ------------    ------------

Net income (loss) available to common stockholders          $  3,522,036    $ (2,848,170)
                                                            ============    ============

Basic and diluted earnings (loss)per share (as revised):
        Continuing operations                               $       (.17)   $       (.09)
        Discontinued operations                                      .29            (.03)
                                                            ------------    ------------

Basic and diluted earnings (loss)per share                  $        .12    $       (.12)
                                                            ============    ============

Weighted average common shares outstanding (as revised)       30,072,273      22,972,516
                                                            ============    ============


See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (unaudited)

                                                                                  2000              1999
                                                                                  ----              ----

Operating activities:
    Net loss                                                                   $(5,071,810)      $(2,848,170)
    Add: loss from discontinued operations                                               -           769,246
                                                                               -----------        ----------
    Loss from continuing operations                                             (5,071,810)       (2,078,924)
    Adjustments to reconcile loss to net cash used in
       operating activities:
        Depreciation                                                             1,020,046           249,106
        Amortization                                                             1,887,297           700,363
        Amortization of debt issuance costs                                        530,611                 -
        Provision for bad debts                                                    200,425            34,500
        Gain on sale of minority interest                                                -           (45,163)
        Compensation expense on stock option grants                                      -           103,155
        Amortization of discount on note receivable                                      -           160,313
    Changes in assets and liabilities:
        Accounts receivable                                                     (6,292,623)       (1,911,198)
        Inventory                                                               (1,029,864)                -
        Other current assets                                                    (1,365,805)           37,020
        Other assets                                                              (612,357)         (133,054)
        Accounts payable - trade                                                 1,906,233           889,293
        Accrued expenses and other current liabilities                           4,528,701        (1,597,290)
                                                                                 ---------        -----------
           Net cash used in operating activities                                (4,299,146)       (3,591,879)
                                                                                -----------        ----------
Investing activities:
    Purchases of property and equipment                                           (560,753)         (469,465)
    Purchases of capitalized software                                             (271,219)                -
    Proceeds from sale of MFI                                                            -           556,984
    Investment in internet companies                                                     -        (6,555,000)
                                                                                ----------        -----------

           Net cash used in investing activities                                  (831,972)       (6,467,481)
                                                                                  ---------       -----------
Financing activities:
    Proceeds from exercises of stock options                                           366           205,426
    Proceeds from private placement of common stock, net                                 -        30,733,259
    Net proceeds from (repayments on) credit facilities                            546,006        (3,553,315)
    Repayment of capital lease obligation                                         (214,716)          (28,445)
    Repayment of related party note payable                                     (5,000,000)       (5,000,000)
    Repayments of long term debt                                                  (402,818)         (313,279)
                                                                                  --------          ---------

           Net cash (used in) provided by financing activities                  (5,071,162)       22,043,646
    Net cash provided by (used in) discontinued operations                       2,772,451          (576,719)
                                                                                 ---------        -----------
    Net (decrease) increase in cash and cash equivalents                        (7,429,829)       11,407,567
    Cash and cash equivalents at beginning of period                             9,903,799         3,285,217
                                                                                 ---------         ---------
    Cash and cash equivalents at end of period                                  $2,473,970       $14,692,784
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

2.       EARNINGS PER SHARE

In the quarter ended September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8,593,846 for the quarter ended September 30, 2000 which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and diluted earnings per share.

As originally reported, the gain on exchange of subsidiary preferred stock was included in the calculation of earnings per share - continuing operations. The Company revised its financial statements for the three months ended September 30, 2000 to reflect such gain in the calculation of earnings per share - discontinued operations.

The effect of this revision on earnings (loss)per share is as follows:

                                                 Previously
                                                  reported              As revised
                                              ------------------     ------------------
Basic earnings (loss)per share:
    Continuing operations                           $.12                  $(.17)
    Discontinuing operations                           -                    .29
                                                    ----                   ----
Basic earnings per share                            $.12                   $.12
                                                    ====                   ====

Weighted  average common shares  outstanding
(basic)                                          30,072,273             30,072,273
                                                 ==========             ==========

Diluted earnings (loss)per share:
    Continuing operations                           $.08                  $(.17)
    Discontinuing operations                           -                    .29
                                                    ----                   ----
Diluted earnings per share                          $.08                   $.12
                                                    ====                   ====

Weighted  average common shares  outstanding
(diluted)                                        42,244,284             30,072,273
                                                 ==========             ==========

The revision resulted in a net loss from continuing operations available to common shareholders. Accordingly, stock options and warrants in the amount of 8,078,109 shares, contingent warrants in the amount of 10,670,000 and convertible preferred stock in the amount of 1,051,031 for the three months ended September 30, 2000 have not been included in the computation of diluted earnings per share as they were antidilutive.

Stock options and warrants in the amount of 3,336,463 shares and contingent warrants in the amount of 10,670,000 for the three months ended September 30, 1999 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period.


3.       COMPREHENSIVE INCOME

Comprehensive income consists of the following for the quarter ended September 30, 2000:

     Net loss                                                    $(5,071,810)
     Other comprehensive income, net of tax:
        Unrealized loss on securities                               (658,000)
                                                                  ------------

     Comprehensive loss                                           $(5,729,810)
                                                                  ============


4.       INVENTORIES

Inventory consists of the following at September 30, 2000 and June 30, 2000:

                                           September 30, 2000     June 30, 2000
                                           ------------------     -------------
         Work in process                         $4,381,668        $4,076,417
         Raw materials and supplies               1,222,242           497,629
                                                 ----------        ----------

         Total                                   $5,603,910        $4,574,046
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



The assets and liabilities of WiredEmpire have been separately classified on the condensed consolidated balance sheets. A summary of these assets and liabilities at September 30, 2000 and June 30, 2000 were as follows:

                                                                        September 30, 2000          June 30, 2000
                                                                        ------------------          -------------

         Current assets                                                      $4,055,264            $  9,970,510
         Non current assets, available for sale                               1,154,923                 606,086
         Current liabilities                                                 (7,599,660)            (10,193,618)
                                                                             -----------            ------------
         Net current (liabilities)assets of discontinued operation          $(2,389,473)           $    382,978
                                                                            ============           =============

         Minority interest in preferred stock of subsidiary                 $(6,425,570)           $(18,729,699)
                                                                             ===========            ============

In September, the Company offered to exchange the preferred shares in exchange for MSGi common shares. As of September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8,593,846, which was recorded through equity and is included in net income available to common stockholders and earnings per share-discontinued operations for the three months ended September 30, 2000. Subsequent to September 30, 2000, additional shares of common stock were exchanged for WiredEmpire preferred stock (see Subsequent Events, Note 13).


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

Supplemental disclosure of revenue by product:

                                                                             Quarter Ended
                                                                             September 30,
                                                               ----------------------------------------
                                                                    2000                       1999
                                                                    ----                       ----
     List sales and services                                     $21,050,326                $18,593,394
     Marketing communication services                             17,510,441                          -
     Database marketing                                            4,205,154                  4,373,659
     Telemarketing                                                 4,507,485                  3,774,280
     Website development and design                                  862,346                    360,350
     Other                                                            28,705                      4,994
     Inter-company revenue elimination                              (524,359)                         -
                                                                    ---------            --------------
     Consolidated total                                          $47,640,098                $27,106,677
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

13.  SUBSEQUENT EVENTS

Subsequent to September 30, 2000, the Company exchanged 656,137 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of approximately $4.8 million, which will be recorded through equity and included in net income available to common stockholders and earnings per share - discontinued operations in the quarter ended December 31, 2000.

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


                Item 2 - Management's Discussion and Analysis of
                ------------------------------------------------
                 Financial Condition and Results of Operations
                 ---------------------------------------------

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


      Results of Operations for the Three Months Ended September 30, 2000,
      --------------------------------------------------------------------
             Compared to the Three Months Ended September 30, 1999.
             ------------------------------------------------------

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

In September, the Company offered to exchange WiredEmpire preferred stock for unregistered shares of MSGi common stock. As of September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8.6 million which is included in net income available to common stockholders and earnings per share - discontinued operations for the three months ended September 30, 2000. The Company believes that the cash on hand at WiredEmpire will be sufficient to satisfy the remaining obligations to be incurred as a result of the decision to discontinue operations.

Subsequent to September 30, 2000, the Company exchanged 657,636 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of approximately $4.8 million which will be recorded through equity and included in net income available to common shareholders and earnings per share-discontinued operations in the quarter ended December 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MARKETING SERVICES GROUP, INC.
                                  (Registrant)


Date:  April 19, 2001     By: /s/ J. Jeremy Barbera
                              ------------------------------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer

Date:  April 19, 2001      By: /s/ Rudy Howard
                               -----------------------------------------
                              Rudy Howard
                              Chief Financial Officer

Date:  April 19, 2001     By: /s/ Cindy H. Hill
                              ------------------------------------------
                              Cindy H. Hill
                              Chief Accounting Officer