Form 10-Q/A
period 2001-04-19
MARKETING SERVICES GROUP INC
filed 2001-04-20
CIK 14280

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                December 31, 2000        June 30, 2000
                                                                                -----------------        -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                           $851,249             $9,903,799
   Accounts receivable billed, net of allowance
     for doubtful accounts of $3,260,721 and $2,287,857 as of
     December 31, 2000 and June 30, 2000, respectively                               48,430,140             38,324,777
   Accounts receivable unbilled                                                       7,988,513              3,834,057
    Inventories                                                                       3,383,664              4,574,046
   Note receivable-current portion                                                      173,359                173,359
   Other current assets                                                               5,500,931              4,428,673
   Net current assets of discontinued operations                                              -                382,978
                                                                                  -------------           ------------
     Total current assets                                                            66,327,856             61,621,689
Investments                                                                             952,749              7,445,500
Property and equipment, net                                                          17,577,026             18,690,478
Intangible assets, net                                                              151,088,805            154,016,073
Note receivable                                                                         652,010                652,010
Other assets                                                                          3,681,535              3,141,343
                                                                                     ----------              ---------
     Total assets                                                                  $240,279,981           $245,567,093
                                                                                  =============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowing                                                             $12,107,633             $9,745,053
   Accounts payable-trade                                                            35,004,662             30,098,401
    Related party payable                                                                    -               5,000,000
   Accrued expenses and other current liabilities                                    13,548,605              9,531,728
   Current portion of capital lease obligations                                         233,130                234,032
   Current portion of long-term obligations                                           7,964,988              6,199,820
   Net current liabilities of discontinued operations                                 3,010,406                      -
                                                                                    -----------            -----------
     Total current liabilities                                                       71,869,424             60,809,034
Capital lease obligations, net of current portion                                       309,122                543,517
Related party obligation                                                                650,000                      -
Long-term obligations, net of current portion                                        31,998,313             35,613,194
Other liabilities                                                                     2,264,148              2,433,450
                                                                                   ------------              ---------

     Total liabilities                                                              107,371,953             99,399,195
                                                                                    -----------             ----------
Convertible preferred stock - $.01 par value; 150,000 shares
   authorized; 30,000 shares of Series E issued and outstanding                      29,360,301             15,353,382
Minority interest in preferred stock of discontinued subsidiary                         280,946             18,729,699
Stockholders' equity:
   Common stock - $.01 par value; 75,000,000 authorized; 32,547,500 and
   30,442,488 shares issued as of December 31, 2000 and
     June 30, 2000, respectively                                                        325,475                304,425
   Additional paid-in capital                                                       213,398,026            208,775,982
   Accumulated deficit                                                             (102,107,564)           (95,601,880)
   Accumulated other comprehensive loss                                              (6,674,500)                     -
   Less:  423,894 shares of common stock in treasury, at cost                        (1,393,710)            (1,393,710)
                                                                                     -----------            ----------
     Total stockholders' equity                                                     103,547,727            112,084,817
                                                                                  -------------            -----------
     Total liabilities and stockholders' equity                                    $240,279,981           $245,567,093
                                                                                   ============           ============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                December 31,                      December 31,
                                                          2000                1999          2000               1999
                                                          ----                ----          ----               ----


Revenues                                              $  61,161,225    $  27,628,987    $ 108,801,323    $  54,735,664
                                                      -------------    -------------    -------------    -------------
Operating costs and expenses:
     Direct costs                                        33,878,460       18,536,676       59,712,132       36,355,854
     Salaries and benefits                               17,672,370        7,765,887       35,098,868       15,718,453
     Selling, general and administrative                  6,160,127        3,111,640       10,596,635        5,083,681
     Depreciation and amortization                        2,913,515          864,725        5,820,858        1,814,194
                                                      -------------    -------------    -------------    -------------
         Total operating costs and expenses              60,624,472       30,278,928      111,228,493       58,972,182
                                                      -------------    -------------    -------------    -------------
Income (loss) from operations                               536,753       (2,649,941)      (2,427,170)      (4,236,518)

     Interest expense and other, net                     (1,946,597)         (65,035)      (4,013,069)        (544,098)
                                                                                                         -------------
     Loss from continuing operations
             before income taxes                         (1,409,844)      (2,714,976)      (6,440,239)      (4,780,616)
     Provision for income taxes                             (24,030)         (48,485)         (65,445)         (61,769)
                                                      -------------    -------------    -------------    -------------
     Loss from continuing operations                     (1,433,874)      (2,763,461)      (6,505,684)      (4,842,385)
     Loss from discontinued operations                         --         (1,673,150)            --         (2,442,396)
                                                      -------------    -------------    -------------    -------------
             Net loss                                    (1,433,874)      (4,436,611)      (6,505,684)      (7,284,781)
Gain on redemption of preferred stock
        of discontinued subsidiary                        4,816,427             --         13,410,273             --
                                                      -------------    -------------    -------------    -------------
Net income (loss) available to common stockholders
        before cumulative effect of change in
        accounting                                        3,382,553       (4,436,611)       6,904,589       (7,284,781)
Cumulative effect of change in accounting (Note 2)      (14,063,897)            --        (14,063,897)            --
                                                      -------------    -------------    -------------    -------------
Net loss available to common stockholders             $ (10,681,344)   $  (4,436,611)   $  (7,159,308)   $  (7,284,781)
                                                      =============    =============    =============    =============

Basic and diluted earnings (loss)per share (as revised):
       Continuing operations                          $        (.05)   $        (.11)   $        (.21)   $        (.20)
       Discontinued operations                                  .15             (.06)             .43             (.10)
       Cumulative effect of change in accounting               (.44)            --               (.45)            --
                                                      -------------    -------------    -------------    -------------

Basic and diluted loss per share                      $        (.34)   $        (.17)   $        (.23)   $        (.30)
                                                      =============    =============    =============    =============

Weighted average common shares
          outstanding  (as revised)                     31,750,831       25,609,980       30,911,552       24,291,248
                                                      =============    =============    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (unaudited)

                                                                     2000              1999
                                                                     ----              ----
Operating activities:
    Net loss                                                     $ (6,505,684)   $ (7,284,781)
    Add: loss from discontinued operations                               --         2,442,396
                                                                 ------------    ------------
    Loss from continuing operations                                (6,505,684)     (4,842,385)
    Adjustments to reconcile loss to net cash used in
       operating activities:
        Depreciation                                                2,060,452         364,196
        Amortization                                                3,760,406       1,436,119
        Amortization of debt issuance costs                         1,117,161            --
        Provision for bad debts                                       747,709          53,920
        Gain on sale of minority interest                                --           (45,163)
        Settlement of litigation                                         --           315,000
        Compensation expense on stock option grants                      --           292,224
        Amortization of discount on note receivable                      --           192,375
    Changes in assets and liabilities:
        Accounts receivable                                       (15,414,276)     (2,671,178)
        Inventory                                                   1,190,382            --
        Other current assets                                       (1,072,259)        393,665
        Other assets                                                 (842,254)       (598,666)
        Accounts payable - trade                                    4,906,261         428,404
        Accrued expenses and other current liabilities              3,547,575      (4,197,872)
                                                                 ------------    ------------
           Net cash used in operating activities                   (6,504,527)     (8,879,361)
                                                                 ------------    ------------
Investing activities:
    Purchases of property and equipment                              (947,000)     (1,058,309)
    Purchases of capitalized software                                (952,280)           --
    Proceeds from sale of MFI                                            --           556,984
    Investment in internet companies                                     --        (6,848,300)
                                                                 ------------    ------------
           Net cash used in investing activities                   (1,899,280)     (7,349,625)
                                                                 ------------    ------------
Financing activities:
    Proceeds from exercises of stock options                            8,142         315,630
    Proceeds from private placement of common stock, net                 --        30,531,827
    Expenditures from private placement of preferred stock            (56,977)           --
    Net proceeds from (repayments on) credit facilities             2,362,580      (4,249,447)
    Repayment of capital lease obligation                            (235,297)        (50,446)
    Repayment of related party note payable                        (5,000,000)     (5,000,000)
    Proceeds of related party note payable                            650,000            --
    Repayments of long-term debt                                   (1,995,575)       (387,445)
                                                                 ------------    ------------

           Net cash (used in) provided by financing activities     (4,267,127)     21,160,119
    Net cash provided by (used in) discontinued operations          3,618,384      (2,363,321)
                                                                 ------------    ------------
    Net (decrease) increase in cash and cash equivalents           (9,052,550)      2,567,812
    Cash and cash equivalents at beginning of period                9,903,799       3,285,217
                                                                 ------------    ------------
    Cash and cash equivalents at end of period                   $    851,249    $  5,853,029
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

As originally reported, the gain on exchange of subsidiary preferred stock was included in the calculation of earnings per share - continuing operations. The Company has revised its financial statements for the three and six months ended December 31, 2000 to reflect such gain in the calculation of earnings per share
- discontinued operations.

The effect of this revision on earnings (loss)per share is as follows:

                                                      Previously reported                  As revised
                                            ----------------------------------   -------------------------------
                                               Three months       Six months      Three months       Six months
                                              ended December        Ended        ended December         Ended
                                                 31, 2000        December 31,       31, 2000        December 31,
                                                                     2000                              2000

Basic earnings (loss)per share:
Continuing operations                        $         .10     $         .22     $        (.05)    $        (.21)
Discontinued operations                                --                --                .15               .43
Cumulative effect of change in accounting             (.44)             (.45)             (.44)             (.45)
                                             --------------    --------------    --------------    --------------
Basic loss per share                         $        (.34)    $        (.23)    $        (.34)    $        (.23)
                                             ==============    ==============    ==============    ==============

Weighted average common shares outstanding
(basic)                                          31,750,831        30,911,552        31,750,831        30,911,552
                                             ==============    ==============    ==============    ==============

Diluted earnings (loss)per share:
Continuing operations                        $         .07     $         .15     $        (.05)    $        (.21)
Discontinued operations                                --                --                .15               .43
Cumulative effect of change in accounting             (.31)             (.31)             (.44)             (.45)
                                             --------------    --------------    --------------    --------------
Diluted loss per share                       $        (.24)    $        (.16)    $        (.34)    $        (.23)
                                             ==============    ==============    ==============    ==============

Weighted average common shares outstanding
(diluted)                                        45,241,109        44,742,696        31,750,831        30,911,552
                                             ==============     =============    ==============    ==============


The revision resulted in a net loss from continuing operations available to common shareholders. Accordingly, stock options and warrants in the amount of 8,078,109 shares, contingent warrants in the amount of 10,670,000 and convertible preferred stock in the amount 1,05,031 for the three and six months ended December 31, 2000 have not been included in the computation of diluted earnings per share as they were antidilutive.

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

The assets and liabilities of WiredEmpire have been separately classified on the condensed consolidated balance sheets as "Net current or noncurrent liabilities of discontinued operations." A summary of these assets and liabilities at December 31, 2000 and June 30, 2000 were as follows:

                                                                         December 31, 2000          June 30, 2000
                                                                         -----------------          -------------

         Current assets, including assets held for sale                        $504,567             $ 9,733,156
         Current liabilities                                                 (3,514,973)             (9,350,178)
                                                                             -----------             -----------
           Net current assets (liabilities) of discontinued operations       (3,010,406)                382,978

         Minority interest in preferred stock of subsidiary                    (280,946)            (18,729,699)
                                                                          --------------            ------------
           Net liabilities of discontinued operations                       $(3,291,352)           $(18,346,721)
                                                                            ============           =============

In September 2000, the Company offered to exchange the preferred shares for MSGi common shares. In the quarters ended December 31, 2000 and September 30, 2000, the Company exchanged 656,137 and 1,313,863 shares, respectively of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4,816,427 and $8,593,846 for the quarters ended December 31, 2000 and September 30, 2000, respectively, which was recorded through equity and is included in net income available to common stockholders and earnings per share-discontinued operations for the three and six months ended December 31, 2000. In January 2001, the Company sold certain assets of WiredEmpire (see Subsequent Events, Note 14).


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

Supplemental disclosure of revenue by product:

                                                         Three Months Ended                Six Months Ended
                                                             December 31,                   December 31,
                                                  --------------------------------------------------------------
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

In December 1999, the staff of the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition, including presentation in the financial statements. The staff provided guidance due, in part, to the large number of revenue-recognition issues that it has encountered in registrant filings. In June 2000, SAB101B, "Second Amendment: Revenue Recognition in Financial Statements", was issued, which defers the effective date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact that SAB 101 will have on its financial statements and will adopt SAB 101 in the fourth quarter of fiscal 2001.


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

      Results of Operations for the Three Months Ended December 31, 2000,
              Compared to the Three Months Ended December 31, 1999
  ---------------------------------------------------------------------------

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

In the quarter ended December 31, 2000, the Company exchanged 656,137 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4.8 million for the quarter ended December 31, 2000, which was recorded through equity and is included in net income available to common stockholders and earning per share - discontinued operations.

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


       Results of Operations for the Six Months Ended December 31, 2000,
               Compared to the Six Months Ended December 31, 1999
  ---------------------------------------------------------------------------

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

In the six months ended December 31, 2000, the Company exchanged 1,970,000 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the six months ended December 31, 2000, which was recorded through equity and is included in net income available to common stockholders and earning per share - discontinued operations.

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

In September, the Company offered to exchange the WiredEmpire preferred shares in exchange for MSGi common shares. In the quarter ending September 30, 2000, the Company exchanged 1,313,863 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8.6 million, which is included in net income available to common stockholders and earnings per share-discontinued operations for the three months ended September 30, 2000. During the quarter ending December 31, 2000, the Company exchanged 656,137 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of approximately $4.8 million, which is included in net income available to common shareholders and earnings per share-discontinued operations in the quarter ended December 31, 2000. The Company believes that the cash on hand at WiredEmpire will be sufficient to satisfy the remaining obligations to be incurred as a result of the decision to discontinue operations.

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