Form 10-Q
period 2001-03-31
MARKETING SERVICES GROUP INC
filed 2001-05-15
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to_________

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

As of May 10, 2001 there were 33,723,606 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                 MARCH 31, 2001



PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

   Item 1  Interim Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets as of
           March 31, 2001 and June 30, 2000 (unaudited)                     3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended March 31, 2001 and 2000
           (unaudited)                                                      4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended March 31, 2001 and 2000 (unaudited)    5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                     6-11

   Item 2  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-16

PART II - OTHER INFORMATION

   Item 1     Legal Proceedings                                           17-18

   Item 4     Submission of Matters to a Vote of Security Holders           19

   Item 6     Exhibit and Report on Form 8-K                                20
              (a) Exhibit
              (b) Report on Form 8-K
   Signatures                                                               21

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                         March 31, 2001     June 30, 2000
                                                                         --------------     -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                 $2,527,363       $9,903,799
   Accounts receivable, net of allowance
     for doubtful accounts of $2,580,837 and $2,287,857 as of
     March 31, 2001 and June 30, 2000, respectively                          47,858,219       42,158,834
    Inventories                                                               3,630,749        4,574,046
   Note receivable-current portion, net                                            --            173,359
   Other current assets                                                       5,451,701        4,428,673
   Net current assets of discontinued operations                                   --            382,978
                                                                          -------------    -------------
     Total current assets                                                    59,468,032       61,621,689
Investments                                                                     302,346        7,445,500
Property and equipment, net                                                  16,840,273       18,690,478
Intangible assets, net                                                      149,631,235      154,016,073
Note receivable, net                                                               --            652,010
Other assets                                                                  3,014,061        3,141,343
                                                                          -------------    -------------
     Total assets                                                          $229,255,947     $245,567,093
                                                                          =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowing                                                      $9,899,839       $9,745,053
   Accounts payable-trade                                                    33,759,351       30,098,401
    Related party payable                                                          --          5,000,000
   Accrued expenses and other liabilities                                    12,235,964        9,531,728
   Current portion of capital lease obligations                                 200,293          234,032
   Current portion of long-term obligations                                   8,342,750        6,199,820
   Net current liabilities of discontinued operations                         2,113,542             --
                                                                          -------------    -------------
     Total current liabilities                                               66,551,739       60,809,034
Capital lease obligations, net of current portion                               269,151          543,517
Long-term obligations, net of current portion                                30,760,620       35,613,194
Common stock subscription                                                     1,820,000             --
Other liabilities                                                             2,978,246        2,433,450
                                                                          -------------    -------------
     Total liabilities                                                      102,379,756       99,399,195
Convertible preferred stock - $.01 par value; 150,000 shares
   authorized; 30,000 shares of Series E issued and outstanding              29,360,301       15,353,382
Minority interest in preferred stock of discontinued subsidiary                 280,946       18,729,699
Stockholders' equity:
   Common stock - $.01 par value; 75,000,000 authorized; 32,547,500 and
   30,442,488 shares issued as of March 31, 2001 and
     June 30, 2000, respectively                                                325,475          304,425
   Additional paid-in capital                                               213,398,026      208,775,982
   Accumulated deficit                                                     (115,094,847)     (95,601,880)
   Less:  423,894 shares of common stock in treasury, at cost                (1,393,710)      (1,393,710)
                                                                          -------------    -------------
     Total stockholders' equity                                              97,234,944      112,084,817
                                                                          -------------    -------------
     Total liabilities and stockholders' equity                            $229,255,947     $245,567,093
                                                                          =============    =============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                            Three Months Ended                  Nine Months Ended
                                                                 March 31,                          March 31,
                                                          2001              2000             2001             2000
                                                          ----              ----             ----             ----

Revenues                                               $45,764,290      $28,822,077     $154,565,612      $83,557,741
                                                     -------------    -------------    -------------    -------------
Operating costs and expenses:
     Direct costs                                       22,619,345       17,204,579       82,331,477       53,560,433
     Salaries and benefits                              17,556,576        9,195,648       52,655,442       24,914,102
     Severance                                           2,000,545           37,586        2,000,545           37,586
     Selling, general and administrative                 4,317,738        3,781,495       14,914,374        8,550,176
     Settlement of litigation                            1,297,970             --          1,297,970          315,000
     Depreciation and amortization                       2,928,887        1,173,741        8,749,745        2,987,935
                                                     -------------    -------------    -------------    -------------
         Total operating costs and expenses             50,721,061       31,393,049      161,949,553       90,365,232
                                                     -------------    -------------    -------------    -------------
Loss from operations                                    (4,956,771)      (2,570,972)      (7,383,941)      (6,807,491)

     Unrealized loss on investments                     (7,275,214)            --         (7,275,214)            --
     Interest expense and other, net                    (1,990,375)        (247,459)      (6,003,444)        (791,557)
                                                     -------------    -------------    -------------    -------------
             Loss from continuing operations
             before income taxes                       (14,222,360)      (2,818,431)     (20,662,599)      (7,599,048)
     Provision for income taxes                            (16,648)         (93,182)         (82,093)        (154,951)
                                                     -------------    -------------    -------------    -------------
     Loss from continuing operations                   (14,239,008)      (2,911,613)     (20,774,692)      (7,753,999)

     Discontinued operations:
     Loss from discontinued operations                        --         (5,760,137)            --         (8,202,533)
     Gain from disposal of discontinued operations       1,251,725             --          1,251,725             --
                                                     -------------    -------------    -------------    -------------
       Income (loss) from discontinued operations        1,251,725       (5,760,137)       1,251,725       (8,202,533)
                                                     -------------    -------------    -------------    -------------

             Net loss                                  (12,987,283)      (8,671,750)     (19,492,967)     (15,956,532)

Gain on redemption of preferred stock
        of discontinued subsidiary                            --               --         13,410,273              --
                                                      -------------    -------------   -------------    -------------
Net loss available to common stockholders before
        cumulative effect of change in accounting      (12,987,283)      (8,671,750)      (6,082,694)     (15,956,532)

Cumulative effect of change in accounting (Note 2)            --               --        (14,063,897)            --
                                                     -------------    -------------    -------------    -------------
Net loss available to common stockholders             $(12,987,283)     $(8,671,750)    $(20,146,591)    $(15,956,532)
                                                     =============    =============    =============    =============

Basic and diluted earnings (loss) per share:
       Continuing operations                                 $(.44)           $(.10)           $(.66)           $(.31)
       Discontinued operations                                 .04             (.21)             .47             (.32)
       Cumulative effect of change in accounting              --               --               (.45)            --
                                                     -------------    -------------    -------------    -------------

Basic and diluted loss per share                             $(.40)           $(.31)           $(.64)           $(.63)
                                                     =============    =============    =============    =============

Weighted average common shares outstanding              32,123,606       27,778,475       31,315,570       25,451,810
                                                     =============    =============    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (unaudited)

                                                                       2001            2000
                                                                       ----            ----
Operating activities:
    Net loss                                                      $(19,492,967)   $(15,956,532)
    (Income) loss from discontinued operations                      (1,251,725)      8,202,533
                                                                  ------------    ------------
    Loss from continuing operations                                (20,744,692)     (7,753,999)
    Adjustments to reconcile loss to net cash used in
       operating activities:
        Depreciation                                                 3,097,069         764,940
        Amortization                                                 5,652,676       2,524,858
        Amortization of debt issuance costs                          1,666,089         284,103
        Provision for bad debts                                        919,592          13,500
        Gain on sale of minority interest                                 --           (45,163)
        Settlement of litigation                                     1,072,970         315,000
        Compensation expense on stock option grants                       --         2,998,252
        Unrealized loss on internet investments                      7,220,500            --
        Changes in assets and liabilities:
        Accounts receivable                                         (6,921,321)       (318,685)
        Inventory                                                      943,297         620,223
        Other current assets                                        (1,129,447)        138,605
        Other assets                                                  (316,158)       (792,854)
        Accounts payable -trade                                      3,660,950      (3,276,556)
        Accrued expenses and other liabilities                       2,807,849      (3,488,171)
                                                                  ------------    ------------
Net cash used in operating activities                               (2,070,626)     (8,015,947)
                                                                  ------------    ------------
Investing activities:
    Purchases of property and equipment                             (1,246,864)     (1,131,485)
    Acquisition of Grizzard, net of cash acquired of $1,645,000           --       (46,160,754)
    Acquisition of Coolidge                                               --          (240,501)
    Purchases of capitalized software                                 (983,497)           --
    Proceeds from sale of MFI                                             --           556,984
    Investment in internet companies                                      --        (6,848,300)
                                                                  ------------    ------------
Net cash used in investing activities                               (2,230,361)    (53,824,056)
                                                                  ------------    ------------
Financing activities:
    Proceeds from exercises of stock options                             8,142       2,029,406
    Proceeds from private placement of common stock, net                  --        30,549,005
    Proceeds from common stock subscription, net                     1,820,000            --
    Proceeds from issuance of preferred stock                             --        29,478,858
    Payment of issuance costs of preferred stock                       (56,977)           --
    Net proceeds from (repayments on) credit facilities                154,786      (6,225,168)
    Net proceeds from bank financing                                      --        22,760,586
    Repayment of capital lease obligations                            (308,105)        (96,087)
    Repayment of related party note payable                         (5,650,000)     (5,000,000)
    Proceeds of related party note payable                             650,000            --
    Repayments of long-term debt                                    (3,666,539)       (233,333)
                                                                  ------------    ------------
    Net cash(used in) provided by financing activities              (7,048,693)     73,263,267
    Net cash provided by (used in) discontinued operations           3,973,244      (4,693,885)
                                                                  ------------    ------------
    Net (decrease) increase in cash and cash equivalents            (7,376,436)      6,729,379
    Cash and cash equivalents at beginning of period                 9,903,799       3,285,217
                                                                  ------------    ------------
    Cash and cash equivalents at end of period                      $2,527,363     $10,014,596
                                                                  ============    ============

See Notes to Condensed Consolidated Financial Statements

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MSGi" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2000 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2001. Certain reclassifications have been made in the fiscal 2000 financial statements to conform to the fiscal 2001 presentation. The Company has no items of other comprehensive income or loss in periods presented. As more fully discussed in
Note 9, WiredEmpire is presented as discontinued operations.

The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with public and private equity offerings, and external financing through debt issuance. However, management believes that the Company's current cash resources and credit facility together with planned cost reductions will be sufficient to fund the Company's operations for the next twelve months. Failure to generate sufficient revenue or achieve planned cost reductions could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

Certain subsidiaries of the Company are in violation of certain working capital and net worth covenants of their credit agreements for which the Company has received waivers from the lenders. The Company may be out of compliance in a future period and unable to obtain waivers from the lenders, which could have a material adverse effect on the Company's ability to continue as a going concern.


2.       EARNINGS PER SHARE

Stock options and warrants in the amount of 8,308,333 shares, contingent warrants in the amount of 10,670,000 and convertible preferred stock in the amount of 2,450,980 shares for the three and nine months ended March 31, 2001 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period.

Stock options and warrants in the amount of 4,800,000 shares, contingent warrants in the amount of 10,670,000 and convertible preferred stock in the amount of 2,450,980 shares for the three and nine months ended March 31, 2000 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period.

During the nine months ended March 31, 2001, the Company exchanged 1,970,000 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the nine months ended March 31, 2001.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in the money at the commitment date. MSGi adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the nine months ended March 31, 2001 related to the March 2000 issuance of the Series E Convertible Preferred Stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.


3.   INVENTORIES

Inventory consists of the following at March 31, 2001 and June 30, 2000:

                                  March 31, 2001        June 30, 2000
                                  --------------        -------------
 Work in process                    $3,225,658            $4,076,417
 Raw materials and supplies            405,091               497,629
                                    ----------            ----------

 Total                              $3,630,749            $4,574,046
                                    ==========            ==========


4.  BORROWINGS

At March 31, 2001, the Company has received the applicable waivers from the lenders of certain subsidiaries of the Company, which were in violation of certain working capital and net worth covenants in their credit agreements.


5.  RELATED PARTY TRANSACTIONS

During the quarter ending December 31, 2000, the Company entered into a promissory note agreement with an officer for up to $1,000,000, due and payable at maturity, January 1, 2002. As of December 31, 2000, the Company received $650,000 in proceeds. The promissory note bore interest at 15% per annum and included certain prepayment penalties. In March 2001, the principal amount owed was paid in full. As of March 31, 2001, there was approximately $150,000 of accrued interest and penalties, which is included in accrued expenses and other liabilities.


6.  CONTINGENCIES AND LITIGATION

In June 1999, certain employees of MSGi Direct, Inc. voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling the Company to recognize and bargain with the ILWU. A hearing on the complaint was conducted before an NLRB administrative Law Judge, the record was closed in September 2000 and the parties are currently awaiting the Judge's decision. In April 2001, the United States District Court for the Northern District of California ("District Court") issued an interim bargaining order pending the final ruling from the NLRB. Although the Company will continue to vigorously defend against these charges, as instructed by the District Court, the Company will begin bargaining with the ILWU. The final outcome of this matter cannot be determined at this time.

An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MSGi and current and former officers of MSGi. The complaint sought compensatory and punitive damages of $10 million in connection with the individual's employment at MFI. In March 2001, although admitting no liability, the Company entered into a settlement agreement. The total cost of the settlement recorded as of March 31,2001 was $1,297,970 which included cash payments aggregating $225,000, forgiveness of a note receivable over eight years of $931,787 and the issuance of 100,000 shares of unregistered MSGI common stock valued at $141,183. As of March 31, 2001, the value of the common stock to be issued is included in other liabilities. The common stock was issued in April 2001.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Marketing Services Group, Inc. and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of Wired Empire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

A demand letter was received from counsel for Pennstone LLC seeking rescission of its purchase of 64,000 shares of WiredEmpire Series A Preferred Stock. That demand was rejected January 2001. To date, no action has been commenced.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of these pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows.


7.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2001, the Company received $860,762 of uncollaterialized financing to acquire additional capitalized software. The notes bear interest at 9.5% and are payable in monthly installments over 36 months with maturity dates ranging from September 30, 2003 through December 31, 2003

During the nine months ended March 31, 2000, the Company entered into capital lease obligations for approximately $149,300 for certain computer equipment.

During the nine months ended March 31, 2000, the Company sold its investment in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.

8.  INVESTMENTS

In December 1999, the Company acquired a 10% interest in Fusion Networks, Inc. for $27,506,400 in common stock. Fusion Networks became a public entity in April 2000. In June 2000, the Company wrote its investment in Fusion Networks down by $20,285,900 to the fair value as determined by the quoted market price. The change was recorded through the statement of operations due to the fact the Company believed the impairment in market value was other than temporary. In the six months ended December 31, 2000, the Company provided a valuation allowance on its investment in Fusion Networks of approximately $6,674,500, adjusting the investment to the fair value as determined by the quoted market price. The allowance was recorded through equity. In March 2001, the Company wrote off its remaining investment in Fusion Networks of approximately $7,220,500 since the unrealized loss was deemed to be other than temporary. The unrealized loss was recognized in the statement of operations.

During the nine months ended March 31, 2001, the Company acquired equity interests of $357,061, in certain companies engaged in internet related businesses in exchange for services. In March 2001, the Company wrote off certain of these investments in the amount of $54,714, since the unrealized loss was deemed to be other than temporary. The unrealized loss was recognized in the statement of operations.


9.  DISCONTINUED OPERATIONS

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

On September 21, 2000, the Boards of Directors of the Company and WiredEmpire approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company completed the shut down of operations in January 2001. The estimated losses associated with WiredEmpire were included in the results of operations for the year ended June 30, 2000. In January 2001, the company sold certain assets of WiredEmpire for $1,250,000, consisting of $1,000,000 in cash and $250,000 held in escrow, which was paid in May 2001. This transaction resulted in a gain on sale of assets of $1,250,000 and is included in the statement of operations in income (loss) from discontinued operations.

The assets and liabilities of WiredEmpire have been separately classified on the condensed consolidated balance sheets. A summary of these assets and liabilities at March 31, 2001 and June 30, 2000 were as follows:

                                                                          March 31, 2001            June 30, 2000
                                                                          --------------            -------------

         Current assets, including assets held for sale                        $465,121            $ 10,576,596
         Current liabilities                                                 (2,578,663)            (10,193,618)
                                                                             -----------            ------------
         Net current (liabilities)
         assets of discontinued operations                                  $(2,113,542)               $382,978
                                                                            ============               ========

         Minority interest in subsidiary preferred stock                      $(280,946)           $(18,729,699)
                                                                          ==============           =============

In September 2000, the Company offered to exchange the preferred shares for MSGi common shares. In the nine months ended March 31, 2001, the Company exchanged 1,970,000 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the nine months ended March 31, 2001.

10.  SEGMENT INFORMATION

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

Supplemental disclosure of revenue by product:

                                                         Three Months Ended               Nine Months Ended
                                                               March 31,                      March 31,
                                                  --------------------------------------------------------------
                                                      2001            2000              2001            2000
                                                      ----            ----              ----            ----
     List sales and services                      $17,429,753     $17,767,563        $59,326,982     $58,773,669
     Marketing communication services              21,082,684       4,182,599         73,712,501       4,182,599
     Database marketing                             3,128,538       3,073,690          9,209,861       9,157,846
     Telemarketing                                  3,622,192       3,243,500         11,436,789       9,932,766
     Website development and design                   925,386         645,004          1,998,871       1,510,861
     Other                                             54,047               -            113,986               -
     Inter-company revenue elimination               (478,310)        (90,279)        (1,233,378)              -
                                                  -----------     -----------       ------------     -----------
     Consolidated total                           $45,764,290     $28,822,077       $154,565,612     $83,557,741
                                                  ===========     ===========       ============     ===========

11.  RECENT ACCOUNTING PRONOUNCEMENTS
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB 101 in the fourth fiscal quarter of 2001. Adoption of SAB 101 will not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Concurrent with the adoption of SAB 101, the Company is required to adopt the provisions of Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Although there will be no impact on net income (loss) or earnings (loss) per share, the adoption of SAB 101 and EITF 99-19 will change the financial presentation of the Company's statement of operations and may have a material impact the amount of revenue recorded. In accordance with SAB 101 and EITF 99-19, upon adoption, the revenue associated with the Company's list sales and services product line will be shown net of certain costs.

12.  TERMINATED ACQUISITION

In October 2000, the Company entered into an agreement, subject to certain conditions, to acquire 80% of the outstanding common stock and all of the outstanding preferred stock of Perks.com, Inc. in a fixed share transaction. The acquisition was targeted to close by March 31, 2001, however, prior to March 31, 2001, the agreement was terminated and accordingly the transaction will not be completed.

13.   OTHER

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris-based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million unregistered common shares (subject to Rule 144), plus a two-year warrant for 400,000 shares priced at $3.00 per share. In accordance with the Agreement, the Company recorded proceeds of $1.8 million, net of fees and expenses, as common stock subscription and $1.0 million was designated as a liability to provide for new business initiatives as of March 31, 2001. As part of the strategic partnership, MSGi will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.


14.    SUBSEQUENT EVENTS

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). The parties conducted discovery, including document production and interrogatories, and a briefing schedule was set by the court for cross-motions for summary judgment. In responses to interrogatory answers, counsel for plaintiff computed damages allegedly due to the Company, based upon the relevant rules promulgated by the Securities Exchange Commission, of approximately $2.7 million. While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 10,670,000 shares of MSGI common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, have resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties have entered into a stipulation of settlement, which is subject to court approval. A hearing for that purpose is now scheduled for June 26, 2001 at 9:30 am. GECC, although continuing to deny all liability but believing that it is in its best interests to resolve both the litigation and the other issues with regard to the warrant, has agreed to reduce the warrant from 10,670,000 shares of MSGI common stock to a fixed amount of 7,500,000 shares of MSGI common stock. In addition, counsel for plaintiff has agreed not to seek, and GECC and the Company have agreed not to oppose, an application for attorney's fee in excess of $350,000. GECC will pay the first $300,000 of any award of counsel fees and any excess of that amount will be paid on a 50/50 basis by GECC and the Company up to an aggregate of $50,000. This settlement is not evidence of any liability of GECC and is not an admission by GECC of any violation of action 16(b). The Company believes that the settlement is in the best interest of the Company because it reduces the overhang associated with the warrant from a maximum of 10,670,000 to a fixed number of 7,500,000 shares of common stock of MSGI. All other terms of the warrant remain the same as previously disclosed. A copy of the stipulation of settlement, executed by all parties, together with the proposed form of judgment to approve the stipulation of settlement, and the amendment to the warrant, are on file with the Clerk of the Court of the United States District Court for the Southern District of New York, 40 Centre Street, New York and is available by request to the Company.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine month periods ended March 31, 2001 and 2000. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

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

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. The estimated losses associated with WiredEmpire were included in the results of operations for the year ended June 30, 2000.

The consolidated financial statements of MSGi have been reclassified to reflect the discontinued operations of WiredEmpire. Accordingly, revenues, costs and expenses, and cash flows of WiredEmpire have been excluded from the respective captions in the Consolidated Statement of Operations and Consolidated Cash Flows of MSGi. The net operating results of WiredEmpire have been reported as "(Income) loss from Discontinued Operations", and the net cash flows of WiredEmpire have been reported as "Net Cash Provided By (Used In) Discontinued Operations". The assets and liabilities of WiredEmpire have been excluded from the respective captions in the Consolidated Balance Sheets of MSGi and have been reported separately.

The Company's business tends to be seasonal. Certain marketing services have higher revenue and profits occurring in the second fiscal quarter, due to the Thanksgiving and Holiday season direct mail campaigns.


Results of Operations for the Three Months Ended March 31, 2001,
----------------------------------------------------------------
Compared to the Three Months Ended March 31, 2000
-------------------------------------------------

Revenues of approximately $45.8 million for the three months ended March 31, 2001 (the "Current Period") increased by $17.0 million or 60% over revenues of $28.8 million during the three months ended March 31, 2000 (the "Prior Period"). Of the increase, approximately $18.3 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Revenue excluding the effects of acquisitions decreased by $1.3 million or 4% primarily due to the elimination of certain lower margin list service contracts.

Direct costs of approximately $22.6 million in the Current Period increased by $5.4 million or 31% over direct costs of $17.2 million in the Prior Period. Of the increase, approximately $7.4 million is attributable to direct costs associated with acquisitions completed at the end of the third quarter in the Prior Period. Direct costs, excluding the effects of acquisitions, decreased by $2.0 million or 12% resulting from the lower volume of certain list service contracts. Direct costs as a percentage of revenue decreased from 60% in the Prior Period to 49% in the Current Period. The decrease in the direct costs as a percentage of revenue results from the acquisition in March 2000 of Grizzard, which has a lower direct cost percentage of revenues, as well as the elimination of certain lower margin list service contracts.

Salaries and benefits of approximately $17.6 million in the Current Period increased by approximately $8.4 million or 91% over salaries and benefits of approximately $9.2 million in the Prior Period. Of the increase, approximately $7.7 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Salaries and benefits, excluding the effects of acquisitions, increased by approximately $.7 million or 8% due to salary increases.

Severance of approximately $2.0 million in the Current Period is due to a one time charge of severance to an executive officer and restructuring of certain businesses in the Northeast.

Selling, general and administrative expenses of approximately $4.3 million in the Current Period increased by approximately $.5 million or 13% over comparable expenses of $3.8 million in the Prior Period. Of the increase, approximately $1.3 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Selling, general and administrative expenses, excluding the effects of acquisitions, decreased by $.8 million, due to $1.2 million reduced spending associated with the restructuring of certain businesses in the Northeast and an overall reduction in overhead spending, offset by $.4 million of legal fees associated with a terminated acquisition.

Settlement of litigation of approximately $1.3 million in the Current Period is due to the settlement of a lawsuit with a previously owned subsidiary and one of their employees.

Depreciation and amortization expense of approximately $2.9 million in the Current Period increased by approximately $1.7 million over expense of $1.2 million in the Prior Period. This is primarily attributable to an increase in depreciation and amortization expense resulting from acquisitions.

Unrealized loss of investments of approximately $7.3 million is attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

Interest expense and other, net of approximately $2.0 million in the Current Period increased by approximately $1.8 million over interest expense and other, net of approximately $.2 million in the Prior Period, principally due to $1.6 million of interest on outstanding borrowings relating to the acquisition of Grizzard. Approximately $.4 million of interest expense in the current period resulted from the amortization of a discount on debt in connection with the financing for the Grizzard Acquisition.

The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against its deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $14.2 million in the Current Period increased by $11.3 million over comparable net loss of $2.9 in the Prior Period.

In the Current Period, the Company sold certain assets of WiredEmpire for a gain of $1.2 million, which is included in results from discontinued operations.

Results of Operations for the Nine Months Ended March 31, 2001,
---------------------------------------------------------------
Compared to the Nine Months Ended March 31, 2000
------------------------------------------------

Revenues of approximately $154.6 million for the nine months ended March 31, 2001 (the "Current Period") increased by $71.0 million or 85% over revenues of $83.6 million during the nine months ended March 31, 2000 (the "Prior Period"). Of the increase, approximately $75.4 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Revenue excluding the effects of acquisitions decreased by approximately $4.4 million, due primarily to the elimination of certain lower margin list service contracts.

Direct costs of approximately $82.3 million in the Current Period increased by $28.7 million or 54% over direct costs of $53.6 million in the Prior Period. Of the increase, approximately $34.5 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Direct costs excluding the effects of acquisitions decreased by $5.8 million or 11% resulting from the elimination of lower volume of list service contracts. Direct costs as a percentage of revenue decreased from 64% in the Prior Period to 53% in the Current Period. The decrease in the direct costs as a percentage of revenue results from the acquisition in March 2000 of Grizzard, which has a lower direct cost percentage of revenues and the elimination of certain lower margin list service contracts.

Salaries and benefits of approximately $52.7 million in the Current Period increased by approximately $27.8 million or 112% over salaries and benefits of approximately $24.9 million in the Prior Period. Of the increase, approximately $25.6 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Salaries and benefits, excluding acquisitions, increased by approximately $2.2 million or 9% due to increase in corporate headcount and salary increases.

Severance of approximately $2.0 million in the Current Period is due to a one time charge of severance to an executive officer and restructuring of certain businesses in the Northeast.

Selling, general and administrative expenses of approximately $14.9 million in the Current Period increased by approximately $6.3 million or 73% over comparable expenses of $8.6 million in the Prior Period. Of the increase, approximately $4.6 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Selling, general and administrative expenses, excluding the effects of acquisitions, increased by $1.7 million, principally due to legal fees associated with a terminated acquisition of $.4 million, increased rent expense due to expansion of certain office space and increased corporate expenses due to merger and acquisition activity.

Settlement of litigation of approximately $1.3 million in the Current Period increased by approximately $1.0 million over $.3 million in the Prior Period. The increase is due to the settlement of a lawsuit with a previously owned subsidiary and one of their employees of $1.2 million in the Current Period. In the Prior Period, an unrelated lawsuit with a former employee was settled at $.3 million.

Depreciation and amortization expense of approximately $8.7 million in the Current Period increased by approximately $5.7 million over expense of $3.0 million in the Prior Period. This is primarily attributable to an increase in depreciation and amortization expense resulting from acquisitions.

Unrealized loss of investments of approximately $7.3 million is attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

Interest expense and other, net of approximately $6.0 million in the Current Period increased by approximately $5.2 million over interest expense and other, net of approximately $.8 million in the Prior Period, principally due to accrued interest on outstanding borrowings relating to the acquisition of Grizzard, less interest expense in the Prior Period on related party debt, which was fully paid in July 2000. Approximately $1.2 million of interest expense in the current period resulted from the amortization of a discount on debt in connection with the financing for the Grizzard Acquisition.

The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $20.8 million in the Current Period increased by $13.0 million over comparable net loss of $7.8 in the Prior Period.

In the Current Period, the Company sold certain assets of WiredEmpire for a gain of $1.2 million, which is included in results from discontinued operations.

In the nine months ended March 31, 2001, the Company exchanged 1,970,000 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the nine months ended March 31, 2001, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in the money at the commitment date. MSGi adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the nine months ended March 31, 2001 related to the March 2000 issuance of convertible preferred stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At March 31, 2001, the Company had cash and cash equivalents of $2.5 million and accounts receivable net of allowances of $43.0 million.

The Company generated a net loss of $19.5 million in the Current Period.

Cash used in operating activities was $2.1 million. Cash used by operating activities principally consists of the net loss and increase in accounts receivable and other current assets, less an increase in accounts payable.

In the Current Period, net cash of $2.2 million used in investing activities consisted of purchases of property and equipment and capitalized software. In the Prior Period, the Company invested $53.8 million in acquisitions, internet companies and property and equipment. The MSGi internet investment strategy has subsequently been suspended. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the Current Period, net cash of $7.0 million used in financing activities consisted primarily of $9.6 million repayments of debt and capital leases, net of $1.8 million in proceeds, net of fees, from private placement of common stock. In the Prior Period, net cash of $73.2 million was provided by financing activities consisting principally of proceeds of $60.0 million, net of fees and expenses, for the private placement of the Company's common and preferred stock, proceeds of $43.6 million in new bank financing and $2.0 million for the exercise of stock options, offset by repayments on lines of credit of

$6.2 million and repayments on acquisition debt and other notes payable of $26.2 million.

At March 31, 2001, the Company had amounts outstanding of $9.9 million on its lines of credit. The Company had approximately $5.5 million available on its lines of credit as of March 31, 2001. Certain subsidiaries of the Company were in violation of certain covenants related to long-term debt and lines of credit and have received the applicable waivers of violation from the lenders. The Company may be out of compliance in a future period and unable to obtain waivers from the lenders, which could have a material adverse effect on the Company's ability to continue as a going concern.


The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with public and private equity offerings, and external financing through debt issuance. However, management believes that the Company's current cash resources and credit facility together with planned cost reductions will be sufficient to fund the Company's operations for the next twelve months. Failure to generate sufficient revenue or achieve planned cost reductions could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.


In September 2000, the Company offered to exchange the preferred shares for MSGi common shares. In the nine months ended March 31, 2001, the Company exchanged 1,970,000 shares of unregistered MSGi common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the nine months ended March 31, 2001. In the quarter ending March 31, 2001, the Company sold certain assets of its WiredEmpire subsidiary for $1,250,000, consisting of $1,000,000 in cash and $250,000 held in escrow, which was paid in May 2001. The gain of $1,250,000 was included in results from operations of discontinued operations.

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris-based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million unregistered common shares (subject to Rule 144), plus a two-year warrant for 400,000 shares priced at $3.00 per share. In accordance with the Agreement, the Company recorded proceeds of $1.8 million, net of fees and expenses, as common stock subscription and $1.0 million was designated as a liability to provide for new business initiatives as of March 31, 2001. As part of the strategic partnership, MSGi will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.

Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is required to adopt SAB 101 in the fourth fiscal quarter of 2001. Adoption of SAB 101 will not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Concurrent with the adoption of SAB 101, the Company is required to adopt the provisions of Emerging Issues Task Force 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent" ("EITF 99-19"). Although there will be no impact on net income (loss) or earnings (loss) per share, the adoption of SAB 101 and EITF 99-19 will change the financial presentation of the Company's statement of operations and may have a material impact the amount of revenue recorded. In accordance with SAB 101 and EITF 99-19, upon adoption, the revenue associated with the Company's list sales and services product line will be shown net of certain costs.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). The parties conducted discovery, including document production and interrogatories, and a briefing schedule was set by the court for cross-motions for summary judgment. In responses to interrogatory answers, counsel for plaintiff computed damages allegedly due to the Company, based upon the relevant rules promulgated by the Securities Exchange Commission, of approximately $2.7 million. While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 10,670,000 shares of MSGI common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, have resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties have entered into a stipulation of settlement, which is subject to court approval. A hearing for that purpose is now scheduled for June 26, 2001 at 9:30 am. GECC, although continuing to deny all liability but believing that it is in its best interests to resolve both the litigation and the other issues with regard to the warrant, has agreed to reduce the warrant from 10,670,000 shares of MSGI common stock to a fixed amount of 7,500,000 shares of MSGI common stock. In addition, counsel for plaintiff has agreed not to seek, and GECC and the Company have agreed not to oppose, an application for attorney's fee in excess of $350,000. GECC will pay the first $300,000 of any award of counsel fees and any excess of that amount will be paid on a 50/50 basis by GECC and the Company up to an aggregate of $50,000. This settlement is not evidence of any liability of GECC and is not an admission by GECC of any violation of action 16(b). The Company believes that the settlement is in the best interest of the Company because it reduces the overhang associated with the warrant from a maximum of 10,670,000 to a fixed number of 7,500,000 shares of common stock of MSGI. All other terms of the warrant remain the same as previously disclosed. A copy of the stipulation of settlement, executed by all parties, together with the proposed form of judgment to approve the stipulation of settlement, and the amendment to the warrant, are on file with the Clerk of the Court of the United States District Court for the Southern District of New York, 40 Centre Street, New York and is available by request to the Company.

In March 2001, the Company entered into a settlement agreement with an employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company. The complaint sought compensatory and punitive damages of $10 million in connection with the individual's employment at MFI. The Company admitted no liability. The total cost of the settlement was $1,297,970 which included cash payments aggregating $225,000, forgiveness of a note receivable over eight years of $931,787 and the issuance of 100,000 shares of unregistered MSGI common stock valued at $141,183.

In June 1999, certain employees of MSGi Direct, Inc. voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling the Company to recognize and bargain with the ILWU. A hearing on the complaint was conducted before an NLRB administrative Law Judge, the record was closed in September 2000 and the parties are currently awaiting the judge's decision. In April 2001, the United States District Court for the Northern District of California ("District Court") issued an interim bargaining order pending the final ruling from the NLRB. Although the Company will continue to vigorously defend against these charges, as instructed by the District Court, the Company will begin bargaining with the ILWU. The final outcome of this matter cannot be determined at this time.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On February 22, 2001, the Company held its annual meeting of stockholders to vote on election of directors and an amendment to the Company's 1999 Employee Stock Option Plan. Of the 32,125,343 shares of the Company's common stock, par value $.01 per share, entitled to vote at the meeting, holders of 28,234,578 shares were present in person or were represented by proxy at the meeting.

The directors elected at the meeting and the results of the voting were as follows:

General nominees:                   For                       Withheld
                                    ---                       --------
S. James Coppersmith               27,107,882                 1,126,696
C. Anthony Wainwright              27,107,807                 1,126,771
Stephen Killeen                    27,297,857                   936,721


The shares voted regarding the Board of Directors' proposal to increase the number of authorized shares of the Company's 1999 Employee Stock Option Plan from 3,000,000 to 4,000,000 were as follows:

                           For                     26,322,340
                           Against                  1,866,232
                           Abstain                     46,006
                           Broker non-votes                -

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibit

     None


Notes relating to Exhibit:
a)   Filed herewith.

b)   Report on Form 8-K
     On or about January 9, 2001, the Company filed a current report on Form 8-K regarding the Company's retention of Goldman Sachs & Company, Inc. as its financial advisor to assist in exploring strategic alternatives.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MARKETING SERVICES GROUP, INC.
                            (Registrant)


Date:  May 14, 2001       By: /s/ J. Jeremy Barbara
                              ------------------------------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer

Date:  May 14, 2001        By: /s/ Rudy Howard
                               -----------------------------------------
                              Rudy Howard
                              Chief Financial Officer

Date:  May 14, 2001       By: /s/ Cindy H. Hill
                              ------------------------------------------
                              Cindy H. Hill
                              Chief Accounting Officer