Form 10-K405
period 2001-06-30
MARKETING SERVICES GROUP INC
filed 2001-09-28
CIK 14280

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________________ to______________________
                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)

              Nevada                                     88-0085608
              ------                                     ----------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
    of incorporation or organization)

         333 Seventh Avenue, 20th Floor
              New York, New York                                  10001
     --------------------------------------                  --------------
    (Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, including area code:                   (917) 339-7100
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                  --------------
Securities registered pursuant to Section 12(g) of the Act:
                                                                  --------------

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
                                  X  Yes   No
                                  --    --
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of September 17, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,801,332.

As of September 17, 2001, there were 33,723,616 shares of the Registrant's common stock outstanding.

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

Item 1 - Business
-----------------

General
-------

Marketing Services Group, Inc. (the "Company" or "MKTG") is a leading relationship marketing company focused on assisting corporations with customer acquisition and retention strategies and solutions. Its customized marketing capabilities combine comprehensive traditional marketing tactics with an aggressive integration of sophisticated new media applications encompassing direct marketing, database management, analytics, interactive marketing services, telemarketing and media buying. Operating in seven major cities in the United States, the Company provides strategic services to Fortune 1000 and other prominent organizations in key industries including: Entertainment, Publishing, Fundraising, Business-to-Business, Education and Financial Services.

MKTG provides marketing solutions to approximately 5,000 clients worldwide with revenues for the fiscal year ended June 30, 2001 of $127.7 million. The Company has over 1,000 full-time employees with material offices in New York, Boston, Philadelphia, Atlanta, Houston, Los Angeles and San Francisco areas.

The Company's Strategy
----------------------

MKTG's strategy to enhance its position as a value-added premium provider of integrated marketing services is to:

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

Background
----------

The Company was originally incorporated in Nevada in 1919. The current business of MKTG, previously known as All-Comm Media Corporation and prior to that as Sports-Tech, Inc., began operations in 1995.

Through the years, the Company has acquired and formed direct marketing companies. The Company's acquisitions and dispositions are summarized as follows:

Date                 Name of Company Acquired                 Service Performed
----                 ------------------------                 -----------------

May 1995         Stephen Dunn & Associates, Inc.          Provides telemarketing and
                                                          telefundraising,
                                                          specializing in the arts, educational
                                                          and other institutional tax exempt
                                                          organizations.

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

December 1997    Media Marketplace, Inc.                  Specializes in providing list
                 Media Marketplace Media                  management, list brokerage and media
                 Division, Inc.                           planning and buying services.

May 1998         Formed Metro Fulfillment, Inc.           Performed services such as on-line
                                                          commerce, real-time database
                                                          management inbound/outbound
                                                          customer service, custom packaging,
                                                          assembling, product warehousing,
                                                          shipping, payment processing and
                                                          retail distribution.

January 1999     Stevens-Knox & Associates, Inc.          Specializes in providing list
                 Stevens-Knox List Brokerage, Inc.        management, list brokerage and
                 Stevens-Knox International, Inc.         database management services.

March 1999       Sold 85% of Metro Fulfillment, Inc.

May 1999         CMG Direct Corporation                   Specializes in database services.

September 1999   Sold remaining 15% of
                 Metro Fulfillment, Inc.






March 2000       Grizzard Advertising, Inc.               Specializes in strategic planning,
                                                          creative services, database
                                                          management, print-production,
                                                          mailing and Internet marketing.

March 2000       The Coolidge Company                     Specializes in list management
                                                          and list brokerage services.


On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $91.3 million payable in cash, subject to a final working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company anticipates recording an extraordinary loss of approximately $4.7 million in the September 2001 quarter as a result of the early extinguishment of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million. The purchase price was determined through arms-length negotiations between the purchaser and MKTG.

At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million. In the year ended June 30, 2001, the Company recognized a loss on assets held for sale in the amount of $36.7 million representing a write-down of the amount of assets held for sale to net realizable value. Grizzard's revenues included in the Company's statement of operations for the fiscal years ended June 30, 2001 and 2000 were $82.8 million and $19.6 million. Grizzard's net loss included in the Company's statement of operations for the fiscal years ended June 30, 2001 and 2000 were $41.0 million and $3.8 million, respectively.


Capital Stock and Financing Transactions
----------------------------------------

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company
$3.0 million and in April 2001 received 1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrants are exercisable over a two year period. The warrants were valued at $.9 million as determined by the Black-Scholes option pricing model and were recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as a liability to provide for new initiatives. As part of the strategic partnership, MKTG will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.

Related to the issuance of Firstream common shares, a warrant was issued to purchase 300,000 common shares for broker fee compensation. The warrant is exercisable over a two year period. The warrant was valued at $.3 million as determined by the Black-Scholes option pricing model.

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

Telemarketing/telefundraising projects generally require significant amounts of customer information supplied by the client or third party sources. Custom telemarketing/telefundraising programs seek to maximize a client's direct marketing results by utilizing appropriate databases to communicate with a specific audience. This customization is often achieved through sophisticated and comprehensive data analysis which identifies psycho graphic, cultural and behavioral patterns in specific geographic markets.

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

According to the most recently available information from the Direct Marketing Association, the industry's largest trade association, total U.S. direct marketing advertising expenditures was projected to reach $191.6 billion during 2000, a 8.5% increase over 1999. The 2000 direct marketing advertising expenditure figure is inclusive of all direct marketing through various mediums including direct mail, telephone marketing, newspaper, magazine, TV, radio and internet marketing. Direct marketing advertising expenditures were projected to represent 56.5% of all U.S. advertising expenditures, estimated to be $339.3 billion, in 2000. Direct mail accounts for approximately 24% of total direct marketing expenditures nationwide.

Additionally, consumer direct marketing advertising expenditures via telephone marketing were projected to be $24.7 billion in 2000, growing to $33.8 billion in 2005. The compounded annual growth in this segment was estimated to be 6.8% from 1995 through 2000 and is projected to be 5.1% from 2000 through 2005.

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

                               Database Marketing

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

Other data processing services provided include migration (takeover and turnover) support for database maintenance or creation, merge/purge, data overlay and postal qualification. The Company also offers on-line and batch processing capacity, technical support, and data back up and recovery.

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

Response Analysis, Predictive Modeling and Testing Services. Response analysis of direct mail respondents, including age, demographic and lifestyle attributes, to determine which particular attributes of the responding universe played a part in increasing the recipients' propensity to respond to the offer. This service is provided to improve direct marketing response rates.

Market Analysis. The Company's market research services include problem conceptualization, program design, data gathering and results analysis. These services are conducted through telephone, mail and focus groups. Through the use of data capture technology; the Company is also able to obtain data from a statistically predictable sample of market survey contacts. The Company then tabulates and analyzes fielded data using multi-variate statistical techniques, and produces detailed reports to answer clients' marketing questions and suggest further marketing opportunities.

Direct Mail Support Services. The Company's direct mail support services include preparing and coordinating database services and custom telemarketing/telefundraising services for use in addressing and mailing materials to current and potential customers. The Company obtains name and address data from clients and other external sources, processes the data to eliminate duplicates, corrects errors, sorts for postal discounts and electronically prepares the data for other vendors who will address pre-printed materials.
                             List Sales and Services

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

Media Planning and Buying. The Company's Media Division is a multifaceted direct response media broker specializing in direct advertising such as: traditional print advertising; cooperative direct mail programs; Sunday supplements; card decks, publisher's representation and more.

                        Marketing Communications Services

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

                         Website Development and Design

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

                         Telemarketing / Telefundraising

Custom Telemarketing/Telefundraising Services.Custom telemarketing/telefundraising services are designed according to the client's existing database and any other databases, which may be purchased or rented on behalf of the client to create a direct marketing program or fundraising campaign to achieve specific objectives. After designing the program according to the marketing information derived from the database analysis, it is conceptualized in terms of the message content of the offer or solicitation, and an assessment is made of other supporting elements, such as the use of a direct mail letter campaign.

Typically, a campaign is designed in collaboration with a client, tested for accuracy and responsiveness and adjusted accordingly, after which the full campaign is commenced. The full campaign runs for a mutually agreed period, which can be shortened or extended depending on the results achieved.

The Company maintains a state-of-the-art outbound telemarketing/telefundraising calling center in Berkeley, California. The Berkeley calling center increases the efficiency of its outbound calling by using a computerized predictive dialing system supported by a UNIX based call processing server system and networked computers. The predictive dialing system, using relational database software, supports 72 outbound telemarketers and maximizes calling efficiency by reducing the time between calls for each calling station and reducing the number of calls connected to wrong numbers, answering machines and electronic devices. The system provides on-line real time reporting of caller efficiency and client program efficiency as well as flexible and sophisticated reports analyzing caller sales results and client program results against Company and client selected parameters. The Berkeley calling center has the capacity to serve up to 20 separate clients or projects simultaneously and can produce 27,000 or more valid contacts per week, Depending on the nature of the lead base or 4,032 calling hours per week (209,664 per year) on a single shift basis. A valid contact occurs when the caller speaks with the intended person and receives a "yes," "no" or "will consider" response. The existing platform can be expanded to accommodate 100 predictive dialing stations.



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

The Company markets its marketing services through a sales force consisting of both salaried and commissioned sales persons. In some instances, account representatives will coordinate a client's database management, Internet, custom telemarketing/telefundraising, fulfillment and/or other direct marketing needs to identify cross-selling opportunities.

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

On-site telemarketing and telefundraising fees are generally based on hourly billing rates and a mutually agreed percentage of amounts received by the Company's clients from a campaign. Off-site fees are typically based on a mutually agreed amount per telephone contact with a potential donor without regard to amounts raised for the client.

Client Base
-----------

The Company believes that its large and diversified client base is a primary asset, which contributes to stability and the opportunity for growth in revenues. The Company has approximately 5,000 clients who utilize its various marketing services. Its customized marketing capabilities combine comprehensive traditional marketing tactics with an aggressive integration of sophisticated new media applications encompassing direct marketing, database management, analytics, interactive marketing services, telemarketing and media buying. Operating in seven major cities in the United States, the Company provides strategic services to Fortune 1000 and other prominent organizations in key industries including: Entertainment, Publishing, Fundraising, Business-to-Business, Education and Financial Services. No single client accounted for more than 5% of total revenue for the fiscal years ended June 30, 2001, 2000 and 1999.


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

Competition is based on quality and reliability of products and services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the media and entertainment, publishing, fundraising, business-to-business, education and financial services sectors. The Company's principal competitors include: Acxiom Corporation, Harte-Hanks Communications, Experian North America, InfoUSA, Fair-Isaac, Epsilon and Triplex. The current market is highly competitive and the Company anticipates that new competitors will continue to enter the market. These competitors tend to have greater financial, technical and marketing resources than the Company.

Facilities
----------

The Company leases all of its real property. Facilities for its headquarters are in New York City; its sales and service offices are located in New York City, New York; Newtown, Pennsylvania, Berkeley and Los Angeles, California; Wilmington, Massachusetts; its data centers are located in New York City and Boston; its telemarketing calling center is located in Berkeley. The Company believes that its remaining facilities are in good condition and are adequate for its current needs through fiscal 2002. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data centers in New York City and Boston, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 2002. Nevertheless, the Company intends to expand its technological resources, including computer systems, software, telemarketing equipment and technical support. Any such expansion may require the leasing of additional operating office space.

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

With the exception of regulations generally applicable to businesses, with respect to the Company's Internet products and services, the Company is not currently subject to direct regulation by any government agency. Due to increasing popularity and use of the Internet, however, it is possible that a number of laws may be adopted with respect to the Internet in the future, covering such issues as: user privacy; pricing of goods and services offered; and types of products and service offered.

If the government adopts any additional laws or regulations covering use of the Internet, such actions could decrease the growth of the Internet. Any such reduction in the growth of the Internet may reduce demand for the Company's goods and services and raise the cost to the Company of producing such goods and services. Finally, the sales of services may be reduced and the costs to produce such services may be increased if existing U.S. federal and state laws and foreign laws governing issues such as commerce, taxation, property ownership, defamation and personal privacy are increasingly applied to the Internet.

Employees
---------

At June 30, 2001, the Company employed approximately 2,006 persons, of whom 1,059 were employed on a full-time basis. As of June 30, 2001, none of the Company's employees were covered by collective bargaining agreements and the Company believes that its relations with its employees are good. As of September 2001, approximately 75 employees of the Berkeley calling center are expected to apply for membership of the International Longshore and Warehouse Union ("ILWU"). Management believes the unionization of the Berkeley calling center will not have an adverse effect on the Company's operations.

Item 2 - Properties
-------------------

The Company owned land and buildings in Houston and Atlanta, which were included in the sale of Grizzard (see Note 20 to the Company's consolidated financial statements included in this Form 10-K). In addition, the Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 12 of Notes to the Company's Consolidated Financial Statements included in this Form 10-K.

              Location                              Square Feet

              New York, New York                          40,900
              Atlanta, Georgia                            30,500
              Wilmington, Massachusetts                   20,000
              Los Angeles, California                     17,100
              Newtown, Pennsylvania                       13,250
              Burlington, Massachusetts                    7,450
              Houston, Texas                               6,130
              Berkeley, California                         6,600
              Venice, California                           5,500
              Altamonte Springs, Florida                   2,400
              Stamford, Connecticut                        1,000
              Lincoln, Nebraska                              910


Item 3 - Legal Proceedings
--------------------------

In June 1999, certain employees of the Company's wholly owned subsidiary, MSGi Direct, Inc. voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling the Company to recognize and bargain with the ILWU. A hearing on the complaint was conducted before an NLRB Administrative Law Judge ("Judge") and the record was closed in September 2000. In April 2001, the United States District Court for the Northern District of California ("District Court") issued an interim bargaining order pending the final ruling from the NLRB. The Company thereafter began bargaining with the ILWU. On May 31, 2001, the Judge issued a decision finding that the Company had engaged in certain unfair labor practices, but dismissed other charges. The Judge recommended among other things, that the Company recognize and bargain with the union. The Company chose not to appeal this decision and on July 27, 2001, the NLRB adopted the Judge's findings and conclusions and ordered the Company to take the action recommended by the Judge. The Company is in the process of complying with the order.

An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MKTG and current and former officers of MKTG. The complaint sought compensatory and punitive damages of $10,000,000 in connection with the individual's employment at MFI. In March 2001, although admitting no liability, the Company entered into a settlement agreement. The total cost of the settlement, recorded as of March 31, 2001, was $1,297,970 which included cash payments aggregating $225,000, forgiveness of a note receivable over eight years and related interest of $931,787 and the issuance of 100,000 shares of unregistered MKTG common stock valued at $141,183.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Marketing Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

A demand letter was received from counsel for Pennstone LLC seeking rescission of its purchase of 64,000 shares of WiredEmpire Series A Preferred Stock. That demand was rejected in January 2001. To date, no action has commenced.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 10,670,000 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and certain issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. The plaintiff has filed a motion for summary judgment. Accordingly, the Levy case remains pending and there are no changes to the warrant.

                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the Company trades on the NASDAQ National Market under the symbol "MKTG." Prior to July 30, 2001, the Company traded under the symbol "MSGI." The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the
NASDAQ:

                                                     Low           High
                                                     ---           -----

                Fiscal 2001
                   Fourth Quarter                 $ 0.71          $1.67
                   Third Quarter                    1.03           2.81
                   Second Quarter                   1.03           2.81
                   First Quarter                    2.38           6.50

                Fiscal 2000
                   Fourth Quarter                 $ 4.06          $15.00
                   Third Quarter                   15.06           28.75
                   Second Quarter                  11.00           21.13
                   First Quarter                   11.19           29.50


As of June 30, 2001, there were approximately 1,001 registered holders of record of the Company's common stock. (This number does not include approximately 9,000 investors whose accounts are maintained by securities firms in "street name".) The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2001 have been derived from the Company's audited consolidated financial statements. This financial information should be read in conjunction with management's discussion and analysis (Item 7) and the notes to the Company's consolidated financial statements (Item 14).

                                   Historical
                              Years ended June 30,
                              --------------------
                      (In thousands, except per share data)

                                               1997 (1)         1998 (2)          1999 (3)           2000 (4)            2001
                                               --------         --------          --------          ---------          -------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues (16)                                 $  19,404         $  26,792         $  33,489         $  62,488         $ 127,723

Amortization and depreciation                 $     970         $   1,486         $   2,282         $   6,028         $  11,730

Loss from operations                          $  (3,574)        $    (580)        $  (7,072)        $ (11,292)        $ (50,645)

Loss from continuing operations               $  (5,377) (5,6)  $    (780)        $  (7,646)  (8)   $ (41,130)  (11)  $ (67,091)(13)

(Loss) gain from discontinued operations             --                --                --         $ (34,543)  (12)  $   1,252 (14)

Net loss                                      $  (5,377)        $    (780)        $  (7,646)        $ (75,673)        $ (65,839)

Net loss available to common stockholders     $ (20,199)        $  (4,724) (7)    $ (20,181)  (9)   $ (75,673)        $ (66,492)(15)


Loss per common share:
    Continuing operations                     $   (2.85)        $   (0.37)        $   (1.39)        $   (1.55)        $   (2.10)
    Discontinued operations                          --                --                --             (1.30)             0.46
    Cumulative effect of change in accounting        --                --                --                --             (0.44)
                                              ---------         ---------         ---------         ---------         ---------

                                              $   (2.85)        $   (0.37)        $   (1.39)        $   (2.85)        $   (2.08)

Weighted average common shares
      outstanding                                 7,089            12,892            14,552            26,582            31,918

OTHER DATA:
EBITDA (10)                                   $       4         $     906         $  (4,346)        $  (4,844)        $   1,081

Net cash used in
      operating activities:                   $  (2,664)        $  (1,886)        $     (45)        $ (11,357)        $  (5,662)

Net cash provided by (used in)
    investing activities:                     $     578         $  (7,281)        $ (18,939)        $ (60,116)        $  (3,365)

Net cash provided by
      financing activities:                   $   3,622         $  12,474         $  16,035         $  78,904            (3,407)

Net cash (used in) provided by discontinued
operations                                           --                --                --         $    (812)        $   4,256

                                   Historical
                                   ----------
                                 As of June 30,
                                 --------------
                                 (In thousands)

CONSOLIDATED BALANCE SHEETS DATA:               1997               1998            1999                2000              2001
                                                ----               ----            ----                ----             ------
Cash and cash equivalents                     $  2,929          $  6,235          $  3,285           $  9,904          $  1,725

Working capital (deficit)                     $    189          $  5,013          $ (9,647)          $    813          $ 29,146

Total intangible assets                       $ 16,127          $ 24,771          $ 56,978           $154,016          $ 54,363

Total assets                                  $ 25,391          $ 49,781          $ 97,627           $245,567          $170,390

Total long term debt, net of current portion  $  3,205          $    204          $  5,937           $ 36,157          $  4,429

Total stockholders' equity                    $ 13,686          $ 17,325          $ 48,928           $113,957          $ 68,778

(1) Effective October 1, 1996, the Company acquired all of the outstanding common shares of Metro Services Group, Inc., renamed MSGi Direct - New York, Inc. The results of operations for MSGi Direct - New York, Inc are included in the consolidated statements of operations beginning October 1, 1996.

(2) Effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. The results of operations for Pegasus are included in the consolidated statements of operations beginning July 1, 1997. Effective December 1, 1997, the Company acquired all of the outstanding common shares of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. renamed MSGi Direct - Philadelphia, Inc. The results of operations for MSGi Direct - Philadelphia, Inc. are included in the consolidated statements of operations beginning December 1, 1997. In May 1998, MKTG formed Metro Fulfillment, Inc., a new operating subsidiary.

(3) Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox List Brokerage, Inc., Stevens-Knox List Management, Inc. and Stevens-Knox International, Inc. (collectively, "SKA"). The results of operations for SK&A are included in the consolidated statements of operations beginning January 1, 1999. Effective March 1, 1999 the Company sold 85% of its subsidiary Metro Fulfillment. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. On May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct, Inc., renamed MSGi Direct - Boston, Inc. The results of operations for MSGi Direct - Boston, Inc. are included in the consolidated statements of operations beginning May 14, 1999.

(4) On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company. On March 22, 2000 the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. Effective October 1, 1999, the Company acquired 87% of the outstanding common shares of The Cambridge Intelligence Agency. The results of operations for these acquisitions are included in the consolidated statements of operations from the date of the respective acquisition.

(5) Loss from operations includes compensation expense on option grants of $1,650 which were granted at exercise prices below market value and approximately $958 for restructuring costs.

(6) Net loss includes a charge for $113 for discounts on warrant exercises and $1,180 for the costs associated with a withdrawn public offering.

(7) Net loss available to common shareholders includes the impact of dividends on preferred stock for a non-cash beneficial conversion feature of $3,214.

(8) Loss from continuing operations and net loss include a one-time severance charge of $1,125 and a compensation expense on option grants of $444 which were granted at exercise prices below market value.

(9) Net loss available to common shareholders includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11,366 for exercises of stock options and warrants; (b) $949 in cumulative undeclared preferred stock dividends; and (c) $220 of periodic non-cash accretions of preferred stock.

(10) EBITDA is defined as earnings from continuing operations before interest, income tax, depreciation, amortization and other non-recurring and non-cash items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of MKTG's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense. MKTG's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

(11) Loss  from  continuing   operations  includes  a  charge  for  $27,216  for
     write-downs of certain Internet investments.

(12) On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down operations which was completed by the end of January 2001. The estimated losses associated with WiredEmpire are $34,543 and are reported as discontinued operations.

(13) Loss from operations includes a loss on assets held for sale of $36,697, severance costs of $2,001, write-down of Internet investments of $7,578 and expenses associated with settlement of litigation of $1,298.

(14) In January 2001, the company sold certain assets of WiredEmpire for a gain of $1,252.

(15) Net loss available to common stockholders includes a cumulative effect of a change in accounting of $14,064 in connection with the adoption of EITF 00-27.

(16) Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101, did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

In September 2000, the Company decided to discontinue the operations of its WiredEmpire subsidiary. Results of these operations have been classified as discontinued operations and all prior period results have been restated.

The following is a summary of the quarterly operations for the years ended June 30, 2000 and 2001.
                                   Historical
                             Quarter ended June 30,
                             ----------------------
                      (In thousands, except per share data)
                                   (unaudited)

                                                        9/30/1999   12/31/1999   3/31/2000   6/30/2000
                                                        ---------   ----------   ---------   ---------
Revenues (1)                                             $ 10,733    $ 10,164    $ 14,587    $ 27,003
Loss from operations                                     $ (1,587)   $ (2,650)   $ (2,571)   $ (4,485)
Loss from continuing operations                          $ (2,079)   $ (2,763)   $ (2,912)   $(33,376)
Loss from discontinued operation                         $   (769)   $ (1,673)   $ (5,760)   $(26,340)
Net loss                                                 $ (2,848)   $ (4,437)   $ (8,672)   $(59,716)
Net loss available to common stockholders                $ (2,848)   $ (4,437)   $ (8,672)   $(59,716)
Basic and diluted loss per share:
     Continuing operations                               $  (0.09)   $  (0.11)   $  (0.10)   $  (1.11)
     Discontinued operations                                (0.03)      (0.06)      (0.21)      (0.88)
                                                         --------    --------    --------    --------
Basic and diluted loss per share                         $  (0.12)   $  (0.17)   $  (0.31)   $  (1.99)
                                                         ========    ========    ========    ========


                                   Historical
                             Quarter ended June 30,
                             ----------------------
                      (In thousands, except per share data)
                                   (unaudited)


                                                        9/30/2000   12/31/2000   3/31/2001   6/30/2001
                                                        ---------   ----------   ---------   ---------
Revenues (1)                                            $ 29,182    $ 40,588    $ 31,115    $ 26,838
(Loss) income from operations                           $ (2,964)   $    537    $ (4,957)   $(43,261)(2)
Loss from continuing operations                         $ (5,072)   $ (1,434)   $(14,239)   $(46,346)
Income from discontinued operation                            --          --    $  1,252          --
Net loss                                                $ (5,072)   $ (1,434)   $(12,987)   $(46,346)
Net income (loss) attributable to common stockholders
  before cumulative effect of change in accounting      $  3,522    $  3,383    $(12,987)   $(46,346)
Net income (loss) available to common stockholders      $  3,522    $(10,681)   $(12,987)   $(46,346)
Basic and diluted earnings (loss) per share:
     Continuing operations                              $  (0.17)   $  (0.05)   $  (0.44)   $  (1.37)
     Discontinued operations                                0.29        0.15        0.04          --
     Cumulative effect of change in accounting                --       (0.44)         --          --
                                                        --------    --------    --------    --------
Basic and diluted loss per share                        $   0.12    $  (0.34)   $  (0.40)   $  (1.37)
                                                        ========    ========    ========    ========


(1)  Prior periods presented have been restated in accordance with SAB 101. See
     Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K.

(2)  Includes loss on assets held for sale of $36,697.

Item 7 - Management's Discussion and Analysis
----------------------------------------------

Overview
--------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve-month period ended June 30, 2001. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-K.

To facilitate an analysis of MKTG operating results, certain significant events should be considered.

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

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. In the fiscal year ended June 30, 2000, the Company recorded losses associated with WiredEmpire of approximately $34.5 million. These losses included approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal which included approximately $2.0 million in losses from operations from the measurement date through the estimated date of disposal. It also included provisions for vested compensation expense of $2.0 million, write down of assets to net realizable value of $8.8 million, lease termination costs of $1.9 million, employee severance and benefits of $1.8 million and other contractual commitments of $.5 million. As of June 30, 2001, approximately $2.4 million remains accrued representing payments expected to be made related to legal and lease obligations.

In September 2000, the Company offered to exchange the WiredEmpire preferred shares for MKTG common shares. In the year ended June 30, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2001, 48,000 shares of WiredEmpire preferred stock have not been exchanged.

In January 2001, the Company sold certain assets of WiredEmpire for $1.3 million, consisting of $1.0 million in cash and $.3 million held in escrow, which was paid in May 2001. This transaction resulted in a gain on sale of assets of $1.3 million and is included in the statement of operations in income
(loss) from discontinued operations.

The assets and liabilities of WiredEmpire have been separately classified on the consolidated balance sheets as "Net assets (liabilities) of discontinued operations." Results of these operations have been classified as discontinued operations and all prior period results have been restated.

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

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $91.3 million payable in cash, subject to a final working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company anticipates recording an extraordinary loss of approximately $4.7 million in the September 2001 quarter as a result of the early extinguishment of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million. The purchase price was determined through arms-length negotiations between the purchaser and MKTG.

At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million. In the year ended June 30, 2001, the Company recognized a loss on assets held for sale in the amount of $36.7 million representing a write-down of the amount of assets held for sale to net realizable value. Grizzard's revenues included in the Company's statement of operations for the fiscal years ended June 30, 2001 and 2000 were $82.8 million and $19.6 million. Grizzard's net loss included in the Company's statement of operations for the fiscal years ended June 30, 2001 and 2000 were $41.0 million and $3.8 million, respectively.

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101, did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

The Company's business tends to be seasonal. Certain marketing services have higher revenues and profits occurring in the second fiscal quarter, followed by the first fiscal quarter based on the seasonality of its clients' mail dates to coordinate with the Thanksgiving and Holiday season. Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the springtime and continue during the summer months.


Results of Operations Fiscal 2001 Compared to Fiscal 2000
---------------------------------------------------------

Revenues of approximately $127.7 million for the year ended June 30, 2001 (the "Current Period") increased by $65.2 million or 104% over revenues of $62.5 million during the year ended June 30, 2000 (the "Prior Period"). Of the increase, approximately $64.0 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Revenue excluding the effects of acquisitions increased by approximately $1.2 million, due primarily to increased telemarketing and website development revenue volume. The revenue increases for database marketing were partially offset by elimination of certain lower margin list service contracts.

Direct costs of approximately $36.0 million in the Current Period increased by $24.2 million or 205% over direct costs of $11.8 million in the Prior Period. Of the increase, approximately $23.7 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Direct costs excluding the effects of acquisitions increased by $.5 million or 4% resulting from the increased operating cost of the database marketing centers which generated increased revenue volume. Direct costs as a percentage of revenue increased from 19% in the Prior Period to 28% in the Current Period. The increase in the direct costs as a percentage of revenues results from the acquisition in March 2000 of Grizzard, which has a higher direct cost percentage of revenues.

Salaries and benefits of approximately $70.3 million in the Current Period increased by approximately $27.6 million or 65% over salaries and benefits of approximately $42.7 million in the Prior Period. Of the increase, approximately $24.6 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Salaries and benefits, excluding acquisitions, increased by approximately $3.0 million or 7% due to an increase in corporate headcount and salary increases.

Severance of approximately $2.0 million in the Current Period is due to the severance of an executive officer and restructuring of certain businesses in the Northeast. There are no further amounts to be incurred under these contracts.

Selling, general and administrative expenses of approximately $20.4 million in the Current Period increased by approximately $7.4 million or 57% over comparable expenses of $13.0 million in the Prior Period. Of the increase, approximately $5.6 million is attributable to acquisitions completed at the end of the third quarter in the Prior Period. Selling, general and administrative expenses, excluding the effects of acquisitions, increased by $1.8 million, principally due to legal fees associated with a terminated acquisition of $.4 million, increased rent expense due to expansion of certain office space and increased corporate expenses due to merger and acquisition activity.

Loss on assets held for sale of approximately $36.7 million in the Current Period represents a write-down of the amount of Grizzard assets held for sale to net realizable value.

Settlement of litigation of approximately $1.3 million in the Current Period increased by approximately $1.0 million over $.3 million in the Prior Period. The increase is due to the settlement of a lawsuit with a previously owned subsidiary and one of their employees of $1.3 million in the Current Period. In the Prior Period, an unrelated lawsuit was settled at $.3 million.

Depreciation and amortization expense of approximately $11.7 million in the Current Period increased by approximately $5.7 million over expense of $6.0 million in the Prior Period. This is primarily attributable to an increase in depreciation and amortization expense resulting from acquisitions.

Unrealized loss on investments of approximately $7.6 million is attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

Interest expense and other, net of approximately $8.8 million in the Current Period increased by approximately $6.4 million over interest expense and other, net of approximately $2.4 million in the Prior Period, principally due to interest expense on outstanding borrowings relating to the acquisition of Grizzard, less interest expense in the Prior Period on related party debt, which was fully paid in July 2000. Approximately $1.6 million of interest expense in the current period resulted from the amortization of a discount on debt in connection with the financing for the Grizzard acquisition.

The net provision for income taxes of approximately $.1 million in the Current Period decreased by approximately $.2 million over the provision of approximately $.3 million in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $67.1 million in the Current Period increased by $26.0 million over comparable net loss of $41.1 in the Prior Period.

In the Current Period, the Company sold certain assets of WiredEmpire for a gain of $1.3 million, which is included in income from discontinued operations.

In the year ended June 30, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the year ended June 30, 2001, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations.

In September 2000, the EITF issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in the money at the commitment date. EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the beneficial conversion feature from zero to $14.1 million. MKTG adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the year ended June 30, 2001 related to the March 2000 issuance of MKTG convertible preferred stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

Results of Operations Fiscal 2000 Compared to Fiscal 1999
---------------------------------------------------------

Revenues of approximately $62.5 million for the year ended June 30, 2000 ("Fiscal 2000") increased by $29.0 million or 87% over revenues of $33.5 million during the year ended June 30, 1999 ("Fiscal 1999"). Of the increase, approximately $30.0 million is attributable to acquisitions completed in Fiscal 2000 and including a full year of operations of acquisitions completed in Fiscal 1999. This increase in revenues was partially offset by the divestiture of MFI representing a $1.5 million revenue reduction in Fiscal 2000. Revenues, not including the effects of acquisitions and divestitures, increased $.5 million mainly due to the increased website development revenue volume.

Direct costs of approximately $11.8 million for Fiscal 2000 increased by $8.0 million or 214% over direct costs of $3.8 million during Fiscal 1999. Of the increase, approximately $9.3 million is attributable to acquisitions in Fiscal 2000 and a full year of operations for acquisitions completed during Fiscal 1999. The increase cost was partially offset by the divestiture of MFI representing a $.6 million direct cost reduction in Fiscal 2000. Direct costs, not including the effects of acquisitions or divestitures, decreased $.7 million due to the reduction in revenue as well as a change in the mix of services sold to more profitable lines of business. Direct costs as a percentage of revenues increased from 11% in Fiscal 1999 to 19% in Fiscal 2000, due to Grizzard, which has a higher percentage of direct costs to revenues.

Salaries and benefits of approximately $42.7 million in Fiscal 2000 increased by $16.1 million or 61% over salaries and benefits of approximately $26.6 million in Fiscal 1999. Of the increase, approximately $16.7 million is attributable to acquisitions in Fiscal 2000 and a full year of operations for acquisitions completed during Fiscal 1999. Salaries and benefits associated with the divestiture of MFI resulted in a reduction of $1.8 million in Fiscal 2000. Salaries and benefits excluding acquisitions increased in Fiscal 2000 by approximately $1.2 million due to normal wage increases of 5%, as well as an increase in head count to manage current and anticipated growth.

Severance of approximately $1.1 million in Fiscal 1999 is due to severance to an executive officer. There are no further amounts to be incurred under this contract.

Selling, general and administrative expenses of approximately $13.0 million in Fiscal 2000 increased by approximately $6.2 million or 91% over comparable expenses of $6.8 million in Fiscal 1999. Of the increase, approximately $4.1 million is attributable to acquisitions in Fiscal 2000 and a full year of operations for acquisitions completed during Fiscal 1999. Selling, general and administrative expenses associated with the divestiture of MFI resulted in a reduction of $.4 million in Fiscal 2000. Selling, general and administrative expenses excluding acquisitions increased by approximately $2.5 million principally due to increased professional fees associated with an unsuccessful attempt by third parties to unionize the calling center, increased rent, professional fees (principally legal and accounting), travel and entertainment and reporting fees associated with the increase in merger and acquisition activity and becoming a larger company.

Depreciation and amortization expense of approximately $6.0 million in Fiscal 2000 increased by approximately $3.7 million over expense of $2.3 million in Fiscal 1999. Of the increase, approximately $3.8 million is attributable to acquisitions in Fiscal 2000 and including a full year of operations for acquisitions completed during Fiscal 1999. Depreciation and amortization expenses associated with the divestiture of MFI resulted in a reduction of $.1 million in Fiscal 2000.

The Company has taken a fourth quarter charge in Fiscal 2000 of approximately $27.2 million for unrealized losses on Internet investments based on all available information. The Company believes such losses are a result of significant changes in Wall Street valuations of Internet stocks and the performance of these companies. The Company has suspended its Internet investment strategy and will focus all efforts on the profitability of its core direct marketing operations.

Net interest expense of approximately $2.4 million in Fiscal 2000 increased by approximately $1.9 million over net interest expense of approximately $.5 million in Fiscal 1999. Such expenses increased principally due to interest expense on outstanding borrowings relating to the Grizzard acquisition.

The net provision for income taxes of approximately $.3 million in Fiscal 2000 increased by approximately $.2 million over the provision of approximately $.1 million in Fiscal 1999. The Company records provisions for state and local taxes incurred on taxable income at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $41.1 million in Fiscal 2000 increased $33.5 million over comparable net loss of $7.6 million in Fiscal 1999.

Net loss attributable to common shareholders in Fiscal 1999 includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11.4 million for exercises of stock options and warrants; (b) $.9 million in cumulative undeclared preferred stock dividends; and (c) $.2 million of periodic non-cash accretions on preferred stock. The $11.4 million relates to a contingent beneficial conversion feature on convertible preferred stock. The convertible preferred stock instrument included a provision for an adjustment in the conversion ratio upon the exercise of certain outstanding stock options and warrants. As the exercise of the stock options occurred, and the conversion price was reset, the Company recorded a preferred dividend based on the additional shares to be issued.

Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At June 30, 2001, the Company had cash and cash equivalents of $1.7 million and accounts receivable net of allowances of $27.5 million.


The Company incurred losses from continuing operations of $67.1 million in the Current Period. Cash used in operating activities from continuing operations was approximately $5.7 million. Net cash used in operating activities principally resulted from the loss from continuing operations offset by an increase in accrued expenses and other liabilities, unrealized loss on investments, loss on assets held for sale and other non-cash items in the Current Period. The Company incurred losses from continuing operations of $41.1 million in the Prior Period. Cash used in operating activities from continuing operations was approximately $11.4 million. Net cash used in operating activities principally resulted from the loss from continuing operations, an increase in inventory balances and a decrease in accrued expenses and other liabilities offset by unrealized loss on investments in the Prior Period.

In the Current Period, net cash of $3.4 million was used in investing activities consisting of $1.8 million purchases of property and equipment and $1.6 million of capitalized software. In the Prior Period, net cash of $60.1 million was used in investing activities consisting of: $50.2 million for the acquisitions of CIA, Grizzard and Coolidge, $1.9 million for the purchases of property and equipment, $1.6 million for purchases of intangible assets and $6.9 million for purchases of Internet investments, less $.5 million for sale of subsidiary.

In the Current Period, net cash of $3.4 million was used in financing activities. Net cash used in financing activities consisted primarily of $11.3 million repayments of debt and capital leases, net of $1.8 million in proceeds, net of fees from private placement of common stock, $2.0 million cash overdrafts and $4.1 million increase in lines of credit and related party note payable. In the Prior Period, net cash of $78.9 million was provided by financing activities. Net cash provided by financing activities consisted primarily of $30.5 million in proceeds from the issuance of common stock, $29.4 million in proceeds from the issuance of convertible preferred stock, $23.0 million in net proceeds from bank financing, $2.3 million of stock option exercises offset by $6.3 million in repayments of debt.

In the Current Period net cash of $4.3 million was provided from discontinued operations.

At June 30, 2001, the Company had amounts outstanding of $13.0 million on its lines of credit. As of June 30, 2001 the Company was in technical violation of certain covenants at certain of its subsidiaries. The Company has obtained a waiver of such violations, except for the technical violation at Grizzard. However, the Company fully repaid the Grizzard line of credit in July 2001, which was $11.0 million at June 30, 2001. The Company had approximately $1.8 million of additional availability on its lines of credit as of June 30, 2001, excluding the Grizzard line of credit.

In March 2000, the Company entered into a credit agreement (the "Credit Agreement") with a $58.0 million senior secured facility. The Credit Agreement is comprised of a $13.0 million revolving line of credit, $40.0 million term loan and $5.0 million standby letter of credit. The Credit Agreement expires on March 31, 2005 and bears interest at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. The term loan plus interest is payable in quarterly installments through March 2005. The loans are collateralized by substantially all of the assets of the Company and are guaranteed by all of the Company's non-internet subsidiaries. As of June 30, 2001, the interest rates were 9.5% for borrowings under the prime rate and 7.6% for borrowings under LIBOR. In October 2000, the stand by letter of credit was cancelled.

Under the terms of the Credit Agreement, the Company is required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others. At June 30, 2001, the Company was in technical violation of certain covenants and a waiver was not obtained; accordingly the term note was classified as current portion of long-term obligations. In July 2001, the Company fully repaid the Grizzard credit agreement debt.

In connection with the Credit Agreement, the Company issued a warrant to purchase 298,541 shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable immediately for a period of ten years. The $40.0 million term loan was recorded at a discount of approximately $5.0 million to reflect an allocation of the proceeds to the estimated value of the warrant and is being amortized as interest expense over the life of the loan using the interest method of accounting. Approximately $1.6 million and $.5 million was recorded as interest expense for the years ended
June 30, 2001 and June 30, 2000.

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $91.3 million payable in cash, subject to a final working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company anticipates recording an extraordinary loss of approximately $4.7 million in the September 2001 quarter as a result of the early extinguishment of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million. The purchase price was determined through arms-length negotiations between the purchaser and MKTG. At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million.

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrant is exercisable over a two year period. The warrant was valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as a liability to provide for new initiatives. As part of the strategic partnership, MKTG will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 1,471,074 shares of common stock for proceeds of approximately $29.5 million, net of approximately $.5 million of placement fees and expenses. The preferred stock is convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provides for liquidation preference under certain circumstances and accordingly has been classified in the mezzanine section of the balance sheet. The preferred stock has no dividend requirements.

The Series E Preferred Stock is convertible at any time at $24.473 per share, subject to reset on August 18, 2000 if the market price of our Common Stock is lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $12.24 per share, the market price on that date. The warrants are exercisable for a period of two years at an exercise price of $28.551, subject to certain anti-dilution adjustments. The fair value of the warrant of $15.9 million, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock.

The Company believes that funds on hand, funds available from its operations, planned cost reductions, its unused lines of credit and proceeds from the Grizzard sale in July 2001, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. Failure to generate sufficient revenue or achieve planned cost reductions could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

In connection with the discontinued operations of WiredEmpire, the Company offered to redeem the preferred shares in exchange for MKTG common shares. In the year ended June 30, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001.

Summary of Recent Accounting Pronouncements
-------------------------------------------

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these statements which must be adopted by the Company on July 1, 2003. As of June 30, 2001, the Company has net unamortized goodwill of $49.9 million and amortization expense of $7.6 million, $4.2 million and $1.6 million for the years ended June 30, 2001, 2000 and 1999, respectively.

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

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)Financial statements - see "Index to Financial Statements" on page 28.
   (2)Financial statement schedules - see "Index to Financial Statements" on page 28.
   (3)Exhibits:

     2.1 Stock Purchase Agreement between Marketing Services Group, Inc. and Ralph Stevens (n)

     2.2 Stock Purchase Agreement between Marketing Services Group, Inc. and CMGI, Inc. (o)

     2.3 Agreement and Plan of Merger By and Among Marketing Services Group, Inc., GCG Merger Corp., and Grizzard Advertising, Inc. (p)

     3.1 Amended and Restated Articles of Incorporation (b ) 3.2 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (b)

     3.3 Certificate of Amendment to the Articles of Incorporation for change of name to All-Comm Media Corporation (e)

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

     10.2 Agreement and Plan of Merger between All-Comm Media Corporation and Metro Services Group, Inc. (i)

     10.3 Security Agreement between Milberg Factors, Inc. and Metro Services Group, Inc. (j)

     10.4 Security Agreement between Milberg Factors, Inc. and Stephen Dunn & Associates, Inc. (k)

     10.5 Agreement and Plan of Merger between Marketing Services Group, Inc. and Pegasus Internet, Inc. (k)

     10.6 J. Jeremy Barbera Employment Agreement (w)

     10.7 Rudy Howard Employment Agreement (w)

     10.8 Stephen Killeen Employment Agreement (w)

     10.9 Mike Dzvonik Employment Agreement (w)

     10.10 Robert M. Budlow Employment Agreement (i)

     10.11 Form of Private Placement Agreement (j)

     10.12 Fourth Memorandum of Understanding (q)

     10.13 Stock Purchase Agreement among Marketing Services Group, Inc., Stephen M.Reustle and Thomas R. Kellogg (m)

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

     10.15 Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as of December 24, 1997 (l)

     10.16 Registration Rights Agreement by and among the Company and GE Capital, dated as of December 24, 1997 (l)

     10.17 Warrant, dated as of December 24, 1997, to purchase shares of Common Stock of the Company (l)

     10.18 Form of Employment Agreement by and among Marketing Services Group, Inc. and Ralph Stevens (n)

     10.19 Form of Employment Agreement by and among Marketing Services Group, Inc. and Edward Mullen (w)

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

     10.25 Warrant Agreement between Marketing Services Group, Inc. and RCG International Investors, LDC. (t)

     10.26 Registration Rights Agreement by and Among The Company, RCG International Investors, LDC and Marshall Capital Management, Inc. (t)

     10.27 Securities Purchase Agreement by and Among The Company, RCG International Investors, LDC and Marshall Capital Management, Inc. (t)

     10.28 Credit Agreement Among Grizzard Communications, Inc. and Paribas (v)

     10.29 Firstream Letter Agreement(a)

     10.30 Steven Killeen Termination Agreement(a)

     21   List of Company's subsidiaries (a)

     23   Consent of PricewaterhouseCoopers, LLP (a)

   (a) Incorporated by reference to the Company's Report on Form 10K- for the fiscal year ended June 30, 2001.

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

   (s) Incorporated by reference to the Company's Report on Form 8-K dated August 30, 1999.

   (t) Incorporated by reference to the Company's Report on Form 8-K dated February 29, 2000.

   (u) Incorporated by reference to the Company's Report on Form 8-K/A dated March 23, 2000.

   (v) Incorporated by reference to the Company's Report on Form 10-Q dated May 16, 2000.

   (w) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000.

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

                                      MARKETING SERVICES GROUP, INC.
                                      ------------------------------
                                      (Registrant)


                                       By: /s/ J. Jeremy Barbera
                                           ---------------------
                                           J. Jeremy Barbera
                                           Chairman of the Board
                                           and Chief Executive Officer
Date:  September 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                              Date
--------------------------        -------------------------------------------        ------------------

/s/ J. Jeremy Barbera             Chairman of the Board and Chief Executive          September 28, 2001
--------------------------
J. Jeremy Barbera                 Officer (Principal Executive Officer)

/s/ David Greenspan               Chief Operating Officer                            September 28, 2001
--------------------------
David Greenspan

/s/ Thomas Smith                  Chief Operating Officer                            September 28, 2001
--------------------------
Thomas Smith

/s/ Cindy H. Hill                 Chief Accounting Officer                           September 28, 2001
--------------------------
Cindy H. Hill                     (Principal Accounting Officer)

/s/ Alan I. Annex                 Director and Secretary                             September 28, 2001
--------------------------
Alan I. Annex

/s/ S. James Coppersmith          Director                                           September 28, 2001
--------------------------
S. James Coppersmith

/s/ John T. Gerlach               Director                                           September 28, 2001
--------------------------
John T. Gerlach

/s/ Seymour Jones                 Director                                           September 28, 2001
--------------------------
Seymour Jones

/s/ C. Anthony Wainwright         Director                                           September 28, 2001
--------------------------
C. Anthony Wainwright

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]





          (1)   FINANCIAL STATEMENTS:                                    Page
                ---------------------                                    ----
                Report of Independent Accountants                         29

                Consolidated Balance Sheets as of June 30, 2001 and
                    June 30, 2000                                         30

                Consolidated Statements of Operations
                    Years Ended June 30, 2001, 2000, and 1999             31

                Consolidated Statement of Stockholders' Equity
                    Years Ended June 30, 2001, 2000, and 1999             32-33

                Consolidated Statements of Cash Flows
                    Years Ended June 30, 2001, 2000, and 1999             34

                Notes to Consolidated Financial Statements                35-55


          (2)   FINANCIAL STATEMENT SCHEDULES:
                ------------------------------

                Schedule II - Valuation and Qualifying Accounts           56


                Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Marketing Services Group, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Marketing Services Group, Inc. and Subsidiaries at June 30, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of accounting for securities with beneficial conversion features as a result of the issuance of Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."


                                                  /s/ PRICEWATERHOUSECOOPERS LLP





September 21, 2001
New York, New York

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2001 AND 2000



ASSETS                                                                              2001                2000
------                                                                              ----                ----
Current assets:
    Cash and cash equivalents                                                  $   1,725,412      $   9,903,799
    Accounts receivable, net of allowance for doubtful
       accounts of $2,423,610 and $2,287,857, respectively                        27,507,629         42,158,834
    Inventories                                                                           --          4,574,046
    Note receivable- current portion                                                      --            173,359
    Net assets of discontinued operations                                                 --            382,978
    Net assets held for sale                                                      80,882,272                 --
    Other current assets                                                             990,741          4,428,673
                                                                               -------------      -------------
        Total current assets                                                     111,106,054         61,621,689

Investments                                                                               --          7,445,500
Property and equipment, net                                                        2,346,152         18,690,478
Intangible assets, net                                                            54,362,534        154,016,073
Note receivable                                                                           --            652,010
Other assets                                                                       2,574,762          3,141,343
                                                                               -------------      -------------

        Total assets                                                           $ 170,389,502      $ 245,567,093
                                                                               =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short - term borrowing                                                     $  13,021,966      $   9,745,053
    Accounts payable-trade                                                        27,119,339         30,098,401
    Related party payable                                                            400,000          5,000,000
    Accrued expenses and other current liabilities                                 6,074,222          9,531,728
    Net liabilities of discontinued operations                                     2,396,171                 --
    Current portion of capital lease obligations                                     115,598            234,032
    Current portion of long term obligations                                      32,833,101          6,199,820
                                                                               -------------      -------------
        Total current liabilities                                                 81,960,397         60,809,034

Capital lease obligations, net of current portion                                     89,913            543,517
Long-term obligations, net of current portion                                      4,339,078         35,613,194
Other liabilities                                                                  1,516,976          2,433,450
                                                                               -------------      -------------
        Total liabilities                                                         87,906,364         99,399,195
                                                                               -------------      -------------

Minority interest in preferred stock of discontinued subsidiary                      280,946         18,729,699

Convertible preferred stock - $.01 par value; 150,000 shares
    authorized; 30,000 shares of Series E issued and outstanding                  13,424,198         13,481,176

Commitments and contingencies (Note 12)

Stockholders' equity:
    Common stock - $.01 par value; 75,000,000 authorized; 34,147,500 and
        30,442,488 shares issued as of June 30, 2001 and 2000, respectively          341,475            304,425
    Additional paid-in capital                                                   231,270,951        210,648,188
    Accumulated deficit                                                         (161,440,722)       (95,601,880)
    Less:  423,894 shares of common stock in treasury, at cost                    (1,393,710)        (1,393,710)
                                                                               -------------      -------------

        Total stockholders' equity                                                68,777,994        113,957,023
                                                                               -------------      -------------
        Total liabilities and stockholders' equity                             $ 170,389,502      $ 245,567,093
                                                                               =============      =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                                     2001               2000               1999
                                                                     ----               ----               ----

Revenues                                                        $ 127,722,689      $  62,487,934      $  33,488,558
                                                                -------------      -------------      -------------
Operating costs and expenses:
    Direct costs                                                   35,970,726         11,787,810          3,756,818
    Salaries and benefits                                          70,295,543         42,657,063         26,632,246
    Severance                                                       2,000,545                 --          1,125,000
    Selling, general and administrative                            20,375,812         12,992,682          6,764,488
    Loss on assets held for sale                                   36,696,523                 --                 --
    Settlement of litigation                                        1,297,970            315,000                 --
    Depreciation and amortization                                  11,730,313          6,027,871          2,282,251
                                                                -------------      -------------      -------------

       Total operating costs and expenses                         178,367,432         73,780,426         40,560,803
                                                                -------------      -------------      -------------
       Loss from operations                                       (50,644,743)       (11,292,492)        (7,072,245)
                                                                -------------      -------------      -------------

    Unrealized loss on investments                                 (7,577,560)       (27,216,200)                --
    Interest expense and other, net                                (8,786,334)        (2,355,848)          (516,099)
                                                                -------------      -------------      -------------

    Loss from continuing operations
       before income taxes                                        (67,008,637)       (40,864,540)        (7,588,344)
    Provision for income taxes                                         81,930            265,683             57,259
                                                                -------------      -------------      -------------

    Loss from continuing operations                               (67,090,567)       (41,130,223)        (7,645,603)

    Discontinued operations (Note 17):
       Loss from discontinued operations                                   --        (19,488,943)                --
       Gain (loss) from disposal of discontinued operations         1,251,725        (15,054,037)                --
                                                                -------------      -------------      -------------
       Income (loss) from discontinued operations                   1,251,725        (34,542,980)                --
                                                                -------------      -------------      -------------

Net loss                                                          (65,838,842)       (75,673,203)        (7,645,603)
                                                                -------------      -------------      -------------

Gain on redemption of preferred stock of discontinued
    subsidiary  (Note17)                                           13,410,273                 --                 --
                                                                -------------      -------------      -------------

Net loss available to common stockholders before
    cumulative effect of change in accounting (Note 2)            (52,428,569)       (75,673,203)       (20,180,933)

Cumulative effect of change in accounting (Note 2)                (14,063,897)                --                 --
                                                                -------------      -------------      -------------
Net loss available to common stockholders                       $ (66,492,466)     $ (75,673,203)     $ (20,180,933)
                                                                =============      =============      =============
Basic and diluted earnings (loss) share:
    Continuing operations                                               (2.10)             (1.55)             (1.39)
    Discontinued operations                                               .46              (1.30)                --
    Cumulative effect of change in accounting                            (.44)                --                 --
                                                                -------------      -------------      -------------
     Basic and diluted loss per share                           $       (2.08)     $       (2.85)             (1.39)
                                                                =============      =============      =============

Weighted average common shares outstanding                         31,917,579         26,582,218         14,552,444
                                                                =============      =============      =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999



                                                        Additional
                                     Common Stock         Paid-in      Deferred     Accumulated      Treasury Stock
                                ---------------------                                             -------------------
                                  Shares       Amount     Capital    Compensation     Deficit     Shares       Amount      Totals
                                ----------  ---------- ------------  ------------  ------------  ---------------------  -----------

Balance July 1,1998             13,098,510 $  130,985 $ 29,612,816           --   $(12,283,074)  (11,800) $  (135,469) $ 17,325,258

Purchase of common
 stock held in treasury                 --         --           --           --            --   (412,094)  (1,258,241)   (1,258,241)
Shares issued upon exercise
 of  stock options               1,590,101     15,901    4,352,241           --            --         --           --     4,368,142
Shares issued upon exercise
 of warrants                       439,455      4,395    1,087,085           --            --         --           --     1,091,480
Conversion of $558,765 of
 convertible debt and interest
 to common stock                   224,000      2,240      556,525           --            --         --           --       558,765
Issuance of common stock for
 acquisition of CMG Direct
 Corporation                     2,321,084     23,211   19,311,411           --            --         --           --    19,334,622
Warrants issued in connection
 with debt                              --         --      342,000           --            --         --           --       342,000
Adjustment to conversion ratio
 for redeemable convertible
 preferred stock                        --         --  (11,366,022)          --            --         --           --   (11,366,022)
Cumulative undeclared dividends
 for redeemable convertible
 preferred stock                        --         --     (949,365)          --            --         --           --      (949,365)
Accretion of redeemable
 convertible preferred stock            --         --     (219,943)          --            --         --           --      (219,943)
Conversion of Series D
 Preferred Stock                 4,840,622     48,406   26,854,225           --            --         --           --    26,902,631
Issuance of below market stock
 options                                --         --    1,232,000  $(1,232,000)           --         --           --            --
Recognition of stock based
 compensation expense                   --         --           --      443,905            --         --           --       443,905
Net and comprehensive loss              --         --           --           --    (7,645,603)        --           --    (7,645,603)
                               ----------- ---------- ------------  -----------  ------------  ---------  -----------  ------------

Balance June 30,1999            22,513,772 $  225,138 $ 70,812,973  $  (788,095) $(19,928,677)  (423,894) $(1,393,710) $ 48,927,629

                                                     Additional
                                   Common Stock        Paid-in     Deferred    Accumulated     Treasury Stock
                               --------------------                                         --------------------
                                  Shares    Amount     Capital   Compensation    Deficit     Shares       Amount       Totals
                               ----------- -------- ------------ ------------ ------------  --------  -----------   -----------

Balance July 1, 1999            22,513,772 $225,138  $70,812,973 $(788,095)  $(19,928,677) (423,894) $(1,393,710)   $48,927,629

Shares issued upon exercise of
  stock options                    475,282    4,753    1,948,467        --            --         --           --      1,953,220
Shares issued upon exercise of
 warrants                          129,218    1,292      385,695        --            --         --           --        386,987
Issuance of common stock for
   acquisition of Grizzard
   Communications, Inc.          2,545,799   25,458   48,446,555        --            --         --           --     48,472,013
 Issuance of common stock for
  acquisition of The Coolidge
  Company                           22,251      222      365,139        --            --         --           --        365,361
Issuance of common stock for
  acquisition of Cambridge
   Intelligence Agency, Inc.       121,469    1,215    1,556,477        --            --         --           --      1,557,692
Issuance of common stock for
  investment in Latin
  Fusion, Inc.                   1,500,000   15,000   27,491,400        --            --         --           --     27,506,400
Shares issued in connection
  with private placement
  of common stock, net of
  stock issuance costs           3,130,586   31,306   30,500,523        --            --         --           --     30,531,829
Issuance of shares for
  executive bonus                    4,111       41       64,959        --            --         --           --         65,000
Purchase of warrants by
  Directors                             --       --        2,500        --            --         --           --          2,500
Warrants issued in connection
  with the settlement of a
  lawsuit                               --       --      315,000        --            --         --           --        315,000
Warrants issued in connection
  with bank financing                   --       --    5,023,500        --            --         --           --      5,023,500
Recognition of stock based
  compensation expense                  --       --    7,798,897   788,095            --         --           --      8,586,992
Warrants issued in connection
 with Series E Preferred Stock          --       --   15,936,103        --            --         --           --     15,936,103
  Net and comprehensive loss            --       --           --        --   (75,673,203)        --           --    (75,673,203)
                                ----------  -------  -----------  --------   -----------   --------   ----------   ------------

Balance June 30, 2000           30,442,488 $304,425 $210,648,188        --  $(95,601,880)  (423,894) $(1,393,710)  $113,957,023
                                ----------  -------  -----------  --------   -----------   --------   ----------   ------------

The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999


                                                     Additional
                                   Common Stock        Paid-in     Deferred   Accumulated     Treasury Stock
                               --------------------                                        --------------------
                                  Shares    Amount     Capital   Compensation  Deficit      Shares       Amount       Totals
                               ----------- -------- ------------ ------------ ----------  ---------   ----------    -----------

Balance July 1, 2000            30,442,488 $304,425 $210,648,188        --  $(95,601,880) (423,894)  $(1,393,710)  $113,957,023

Shares issued upon exercise of
 stock options                       2,738       28        8,115        --            --         --           --          8,143
Issuance of common stock for
 exchange of preferred stock
 of discontinued subsidiary      1,970,000   19,700    5,018,780        --            --         --           --      5,038,480
Gain on redemption of
 WiredEmpire preferred stock            --       --   13,410,273        --            --         --           --     13,410,273
Issuance of common stock for
 settlement of earn-out
 provision1                        132,274    1,322      248,774        --            --         --           --        250,096
Issuance of common stock in
 connection with settlement
 of lawsuit                        100,000    1,000      140,183        --            --         --           --        141,183
Issuance of common stock for
 Firstream strategic
 partnership                     1,500,000   15,000      851,101        --            --         --           --        866,101
Issuance of warrants in
 connection with Firstream
 stock issuance                         --       --      945,537        --            --         --           --        945,537
Beneficial conversion feature
 associated with Series E
 Preferred Stock                        --       --   14,063,897        --            --         --           --     14,063,897
Accretion of benefical
 conversion feature -
 Series E Preferred Stock               --       --  (14,063,897)       --            --         --           --    (14,063,897)
Net and comprehensive loss              --       --           --        --   (65,838,842)        --           --    (65,838,842)
                                ----------  -------  -----------  --------  ------------   --------   ----------    -----------

Balance June 30, 2001           34,147,500 $341,475 $231,270,951        -- $(161,440,722)  (423,894) $(1,393,710)   $68,777,994
                                ==========  =======  ===========  ========  ============   ========   ==========    ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.

                    MARKETING SERVICES GROUP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                                           2001            2000           1999
                                                                           ----            ----           ----

OPERATING ACTIVITIES:
    Net loss                                                          $(65,838,842)   $(75,673,203)   $ (7,645,603)
    (Income) loss from discontinued operations                          (1,251,725)     34,542,980              --
                                                                      ------------    ------------    ------------
    Loss from continuing operations                                    (67,090,567)    (41,130,223)     (7,645,603)
    Adjustments to reconcile net loss to net
      cash  used in  operating activities:
        Gain on sale of minority interest                                       --         (45,163)        (16,604)
        Depreciation                                                     4,139,465       1,826,792         673,154
        Amortization                                                     7,590,848       4,210,487       1,609,097
        Unrealized loss on investments                                   7,522,846      27,216,200              --
        Compensation expense on option and stock grants                         --         105,800         443,905
        Accretion on note payable and redeemable stock                          --              --          85,500
        Amortization of debt issuance costs                              2,215,014         830,185              --
        Loss on disposal of assets                                          41,941          87,813              --
        Loss on assets held for sale                                    36,696,523              --              --
        Settlement of litigation                                         1,072,970         315,000              --
        Bad debt expense                                                 1,802,727         427,578         162,715
        Net cash included in assets held for sale                         (206,139)             --              --
    Changes in assets and liabilities, (including assests held for sale), net of effects from acquisitions:
        Accounts receivable                                               (991,275)        990,092       1,211,918
        Inventory                                                          633,035      (2,701,359)             --
        Other current assets                                               679,371       1,231,867          29,716
        Other assets                                                      (496,954)       (614,971)       (341,006)
        Trade accounts payable                                          (1,986,682)        299,605        (482,908)
        Accrued expenses and other liabilities                           2,713,964      (4,406,582)      4,224,861
                                                                      ------------    ------------    ------------
Net cash used in operating activities                                   (5,662,913)    (11,356,879)        (45,255)

INVESTING ACTIVITIES:
    Acquisitions in fiscal year 2000,
       net of cash acquired of $580,468                                         --     (50,187,882)             --
    Acquisitions in fiscal year 1999,
       net of cash acquired of $290,946                                         --              --     (17,665,884)
    Earn-out relating to acquisition of SD&A                                    --              --        (850,000)
    Purchases of capitalized software                                   (1,549,558)     (1,612,776)             --
    Purchases of property and equipment                                 (1,815,023)     (1,942,312)       (523,437)
    Proceeds from sale of MFI                                                   --         556,984         100,000
    Investment in internet companies                                            --      (6,930,300)             --
                                                                      ------------    ------------    ------------

    Net cash used in investing activities                               (3,364,581)    (60,116,286)    (18,939,321)

FINANCING ACTIVITIES:
    Cash overdrafts                                                      1,952,136              --              --
    Proceeds from issuance of common stock, net                          1,811,638      30,531,829              --
    Proceeds from sale of Series E convertible preferred stock, net        (56,978)     29,417,279              --
    Proceeds from exercise of stock options and warrants                     8,143       2,342,706       5,459,624
    Net proceeds from  (repayments on) credit facilities                 3,276,913        (571,722)      2,794,467
    Proceeds from bank financing, net of closing costs                          --      45,672,644              --
    Repayment of note payable and bank financing                                --     (22,706,928)       (117,540)
    Proceeds from related party notes payable                              900,000              --      10,000,000
    Payments on promissory notes                                                --              --        (134,385)
    Principal payments under capital lease obligations                    (347,359)        (58,176)       (125,779)
    Repayment of related party notes payable                            (5,650,000)     (5,000,000)             --
    Purchase of treasury stock                                                  --              --      (1,258,241)
    Repayments of long-term debt                                        (5,301,260)       (723,578)       (583,334)
                                                                      ------------    ------------    ------------

    Net cash (used in) provided by financing activities                 (3,406,767)     78,904,054      16,034,812

Net cash provided by (used in) discontinued operations                   4,255,874        (812,307)             --
                                                                      ------------    ------------    ------------
Net  (decrease) increase in cash and cash equivalents                   (8,178,387)      6,618,582      (2,949,764)
    Cash and cash equivalents at beginning of year                       9,903,799       3,285,217       6,234,981
                                                                      ------------    ------------    ------------

Cash and cash equivalents at end of year                              $  1,725,412    $  9,903,799    $  3,285,217
                                                                      ============    ============    ============

The accompanying notes are an integral part of these Consolidated Financial
Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   COMPANY OVERVIEW AND PRINCIPLES OF CONSOLIDATION:

Marketing Services Group, Inc. ("MKTG" or the "Company") provides direct marketing, database marketing, database management, analytics, interactive marketing services, telemarketing and telefundraising, marketing communications and media planning and buying. Substantially all of the Company's business activity is conducted with customers located within the United States and Canada.

The consolidated financial statements include the accounts of MKTG and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries acquired during the year are recorded from the date of the respective acquisition. As more fully described in Note 17, WiredEmpire is presented as a discontinued operation.

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million (see Note 20).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents:

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Inventory:

Inventory is stated at the lower of cost (specific identification method) or market. Inventory consists mainly of work - in - process related to the marketing communications projects which have not yet been mailed. These costs include salaries and benefits and materials for designing, compiling and printing the marketing communications packages. All revenue and costs are deferred until the campaign is mailed.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

         Buildings ...............................................20 years
         Furniture and fixtures...................................2 to 7 years
         Computer equipment and software..........................3 to 5 years

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

The development costs of software are capitalized in accordance with Statement of Position 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and once completed, are amortized using the straight-line method over three to five years. The Company capitalizes labor and related costs incurred for the development of software after management authorizes the funding of the project and it is probable that the project will be completed and the software will be used to perform the function intended.

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

The Company's marketable security investments are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity until realized, unless the unrealized loss is deemed to be other than temporary whereby the loss is recognized in the statement of operations. An investment's unrealized loss is deemed to be other than temporary when the marketable value has deteriorated and economic or other estimates of fair value have deemed the recovery unlikely.

Non-marketable security investments are recorded at cost. Unrealized losses are recognized in the statement of operations.

Revenue Recognition:

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. The adoption of SAB 101, did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

Revenues derived from list sales and services and database marketing are recognized when the lists are shipped or the services have been performed and completed. For all list sales and services, the Company serves as broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a "gross-up" of the two concurrent transactions. The transactions are not structured providing for the right of offset. List sales and services are reflected net of costs on the accompanying statement of operations.

Revenues derived from on-site telemarketing and telefundraising are generally based on hourly billing rates and a mutually agreed percentage of amounts received by the Company's client from a campaign. These services are performed on-site at the clients' location. These revenues are earned and recognized when the cash is received by the respective client. Revenues derived from off-site telemarketing and telefundraising are generally based on a mutually agreed amount per telephone contact with a potential donor without regard to amounts raised for the client. These services are performed at the Company's calling center. These revenues are earned and recognized when the services are performed.

Revenues derived from marketing communications are recognized when the campaign is mailed provided that the Company has no remaining performance commitments under marketing communications arrangements. The Company's revenue is not dependent on the number of respondents to the direct mailing.

Prior to January 2001, revenues and costs derived from Website development were deferred until services were completed and recognized using a straight-line method over the remaining life of the contract. In January 2001, due to the installation of a time management system, which allows for the gathering of hours by project, all new contracts utilize the percentage of completion method preferred by Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The contract lives are generally three months to one year. The impact of changing revenue recognition methods did not have a material impact on the Company's financial results.

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

Liquidity:

The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with public and private equity offerings, and external financing through debt issuance. The Company believes that funds on hand, funds available from its operations, planned cost reductions, its unused lines of credit and proceeds from the Grizzard sale in July 2001, should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. Failure to generate sufficient revenue, achieve planned cost reductions or attain additional financing if necessary could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives.

Certain subsidiaries of the Company are in violation of certain working capital and net worth covenants of their credit agreements for which the Company has received waivers from the lender. The Company may be out of compliance in a future period and unable to obtain waivers from the lenders, which could have a material adverse effect on the Company's liquidity and ability to continue as a going concern.

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

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period. Stock options and warrants with exercise prices below average market price in the amount of 483,812, 7,196,563, and 3,354,238 shares for the years ended June 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

Contingent warrants in the amount of 10,670,000 for the years ended June 30, 2001, 2000 and 1999, respectively, as well as convertible preferred stock in the amount of 2,450,980 for the years ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the periods presented.

The year ended June 30, 1999 includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio for $11,366,022 for exercises of stock options and warrants; (b) $949,365 in cumulative undeclared preferred stock dividends; and (c) $219,943 of periodic non-cash accretions of preferred stock. The $11,366,022 relates to a contingent beneficial conversion feature on convertible preferred stock. The convertible preferred stock instrument included a provision for an adjustment in the conversion ratio upon the exercise of certain outstanding stock options and warrants. As the exercise of the stock options occurred, and the conversion price was reset, the Company recorded a preferred dividend based on the additional shares to be issued.

Change in Accounting:

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain non-detachable conversion options that are in the money at the commitment date. EITF 00-27 changed the approach of calculating the conversion price used in determining the value of the beneficial conversion feature from using the conversion price stated in the preferred stock certificate to using the accounting conversion price. The adoption of this EITF increased the original value of the benefical conversion feature from zero to $14.1 million. MKTG adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of approximately $14.1 million in the year ended June 30, 2001 related to the March 2000 issuance of the Series E Convertible Preferred Stock. The cumulative effect has been recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

Employee Stock-Based Compensation:

The accompanying financial position and results of operations for the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, the number of shares and the exercise price of the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock.

The Company has elected the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock based awards to non-employees are accounted for under the provisions of SFAS 123.

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income in any period presented.

Summary of Recent Accounting Pronouncements:

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these Statements which must be adopted by the Company on July 1, 2003. As of June 30, 2001, the Company has net unamortized goodwill of $49.9 million and amortization expense of $7.6 million, $4.2 million and $1.6 million for the years ended June 30, 2001, 2000 and 1999, respectively.

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's lines of credit and long-term debt approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2001, 2000, and 1999.

Reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

3.   ACQUISITIONS

Grizzard Communications Group, Inc:

On March 22, 2000, the Company acquired all of the outstanding capital stock of Grizzard Advertising, Inc. and its subsidiaries, ("Grizzard"). Grizzard operates a vertically integrated network of marketing communications companies. Total cost of the acquisition was $104,032,415, consisting of $47,819,755 cash, a $5,000,000 payable for certain hold back provisions, an aggregate of 2,545,799 shares of common stock of MKTG, valued at $19.04 per share and acquisition costs in the amount of $2,739,535.

In accordance with the Grizzard purchase agreement, the $5,000,000 payable is held for a period of three years pending claims and other pre-acquisition matters which may arise. In the year ended June 30, 2001, $1,126,516 of claims and other matters were identified and recorded as a purchase price adjustment. Accordingly, goodwill and the payable were reduced.

A portion of the cash purchase price was financed through a $58,000,000 senior secured credit facility (see Note 11).

The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as follows:

                Working deficit          $(9,902,262)
                Property and equipment    16,631,724
                Intangible assets         97,302,953
                                          ----------
                                        $104,032,415

In June 2001, the board of directors approved a plan to sell Grizzard (see Note
20).

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
                                                  ---------
                                                 $1,632,379


These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of these acquisitions are included in the results of operations from the date of acquisition. The following summary pro forma information presents the consolidated results of operations of MKTG as if, Grizzard, and Coolidge, after including the impact of certain adjustments, such as amortization of intangibles, adjustments in salaries and increased interest on acquisition debt, had been acquired as of the beginning of fiscal year 2000.

                                  Supplemental
                              Pro forma information
                           For the year ended June 30,
                                    Unaudited

                                                              2000
                                                              ----
                 Revenues                                 $117,016,000
                 Loss from continuing
                      operations                          $(39,602,000)
                 Net loss per common share
                    continuing operations,
                    basic and diluted                        $(1.39)
                                                             =======

The unaudited pro forma information is provided for informational purposes only. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.

4.   INTERNET INVESTMENTS

During the fiscal years ended June 30, 2001 and 2000, the Company acquired investments of approximately $34.8 million in certain internet companies. The Company has taken charges of approximately $7.6 million and $27.2 million for unrealized losses on Internet investments made during the fiscal years ended June 30, 2001 and June 30, 2000, respectively, based on all available information. The Company believes such losses are a result of significant changes in Wall Street valuations of Internet stocks and the performance of those companies. The Company has suspended its Internet investment strategy and will focus all efforts on the profitability of its core direct marketing operations. There are no remaining investments recorded on the balance sheet as of June 30, 2001.


5.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at June 30, 2001 and 2000 consist of the following:

                                                 2001                   2000
                                                 ----                   ----

  Land, building and improvements                     -              $7,355,082
  Office furniture and equipment             $3,726,368              11,466,068
  Assets under capital leases                   658,579               1,066,194
  Leasehold improvements                        797,684               1,797,587
                                            -----------             -----------
                                              5,182,631              21,684,931
  Less accumulated depreciation and
     amortization                            (2,836,479)             (2,994,453)
                                             -----------             -----------
                                             $2,346,152             $18,690,478
                                             ===========            ============

The decrease in property, plant and equipment during 2001 was primarily due to the reclassification of $13,977,943 of Grizzard property, plant and equipment to current assets held for sale, net of accumulated depreciation.

Assets under capital leases as of June 30, 2001 and 2000 consist primarily of computer and related equipment. Accumulated amortization for such assets amounted to $605,394 and $473,638 as of June 30, 2001, and June 30, 2000,
respectively.

6.   INTANGIBLE ASSETS:

Intangible assets at June 30, 2001 and 2000, consist of the following:

                                    Lives              2001             2000
                                    -----              ----             ----
Covenants not to compete            5 years        $1,650,000       $ 1,650,000
Capitalized software                3-7 years         462,092         9,197,974
Customer base                       15-20 years     3,461,573        25,578,125
List databases                      3-10 years        966,748           966,748
Assembled workforce                 5 years           472,184         3,337,953
Present value of favorable lease    53 months         347,920         1,187,982
Goodwill                            10-40 years    57,576,600       120,124,615
                                    ----------    -----------       -----------
                                                   64,937,117       162,043,397
Less accumulated amortization                     (10,574,583)       (8,027,324)
                                                  -----------      ------------
                                                  $54,362,534      $154,016,073
                                                  ===========      ============

The decrease in intangible assets during 2001 was primarily due to reclassification of $94,047,590 of Grizzard intangibles to current assets held for sale, net of accumulated amortization.

As of June 30, 2001 and 2000 the unamortized balance of capitalized software was $126,859 and $8,601,808, respectively. Amortization expense for software was $225,128, $122,506 and $56,667 for the years end June 30, 2001, 2000 and 1999, respectively.


7.   INVENTORIES:

Inventory consists of the following at June 30, 2000:

                                                                        2000
                                                                        ----
         Work in process                                             $4,076,417
         Raw materials and supplies                                     497,629
                                                                     ----------
                          Total                                      $4,574,046
                                                                     ==========


8.   SHORT TERM BORROWINGS:

The Company has renewable two-year credit facilities with a lender for lines of credit aggregating $4,500,000, collateralized by certain tangible assets of the Company. Borrowings are limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest is payable monthly at the Chase Manhattan reference rate (9.5 % at June 30, 2001 and June 30, 2000) plus 1 1/2% with a minimum annual interest requirement of $155,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of June 30, 2001, there was an aggregate of approximately $1.8 million available under these lines of credit.

As of June 30, 2001, the Company was in violation of certain net worth covenants and has received the applicable waivers of violation from the lender.

The Company has a revolving credit facility with a bank for up to $13,000,000 which expires in March 2005. Borrowings are limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest is payable quarterly at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio (See Note 11). The Company is required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others. The Company was in violation of certain covenants; however, in July 2001, the Company fully paid the amounts due (see Note 20).

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2001 and 2000 consist of the following:

                                             2001                      2000
                                             ----                      ----

          Salaries and benefits          $1,621,988                 $2,512,158
          Severance cost                  1,830,000                    157,814
          Deferred revenue                1,094,478                          -
          Other                           1,527,756                  6,861,756
                                          ---------                  ---------
          Total                          $6,074,222                 $9,531,728
                                         ==========                 ==========


10.  RELATED PARTY TRANSACTIONS:

During the year-ended June 30, 2001, the Company entered into a promissory note agreement with an officer for up to $1,000,000, due and payable at maturity, January 1, 2002. The promissory note bears interest at 15% per annum and includes certain prepayment penalties. During the year ended June 30, 2001, the Company received advances of $900,000 and made repayments of $650,000. As of June 30, 2001, there was approximately $250,000 of principal outstanding and $150,000 of accrued interest and penalties, which is included in related party payable.

During July and August 1999, the Company entered into a promissory note agreement with a venture fund in the amount of $4,500,000. The principal and all accrued interest was payable in full on December 10, 1999 and bore interest at the greater of 10% or prime plus 2%. An officer of the Company is a partner in the venture fund. The principal amount and all accrued interest were prepaid in September 1999 with proceeds from a private placement (see Note 14).

In connection with an acquisition, the Company entered into a promissory note agreement with GE Capital in the amount of $10,000,000. The note was payable in full on November 17, 1999 and accrued interest at 12% per annum. Interest was payable in arrears on August 17, 1999 and on the maturity date. Concurrent with issuance of the promissory note, the original outstanding warrant which was issued in connection with GE Capital's purchase of redeemable convertible preferred stock was amended (see Note 13).

The Company recorded the GE Capital promissory note at a discount of $342,000 to reflect an allocation of the proceeds to the estimated value of the amended warrant. The discount was amortized into interest expense using the interest method over the term of the debt. Approximately $256,500 and $85,500 of such discount was included as interest expense for the years ended June 30, 2000 and 1999, respectively.

In August 1999, the GE Capital note was amended to extend the maturity date to October 15, 2000 with interest to be paid quarterly and provided for certain increases in the interest rate based on the time the principal remained outstanding. In addition, in the event the Company completed a private placement as defined on or before December 20, 1999 the maturity date was subject to acceleration. During September 1999, the Company completed a private placement of common stock for net proceeds of approximately $30.8 million (See Note 14). In accordance with the amendment, $5,000,000, was immediately paid and the remaining balance, included in current liabilities, was due and paid on July 1, 2000. As of June 30, 2001, GE Capital owned approximately 12.7% of the outstanding common stock of the Company.

A member of the Board of Directors is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $1,014,524, $1,272,000 and $94,000 for the years ended June 30, 2001, 2000 and
1999, respectively.

11.  LONG TERM OBLIGATIONS:

Long-term obligations as of June 30, 2001 and 2000 consist of the following:
                                                          2001           2000
                                                          ----           ----

    Promissory notes payable - maturity
        January 2004 (a)                                $739,163       $997,876

    Promissory notes payable - maturity
        March 2000 (b)                                         -         23,305

    Promissory note payable - maturity
       July 25, 2000 (c)                                       -        362,500

    Term loan payable - maturity
         March 2005 (d)                               35,500,000     40,000,000

    Hold back provision for
        Grizzard acquisition                           3,873,483      5,000,000
                                                      ----------     ----------

    Total long-term obligations                       40,112,646     46,383,681
    Less:  Current portion of long-term obligations  (32,833,101)    (6,199,820)
    Discount on notes payable to bank                 (2,940,467)    (4,570,667)
                                                      ----------     ----------

    Long-term obligations, net of current portion     $4,339,078    $35,613,194
                                                     ===========    ===========


(a) In connection an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004.

(b) In connection with an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 12% interest through March 2000.

(c) In connection with the acquisition of Coolidge, the Company incurred promissory note payable to a former shareholder, payable monthly at 10% interest through July 25, 2000.

(d) In March 2000, the Company entered into a $58,000,000 senior secured credit agreement (the "Credit Agreement")

     The Credit Agreement is comprised of a $13,000,000 revolving line of credit, $40,000,000 term loan and $5,000,000 standby letter of credit. The Credit Agreement expires on March 31, 2005 and bears interest at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5% for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. The term loan plus interest is payable in quarterly installments through March 2005. The loans are collateralized by substantially all of the assets of the Company and are guaranteed by all of the Company's non-internet subsidiaries. The revolving line of credit is classified under short-term borrowings (See
     Note 8). As of June 30, 2001, the interest rates were 9.5% for borrowings under the prime rate and 7.6% for borrowings under LIBOR. In October 2000, the stand by letter of credit was cancelled.

     In connection with the Credit Agreement, the Company issued a warrant to purchase 298,541 shares of the Company's common stock at an exercise price of $.01 per share. The warrant is exercisable immediately for a period of ten years. The $40,000,000 term loan was recorded at a discount of approximately $5,000,000 to reflect an allocation of the proceeds to the estimated value of the warrant as determined by the Black-Scholes option pricing model and is being amortized as interest expense over the life of the loan using the interest method of accounting. Approximately $1,630,200 and $453,000 was recorded as interest expense for the years ended June 30, 2001 and June 30, 2000.

     Under the terms of the Credit Agreement, the Company is required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others. The Company was in violation of certain covenants and accordingly, the debt has been classified as a current liability; however, in July 2001 the Company fully paid the amounts due under the credit agreement (see Note 20).


12.  COMMITMENTS AND CONTINGENCIES:

Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2001 are as follows:

                         Operating Leases                Capital Leases

         2002               $3,321,574                      $122,692
         2003                2,773,979                        79,665
         2004                2,521,385                        30,812
         2005                2,186,549                             -
         2006                1,691,190                             -
         Thereafter          6,434,093                             -
                            ----------                      --------
                            18,928,770                       233,169
Less interest                                                (27,658)
                                                            --------

Present value of
    capital lease obligations                               $205,511
                                                            ========

Rent expense was approximately $3,853,006 and $2,921,739, and $840,000, for fiscal years ended June 30, 2001, 2000 and 1999, respectively.

Contingencies and Litigation: In June 1999, certain employees of the Company's wholly owned subsidiary, MSGi Direct, Inc. voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling the Company to recognize and bargain with the ILWU. A hearing on the complaint was conducted before an NLRB Administrative Law Judge ("Judge") and the record was closed in September 2000. In April 2001, the United States District Court for the Northern District of California ("District Court") issued an interim bargaining order pending the final ruling from the NLRB. The Company thereafter began bargaining with the ILWU. On May 31, 2001, the Judge issued a decision finding that the Company had engaged in certain unfair labor practices, but dismissed other charges. The Judge recommended among other things, that the Company recognize and bargain with the union. The Company chose not to appeal this decision and on July 27, 2001, the NLRB adopted the Judge's findings and conclusions and ordered the Company to take action recommended by the Judge. The Company is in the process of complying with the order.

An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MKTG and current and former officers of MKTG. The complaint sought compensatory and punitive damages of $10,000,000 in connection with the individual's employment at MFI. In March 2001, although admitting no liability, the Company entered into a settlement agreement. The total cost of the settlement, recorded as of March 31, 2001, was $1,297,970 which included cash payments aggregating $225,000, forgiveness of a note receivable over eight years and related interest of $931,787 and the issuance of 100,000 shares of the Company's unregistered common stock valued at $141,183.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Marketing Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

A demand letter was received from counsel for Pennstone LLC seeking rescission of its purchase of 64,000 shares of WiredEmpire Series A Preferred Stock. That demand was rejected in January 2001. To date, no action has commenced.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 10,670,000 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. The plaintiff has filed a motion for summary judgment. Accordingly, the Levy case remains pending and there are no changes to the warrant.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows of the Company.


13.  PREFERRED STOCK:

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 1,471,074 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses. The preferred stock is convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provides for liquidation preference under certain circumstances and accordingly has been classified in the mezzanine section of the balance sheet. The preferred stock has no dividend requirements.

The Series E Preferred Stock is convertible at any time at $24.473 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock is lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $12.24 per share, the market price on that date. The warrants are exercisable for a period of two years at an exercise price of $28.551, subject to certain anti-dilution adjustments. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock (see Note 2).

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

The Company recorded the Convertible Preferred Stock at a discount of approximately $1,362,000, to reflect an allocation of the proceeds to the estimated value of the Original Warrant and was being amortized as a dividend using the interest method over the redemption period. Approximately $219,000 of such discount has been included as a dividend for the year ended June 30, 1999.

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

In May 1999, the Original Warrant was amended in connection with the issuance of a promissory note (See Note 11). Upon an occurrence of a Qualified Secondary Offering, as defined in the agreement, the Original Warrant was fixed at 200,000 shares with an exercise price of $.01 per share. The amendment changed the amount and exercise price per share to 300,000 shares with an exercise price of one-third of the offering price in a Qualified Secondary Offering. In August 1999, the warrant was amended a second time to amend the definition of a Qualified Secondary Offering to include a Qualified Private Placement, as defined, and to change the time frame for the completion of a Qualified Secondary Offering or Private Placement from December 31, 1999 to on or after December 20, 1999 through April 30, 2000. The Company has not completed a Qualified Secondary Offering or Private Placement during the specified period, accordingly the Original Warrant remains exercisable for up to 10,670,000 shares subject to reduction or cancellation based on the Company's meeting certain financial goals for fiscal year 2001. Based on the results of operations for the year ended June 30, 2001, the Company believes the warrant will be issued for the amount of 10,670,000 common shares.

14.  COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock: In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received

1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrants are exercisable over a two year period. The warrants were valued at $.9 million as determined by the Black-Scholes option pricing model and were recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, to equity and $1.0 million was designated as a liability to provide for new initiatives. As part of the strategic partnership, MKTG will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products.

Related to the issuance of Firstream common shares, a warrant was issued to purchase 300,000 common shares for broker fee compensation. The warrant is exercisable over a two year period. The warrant was valued at $.3 million as determined by the Black-Scholes option pricing model.

During the year ended June 30, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001.

In March 2001, the Company entered into a settlement agreement with an employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company. The complaint sought compensatory and punitive damages of $10,000,000 in connection with the individual's employment at MFI. The Company admitted no liability. The total cost of the settlement was $1,297,970 which included cash payments aggregating $225,000, foregiveness of a note receivable over eight years and related interest of $931,787 and the issuance of 100,000 shares of unregistered MKTG common shares valued at $141,183.

In October 2000, the Company amended the earn-out provision of the purchase agreement of Stevens Knox and Associates, Inc. The Company issued 132,274 of unregistered MKTG common shares valued at $250,096 and an additional $300,000 worth of unregistered MKTG common shares in February 2002 based on the average market price in January 2002. The $550,096 earn-out settlement was considered an addition to the purchase price and goodwill in the year ended June 30, 2001.

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

The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2001:
                                                 Number          Option Price
                                                of Shares          Per Share
                                                ---------        -------------
  Outstanding at June 30, 1998                 2,791,580
  Granted                                        379,200       $3.00 to $8.50
  Exercised                                   (1,590,101)     $2.00 to $4.1875
  Cancelled                                      (20,626)      $2.00 to $3.00
                                                --------
  Outstanding at June 30, 1999                 1,560,053
                                               =========
  Granted                                              -
  Exercised                                     (235,282)      $2.00 to $5.00
  Cancelled                                      (17,479)      $2.00 to $3.11
                                                --------
  Outstanding at June 30, 2000                 1,307,292
                                               =========
  Granted                                              -
  Exercised                                       (4,500)      $2.50 to $3.11
  Cancelled                                     (188,434)      $2.00 to $5.19
                                               ---------
  Outstanding at June 30, 2001                 1,114,358
                                               =========

The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2001:
                                                Number          Option Price
                                               of Shares          Per Share
                                               ---------        -------------
   Granted                                       190,000       $5.17 to $8.50
   Exercised                                           -
   Cancelled                                           -
                                               ---------
   Outstanding at June 30, 1999                  190,000
                                               =========
   Granted                                     2,332,906      $1.54 to $15.125
   Exercised                                           -
   Cancelled                                           -
                                               ---------
   Outstanding at June 30, 2000                2,522,906
                                               =========
   Granted                                       235,000      $3.563 to $4.4375
   Exercised                                        (238)           $1.54
   Cancelled                                    (172,857)     $1.54 to $15.063
                                               ---------
   Outstanding at June 30, 2001                2,584,811
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

In addition to the 1991 and 1999 Plans, the Company has option agreements with current and former officers and employees of the Company. The following summarizes transactions for the three years ended June 30, 2001:

                                                 Number          Option Price
                                                of Shares          Per Share
                                                ---------        ------------
   Outstanding at June 30, 1998                1,000,000
   Granted                                       400,000             $5.17
   Exercised                                           -
   Cancelled                                           -
                                               ---------
   Outstanding at June 30, 1999                1,400,000
                                               =========
   Granted                                       375,000            $4.4375
   Exercised                                    (240,000)            $5.17
   Cancelled                                           -
                                               ---------
   Outstanding at June 30, 2000                1,535,000
                                               =========
   Granted                                       700,000       $4.4375 to $4.50
   Exercised                                           -
`  Cancelled                                    (250,000)           $17.625
                                               ---------
   Outstanding at June 30, 2001                1,985,000
                                               =========


As of June 30, 2001, 4,100,482 options are exercisable. The weighted average exercise price of all outstanding options is $4.50 and the weighted average remaining contractual life is 5.17 years. The weighted average grant date fair value of all outstanding options is $4.55. At June 30, 2001, 573,385 options were available for grant.

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:

                                                                     Years ended June 30,
                                                 ---------------------------------------------------------
                                                      2001                   2000                1999
                                                      ----                   ----                ----
Loss from continuing
  operations                     as reported       $(67,090,567)          $(41,130,223)       $(7,645,603)
                                 pro forma         $(75,750,739)          $(46,731,147)       $(9,913,855)
Net loss attributable to
  common stockholders            as reported       $(66,492,466)          $(75,673,203)      $(20,180,933)
                                 pro forma         $(75,152,638)          $(81,274,127)      $(22,449,185)

       Earnings per share        as reported         $(2.10)                $(1.55)            $(1.39)
                                 pro forma           $(2.37)                $(1.76)            $(1.54)

Pro forma net loss reflects only options granted in fiscal 1996 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions used for grants in 2001, 2000 and 1999 are as follows:

                                                      2001                   2000                    1999
                                                      ----                   ----                    ----

             Risk -free interest rate            5.9% to 6.2%           4.5% to 6.0%            4.5% to 6.0%
             Expected option life        Vesting life+two years     Vesting life+two years    Vesting life+two years
             Dividend yield                        None                       None                      None
             Volatility                             103%                       90%                       90%

As of June 30, 2001, the Company has 2,487,615 warrants outstanding to purchase shares of common stock at prices ranging from $0.01 to $28.55. All outstanding warrants are currently exercisable.


15.  INCOME TAXES:                                      As of June 30,
                                                        --------------
                                                    2001              2000
                                                    ----              ----
    Deferred tax assets:
         Net operating loss carryforwards:
             Continuing operations               $40,041,097      $36,082,076
             Discontinued operations                       -        7,948,549
         Compensation on option grants             1,370,754        3,486,775
         Unrealized loss on investments           14,897,079       11,659,420
                                                  ----------       ----------

             Total assets                         56,308,930       59,176,820

    Deferred tax liabilities:
         Amortization of intangible assets        (1,730,901)     (15,114,470)
         Other                                    (2,673,495)        (982,478)
                                                  -----------        ---------
             Total liabilities                    (4,404,396)     (16,096,948)
                                                  -----------     ------------
    Net deferred tax assets                       51,904,534       43,079,872

    Valuation allowance                          (51,904,534)     (43,079,872)
                                                 ------------     ------------
    Net deferred tax assets                      $         -      $         -
                                                 ===========      ===========

The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally comprised of the valuation allowance and other permanent disallowable items.

The Company has a net operating loss carry forward of approximately $128,100,000 available which expires from 2011 through 2021. Of these net operating loss carry forwards approximately $55,300,000 is the result of windfall deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carry forwards would result in a credit to equity. These loss carry forwards are subject to annual limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets.


16.  EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:

Certain subsidiaries sponsor tax deferred retirement savings plans ("401(k) plans") which permit eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

Certain subsidiaries match employees' contributions to a maximum of 2% of the employee's salary. Matching contributions charged to expense were $535,757, $274,951, and $ 63,523 for the fiscal years ended June 30, 2001, 2000, and 1999, respectively.

Certain subsidiaries also provide for discretionary company contributions. Discretionary contributions charged to expense for the fiscal years end June 30, 2001, 2000, and 1999 were $27,590, $64,024, and $63,391, respectively.


17.  DISCONTINUED OPERATIONS:

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

In March 2000, the Company completed a private placement of 3,200,000 shares of Convertible Preferred Stock of its WiredEmpire subsidiary for proceeds of approximately $18.7 million, net of placement fees and expenses of $1.3 million. In connection with the discontinued operations of WiredEmpire, the Company has offered to redeem the preferred shares in exchange for MKTG common shares.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. The estimated losses associated with WiredEmpire are approximately $34.5 million. These losses for WiredEmpire include approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal which includes approximately $2.0 million in losses from operations from the measurement date through the estimated date of disposal. It also includes provisions for vested compensation expense of $2.0 million, write down of assets to net realizable value of $8.8 million, lease termination costs of $1.9 million, employee severance and benefits of $1.8 million and other contractual commitments of $.5 million. As of June 30, 2001, approximately $2.4 million remains accrued representing payments expected to be made related to legal and lease obligations.

The assets and liabilities of WiredEmpire have been separately classified on the consolidated balance sheets as "Net assets (liabilities) of discontinued operations." A summary of these assets and liabilities at June 30, 2001 and 2000 were as follows:

                                                   2001                 2000
                                                   ----                 ----

   Current assets                                       -           $10,576,596
   Current liabilities                         $(2,396,171)         (10,193,618)
                                               ------------         ------------

   Net current (liabilities) assets
     of discontinued operations                $(2,396,171)            $382,978
                                               ============         ===========
   Minority interest in subsidiary,
      preferred stock                          $  (280,946)        $(18,729,699)
                                               ============         ============

In September 2000 the Company has offered to exchange the preferred shares for MKTG common shares. During the fiscal year end June 30, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2001, 48,000 shares of WiredEmpire preferred stock have not been exchanged.

In January 2001, the Company sold certain assets of WiredEmpire for $1.3 million, consisting of $1.0 million in cash and $.3 million held in escrow, which was paid in May 2001. This transaction resulted in a gain on sale of assets of $1.3 million and is included in the statement of operations in income (loss) from discontinued operations.

The asset and liabilities of WiredEmpire have been separately classified on the consolidated balance sheet as "Net assets (liabilities) of discontinued operations." Results of these operations have been classified as discontinued operations and all prior periods have been restated.

18.  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2001:

     o The Company received $860,762 of uncollateralized financing to acquire additional capitalized software. The notes bear interest at 9.5% per annum and are payable in monthly installments over 36 months with maturity dates ranging from September 30, 2003 and December 30, 2003.

     o The Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations.

     o The Company issued 132,274 of unregistered MKTG common shares in October 2000 valued at $250,096 in settlement of an earn-out provision for the acquisition of Stevens Knox and Associates, Inc.

     o The Company issued 100,000 unregistered MKTG common shares in March 2001 valued at $141,183 in settlement of a complaint in connection with an employee of MFI.


For the year ended June 30, 2000:

     o Capital lease obligations of $708,510 were incurred for the leasing of certain equipment.

     o The Company sold its 15% minority interest in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.

     o In addition, there were certain non-cash transactions related to the acquisitions of Grizzard, Coolidge and the investment in Fusion Networks, Inc. (See footnotes 3 and 4).

For the year ended June 30, 1999:

     o The Company recorded the following non-cash preferred dividends as of June 30, 1999: (a) $11,366,022 adjustment of the conversion ratio for exercises of stock options and warrants; (b)$949,365 cumulative undeclared dividends; and (d) $219,943 of periodic, non-cash accretions on preferred stock. On April 21, 1999, the Company exercised its right to convert all 50,000 shares of General Electric Capital Corporation's Series D Convertible Preferred Stock into approximately 4,800,000 shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats were cancelled. The $11.4 million relates to a contingent beneficial conversion feature on convertible preferred stock. The convertible preferred stock instrument included a provision for an adjustment in the conversion ratio upon the exercise of certain outstanding stock options and warrants. As the exercise of the stock options occurred, and the conversion price was reset, the Company recorded a preferred dividend based on the additional shares to be issued.

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

Supplemental disclosures of cash flow data:
-------------------------------------------

                                           2001            2000          1999
                                           ----            ----          ----
    Cash paid during the year for:
        Interest                       $6,256,346     $1,510,937       $547,209
        Financing charge                 $128,133        $90,741        $75,000
        Income tax paid                   $75,261        $48,429       $162,107

Supplemental schedule of non-cash investing and financing activities
--------------------------------------------------------------------

     o    Details of businesses acquired in purchase transactions:


                                                           2000          1999
                                                           ----          ----
         Working capital deficit,
           other than cash acquired                  $11,627,717    $(1,527,513)
         Fair value of other assets acquired        $117,702,990    $39,830,212
         Liabilities assumed or incurred             $30,303,214     $1,302,194
         Fair value of stock issued
           for acquisitions                          $48,837,375    $19,334,621


         Cash paid for acquisitions
             (including related expenses)            $50,770,586    $17,956,830
         Cash acquired                                  $580,468       $290,946
                                                     -----------    -----------
         Net cash paid for acquisitions              $50,190,118    $17,665,884


 19. SEGMENT INFORMATION:

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is being reported consistent with the Company's method of internal reporting, which excludes discontinued operations from the segments. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MKTG is organized primarily on the basis of product lines. Based on the nature of the services provided and class of customers, as well as the similar economic characteristics, MKTG's product lines have been aggregated. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies. No single customer accounted for 5% or more of total revenues. MKTG earns 100% of its revenues in the United States.

  Supplemental disclosure of revenues by product:
                                        2001           2000             1999
                                        ----           ----             ----
  List sales and services            $14,042,986     $12,935,003      $9,010,579
  Database marketing                  13,535,405      13,076,455       6,803,581
  Telemarketing/telefundraising       16,905,623      15,204,985      15,210,562
  Marketing communication services    80,678,673      19,399,802               -
  Website development and design       2,445,241       1,720,076         946,973
  Other                                  114,761         151,613       1,516,863
                                         -------         -------       ---------
  Consolidated total                $127,722,689     $62,487,934     $33,488,558
                                    ============     ===========     ===========

The marketing communication services product line was included in the sale of Grizzard (see Note 20).

20.  SALE OF GRIZZARD

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $91.3 million payable in cash, subject to a final working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company anticipates recording an extraordinary loss of approximately $4.7 million in the September 2001 quarter as a result of the early extinguishment of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million. The purchase price was determined through arms-length negotiations between the purchaser and MKTG.

At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million. In the year ended June 30, 2001, the Company recognized a loss on assets held for sale in the amount of $36.7 million representing a write-down of the amount of assets held for sale to net realizable value. Grizzard's revenues included in the Company's statement of operations for the fiscal years ended June 30, 2001 and 2000 were $82.8 million and $19.6 million. Grizzard's net loss included in the Company's statement of operations for the fiscal years ended June 30, 2001 and 2000 were $41.0 million and $3.8 million, respectively.

The major components of net assets held for sale at June 30, 2001 are as follows:

      Intangible assets, net                                       $57,200,067
      Property, plant and equipment, net                            13,977,943
      Accounts receivable, net                                      12,572,136
      Inventory                                                      3,941,011
      Other current assets                                           2,652,142
      Other asset and liabilities, net                                 721,432
      Accounts payable                                              (2,944,515)
      Accrued expenses and other liabilities                        (7,237,944)
                                                                   -----------
                                                                   $80,882,272
                                                                   ===========


                                                      Supplemental
                                                 Pro forma information
                                              For the year ended June 30,
                                                       Unaudited

                                               2001                2000
                                               ----                ----
   Revenues                                  $44,932,000        $42,889,000
   Loss from continuing
        operations                          $(25,244,000)      $(37,101,000)
   Net loss per common share
      continuing operations,
      basic and diluted                       $(.79)               $(1.40)
                                              ======               =======

The unaudited pro forma information is provided for informational purposes only and assumes that Grizzard was sold as of the beginning of fiscal year 2000. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.

                                                                     Schedule II
                                                                     -----------

                         Marketing Services Group, Inc.
                        Valuation and Qualifying Accounts
                For the Years Ended June 30, 2001, 2000, and 1999


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
                                         Describe
--------------------------------------------------------------------------------

Allowance for doubtful accounts

Fiscal 2001   $2,287,857   $1,802,727   $        --    $1,666,9743(3) $2,423,610

Fiscal 2000   $  551,043   $  427,578   $1,642,4422(2) $  333,206     $2,287,857

Fiscal 1999   $  421,861   $  162,715   $  361,3772(2) $  394,910     $  551,043






---------------------------------------
1  Represents accounts written off during the period.
2 Represents allowance for doubtful accounts balance on the opening balance sheets for acquisitions made during the year.
3 Includes accounts written-off during the period and the ending account balance for Grizzard of $234,000, which is included assets held for sale.

                                                                      Exhibit 21

  SUBSIDIARIES OF THE REGISTRANT


      Alliance Media Corporation                                          (100%)
      MSGi Direct - New York, Inc.                                        (100%)
      MSGi Direct, Inc.                                                   (100%)
      MSGi Direct - SKA, Inc.                                             (100%)
      MSGI Direct - Boston, Inc.                                          (100%)
      WiredEmpire.com Corp.                                               ( 87%)

                                                                     Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Marketing Services Group, Inc.

     We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822 and No. 333-89973) and
Forms S-8 (No. 333-94603 and No. 333-82541) of Marketing Services Group, Inc. and Subsidiaries, of our report dated September 21, 2001, relating to the consolidated financial statements and financial statement schedule which appears in this Annual Report on Form 10-K. Our report on such audit contains an explanatory paragaph related to the adoption of the provisions of Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," which resulted in a change in accounting.

                                                  /s/ PricewaterhouseCoopers LLP

New York, New York
September 26, 2001