Form 10-K/A
MARKETING SERVICES GROUP INC
filed 2001-10-29
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the transition period from ______________________ to_______________________
                         Commission file number 0-16730

                         MARKETING SERVICES GROUP, INC.
                 (Name of small business issuer in its charter)
              Nevada                                        88-0085608
              ------                                        ----------
(State or other jurisdiction
of incorporation or organization)           (I.R.S. Employer Identification No.)


   333 Seventh Avenue, 20th Floor
         New York, New York                                   10001
         ------------------                               --------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:                (917) 339-7100
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The issuer's revenues for its fiscal year ended June 30, 2001 are $127,722,689.

As of October 22, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $20,625,647.

As of October 22, 2001, there were 5,620,603 shares of the Registrant's common stock outstanding.

Introduction
------------

On September 28, 2001, Marketing Services Group, Inc. ("MKTG" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2001 (the "2001 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 2001 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2001 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12 and 13.

Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------

The Company's executive officers and directors and their positions with MKTG are as follows:

Name                          Age         Position
---------------------------   ---         ----------------------------------
Alan I. Annex                  39         Director and Secretary
J. Jeremy Barbera              45         Chairman of the Board of Directors
                                             and Chief Executive Officer
David Greenspan                44         Chief Operating Officer
Cindy H. Hill                  32         Chief Accounting Officer
Thomas Smith                   54         Chief Operating Officer
John T. Gerlach                69         Director
Seymour Jones                  70         Director
C. Anthony Wainwright          68         Director

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

Mr. Barbera has been Chairman of the Board and Chief Executive since April 1997, and served as a Director and officer since October 1996 when they acquired MSGI Direct - New York in an exchange of stock. He founded MSGI Direct - New York in 1987, which was twice named to the Inc. 500 list of the fastest growing private companies in America. Prior to founding MSGI Direct - New York, Mr. Barbera held various management positions at Lincoln Center for the Performing Arts as well as scientific research positions at NASA/Goddard Space Flight Center yielding 20 years of experience in the areas of entertainment marketing and database management services. Mr. Barbera is a Physicist educated at New York University, and graduated from the MIT Enterprise Forum at the Sloan School of Management.

Mr. Greenspan has been Chief Operating Officer since August 2001. Prior thereto he was Chief Integration Officer from May 2000 to August 2001. Prior to joining the Company, he co-founded and served as Executive Vice President of Clemente, Greenspan & Co. Mr. Greenspan has spent almost 20 years providing strategic marketing, and operational advice to both small and large organizations. He has broad-based experience helping management: devise acquisition and exit strategies, hone corporate vision, lead product development initiatives, integrate processes, and deliver on operational goals.

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

Mr. Smith has been Chief Operating Officer since August 2001. Prior thereto he was Senior Vice President of Northeast Operations from February 2001 to July 2001 and has been the President of the Company's subsidiary, MSGI Direct - Boston, Inc. since November 1999. Prior thereto he was a partner at Customer Management Group from August 1999 to October 1999, he was an Executive Vice President of CPS Direct from October 1995 to August 1999 and prior to that he was Senior Vice President of Sales and Marketing with Harte-Hankes from April 1984 to October 1995. Mr. Smith is a seasoned direct marketing executive with over 22 years experience.

Mr. Gerlach has been a Director of the Company since December 1997. Mr. Gerlach is the chairman of the M&A Committee and the chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors. He is presently Senior Executive Professor of the graduate business program and an associate professor of finance at Sacred Heart University in Fairfield, CT. Previously, Mr. Gerlach was a Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects; he was President and Chief Operating Officer of Horn & Hardart, supervising restaurant and mail order subsidiaries, including Hanover Direct; and he was the Founder and President of Consumer Growth Capital, a venture capital firm. Mr. Gerlach also serves as a director for Uno Restaurant Co.; SAFE Inc.; Cycergie (a French company); Akona Corp.; the Board of Regents at St. John's University in Collegeville, MN.

Mr. Jones has been a Director of the Company since June 1996. Mr. Jones is a member of the Audit Committee. Since September 1993, Mr. Jones has been a professor of accounting at New York University. From April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of PricewaterhouseCoopers L.L.P. Mr. Jones has over 40 years of public accounting experience including experience as an arbitrator and as an expert witness, particularly in the areas of fraud, mergers and acquisitions and accounting matters. Mr. Jones also functions as a consultant to Milberg Factors, CHF Industries, Dubilier & Co., and World Diagnostics, Inc. Mr. Jones also serves as a director for Reliance Bank.

Mr. Wainwright has been a Director of the Company since May 1991. Mr. Wainwright is the chairman of the Compensation Committee of the Board of Directors. Mr. Wainwright is currently Vice Chairman of the advertising agency McKinney & Silver and was Chairman of the advertising firm Harris Drury Cohen, Inc., from 1995 to 1997. From 1994 to 1995, he served as a Chairman with Cordient PLC's Compton Partners, a unit of the advertising firm Saatchi &

Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of Saatchi & Saatchi in New York. Mr. Wainwright also serves as a director of Audio Visual Service Corp., Del Webb Corporation, American Woodmark and, Danka P.L.C.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission (the "Commission") and the NASDAQ Market. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2000, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2001.


Item 11 - Executive Compensation:
---------------------------------

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2001 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                   Fiscal                                Securities
                                    Year                                 Underlying
                                    Ended        Annual       Annual      Options/
Name and Principal                June 30,     Salary ($)      Bonus     SARs (#)
------------------                --------     ----------      -----     --------
Position
--------
J. Jeremy Barbera (1)               2001         456,642         -            -
   Chairman of the                  2000         356,730         -        137,500
   Board and CEO                    1999         298,077         -            -

Michael Dzvonik (2)                 2001         300,000         -            -
   Former Chief                     2000          83,695         -         41,667
   Operating Officer

Rudy Howard (3)                     2001         300,000      150,000         -
  Former Chief                      2000         117,692         -         62,500
  Financial Officer

Cindy Hill                          2001         200,000         -            -
  Chief Accounting                  2000         135,336         -         16,667
  Officer                           1999         110,096         -            -


                      SUMMARY COMPENSATION TABLE CONTINUED

                                   Fiscal                                Securities
                                    Year                                 Underlying
                                    Ended       Annual       Annual       Options/
Name and Principal                June 30,    Salary ($)      Bonus       SARs (#)
------------------                --------    ------------    -----       --------
Position
--------

David Greenspan (4)                 2001      250,000           -          33,334
  Chief Operating                   2000       42,308           -             -
  Officer

Thomas Smith (5)                    2001      195,519           -             -
  Chief Operating                   2000       79,773           -           4,167
  Officer

----------

(1) The annual salary for Mr. Barbera commencing January 1, 2000 was raised from $350,000 to $500,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000. Approximately $20,000 of the total amount included in Other Annual Compensation represents amounts paid for parking on behalf of Mr. Barbera.

(2) The annual salary for Mr. Dzvonik was $300,000 for 2000. Due to the Company's acquisition of Grizzard Communications Group, Inc. ("Grizzard') on March 22, 2000, Mr. Dzvonik's annual compensation for 2000 only reflects approximately three months salary. On July 31, 2001 in connection with the sale of Grizzard, Mr. Dzvonik ceased being an officer of MKTG and Mr. Dzvonik elected to remain with the Grizzard entity.

(3) The annual salary for Mr. Howard was $300,000 for 2000. Due to his appointment in February 2000, Mr. Howard's annual compensation for 2000 only reflects approximately four months salary. In August 2001, Mr. Howard was terminated without cause and is no longer an officer of the Company.

(4) The annual salary for Mr. Greenspan was $250,000 for 2000. Due to his appointment in May 2000, Mr. Greenspan's annual compensation for 2000 only reflects approximately two months salary.

(5) The annual salary for Mr. Smith was $135,000 in 1999. Due to his appointment in November 1999, Mr. Smith's annual compensation for 1999 only reflects approximately eight months salary.

STOCK OPTION GRANTS

                                               OPTIONS GRANTED IN THE LAST FISCAL YEAR (1)


                                                              Individual Grant
                      ----------------------------------------------------------------------------------------------

                          Number of           % of Total Options/
                         Securities              SARs Granted to         Exercise or
                      Underlying Options/      Employees in Fiscal       Base Price        Expiration      Grant
                       SARs Granted (#)            Year (3)             ($ per share)         Date       Date Value
                       ----------------            --------             -------------         ----       ----------

David Greenspan (2)        33,334                    21%                  $26.625             07/10         $26.625

-----------------------

(1) All such numbers have been adjusted to reflect the Company's one-for-six reverse stock split effective on October 15, 2001.

(2) Mr. Greenspan's options are exercisable as follows: 959 on July 1, 2000, and 925 per month for 35 months.

(3) During the fiscal year ended June 30, 2001, the Company granted options to purchase a total of 155,834 shares of Common Stock.

AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND
FISCAL YEAR END OPTION VALUES

     The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2001. All option amounts have been adjusted to reflect the Company's one-for-six reverse stock split which became effective on October 15, 2000.


                                                        Number of Securities           Value of unexercised
                                                       Underlying Unexercised          In-the-Money Options/
                      Number of                        Options/SARs at Fiscal           SARs at Fiscal Year
                     Securities          Value              Year End (#)                    End ($)(1)
                    Exercised (#)    Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable

J. Jeremy Barbera       -                    -                235,417/68,750                       0/0
Michael Dzvonik         -                    -                 13,889/27,778                       0/0
Rudy Howard             -                    -                 12,732/8,102                        0/0
Cindy Hill              -                    -                 17,779/15,555                       0/0
David Greenspan         -                    -                 11,114/22,220                       0/0
Thomas Smith            -                    -                  2,201/1,967                        0/0
-----------

(1) Fair market value of $4.92 per share at June 30, 2001 was used to determine the value of in-the-money options.

COMPENSATION OF DIRECTORS

Directors who are not employees of the Company receive an annual retainer fee of $25,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. Mr. Annex has indicated that since his firm acts as counsel to the Company he would waive that described cash and stock retainer. The Directors agreed to waive the annual option grant for the fiscal year ended June 30, 2001.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

The Company has entered into employment agreements with each of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of MKTG by the Board, effective March 31, 1997. Stephen Killeen assumed the position of President upon his appointment in July 2000. Mr. Barbera had previously served as President and CEO of MSGI Direct - New York, Inc. Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. Mr. Barbera has forgone the increase in his salary from January 1, 2000 through December 31, 2000. On May 27, 1997, Mr. Barbera was granted options to acquire 166,667 shares of Common Stock of the Company; 55,556 exercisable at $15.75 per share, 55,556 exercisable at $18.00 per share and 55,556 exercisable at $21.00 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 137,500 shares of Common Stock of the Company at $26.625 per share; 68,750 exercisable on December 31, 2000; 34,375 exercisable on December 31, 2001 and 2002. If Mr. Barbera is terminated without cause (as defined in the agreement), then MKTG shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

Mr. Barbera has agreed in his employment agreement (i) not to compete with MKTG or its subsidiaries, or to be associated with any other similar business during the employment term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in the employment agreement, and (ii) upon termination of employment with MKTG and its subsidiaries, not to solicit or encourage certain clients of MKTG or its subsidiaries to cease doing business with MKTG and its subsidiaries and not to do business with any other similar business for a period of three years from the date of such termination.

Mr. Howard entered into an employment agreement effective January 1, 2000 providing for his employment as Chief Financial Officer of MKTG. The agreement provided for a three year term expiring December 31, 2003 (the "Employment Term"). The base salary during the Employment Term was $300,000 for the first year and not less than $300,000 for the remaining two years. Mr. Howard was eligible to receive bonuses equal to 50% of the base salary each year at the determination of the Audit Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On January 27, 2000, Mr. Howard was granted options to acquire 41,667 shares of Common Stock of the Company at $17.625 per share which were exercisable equally over a period of 24 months beginning January 27, 2000. On June 30, 2000, Mr. Howard was granted options to acquire 20,834 shares of Common Stock of the Company at $4.4375 per shares which were exercisable equally over a period of 24 months beginning January 27, 2000. On January 2, 2001, the January 2000 grant of 41,667 options was cancelled. In August 2001, Mr. Howard was terminated without cause (as defined in the agreement), and in accordance with the employment agreement MKTG paid him a lump sum payment of $1,345,500, equal to 2.99 times the compensation paid during the preceding 12 months and all out outstanding stock options became fully vested and immediately exercisable.


Ms. Hill entered into an employment agreement effective January 1, 2000, providing for employment as Chief Accounting Officer of the Company. The agreement provides for a two year term expiring on December 31, 2001 (the "Employment Term"). The base salary during the Employment Term is $200,000 for the first year and not less than $200,000 for the second year. Ms. Hill is eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreement also provide for the granting to Ms. Hill of options to acquire Common Stock if and as determined by the Compensation Committee. If Ms. Hill is terminated without cause (as defined in the agreement), then MKTG shall pay her a lump sum payment equal to two times the then base rate.

Ms. Hill has agreed in her employment agreement (i) not to compete with MKTG or to be associated with any other similar business during the Employment Term, except that she may own up to 5% of the outstanding common stock of certain corporations, as described more fully in her employment agreement, and (ii) upon termination of employment with MKTG, not to solicit or encourage certain clients of MKTG (as more fully described in the relevant employment agreement), to cease doing business with MKTG, and not to do business with any other similar business, for a period of three years from the date of such termination.

Mr. Killeen entered into an employment agreement effective July 7, 2000 providing for his employment as President of MKTG. The agreement provided for a three year term expiring June 30, 2003 (the "Employment Term"). The base salary during the Employment Term was $400,000 for the first year and not less than $400,000 for the remaining two years. Mr. Killeen was eligible to receive bonuses equal to 50% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On July 7, 2000, Mr. Killeen was granted options to acquire 66,667 shares of Common Stock of the Company at $4.50 per share of which one third were exercisable on July 7, 2000 and the remaining two thirds vested equally over 24 months beginning August 7, 2000. In February 2001, the employment of Mr. Killeen was terminated without cause (as defined in the agreement), and MKTG is obligated to pay him a payment of $1,794,000 equal to
2.99 times the compensation paid during the preceding 12 months and all out outstanding stock options became fully vested and immediately exercisable.

Mr. Dzvonik entered into an employment agreement effective March 22, 2000 providing for his employment as Chief Operating Officer of MKTG. The agreement provided for a three year term expiring March 21, 2003 (the "Employment Term"). The base salary during the Employment Term was $300,000 for the first year and not less than $300,000 for the remaining two years. Mr. Dzvonik was eligible to receive bonuses equal to 50% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. On March 22, 2000, Mr. Dzvonik was granted options to acquire 250,000 shares of Common Stock of the Company at $4.4375 per share of which one third are exercisable on March 22, 2001, one third on March 22, 2002 and one third on March 22, 2003. In July 2001, in connection with the sale of its wholly owned subsidiary Grizzard, Mr. Dzvonik ceased being an Officer of MKTG and Mr. Dzvonik elected to remain with the Grizzard entity.

Mr. Greenspan entered into an employment agreement effective May 1, 2000 providing for his employment as Chief Integration Officer of MKTG. The agreement provides for a three year term expiring on May 1, 2003 (the "Employment Term"). In August 2001, Mr. Greenspan was named Co-Chief Operating Officer. The base salary during the Employment Term is $250,000 per year. Mr. Greenspan is eligible to receive bonuses based upon achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreement also provides for the granting to Mr. Greenspan of options to acquire Common Stock if and as determined by the Compensation Committee. If Mr. Greenspan is terminated without cause (as defined in the agreement), then MKTG shall pay him a lump sum payment equal to one year of his salary at the then base rate.

Mr. Greenspan has agreed in his employment agreement (i) not to compete with MKTG or to be associated with any other similar business during the Employment Term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in his employment agreement, and (ii) upon termination of employment with MKTG, not to solicit or encourage certain clients of MKTG (as more fully described in the relevant employment agreement) to cease doing business with MKTG and not to do business with any other similar business, for a period of three years from the date of such termination.

Mr. Smith entered into an employment agreement effective April 1, 2001 providing for his employment as Executive Vice President of North East Operations. In August 2001, Mr. Smith was named Co-Chief Operating Officer. The agreement provides for a term expiring December 31, 2002 ("Employment Term"). The base salary during the Employment Term is $250,000. Mr. Smith is eligible to receive bonuses at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. If Mr. Smith is terminated without cause (as defined in the agreement), then MKTG shall pay him a lump sum payment equal to the base salary for a period of six months.

Mr. Smith has agreed in his employment agreement (i) not to compete with MKTG or to be associated with any other similar business during the Employment Term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in his employment agreement, and (ii) upon termination of employment with MKTG, not to solicit or encourage certain clients of MKTG (as more fully described in the relevant employment agreement) to cease doing business with MKTG and not to do business with any other similar business, for a period of three years from the date of such termination.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are C. Anthony Wainwright, and John Gerlach. Mr.Wainwright is Chairman of the Committee. There were no compensation interlocks.

Mr. Gerlach and Mr. Wainwright served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2001. None of such persons is an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.


Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of October 29, 2001 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock. (All such numbers have been adjusted to reflect the Company's one-for-six reverse stock split which became effective on October 15, 2001).

                                                                    Amount and Nature of
                                                                        Common Stock
                                                                     Beneficially Owned
Name and Address of Beneficial Holder (1)                           Number       Percent
-----------------------------------------                           ------       -------
Directors and Named Executive Officers:
J. Jeremy Barbera(2)..............................................   668,750       8.62%
Michael Dzvonik(3)................................................    47,180           *
David Greenspan (4)...............................................    18,419           *
Rudy Howard(5)....................................................    20,834           *
Cindy Hill(6).....................................................    21,390           *
Thomas Smith(7)...................................................     6,946           *
Alan I. Annex(8)..................................................    14,604           *
Seymour Jones(9)..................................................    17,727           *
C. Anthony Wainwright(10).........................................    12,402           *
John Gerlach(11)..................................................    19,750           *


All Directors and Executive Officers as a group (12 persons)......   847,998      14.17%

5% Stockholders:
GE Capital Corporation(12)........................................ 2,501,771      32.23%
CMGI Inc.(13).....................................................   386,848       4.98%



---------------
*  Less than 1%

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

(2) Includes 235,417 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(3) Includes 13,889 beneficially owned shares of Common Stock issuable upon the exercise of options of which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(4) Includes 16,669 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(5) Includes 20,834 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(6) Includes 20,557 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(7) Includes 2,779 beneficially owned shares of Common Stock Issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(8) Includes 13,834 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(9) Includes 11,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29 October 29, 2001.

(10) Includes 10,834 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(11) Includes 17,000 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of October 29, 2001.

(12) Includes 1,778,334 beneficially owned shares of Common Stock issuable upon the exercise of warrants which are currently exercisable or are exercisable with 60 days of October 29, 2001. The address for the 5% Stockholder is as follows: 120 Long Ridge Road, Stamford, Connecticut 06927.

(13) The address for the 5% Stockholder is as follows: 100 Brickstone Square, Andover, MA 01810.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------

Transactions with Mr. Barbera: During the year end June 30, 2001, the Company entered into a promissory note agreement with Mr. Barbera for up to $1,000,000, due and payable at maturity, January 1, 2002. The promissory note bears interest at 15% per annum and includes certain prepayment penalties. During the year ended June 30, 2001, the Company received advances of $900,000 and made repayments of $650,000. As of June 30, 2001, there was approximately $250,000 of principal outstanding and $150,000 of accrued interest and penalties. In August 2001, the entire principal and accrued interest was paid.

Transactions with Mr. Annex: Mr. Annex, Secretary and a Director of the Company, is a partner in the law firm of Greenberg Traurig LLP, which provides legal services to the Company. The Company incurred expenses aggregating approximately $1,015,000 during fiscal 2001. Mr. Annex has informed the Company that such fees did not represent more than 5% of such firm's revenues for its fiscal years ending during such periods. The Company believes that the fees for services provided by the law firm were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

Transactions with 5% Stockholders: In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560
(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 1,778,334 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. The plaintiff has filed a motion for summary judgment. Accordingly, the Levy case remains pending and there are no changes to the warrant.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

                                    MARKETING SERVICES GROUP, INC.

                                    By:     /s/ Jeremy Barbera
                                            ------------------------------------
                                            Name     :  J. Jeremy Barbera
                                            Title    :  Chief Executive Officer


                                    By:     /s/ Cindy H. Hill
                                            ---------------------------
                                            Name     :  Cindy H. Hill
                                            Title    :  Chief Accounting Officer




Date:  October 29, 2001