Form 10-Q
period 2001-09-30
MARKETING SERVICES GROUP INC
filed 2001-11-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

As of November 12 , 2001 there were 5,620,601 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2001



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

 Item 1  Interim Condensed Consolidated Financial Statements
         (unaudited)

         Condensed Consolidated Balance Sheets as of
         September 30, 2001 and June 30, 2001(unaudited)                     3

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2001 and 2000 (unaudited)          4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 2001 and 2000 (unaudited)                5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6-10

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               11-14


PART II- OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                   15


 Signatures                                                                 16

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                               September 30, 2001             June 30, 2001
                                                                               ------------------             -------------
ASSETS
------
Current assets:
    Cash and cash equivalents                                                    $24,728,892                    $1,725,412
    Accounts receivable, net of allowance for doubtful
       accounts of $2,475,485 and $2,423,610, respectively                        28,556,108                    27,507,629
    Net assets held for sale                                                               -                    80,882,272
    Other current assets                                                           1,114,931                       990,741
                                                                                   ---------                       -------
        Total current assets                                                      54,399,931                   111,106,054

Intangible assets, net                                                            53,666,433                    54,362,534
Property and equipment, net                                                        2,271,281                     2,346,152
Restricted cash                                                                    4,945,874                             -
Other assets                                                                         499,612                     2,574,762
                                                                                 -----------                     ---------

        Total assets                                                            $115,783,131                  $170,389,502
                                                                                ============                   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short - term borrowing                                                        $2,158,056                   $13,021,966
    Accounts payable-trade                                                        24,705,888                    27,119,339
    Related party payable                                                                  -                       400,000
    Accrued expenses and other current liabilities                                 8,342,187                     6,074,222
    Net liabilities of discontinued operations                                     2,245,230                     2,396,171
    Current portion of capital lease obligations                                     102,138                       115,598
    Current portion of long-term obligations                                         340,537                    32,833,101
                                                                                ------------                    ----------
        Total current liabilities                                                 37,894,036                    81,960,397

Capital lease obligations, net of current portion                                     78,143                        89,913
Long-term obligations, net of current portion                                      4,734,463                     4,339,078
Other liabilities                                                                    907,106                     1,516,976
                                                                                ------------                    ----------
    Total liabilities                                                             43,613,748                    87,906,364
                                                                                ------------                    ----------

Minority interest in preferred stock of discontinued subsidiary                      280,946                       280,946

Convertible preferred stock - $.01 par value; 150,000 shares
    authorized; 30,000 shares of Series E issued and outstanding                  13,424,198                    13,424,198

Commitments and contingencies

Stockholders' equity:
    Common stock - $.01 par value; 75,000,000 authorized; 5,691,250
      shares issued as of September 30, 2001 and June 30, 2001                        56,912                        56,912
    Additional paid-in capital                                                   231,555,514                   231,555,514
    Accumulated deficit                                                         (171,754,477)                 (161,440,722)
    Less:  70,649 shares of common stock in treasury, at cost                     (1,393,710)                   (1,393,710)
                                                                                ------------                  ------------
        Total stockholders' equity                                                58,464,239                    68,777,994
                                                                                ------------                  ------------
        Total liabilities and stockholders' equity                              $115,783,131                  $170,389,502
                                                                                ============                  ============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                                         2001                      2000
                                                                         ----                      ----

Revenues                                                               $11,681,661                $29,181,605
                                                                       -----------                -----------
Operating costs and expenses:
     Salaries and benefits                                              11,555,659                 17,426,498
     Direct costs                                                        2,396,952                  7,375,179
     Selling, general and administrative                                 3,437,258                  4,436,508
     Depreciation and amortization                                         921,640                  2,907,343
     Gain on sale of Grizzard                                           (1,722,763)                         -
                                                                       -----------                -----------
                 Total operating costs and expenses                     16,588,746                 32,145,528
                                                                       -----------                -----------
Loss from operations                                                    (4,907,085)                (2,963,923)

Interest expense and other, net                                           (517,031)                (2,066,472)
                                                                       -----------                -----------
Loss before provision for income taxes
     and extraordinary item                                             (5,424,116)                (5,030,395)

Provision for income taxes                                                 (30,800)                   (41,415)
                                                                       -----------                -----------
Loss before extraordinary item                                          (5,454,916)                (5,071,810)

Extraordinary item:
     Loss on early extinguishment of debt                               (4,858,839)                         -
                                                                       -----------                -----------

         Net loss                                                      (10,313,755)                (5,071,810)

Gain on redemption of preferred stock
   of discontinued subsidiary                                                    -                  8,593,846
                                                                       -----------                -----------

Net (loss) income available to common stockholders                    $(10,313,755)                $3,522,036
                                                                      =============               ===========

Basic and diluted (loss) earnings per share:
             Continuing operations before extraordinary item               $(.96)                   $ (1.01)
             Extraordinary item                                             (.87)                        -
             Discontinued operations                                          -                        1.71
                                                                          --------                     ----
                  Basic and diluted (loss) earnings per share              $(1.83)                     $.70
                                                                           =======                     ====

Weighted average common shares outstanding                               5,620,601                  5,012,046
                                                                       ===========                ===========


See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                                                    2001              2000
                                                                                    ----              ----

Operating activities:
    Net loss                                                                  $(10,313,755)      $(5,071,810)
    Adjustments to reconcile loss to net cash used in
       operating activities:
        Extraordinary item- Loss on early extinguishment of debt                 4,858,839                 -
        Gain on sale of Grizzard                                                (1,722,763)                -
        Depreciation                                                               225,313         1,020,046
        Amortization                                                               696,327         1,887,297
        Non cash interest expense                                                  266,900           530,611
        Provision for bad debts                                                    190,657           200,425
    Changes in assets and liabilities:
        Accounts receivable                                                      1,483,164        (6,292,623)
        Inventory                                                                 (697,908)       (1,029,864)
        Other current assets                                                      (113,130)       (1,365,805)
        Other assets                                                               (26,197)         (612,357)
        Accounts payable - trade                                                (1,439,991)        1,906,233
        Accrued expenses and other liabilities                                     186,109         4,528,701
                                                                                ----------         ---------
           Net cash used in operating activities                                (6,406,435)       (4,299,146)
                                                                                ----------         ---------
Investing activities:
    Proceeds from sale of Grizzard, net                                         81,662,392                 -
    Increase in restricted cash                                                 (4,945,874)                -
    Purchases of property and equipment                                           (421,676)         (560,753)
    Purchases of capitalized software                                                    -          (271,219)
                                                                                ----------         ---------
        Net cash provided by (used in) investing activities                     76,294,842          (831,972)
                                                                                ----------         ---------

Financing activities:
    Proceeds from exercises of stock options                                             -               366
    Net (repayments on)  proceeds from credit facilities                       (10,863,910)          546,006
    Repayment of capital lease obligation                                          (31,144)         (214,716)
    Repayment of related party note payable                                       (250,000)       (5,000,000)
    Repayments of long term debt                                               (35,588,932)         (402,818)
                                                                                ----------         ----------
        Net cash (used in) provided by financing activities                    (46,733,986)       (5,071,162)

    Net cash (used in) provided by discontinued operations                        (150,941)        2,772,451
                                                                                ----------         ---------
    Net increase (decrease) in cash and cash equivalents                        23,003,480        (7,429,829)

    Cash and cash equivalents at beginning of period                             1,725,412         9,903,799
                                                                                 ---------         ---------
    Cash and cash equivalents at end of period                                 $24,728,892        $2,473,970
                                                                               ===========        ==========


See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MKTG" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2001 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation.

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock will remain $.01 per share and the number of authorized shares of common stock will remain at 75,000,000. The stock split was effective October 15, 2001. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on the balance sheets as of September 30, 2001 and June 30, 2001, and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the paid in capital account.


2.  EARNINGS PER SHARE

Stock options and warrants in the amount of 1,484,219, a warrant exercisable on November 1, 2001 in the amount of 1,778,334 and convertible preferred stock in the amount of 408,497 for the three months ended September 30, 2001 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period. Stock options and warrants in the amount of 1,346,352 shares, contingent warrants in the amount of 1,778,334 and convertible preferred stock in the amount of 408,497 for the three months ended September 30, 2000 have not been included in the computation of diluted EPS as they were antidilutive.

The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.01 per share will become issuable and exercisable on November 1, 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock will be triggered. The conversion price will be reset to an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. However, the number of shares issued upon converison is subject to certain ownership limitations as outlined in the agreement.

In the quarter ended September 30, 2000, the Company exchanged 218,978 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8,593,846 for the quarter ended September 30, 2000 which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and diluted earnings per share-discontinued operations.

3.  DEBT

In August 2001, the Company entered into a stand by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard".) The letter of credit is collateralized by cash which has been classified as restricted cash in the long term asset section of the balance sheet as of September 30, 2001. The letter of credit is subject to an annual facility fee of 1.5%. The remaining obligation is included in long term obligations and is payable in March 2003.

Effective September 30, 2001, the Company amended its line of credit agreements to adjust the calculations for certain covenants. As of September 30, 2001, the Company was in compliance with its line of credit covenants, as amended.


4.  REVENUE RECOGNITION

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


5.  SALE OF GRIZZARD

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $91.3 million payable in cash, subject to a working capital adjustment estimated at approximately $1.5 million. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded an extraordinary loss of approximately $4.9 million in the September 2001 quarter as a result of the early extinguishments of debt. The purchase price was determined through arms-length negotiations between the purchaser and MKTG. As of September 30, 2001 the estimated working capital adjustment of $1.5 million and other liabilities of $1.6 million representing the settlement of Grizzard intercompany debt are included in accrued expenses and other current liabilities.

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million. Grizzard's revenues included in the Company's statement of operations for the quarters ended September 30, 2001 and 2000 were $2.9 million and $16.4 million, respectively. Grizzard's net loss included in the Company's statement of operations for the quarters ended September 30, 2001 and 2000 were $8.5 million and $2.9 million, respectively.






                                                    Supplemental
                                               Pro forma information
                                        For the quarter ended September 30,
                                                     (Unaudited)
                                            2001                2000
                                            ----                ----
 Revenues                                 $8,851,000        $12,557,000
 Loss from operations
    before extraordinary item            $(3,629,000)       $(1,957,000)
 Net loss per common share
    from continuing operations,
    basic and diluted                      $(.65)              $(.39)
                                           ======              ======

The pro forma information is provided for informational purposes only and assumes that Grizzard was sold as of the beginning of fiscal year 2000. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.


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


8.       SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITITES

During the quarter ended September 30, 2000, the Company received $330,762 of uncollaterized financing to acquire additional capitalized software.
 .
During the quarter ended September 30, 2000, the Company acquired equity interests of $324,914 in certain companies in exchange for services.


9.       GAIN ON REDEMPTION OF PREFERRED STOCK OF DISCONTINUED SUBSIDIARY

In September 2000, in connection with the discontinued operations of WiredEmpire, the Company offered to exchange preferred shares of WiredEmpire for MKTG common shares. During the quarter ended September 30, 2000, the Company exchanged 218,978 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8,593,846, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the quarter ended September 30, 2000. As of September 30, 2001, 48,000 shares of WiredEmpire preferred stock have not been exchanged.


10.      SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is being reported consistent with the Company's method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MKTG is organized primarily on the basis of products broken down into separate subsidiaries. Based on the nature of the services provided and class of customers, as well as the similar economic characteristics, MKTG's subsidiaries have been aggregated. No single customer accounted for 10% or more of total revenues. MKTG earns 100% of its revenue in the United States.

Supplemental disclosure of revenue by product:
                                                        Quarter Ended
                                                         September 30,
                                             ----------------------------------
                                                 2001                 2000
                                                 ----                 ----
  List sales and services                    $1,950,454             $3,834,265
  Marketing communication services            2,831,004             16,366,367
  Database marketing                          2,768,362              3,627,867
  Telemarketing                               3,792,921              4,507,485
  Website development and design                308,539                816,916
  Other                                          30,381                 28,705
                                            -----------            -----------
  Consolidated total                        $11,681,661            $29,181,605
                                            ===========            ===========

The marketing communication services product line was included in the sale of Grizzard (see Note 5).


11. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these Statements which must be adopted by the Company on July 1, 2003. As of September 30, 2001, the Company has net unamortized intangibles of $53,666,433 and amortization expense of $696,327 and $1,887,297 for the quarters ended September 30, 2001 and 2000, respectively.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have its financial position and results of operation.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------


Special Note Regarding Forward-Looking Statements
-------------------------------------------------

Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Marketing Services Group, Inc. ("MKTG" or the "Company"), or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three month periods ended September 30, 2001 and 2000. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

To facilitate an analysis of MKTG operating results, certain significant events should be considered.

In September 2000, in connection with the discontinued operations of WiredEmpire, the Company offered to exchange preferred shares of WiredEmpire for MKTG common shares. During the quarter ended September 30, 2000, the Company exchanged 218,978 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $8,593,846, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations for the quarter ended September 30, 2000. As of September 30, 2001, 48,000 shares of WiredEmpire preferred stock have not been exchanged.

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 million, net of a working capital adjustment, payable in cash. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded an extraordinary loss of approximately $4.9 million in the September 2001 quarter as a result of the early extinguishment of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million. The purchase price was determined through arms-length negotiations between the purchaser and MKTG.

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million. Grizzard's revenues included in the Company's statement of operations for the quarters ended September 30, 2001 and 2000 were $2.9 million and $16.4 million, respectively. Grizzard's net loss included in the Company's statement of operations for the quarters ended September 30, 2001 and 2000 were $8.5 million and $2.9 million, respectively.

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 4, "Revenue Recognition," for a description of the Company's policies for revenue recognition. The adoption of SAB 101, did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock will remain $.01 per share and the number of authorized shares of common stock will remain at 75,000,000. The stock split was effective October 15, 2001. The effect of the stock split has been recognized retroactively in the shareholders' equity accounts on the balance sheets as of September 30, 2001 and June 30, 2001, and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Shareholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the paid in capital account.

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

Results of Operations for the Three Months Ended September 30, 2001, Compared to
--------------------------------------------------------------------------------
the Three Months Ended September 30, 2000.
------------------------------------------

Revenues of approximately $11.7 million for the three months ended September 30, 2001 (the "Current Period") decreased by $17.5 million or 60% over revenues of $29.2 million during the three months ended September 30, 2000 (the "Prior Period"). Of the decrease, approximately $13.8 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard decreased by $3.7 million or 30% primarily due to decreased client billings. The decrease is a direct result of the impact of a weaker economy resulting in a reduction of our client's marketing campaigns. In addition, since September 11 unexpected client cancellations and postponed fundraising campaigns contributed to the decrease. Furthermore, for a period of time following September 11 our telemarketing calling center closed and all calling campaigns for such period were cancelled. The Company expects the decline in revenue from the prior year results to continue in the near future due to the weakened economy and due to the recent events in connection with the mail and the impact on direct marketing programs. In addition, the Company is in the process of moving its telemarketing call center to a new location during the next fiscal quarter. The Company expects to see a decline in telemarketing revenue for a short period of time during this transition.

Salaries and benefits of approximately $11.6 million in the Current Period decreased by approximately $5.8 million or 34% over salaries and benefits of approximately $17.4 million in the Prior Period. Of the decrease, approximately $4.8 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $1.0 million or

11% due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and services.

Direct costs of approximately $2.4 million in the Current Period decreased by $5.0 million or 67% over direct costs of $7.4 million in the Prior Period. Of the decrease, approximately $4.8 million is attributable to direct costs associated with sale of Grizzard in July 2001. Direct costs, excluding the effects of the disposition of Grizzard, decreased by $.2 million or 16% resulting from the decrease in revenue.

Selling, general and administrative expenses of approximately $3.4 million in the Current Period decreased by approximately $1.0 million or 23% over comparable expenses of $4.4 million in the Prior Period. Of the decrease, approximately $.1 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, decreased by $.9 million, principally due to decreased professional fees and decreased rent and other expenses due to the consolidation of certain office spaces and the reduction of head count.

Depreciation and amortization expense of approximately $.9 million in the Current Period decreased by approximately $2.0 million over expense of $2.9 million in the Prior Period. This is primarily attributable to an decrease in depreciation and amortization expense resulting from the sale of Grizzard in July 2001.

Net interest expense of approximately $.5 million in the Current Period decreased by approximately $1.6 million over net interest expense of approximately $2.1 million in the Prior Period. The decrease is principally due to the reduced interest expense due to the repayment of certain long term debt in connection with the sale of Grizzard in addition to the interest income earned on the net proceeds from the sale.

As a result of the above, loss before extraordinary item of $5.5 million in the Current Period increased by $.4 million over comparable net loss of $5.1 million in the Prior Period. Grizzard's net loss included in loss before extraordinary item for the quarters ended September 30, 2001 and 2000 were $3.6 million and $2.9 million, respectively.

In connection with the sale of Grizzard, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. As a result, the Company recorded an extraordinary loss of approximately $4.9 million in the September 2001 quarter as a result of the early extinguishment of debt.

Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At September 30, 2001, the Company had cash and cash equivalents of $24.7 million and accounts receivable net of allowances of $28.6 million.

The Company generated losses from operations of $4.9 million in the Current Period. Cash used in operating activities was $6.4 million. Cash used by operating activities principally consists of the net loss less the gain on sale of Grizzard and the extraordinary loss from the extinguishments of debt.

In the Current Period, net cash of $76.3 million was provided by investing activities consisting of the net proceeds from the sale of Grizzard of $81.6 million offset by the increase in restricted cash of $4.9 million and the purchases of property and equipment of $.4 million. In the Prior Period, the Company purchased $.8 million of property and equipment and capitalized software. The Company intends to continue to invest in technology and telecommunications hardware and software.

In the Current Period, net cash of $46.7 million was used in financing activities consisting of repayments of long term debt, credit facilities and capital leases of $46.5 million and repayments of related party debt of $.2 million. In the Prior Period, net cash of $5.1 million was used in financing activities consisting principally of a repayment of a related party note payable of $5.0 million, repayments of long term debt and capital leases of $ .6 million, net of proceeds from credit facilities of $.5 million.

At September 30, 2001, the Company had amounts outstanding of $2.2 million on its lines of credit. The Company had approximately $1.6 million available on its lines of credit as of September 30, 2001. Effective September 30, 2001, the Company amended its line of credit agreements to adjust the calculations for certain covenants. As of September 30, 2001, the Company was in compliance with its line of credit covenants, as amended.

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

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these Statements which must be adopted by the Company on July 1, 2003. As of September 30, 2001, the Company has net unamortized intangibles of $53,666,433 and amortization expense of $696,327 and $1,887,297 for the quarters ended September 30, 2001 and 2000, respectively.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of SFAS No. 144 will have its financial position and results of operation.

                           PART II- OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K

Exhibits
--------
None

Reports on Form 8-K
-------------------

On or about August 15, 2001, the Company filed a current report on Form 8-K regarding the Company's disposition of all the outstanding common stock of Grizzard Communication Group, Inc.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MARKETING SERVICES GROUP, INC.
                                (Registrant)


Date:  November 14, 2001      By: /s/ J. Jeremy Barbera
                                  ------------------------------------------
                                  J. Jeremy Barbera
                                  Chairman of the Board and
                                  Chief Executive Officer


Date:  November 14, 2001      By: /s/ Cindy H. Hill
                                  ------------------------------------------
                                  Cindy H. Hill
                                  Chief Accounting Officer