Form 10-Q
period 2001-12-31
MARKETING SERVICES GROUP INC
filed 2002-02-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

As of February 11, 2002 there were 6,524,467 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                DECEMBER 31, 2001



PART I - FINANCIAL INFORMATION                                        Page
                                                                      ----

Item 1  Interim Condensed Consolidated Financial Statements
        (unaudited)
        Condensed Consolidated Balance Sheets as of
        December 31, 2001 and June 30, 2001 (unaudited)                 3

        Condensed Consolidated Statements of Operations for the
        three and six months ended December 31, 2001 and 2000
        (unaudited)                                                     4

        Condensed Consolidated Statements of Cash Flows
        for the six months ended December 31, 2001 and 2000
        (unaudited)                                                     5

        Notes to Condensed Consolidated Financial
        Statements (unaudited)                                         6-12

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           13-18


PART II  - OTHER INFORMATION

Item 1     Legal Proceedings                                            19

Item 6     Exhibits and Reports on Form 8-K

           None

Signatures                                                              20

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                December 31, 2001         June 30, 2001
                                                                                -----------------         -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $16,337,051             $1,725,412
   Accounts receivable, net of allowance
     for doubtful accounts of $1,917,985 and $2,423,610 as of
     December 31, 2001 and June 30, 2001, respectively                               26,022,839             27,507,629
   Net assets held for sale                                                                   -             80,882,272
   Other current assets                                                               1,155,659                990,741
                                                                                      ---------                -------
     Total current assets                                                            43,515,549            111,106,054

Intangible assets, net                                                               52,970,107             54,362,534
Related party note receivable                                                         1,010,000                      -
Property and equipment, net                                                           2,684,281              2,346,152
Restricted cash                                                                       4,945,874                      -
Other assets                                                                            569,622              2,574,762
                                                                                   ------------           ------------
     Total assets                                                                  $105,695,433           $170,389,502
                                                                                   ============           ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowing                                                              $2,534,806            $13,021,966
   Accounts payable-trade                                                            22,520,564             27,119,339
   Related party payable                                                                     -                 400,000
   Accrued expenses and other current liabilities                                     4,489,331              6,074,222
   Net current liabilities of discontinued operations                                 2,104,502              2,396,171
   Current portion of capital lease obligations                                          98,053                115,598
   Current portion of long-term obligations                                             281,304             32,833,101
                                                                                   ------------             ----------
     Total current liabilities                                                       32,028,560             81,960,397

Capital lease obligations, net of current portion                                        58,843                 89,913
Long-term obligations, net of current portion                                         4,779,046              4,339,078
Other liabilities                                                                       836,576              1,516,976
                                                                                   ------------           ------------

     Total liabilities                                                               37,703,025             87,906,364
                                                                                    ------------          ------------

Minority interest in preferred stock of discontinued subsidiary                         280,946                280,946

Convertible preferred stock - $.01 par value; 150,000 shares authorized; 28,900 and 30,000 shares of Series E issued and outstanding as
   December 31, 2001 and June 30, 2001, respectively                                 12,932,872             13,424,198

Stockholders' equity:
   Common stock - $.01 par value; 75,000,000 authorized; 6,243,056 and 5,691,250 shares issued as of December 31, 2001 and
     June 30, 2001, respectively                                                         62,430                 56,912
   Additional paid-in capital                                                       232,041,322            231,555,514
   Accumulated deficit                                                             (175,931,452)          (161,440,722)
   Less:  70,649 shares of common stock in treasury, at cost                         (1,393,710)            (1,393,710)
                                                                                   ------------           ------------
     Total stockholders' equity                                                      54,778,590             68,777,994
                                                                                   ------------           ------------
     Total liabilities and stockholders' equity                                    $105,695,433           $170,389,502
                                                                                   ============           ============

See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)

                                                             Three Months Ended                      Six Months Ended
                                                                December 31,                          December 31,
                                                                ------------                          -----------
                                                          2001                2000               2001               2000
                                                          ----                ----               ----               ----


Revenues                                               $8,178,735          $40,587,891        $19,860,396       $69,769,496
                                                      -----------          -----------        -----------       -----------
Operating costs and expenses:
     Salaries and benefits                              7,744,540           17,672,370         19,300,197        35,098,868
     Direct costs                                       1,103,351           13,305,126          3,500,303        20,680,305
     Selling, general and administrative                2,670,851            6,160,127          6,108,111        10,596,635
     Depreciation and amortization                        925,921            2,913,515          1,847,561         5,820,858
     Gain on sale of Grizzard                                   -                    -         (1,722,763)                -
                                                      -----------          -----------        -----------       -----------
         Total operating costs and expenses            12,444,663           40,051,138         29,033,409        72,196,666
                                                      -----------          -----------        -----------       -----------
(Loss) income from operations                          (4,265,928)             536,753         (9,173,013)       (2,427,170)

     Interest income (expense) and other, net             109,456           (1,946,597)          (407,575)       (4,013,069)
                                                      -----------          -----------        -----------       -----------
     Loss before provision for income taxes and
         extraordinary item                            (4,156,472)          (1,409,844)        (9,580,588)       (6,440,239)

     Provision for income taxes                           (20,503)             (24,030)           (51,303)          (65,445)
                                                      -----------          -----------        -----------       -----------
     Loss before extraordinary item                    (4,176,975)          (1,433,874)        (9,631,891)       (6,505,684)

     Extraordinary item:
         Loss on early extinquishment of debt                   -                    -         (4,858,839)                -
                                                      -----------          -----------        -----------       -----------
             Net loss                                  (4,176,975)          (1,433,874)       (14,490,730)       (6,505,684)

Gain on redemption of preferred stock
        of discontinued subsidiary                              -            4,816,427                  -        13,410,273
                                                      -----------          -----------        -----------       -----------

Net (loss) income available to common stockholders
        before cumulative effect of change in
        accounting                                     (4,176,975)           3,382,553        (14,490,730)        6,904,589

Cumulative effect of change in
        accounting (Note 2)                                     -          (14,063,897)                  -      (14,063,897)
                                                      -----------         ------------       ------------       -----------
Net loss available to common stockholders             $(4,176,975)        $(10,681,344)      $(14,490,730)      $(7,159,308)
                                                      ===========         ============       ============       ===========

Basic and diluted (loss) earnings per share:
       Continuing operations before extraordinary item      $(.74)               $(.27)            $(1.71)           $(1.26)
       Extraordinary item                                       -                    -               (.86)                -
       Discontinued operations                                  -                  .91                  -              2.60
       Cumulative effect of change in accounting                -                (2.66)                 -             (2.73)
                                                      -----------          -----------        -----------       -----------


Basic and diluted (loss) earnings per share                $(.74)               $(2.02)           $(2.57)            $(1.39)
                                                      ===========          ===========        ===========       ===========


Weighted average common shares outstanding              5,665,575            5,291,805          5,643,088         5,151,925
                                                      ===========          ===========        ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)

                                                                                    2001              2000
                                                                                    ----              ----
Operating activities:
    Net loss                                                                  $(14,490,730)      $(6,505,684)
    Adjustments to reconcile loss to net cash used in
       operating activities:
        Extraordinary item-loss on early extinquishment of debt                  4,858,839                 -
        Gain on sale of Grizzard                                                (1,722,763)                -
        Depreciation                                                               454,907         2,060,452
        Amortization                                                             1,392,654         3,760,406
        Non cash interest expense                                                  266,900         1,117,161
        Provision for bad debts                                                    324,654           747,709
       Changes in assets and liabilities:
        Accounts receivable                                                      3,882,437       (15,414,276)
        Inventory                                                                 (697,908)        1,190,382
        Other current assets                                                      (153,859)       (1,072,259)
        Other assets                                                               (16,207)         (842,254)
        Accounts payable - trade                                                (3,625,315)        4,906,261
        Accrued expenses and other current liabilities                            (924,036)        3,547,575
                                                                              ------------       -----------
           Net cash used in operating activities                               (10,450,427)       (6,504,527)
                                                                              -------------      -----------

Investing activities:
    Proceeds from sale of Grizzard, net of fees                                 78,812,411                 -
    Increase in restricted cash                                                 (4,945,874)                -
    Purchases of property and equipment                                         (1,064,270)         (947,000)
    Purchases of capitalized software                                                    -          (952,280)
                                                                              ------------       -----------
           Net cash provided by (used) in investing activities                  72,802,267        (1,899,280)
                                                                              ------------       -----------

Financing activities:
    Proceeds from exercises of stock options                                             -             8,142
    Issuance of related party note receivable                                   (1,000,000)                -
    Expenditures from private placement of preferred stock                               -           (56,977)
    Net (repayments on) proceeds from credit facilities                        (10,487,160)        2,362,580
    Repayment of capital lease obligation                                          (54,529)         (235,297)
    Repayment of related party note payable                                       (250,000)       (5,000,000)
    Proceeds of related party note payable                                               -           650,000
    Repayments of long-term debt                                               (35,656,843)       (1,995,575)
                                                                              ------------       -----------
        Net cash used in financing activities                                  (47,448,532)       (4,267,127)

    Net cash (used in) provided by discontinued operations                        (291,669)        3,618,384
                                                                              ------------       -----------
    Net increase (decrease) in cash and cash equivalents                        14,611,639        (9,052,550)

    Cash and cash equivalents at beginning of period                             1,725,412         9,903,799
                                                                              ------------       -----------
    Cash and cash equivalents at end of period                                 $16,337,051          $851,249
                                                                              ============       ===========



See Notes to Condensed Consolidated Financial Statements.

                 MARKETING SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Marketing Services Group, Inc. and Subsidiaries ("MKTG" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2001 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation.

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 75,000,000. The stock split was effective October 15, 2001. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the paid in capital account.

2. EARNINGS PER SHARE

Stock options and warrants in the amount of 3,002,143 shares and convertible preferred stock in the amount of 14,521,045 shares for the three and six months ended December 31, 2001 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period. Stock options and warrants in the amount of 1,346,352 shares, contingent warrants in the amount of 1,778,334 and convertible preferred stock in the amount of 408,497 for the three months and six months ended December 31, 2000 have not been included in the computation of diluted EPS as they were antidilutive.

The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 per share was issued in October 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price was reset to $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The preferred shareholders are limited in their conversion to 903,866 shares of common stock pursuant to the conditions of the agreement of February 24, 2000. The Company is obligated under such agreement to seek stockholder approval based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself. In the event the stockholders of the Company do not approve the conversion of the additional shares, the Company would be required to redeem the Series E preferred stock.

In the quarter ending December 31, 2001, the preferred shareholders converted 1,100 of preferred stock to 551,806 of common stock. 28,900 shares of Series E preferred stock remain outstanding.

In the quarters ended December 31, 2000 and September 30, 2000, the Company exchanged 656,137 and 1,313,863 shares, respectively of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4,816,427 and $8,593,846 for the quarters ended December 31, 2000 and September 30, 2000, respectively, which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and fully diluted EPS.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in the money at the commitment date. MKTG adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of $14,063,897 in the three months ended December 31, 2000 related to the March 2000 issuance of the Series E Convertible Preferred Stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

3. DEBT

In August 2001, the Company entered into a stand by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard".) The letter of credit is collateralized by cash, which has been classified as restricted cash in the long-term asset section of the balance sheet as of December 31, 2001. The letter of credit is subject to an annual facility fee of 1.5%. The remaining obligation is included in long-term obligations and is payable in March 2003.

Effective December 31, 2001, the Company amended its line of credit agreements to adjust the calculations for certain covenants. As of December 31, 2001, the Company was in compliance with its line of credit covenants, as amended.

Effective February 1, 2002, the Company amended its line of credit agreements with a lender to lower the minimum interest rate to 6% per annum and minimum annual interest requirement to $150,000 in aggregate. The lines of credit have renewable two-year terms that have been extended until April 3, 2005. All other terms and conditions of the line of credit agreements remain unchanged.

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

5. SALE OF GRIZZARD

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 million payable in cash, net of a working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded an extraordinary loss of approximately $4.9 million in the September 2001 quarter as a result of the early extinguishment of debt. In the December 31, 2001 quarter, the estimated working capital adjustment of $1.5 million and other liabilities of $1.6 million representing the settlement of Grizzard intercompany debt were substantially paid.

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million. Grizzard's revenue included in the Company's statement of operations for the three-months ended December 31, 2000 was $31.0 million and for the six months ended December 31, 2001 and 2000 was $2.9 million and $47.6 million, respectively. The Company's statement of operations for the three months ended December 31, 2000 includes Grizzard's net income of $4.1 million and for the six months ended December 31, 2001 and 2000 includes Grizzard's net loss of $8.5 million and net income of $1.1 million, respectively.

                                  Supplemental
                              Pro forma information
                 For the three and six months ended December 31,
                                   (Unaudited)
                                   (In $000's)

                                                     Three Months Ended                      Six Months Ended
                                                        December 31,                           December 31,
                                                        ------------                           ------------
                                                  2001                2000                2001               2000
                                                  ----                ----                ----               ----


Revenues                                         $8,179               $9,600            $17,029            $22,158
                                                 ------               ------            -------            -------
Operating costs and expenses:
     Salaries and benefits                        7,745                8,488             15,918             17,642
     Direct costs                                 1,103                  874              2,201              2,180
     Selling, general and administrative          2,671                4,445              4,924              7,477
     Depreciation and amortization                  926                  925              1,848              1,840
                                                 ------               ------            -------            -------

         Total operating costs and expenses      12,445               14,732             24,891             29,139
                                                 ------               ------            -------            -------
Loss from operations                             (4,266)              (5,132)            (7,862)            (6,981)

     Interest income (expense) and other, net       109                  (93)               107               (159)
                                                -------              -------            -------            --------
     Loss before provision for income taxes      (4,157)              (5,225)            (7,755)            (7,140)

     Provision for income taxes                     (20)                 (24)               (51)               (66)
                                                -------              -------            -------            --------
     Loss from continuing operations
             before extraordinary item          $(4,177)             $(5,249)           $(7,806)           $(7,206)
                                                ========             ========           ========           ========

         Net loss per common share
                from continuing operations,
                basic and diluted                 $(.74)               $(.99)            $(1.38)            $(1.40)
                                                  ======               ======            =======            =======


Grizzard's net cash provided by operating activities was $1.9 million for the six months ended December 31, 2001 consisting of $1.9 million reduction in accounts receivable and inventory, $3.2 million increase in accounts payable and accrued expenses, offset by the net loss of Grizzard, excluding non-cash items.

The pro forma information is provided for informational purposes only and assumes that Grizzard was sold as of the beginning of fiscal year 2000. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.

6. LIQUIDITY AND OTHER UNCERTAINTIES

The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with public and private equity offerings, and external financing through debt issuance. The Company believes that funds on hand, funds available from its operations, planned cost reductions and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. Failure to generate sufficient revenue, achieve planned cost reductions or attain additional financing if necessary could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The Company may also need additional cash if required to redeem its outstanding Series E preferred stock.

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of discounted cash flows. Management expects future cash flows to improve. However, due to the weakened economy and lower than expected results, failure to generate sufficient cash flows may trigger an impairment of goodwill in a future period.

7. CONTINGENCIES AND LITIGATION

In October 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Marketing Services Group, Inc., Marketing Services Group, Inc. and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 1,778,334 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. In February 2002, a new settlement was reached among the parties. The settlement provides for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. Counsel for the plaintiff intend to request the Court to award $375,000 for attorney fees, plus disbursements, to be deducted from the settlement payment to MKTG. The settlement is pending approval of the court and a date for that purpose has been set for April 29, 2002.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Marketing Services Group, Inc., Marketing Services Group, Inc. and WiredEmpire, Inc. The plaintiffs complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiff's acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows of the Company.

8. RELATED PARTY TRANSACTIONS

During the quarter ending December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. In the quarter ending December 31, 2001, the Company recognized $10,000 of interest income. The note will be forgiven in the event of a change in control.

During the quarter ending December 31, 2000, the Company borrowed $650,000 from an officer pursuant to a promissory note payable agreement for up to $1,000,000, which was due and payable at maturity, January 1, 2002. As of December 31, 2000 such note was repaid. The promissory note carried interest at 15% per annum and includes certain prepayment penalties, which was equal to such officer's cost of funds.

9. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended September 30, 2000, the Company received $330,762 of uncollateralized financing to acquire additional capitalized software.

During the quarters ended December 31, 2000 and September 30, 2000, the Company acquired equity interests of $81,835 and $324,914, respectively, in certain companies engaged in internet related businesses in exchange for services.

10. GAIN ON REDEMPTION OF PREFERRED STOCK OF DISCONTIUED SUBSIDIARY

In the quarters ended December 31, 2000 and September 30, 2000, the Company exchanged 656,137 and 1,313,863 shares, respectively of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4,816,427 and $8,593,846 for the quarters ended December 31, 2000 and September 30, 2000, respectively, which was recorded through equity and is included in net income available to common stockholders and included in the computation of earnings per share-discontinued operations. As of December 31, 2001, 48,000 shares of WiredEmpire preferred have not been exchanged.

11. SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is being reported consistent with the Company's method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. MKTG is organized primarily on the basis of products broken down into separate subsidiaries. Based on the nature of the services provided and class of customers, as well as the similar economic characteristics, MKTG subsidiaries have been aggregated. No single customer accounted for 10% or more of total revenues. MKTG earns 100% of its revenue in the United States.

Supplemental disclosure of revenue by product:

                                                    Three Months Ended                Six Months Ended
                                                        December 31,                   December 31,
                                               -----------------------------------------------------------
                                                 2001            2000              2001            2000
                                                 ----            ----              ----            ----
List sales and services (1)                   $2,047,722      $4,122,788         $3,998,176      $7,957,053
Marketing communication services (2)                   -      29,786,742          2,831,004      46,153,109
Database marketing                             2,934,772       3,128,879          5,703,134       6,756,746
Telemarketing                                  2,926,155       3,307,112          6,719,076       7,814,597
Other                                            270,086         242,370            609,006       1,087,991
                                                 -------         -------            -------       ---------
Consolidated total                            $8,178,735     $40,587,891        $19,860,396     $69,769,496
                                              ==========     ===========        ===========     ===========

     (1) List sales and services revenue for Grizzard for the three and six months ended December 31, 2000 was $1,201,625 and $1,459,424, respectively. Grizzard was sold in July 2001.
     (2) Marketing communication services revenue for all periods presented is solely from Grizzard, which was sold in July 2001.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these Statements, which must be adopted by the Company on July 1, 2003. As of December 31, 2001, the Company has net unamortized intangibles of $52,970,107 and amortization expense of $1,392,654 and $3,760,406 for the six months ended December 31, 2001 and 2000, respectively.

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

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six-month periods ended December 31, 2001 and 2000. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

To facilitate an analysis of MKTG operating results, certain significant events should be considered.

In September 2000, in connection with the discontinued operations of WiredEmpire, the Company offered to exchange preferred shares of WiredEmpire for MKTG common shares. In the quarters ended December 31, 2000 and September 30, 2000, the Company exchanged 656,137 and 1,313,863 shares, respectively, of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $4,816,427 and $8,593,846 for the quarters ended December 31, 2000 and September 30, 2000, respectively, which was recorded through equity and is included in net income available to common stockholders and included in the computation of basic and fully diluted EPS. As of December 31, 2001, 48,000 shares of WiredEmpire preferred stock have not been exchanged.

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

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million. Grizzard's revenue included in the Company's statement of operations for the three-months ended December 31, 2000 was $31.0 million and for the six months ended December 31, 2001 and 2000 was $2.9 million and $47.6 million, respectively. The Company's statement of operations for the three months ended December 31, 2000 includes Grizzard's net income of

$4.1 million and for the six months ended December 31, 2001 and 2000 includes Grizzard's net loss of $8.5 million and net income of $1.1 million, respectively.

Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 4, "Revenue Recognition," for a description of the Company's policies for revenue recognition. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 75,000,000. The stock split was effective October 15, 2001. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the paid in capital account.

The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 per share was issued in October 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price was reset to $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The preferred shareholders are limited in their conversion to 903,866 shares of common stock pursuant to the conditions of the agreement of February 24, 2000. Any additional conversion, beyond those outlined above will require stockholder approval based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself. In the event the stockholders of the Company do not approve the conversion of the additional shares, the Company would be required to redeem the Series E preferred stock. In the quarter ending December 31, 2001, the preferred shareholders converted 1,100 of preferred stock to 551,806 of common stock. 28,900 shares of Series E preferred stock remain outstanding.

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

       Results of Operations for the Three Months Ended December 31, 2001,
              Compared to the Three Months Ended December 31, 2000
      ---------------------------------------------------------------------

Revenues of approximately $8.2 million for the three months ended December 31, 2001 (the "Current Period") decreased by $32.4 million or 80% over revenues of $40.6 million during the three months ended December 31, 2000 (the "Prior Period"). Of the decrease, approximately $31.0 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard decreased by $1.4 million or 3% primarily due to decreased list services billing and the move of the telemarketing call center. The decreased list services billing is a direct result of the impact of a weaker economy resulting in a reduction of our clients' marketing campaigns. In addition, since September 11 unexpected client cancellations, postponed fundraising campaigns and lost clients contributed to the decrease. The Company expects the decline in revenue from the prior year results to continue in the next fiscal quarter due to the weakened economy.

Salaries and benefits of approximately $7.7 million in the Current Period decreased by approximately $10.0 million or 56% over salaries and benefits of approximately $17.7 million in the Prior Period. Of the decrease, approximately $8.9 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $1.1 million or 5% due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and infrastructure.

Direct costs of approximately $1.1 million in the Current Period decreased by $12.2 million or 92% over direct costs of $13.3 million in the Prior Period. Of the decrease, approximately $12.4 million is attributable to direct costs associated with sale of Grizzard in July 2001. Direct costs, excluding the effects of the Grizzard disposition, increased by $.2 million or 2% resulting from higher costs associated with the Database marketing business.

Selling, general and administrative expenses of approximately $2.7 million in the Current Period decreased by approximately $3.5 million or 57% over comparable expenses of $6.2 million in the Prior Period. Of the decrease, approximately $1.7 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, decreased by $1.8 million, principally due to decreased professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count, partially offset by move costs of the telemarketing call center.

Depreciation and amortization expense of approximately $.9 million in the Current Period decreased by approximately $2.0 million over expense of $2.9 million in the Prior Period. This is primarily attributable to a decrease in depreciation and amortization expense resulting from the sale of Grizzard in July 2001.

Net interest income of approximately $.1 million in the Current Period increased by approximately $2.0 million over net interest expense of approximately $1.9 million in the Prior Period. The increase is principally due to the reduced interest expense due to the repayment of certain long-term debt in connection with the sale of Grizzard in addition to the interest income earned on the net proceeds from the sale.

As a result of the above, net loss of $4.2 million in the Current Period increased by $2.8 million over comparable net loss of $1.4 million in the Prior Period. Grizzard's net income included in the quarter ended December 30, 2000 was $4.1 million.

        Results of Operations for the Six Months Ended December 31, 2001,
               Compared to the Six Months Ended December 31, 2000
       -------------------------------------------------------------------

Revenues of approximately $19.9 million for the six months ended December 31, 2001 (the "Current Period") decreased by $49.9 million or 72% over revenues of $69.8 million during the six months ended December 31, 2000 (the "Prior Period"). Of the decrease, approximately $44.8 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard decreased by $5.1 million or 6% primarily due to the decreased list services billing and the move of the telemarketing call center. The decreased list services billing is a direct result of the impact of a weaker economy resulting in a reduction of our clients' marketing campaigns. In addition, since September 11 unexpected client cancellations, postponed fundraising campaigns and lost clients contributed to the decrease. Furthermore, for period of time following September 11 our telemarketing calling center was closed and all calling campaigns for such a period were cancelled. The Company expects the decline in revenue from the prior year results to continue in the next fiscal quarter due to the weakened economy.

Salaries and benefits of approximately $19.3 million in the Current Period decreased by approximately $15.8 million or 45% over salaries and benefits of approximately $35.1 million in the Prior Period. Of the decrease, approximately $13.8 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $2.0 million or 6% due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and infrastructure.

Direct costs of approximately $3.5 million in the Current Period decreased by $17.2 million or 83% over direct costs of $20.7 million in the Prior Period. This is primarily attributable to direct costs associated with sale of Grizzard in July 2001.

Selling, general and administrative expenses of approximately $6.1 million in the Current Period decreased by approximately $4.5 million or 42% over comparable expenses of $10.6 million in the Prior Period. Of the decrease, approximately $1.9 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, decreased by $2.6 million, principally due to decreased professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count partially offset by move costs of the telemarketing call center.

Depreciation and amortization expense of approximately $1.8 million in the Current Period decreased by approximately $4.0 million over expense of $5.8 million in the Prior Period. This is primarily attributable to a decrease in depreciation and amortization expense resulting from the sale of Grizzard in July 2001.

Net interest expense of approximately $.4 million in the Current Period decreased by approximately $3.6 million over net interest expense of approximately $4.0 million in the Prior Period. The decrease is principally due to the reduced interest expense due to the repayment of certain long-term debt in connection with the sale of Grizzard in addition to the interest income earned on the net proceeds from the sale.

As a result of the above, loss before extraordinary item of $9.6 million in the Current Period increased by $3.1 million over comparable net loss of $6.5 million in the Prior Period. The Company's results for the six months ended December 30, 2001 and 2000 includes Grizzard's net loss of $8.5 million and net income of $1.1 million, respectively.

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

In connection with the sale of Grizzard, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. As a result, the Company recorded an extraordinary loss of approximately $4.9 million in the six months ended December 31, 2001 as a result of the early extinguishment of debt.

In the six months ended December 31, 2000, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the six months ended December 31, 2000, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations.

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


Capital Resources and Liquidity
-------------------------------

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At December 31, 2001, the Company had cash and cash equivalents of $16.3 million and accounts receivable net of allowances of $26.0 million, offset by accounts payable of $22.5 million.

The Company generated a net loss of $14.5 million in the Current Period.

Cash used in operating activities was $10.5 million. Cash used by operating activities principally consists of the net loss and decrease in accounts payable, less a decrease in accounts receivable, extraordinary loss from extinguishment of debt and other non-cash items.

In the Current Period, net cash of $72.8 million was provided by investing activities consisting of net proceeds from the sale of Grizzard of $78.8 million, offset by the increase in restricted cash of $4.9 million and purchases of property and equipment of $1.1 million. In the Prior Period, net cash of $1.9 million was use for purchases of property and equipment and capitalized software.

In the Current Period, net cash of $47.5 million was used in financing activities consisting of repayments of long term debt, credit facilities and capital leases of $46.3 million, issuance of related party note receivable of $1.0 million and repayments of related party notes payable of $.2 million. In the Prior Period, net cash of $4.3 million was used in financing activities consisting of $7.2 million repayments of debt and capital leases, net of $2.3 million in proceeds from credit facilities and $.6 million in proceeds from a related party.

At December 31, 2001, the Company had amounts outstanding of $2.5 million on its lines of credit. The Company had approximately $1.3 million available on its lines of credit as of December 31, 2001. As of December 31, 2001, the Company was in compliance with its line of credit covenants, as amended.

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of discounted cash flows.

Management expects future cash flows to improve. However, due to the weakened economy and lower than expected results, failure to generate sufficient cash flows may trigger an impairment of goodwill in a future period.

The Company has continued to experience operating losses and negative cash flows. To date, the Company has funded its operations with public and private equity offerings, and external financing through debt issuance. The Company believes that funds on hand, funds available from its operations, planned cost reductions and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements, and enable the Company to meet interest and debt obligations for the next twelve months. In conjunction with the Company's acquisition and growth strategy, additional financing may be required to complete any such acquisitions and to meet potential contingent acquisition payments. Failure to generate sufficient revenue, achieve planned cost reductions or attain additional financing if necessary could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its intended business objectives. The Company may also need additional cash if required to redeem its outstanding Series E preferred stock.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of these Statements, which must be adopted by the Company on July 1, 2003. As of December 31, 2001, the Company has net unamortized intangibles of $52,970,107 and amortization expense of $1,392,654 and $3,760,406 for the six months ended December 31, 2001 and 2000, respectively.

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

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 1,778,334 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. In February 2002, a new settlement was reached among the parties. The settlement provides for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. Counsel for the plaintiff intend to request the Court to award $375,000 for attorney fees, plus disbursements, to be deducted from the settlement payment to MKTG. The settlement is pending approval of the court and a date for that purpose has been set for April 29, 2002.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Marketing Services Group, Inc., Marketing Services Group, Inc. and WiredEmpire, Inc. The plaintiffs complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiff's acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARKETING SERVICES GROUP, INC.
                                    (Registrant)


Date:  February 14, 2002          By: /s/ J. Jeremy Barbera
                                      ------------------------------------------
                                      J. Jeremy Barbera
                                      Chairman of the Board and
                                      Chief Executive Officer

Date:  February 14, 2002          By: /s/ Cindy H. Hill
                                      ------------------------------------------
                                      Cindy H. Hill
                                      Chief Accounting Officer