Form 10-Q
period 2002-03-31
MKTG SERVICES INC
filed 2002-05-15
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-16730
                               MKTG SERVICES, INC.
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


                         Marketing Services Group, Inc.
                        -------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of May 10, 2002 there were 6,650,381 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                 MARCH 31, 2002



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1     Interim Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets as of
           March 31, 2002 and June 30, 2001 (unaudited)                      3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended March 31, 2002 and 2001
           (unaudited)                                                       4

           Condensed Consolidated Statements of Cash Flows
           for the nine months ended March 31, 2002 and 2001 (unaudited)     5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                      6-13

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             14-22

PART II - OTHER INFORMATION

Item 1     Legal Proceedings                                                23

Item 4     Submission of Matters to a Vote of Security Holders              24

Item 6     Exhibits and Report on Form 8-K                                  25

           (a) Exhibits

           (b) Report on Form 8-K

Signatures                                                                  26

                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
                      MKTG SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  March 31, 2002          June 30, 2001
                                                                                  --------------          -------------
ASSETS
Current assets:
   Cash and cash equivalents                                                         $6,884,586             $1,725,412
   Accounts receivable, net of allowance
     for doubtful accounts of $2,167,936 and $2,423,610 as of
     March 31, 2002 and June 30, 2001, respectively                                  22,033,673             27,507,629
   Net assets held for sale                                                                   -             80,882,272
   Restricted cash                                                                    4,945,874                      -
   Other current assets                                                               1,373,073                990,741
                                                                                    -----------           ------------
         Total current assets                                                        35,237,206            111,106,054

Intangible assets, net                                                               16,373,782             54,362,534
Related party note receivable, net                                                      968,470                      -
Property and equipment, net                                                           3,265,238              2,346,152
Other assets                                                                            444,396              2,574,762
                                                                                    -----------          -------------
     Total assets                                                                   $56,289,092           $170,389,502
                                                                                    ===========          =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowing                                                              $2,403,305            $13,021,966
   Accounts payable-trade                                                            19,205,976             27,119,339
   Accrued expenses and other liabilities                                             3,638,041              6,074,222
   Related party payable                                                                      -                400,000
   Net current liabilities of discontinued operations                                 1,853,500              2,396,171
   Current portion of capital lease obligations                                          93,810                115,598
   Current portion of long-term obligations                                           4,751,027             32,833,101
                                                                                     ----------             ----------
     Total current liabilities                                                       31,945,659             81,960,397

Capital lease obligations, net of current portion                                        41,618                 89,913
Long-term obligations, net of current portion                                           286,460              4,339,078
Other liabilities                                                                       207,204              1,516,976
                                                                                     ----------             ----------
     Total liabilities                                                               32,480,941             87,906,364
                                                                                     ----------             ----------
Convertible preferred stock - $.01 par value; 150,000 shares authorized; 23,201 and 30,000 shares of Series E issued and
    outstanding as of March 31, 2002 and June 30, 2001, respectively                 10,384,064             13,424,198

Minority interest in preferred stock of discontinued subsidiary                         280,946                280,946

Stockholders' equity:
   Common stock - $.01 par value; 75,000,000 authorized;
     6,721,030 and 5,691,250 shares issued and outstanding as of
     March 31, 2002 and June 30, 2001, respectively                                      67,210                 56,912
   Additional paid-in capital                                                       229,840,379            231,555,514
   Accumulated deficit                                                             (215,370,738)          (161,440,722)
   Less 70,649 shares of common stock in treasury, at cost                           (1,393,710)            (1,393,710)
                                                                                    ------------          ------------
     Total stockholders' equity                                                      13,143,141             68,777,994
                                                                                    -----------           ------------
     Total liabilities and stockholders' equity                                     $56,289,092           $170,389,502
                                                                                    ===========           ============
See Notes to Condensed Consolidated Financial Statements.


                      MKTG SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                                  March 31,                              March 31,
                                                          2002                2001               2002               2001
                                                          ----                ----               ----               ----

Revenues                                               $8,696,035          $31,115,347        $28,556,431      $100,884,843
                                                       ----------          -----------        -----------      ------------
Operating costs and expenses:
     Salaries and benefits                              7,850,421           19,557,121         27,150,618        54,655,987
     Direct costs                                       1,008,618            7,970,402          4,508,921        28,650,708
     Selling, general and administrative                2,329,262            5,615,708          8,437,373        16,212,344
     Depreciation and amortization                        919,755            2,928,887          2,767,316         8,749,745
     Goodwill impairment                               35,900,000                    -         35,900,000                 -
     Gain on sale of subsidiary                           (25,067)                   -         (1,747,830)                -
                                                       ----------           ----------         -----------      -----------
         Total operating costs and expenses            47,982,989           36,072,118         77,016,398       108,268,784
                                                       ----------           ----------         ----------       -----------

Loss from operations                                  (39,286,954)         ( 4,956,771)       (48,459,967)       (7,383,941)
     Unrealized loss on investments                             -           (7,275,214)                 -        (7,275,214)
     Interest expense and other, net                     (127,440)          (1,990,375)          (535,015)       (6,003,444)
                                                      -----------          -----------        -----------        ----------
     Loss from continuing operations before
         provision for income taxes                   (39,414,394)         (14,222,360)       (48,994,982)      (20,662,599)
     Provision for income taxes                           (24,892)             (16,648)           (76,195)          (82,093)
                                                      -----------          -----------        -----------       -----------
     Loss from continuing operations                  (39,439,286)         (14,239,008)       (49,071,177)      (20,744,692)
     Gain from disposal of discontinued operations              -            1,251,725                  -         1,251,725
                                                      -----------          -----------        -----------       -----------

                 Loss before extraordinary item       (39,439,286)         (12,987,283)       (49,071,177)      (19,492,967)
     Extraordinary item:
             Loss on early extinguishments of debt              -                    -         (4,858,839)                -
                                                      -----------          -----------        -----------       -----------
                 Net loss                             (39,439,286)         (12,987,283)       (53,930,016)      (19,492,967)

Gain on redemption of preferred stock
        of discontinued subsidiary                              -                    -                  -        13,410,273
Deemed dividend - preferred redemption                 (2,762,634)                   -         (2,762,634)                -
                                                       ----------           ----------         ----------        ----------
Net loss available to common
    stockholders before cumulative
    effect of change in accounting                    (42,201,920)         (12,987,283)       (56,692,650)       (6,082,694)

Cumulative effect of change in accounting (Note 2)              -                    -                  -       (14,063,897)
                                                     ------------         ------------       ------------      ------------
Net loss available to common stockholders            $(42,201,920)        $(12,987,283)      $(56,692,650)     $(20,146,591)
                                                     =============        =============      =============     =============

Basic and diluted earnings (loss) per share:
       Continuing operations                              $(6.05)             $(2.66)           $(8.27)            $(3.97)
       Discontinued operations                                 -                 .23                 -               2.80
       Extraordinary item                                      -                   -              (.82)                 -
       Deemed dividend and change in accounting             (.42)                  -              (.46)             (2.69)
                                                          ------              ------            ------             ------

Basic and diluted loss per share                          $(6.47)             $(2.43)           $(9.55)            $(3.86)
                                                        =========            ========           =======            =======

Weighted average common shares outstanding              6,522,951           5,353,935         5,936,376          5,219,262
                                                        =========           =========         =========          =========
See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                                                                    2002              2001
                                                                                    ----              ----
Operating activities:
    Net loss                                                                  $(53,930,016)     $(19,492,967)
    Gain from discontinued operations                                                    -        (1,251,725)
                                                                              ------------      ------------
Loss from continuing operations                                                (53,930,016)      (20,744,692)
Adjustments to reconcile loss to net cash used in
       operating activities:
        Extraordinary item-loss on early extinguishments of  debt                4,858,839                 -
        Gain on sale of subsidiary                                              (1,747,830)                -
        Depreciation                                                               678,339         3,097,069
        Amortization                                                             2,088,977         5,652,676
        Amortization of debt issuance costs                                        266,900         1,666,089
        Goodwill impairment                                                     35,900,000                 -
        Provision for bad debts                                                  1,006,485           919,592
        Settlement of litigation                                                         -         1,072,970
        Unrealized loss on investments                                                   -         7,220,500
        Changes in assets and liabilities:
           Accounts receivable                                                   7,189,773        (6,921,321)
           Inventory                                                              (697,908)          943,297
           Other current assets                                                   (371,272)       (1,129,447)
           Other assets                                                             29,019          (316,158)
           Accounts payable -trade                                              (6,939,903)        3,660,950
           Accrued expenses and other liabilities                               (1,708,951)        2,807,849
                                                                                -----------      -----------
Net cash used in operating activities                                          (13,377,548)       (2,070,626)
                                                                               ------------       -----------

Investing activities:
    Proceeds from sale of Grizzard                                              78,609,258                 -
    Purchases of property and equipment                                         (1,868,657)       (1,246,864)
    Increase in restricted cash                                                 (4,945,874)                -
    Purchases of capitalized software                                                    -          (983,497)
                                                                                ----------        -----------
               Net cash provided by (used in) investing activities              71,794,727        (2,230,361)
                                                                                ----------        -----------

Financing activities:
    Proceeds from exercises of stock options                                             -             8,142
    Issuance of related party note receivable                                   (1,000,000)                -
    Redemption of preferred stock                                               (5,000,000)                -
    Proceeds from common stock subscription, net                                         -         1,820,000
    Payment of issuance costs of common stock                                      (44,971)                -
    Payment of issuance costs of preferred stock                                         -           (56,977)
    Net (repayments on) proceeds from credit facilities                        (10,618,661)          154,786
    Repayment of capital lease obligations                                         (75,997)         (308,105)
    Repayment of related party note payable                                       (250,000)       (5,650,000)
    Proceeds of related party note payable                                               -           650,000
    Repayments of long-term debt                                               (35,725,705)       (3,666,539)
                                                                               ------------       ----------
               Net cash used in financing activities                           (52,715,334)       (7,048,693)

    Net cash (used in) provided by discontinued operations                        (542,671)        3,973,244
                                                                                -----------       ----------
    Net increase (decrease) in cash and cash equivalents                         5,159,174        (7,376,436)

Cash and cash equivalents at beginning of period                                 1,725,412         9,903,799
                                                                                ----------        ----------
    Cash and cash equivalents at end of period                                  $6,884,586        $2,527,363
                                                                                ==========        ==========
See Notes to Condensed Consolidated Financial Statements

                      MKTG SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of MKTG Services, Inc. and Subsidiaries ("MKTG" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2001 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2002. Certain reclassifications have been made in the fiscal 2001 financial statements to conform to the fiscal 2002 presentation. The Company has no items of other comprehensive income or loss in periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the condensed consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance and the allowance for doubtful accounts. Actual results could differ from those estimates.

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 75,000,000. The stock split was effective October 15, 2001. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the paid in capital account.

Effective April 1, 2002, the Company changed its legal name from Marketing Services Group, Inc. to MKTG Services, Inc.

2. INVESTMENTS

In the prior fiscal year, the Company acquired investments in certain internet companies. The Company has taken charges of approximately $7.3 million for unrealized losses on Internet investments made during the three and nine months ended March 31, 2002, based on all available information. The Company has suspended its Internet investment strategy. There are no remaining investments recorded on the balance sheet as of March 31, 2002.

3. EARNINGS PER SHARE

Stock options and warrants in the amount of 2,725,372 shares, and convertible preferred stock in the amount of 12,430,720 shares for the three and nine months ended March 31, 2002 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period. Stock options and warrants in the amount of 1,384,722 shares, contingent warrants in the amount of 1,778,334 and convertible preferred stock in the amount of 408,497 for the three and nine months ended March 31, 2001 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the period.

The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 per share was issued in October 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The preferred shareholders converted 699 and 1,799 shares of preferred stock to 352,060 and 903,866 shares of common stock for the three and nine months ended March 31, 2002, respectively. The preferred shareholders are limited in their conversion to 903,866 shares of common stock pursuant to the conditions of the agreement of February 24, 2000.

On February 19, 2002, the Company entered into standstill agreements with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor. Under the terms of the agreements, and subject to the conditions specified therein, each preferred shareholder has agreed that it will not acquire, hedge (short), proxy, tender, sell, transfer or take any action with regard to its holdings during the standstill period, which extends until July 31, 2002. If the Company does not obtain refinancing or an alternative investor by July 31, 2002, the Company is obligated under such agreement to seek stockholder approval based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself due to the change in conversion price and increase in the number of exercisable shares. In the event the stockholders of the Company do not approve the conversion of the additional shares, prior to September 17, 2002, the Company may be required to redeem the Series E preferred stock. The redemption value of preferred stock including interest at March 31, 2002 is $34,994,960. The Company's commitments as a result of the agreements included a partial redemption of 5,000 of the Series E preferred shares for $5,000,000, thereby reducing the number of Series E preferred shares to 23,201 at March 31, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5,000,000, less the $2,237,366 carrying value of the preferred shares resulted in a deemed dividend. The deemed dividend of $2,762,634 was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

During the nine months ended March 31 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net income available to common stockholders and earning per share - discontinued operations for the nine months ended March 31,2001.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in the money at the commitment date. MKTG adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of $14,063,897 in the three months ended March 31, 2001 related to the March 2000 issuance of the Series E Convertible Preferred Stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

4. DEBT

In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard".) The letter of credit is collateralized by cash, which has been classified as restricted cash in the current asset section of the balance sheet as of March 31, 2002. The letter of credit is subject to an annual facility fee of 1.5%. The remaining obligation is included in current portion of long-term obligations and is payable in March 2003.

Effective March 31, 2002 and December 31, 2001, the Company amended its line of credit agreements to adjust the calculations for certain covenants. As of March 31, 2002, the Company was in compliance with its line of credit covenants, as amended. The Company had approximately $.7 million available on its lines of credit as of March 31, 2002.

Effective February 1, 2002, the Company amended its line of credit agreements with a lender to lower the minimum interest rate to 6% per annum and minimum annual interest requirement to $150,000 in aggregate. The lines of credit have renewable two-year terms that have been extended until April 3, 2005. All other terms and conditions of the line of credit agreements remain unchanged.

5. REVENUE RECOGNITION

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

6. SALE OF GRIZZARD

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

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million. Grizzard's revenue included in the Company's statement of operations for the three-months ended March 31, 2001 was $8.8 million and for the nine months ended March 31, 2002 and 2001 was $2.8 million and $67.0 million, respectively. The Company's statement of operations for the three months ended March 31, 2001 includes Grizzard's net loss of $1.1 million and for the nine months ended March 31, 2002 and 2001 includes Grizzard's net losses of $8.5 million and $.1 million, respectively.

Grizzard's net cash provided by operating activities was $1.9 million for the nine months ended March 31, 2002 consisting of $1.9 million reduction in accounts receivable and inventory, $3.2 million increase in accounts payable and accrued expenses, offset by the net loss of Grizzard, excluding non-cash items.

The pro forma information is provided for informational purposes only and assumes that Grizzard was sold as of the beginning of fiscal year 2001. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.

                                  Supplemental
                              Pro forma information
                  For the three and nine months ended March 31,
                                   (Unaudited)
                                   (In $000's)

                                                               Three Months Ended                      Nine Months Ended
                                                                    March 31,                              March 31,
                                                                    ---------                              ---------
                                                            2002                2001               2002               2001
                                                            ----                ----               ----               ----


Revenues                                                   $8,696              $11,728            $25,725           $33,886
                                                           ------              -------            -------           -------
Operating costs and expenses:
     Salaries and benefits                                  7,850               10,520             23,769            28,162
     Direct costs                                           1,009                1,380              3,210             3,560
     Selling, general and administrative                    2,329                4,239              7,253            11,716
     Goodwill impairment                                   35,900                    -             35,900                 -
     Depreciation and amortization                            920                  906              2,767             2,746
                                                           ------               ------             ------           -------

         Total operating costs and expenses                48,008               17,045             72,899            46,184
                                                           ------               ------             ------           -------
Loss from operations                                      (39,312)              (5,317)           (47,174)          (12,298)

      Unrealized loss on investments                            -               (7,275)                 -            (7,275)
     Interest expense and other, net                         (127)                (273)               (20)             (432)
                                                           -------              ------             ------           -------
     Loss before provision for income taxes               (39,439)             (12,865)           (47,194)          (20,005)

     Provision for income taxes                               (25)                 (17)               (76)              (83)
                                                         ---------            ---------          ---------         ---------
     Loss from continuing operations
             before extraordinary item                   $(39,464)            $(12,882)          $(47,270)         $(20,088)
                                                         =========            =========          =========         =========

         Net loss per common share
                from continuing operations,
                basic and diluted                          $(6.05)              $(2.41)            $(7.96)           $(3.85)
                                                           =======              =======            =======           =======

7. LIQUIDITY AND OTHER UNCERTAINTIES

The Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations. The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure. In order to address this situation, the Company has had and continues to have discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor. The Company will also need to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). In addition, the Company is reviewing it's present operations with the view towards reducing it's cost structure and workforce and to find alternative means of increasing revenue. There can be no assurance that the Company will be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there can be no assurances that the Company's cost reduction efforts will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. In the event the Company is unable to raise needed financing and achieve profitability, operations will need to be scaled back or discontinued. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of discounted cash flows. Due to the weakened economy and lower than expected results based on current information, the Company has determined that there will not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company has recognized an impairment charge of approximately $35.9 million, which is included in the loss from operations for the three and nine months ended March 31, 2002.

8. CONTINGENCIES AND LITIGATION

In October 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. WiredEmpire is a discontinued majority-owned subsidiary of the Company. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 1,778,334 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. In February 2002, a new settlement was reached among the parties. The settlement provides for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. Counsel for the plaintiff intend to request the Court to award $375,000 for attorney fees, plus disbursements, to be deducted from the settlement payment to MKTG. On April 29, 2002, the court approved the settlement for $1,250,000 and reimbursement of mailing costs; however, the award for attorney fees is pending court approval.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters in future periods will have a material effect on the financial condition, results of operations or cash flows of the Company.

9. RELATED PARTY TRANSACTIONS

During the quarter ending December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $15,000 and $22,500 for the three and nine months ended March 31, 2002, respectively. The note will be forgiven in the event of a change in control.

During the quarter ending December 31, 2000, the Company entered into a promissory note agreement with an officer for up to $1,000,000, due and payable at maturity, January 1, 2002. As December 31, 2000, the Company received $650,000 in proceeds. The promissory note bore interest at 15% per annum and included certain prepayment penalties. In March 2001, the principal amount owned was paid in full. As of March 31, 2001, there was approximately $150,000 of accrued interest and penalties, which is included in accrued expenses and other liabilities.

10. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended March 31, 2001, the Company received $860,762 of uncollaterialized financing to acquire additional capitalized software. The notes bear interest at 9.5% per annum and are payable in monthly installments over 36 months with maturity dates ranging from September 30, 2003 to December 31, 2003. These uncollateralized notes were sold in the July 2001 sale of Grizzard.

11. GAIN ON REDEMPTION OF PREFERRED STOCK OF DISCONTINUED SUBSIDIARY

In the nine months ended March 31, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273 for the nine months ended March 31, 2001, which was recorded through equity and is included in net income available to common stockholders and included in the computation of earnings per share-discontinued operations. As of March 31, 2002, 48,000 shares of WiredEmpire preferred have not been exchanged.

12. SEGMENT INFORMATION

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


Supplemental disclosure of revenue by product:

                                                         Three Months Ended               Nine Months Ended
                                                               March 31,                      March 31,
                                                    -----------------------------------------------------------
                                                      2002            2001              2002            2001
                                                      ----            ----              ----            ----
     List sales and services                       $2,224,383      $3,553,446         $6,222,559      11,510,499
     Marketing communication services                       -      18,893,634          2,831,004      65,046,743
     Database marketing                             2,801,518       4,088,101          8,504,652      10,844,847
     Telemarketing                                  3,380,648       3,622,192         10,099,724      11,436,789
     Other                                            289,486         957,974            898,492       2,045,965
                                                   ----------     -----------        -----------    ------------
                                                   $8,696,035     $31,115,347        $28,556,431    $100,884,843
                                                   ==========     ===========        ===========    ============

13. RECENT ACCOUNTING PRONOUNCEMENTS In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of SFAS No. 142, which must be adopted by the Company on July 1, 2002. As of March 31, 2002, the Company has net unamortized intangibles of $16,373,782, after the goodwill impairment recorded under SFAS No. 121 of $35,900,000 and amortization expense of $2,088,977 and $5,652,676 for the nine months ended March 31, 2002 and 2001, respectively.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002". SFAS No. 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption will not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified to operating expense for fiscal year 2003 as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MKTG Services, Inc. ("MKTG" or the "Company"), or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine-month periods ended March 31, 2002 and 2001. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief discussion of the more significant accounting policies and methods used by the Company.

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

Intangible Assets:

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of such comparison.

Long-Lived Assets:

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset (see note 7).

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

In September 2000, in connection with the discontinued operations of WiredEmpire, the Company offered to exchange preferred shares of WiredEmpire for MKTG common shares. In the nine months ended March 31, 2001, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273 for the nine months ended March 31, 2001, which was recorded through equity and is included in net income available to common stockholders and included in the computation of earnings per share-discontinued operations. As of March 31, 2002, 48,000 shares of WiredEmpire preferred have not been exchanged.

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

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million. Grizzard's revenue included in the Company's statement of operations for the three-months ended March 31, 2001 was $8.8 million and for the nine months ended March 31, 2002 and 2001 was $2.8 million and $67.0 million, respectively. The Company's statement of operations for the three months ended March 31, 2001 includes Grizzard's net loss of $1.1 million and for the nine months ended March 31, 2002 and 2001 includes Grizzard's net losses of $8.5 million and $.1 million, respectively.

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

The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 per share was issued in October 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The preferred shareholders converted 699 and 1,799 shares of preferred stock to 352,060 and 903,866 shares of common stock for the three and nine months ended March 31, 2002, respectively. The preferred shareholders are limited in their conversion to 903,866 shares of common stock pursuant to the conditions of the agreement of February 24, 2000.

On February 19, 2002, the Company entered into standstill agreements with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor. Under the terms of the agreements, and subject to the conditions specified therein, each preferred shareholder has agreed that it will not acquire, hedge (short), proxy, tender, sell, transfer or take any action with regard to its holdings during the standstill period, which extends until July 31, 2002. If the Company does not obtain refinancing or an alternative investor by July 31, 2002, the Company is obligated under such agreement to seek stockholder approval based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself due to the change in conversion price and increase in the number of exercisable shares. In the event the stockholders of the Company do not approve the conversion of the additional shares, prior to September 17, 2002, the Company may be required to redeem the Series E preferred stock. The redemption value of preferred stock including interest at March 31, 2002 is $34,994,960. The Company's commitments as a result of the agreements included a partial redemption of 5,000 of the Series E preferred shares for $5,000,000, thereby reducing the number of Series E preferred shares to 23,201 at March 31, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5,000,000, less the $2,237,366 carrying value of the preferred shares resulted in a deemed dividend. The deemed dividend of $2,762,634 was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

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

Results of Operations for the Three Months Ended March 31, 2002, Compared to the
--------------------------------------------------------------------------------
Three Months Ended March 31, 2001
---------------------------------

Revenues of approximately $8.7 million for the three months ended March 31, 2002 (the "Current Period") decreased by $22.4 million or 72% over revenues of $31.1 million during the three months ended March 31, 2001 (the "Prior Period"). Of the decrease, approximately $19.4 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard decreased by $3.0 million or 10% primarily due to decreased list services and database marketing billing and the move of the telemarketing call center. The decrease in such billing is a direct result of the impact of a weaker economy resulting in a reduction of our clients' marketing campaigns. Unexpected client cancellations, postponed fundraising campaigns and lost clients contributed to the decrease. The Company expects the decline in revenue from the prior year results to occur through next fiscal quarter due to the weakened economy.

Salaries and benefits of approximately $7.9 million in the Current Period decreased by approximately $11.7 million or 6% over salaries and benefits of approximately $19.6 million in the Prior Period. Of the decrease, approximately $8.8 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $2.9 million or 15% due to a one time charge of severance to an officer of $2.0 million in the prior period and $.9 million decreased headcount in several areas of the Company in the current period. The Company has been actively consolidating its offices and infrastructure.

Direct costs of approximately $1.0 million in the Current Period decreased by $7.0 million or 87% over direct costs of $8.0 million in the Prior Period. Of the decrease, approximately $6.6 million is attributable to direct costs associated with sale of Grizzard in July 2001. Direct costs, excluding the effects of the Grizzard disposition, decreased by $.4 million or 5% resulting from lower costs associated with the Database marketing business. The decrease in these costs results from the decreased sales volume and cost savings programs put in place this fiscal year.

Selling, general and administrative expenses of approximately $2.3 million in the Current Period decreased by approximately $3.3 million or 58% over comparable expenses of $5.6 million in the Prior Period. Of the decrease, approximately $1.4 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, decreased by $1.9 million or 34%, principally due to $1.3 million for a legal settlement in the prior period and $.6 million decrease in professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count in the current period.

Depreciation and amortization expense of approximately $.9 million in the Current Period decreased by approximately $2.0 million over expense of $2.9 million in the Prior Period. This is primarily attributable to a decrease in depreciation and amortization expense resulting from the sale of Grizzard in July 2001.

Due to the weakened economy and lower than expected results, the Company has determined that there may not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company has recognized an impairment charge of approximately $35.9 million, which is included in the loss from operations for the current period.

Net interest expense of approximately $.1 million in the Current Period decreased by approximately $1.9 million over net interest expense of approximately $2.0 million in the Prior Period. The decrease is principally due to the reduced interest expense due to the repayment of certain long-term debt in connection with the sale of Grizzard, partially offset by interest income earned on the net proceeds from the sale.

Unrealized loss of investments of approximately $7.3 million in the prior period was attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

As a result of the above, net loss of $39.4 million in the Current Period increased by $26.4 million over comparable net loss of $13.0 million in the Prior Period. Grizzard's net loss included in the quarter ended March 31, 2001 was $1.1 million.

In the current period the redemption of the 5,000 preferred shares for $5.0 million, less the $2.2 million carrying value of the preferred shares resulted in a deemed dividend. The deemed dividend of $2.8 million is included in the calculation of net loss attributable to common stockholders.


Results of Operations for the Nine Months Ended March 31, 2002, Compared to the
-------------------------------------------------------------------------------
Nine Months Ended March 31, 2001
--------------------------------

Revenues of approximately $28.6 million for the nine months ended March 31, 2002 (the "Current Period") decreased by $72.3 million or 72% over revenues of $100.9 million during the nine months ended March 31, 2001 (the "Prior Period"). Of the decrease, approximately $64.2 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard decreased by $8.1 million or 8% primarily due to the decreased list services and database marketing billing and the move of the telemarketing call center. The decrease in such billing is a direct result of the impact of a weaker economy resulting in a reduction of our clients' marketing campaigns. In addition, since September 11 unexpected client cancellations, postponed fundraising campaigns and lost clients contributed to the decrease. Furthermore, for a period of time following September 11 our telemarketing calling center was closed and all calling campaigns for such a period were cancelled. The Company expected the decline in revenue from the prior year results to occur through the next fiscal quarter due to the weakened economy.

Salaries and benefits of approximately $27.2 million in the Current Period decreased by approximately $27.5 million or 50% over salaries and benefits of approximately $54.7 million in the Prior Period. Of the decrease, approximately $22.6 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $4.9 million or 9% due to a one time charge of severance to an officer of $2.0 million in the prior period and $2.9 million due to decreased headcount in several areas of the Company in the current period. The Company has been actively consolidating its offices and infrastructure.

Direct costs of approximately $4.5 million in the Current Period decreased by $24.1 million or 84% over direct costs of $28.6 million in the Prior Period. Of the decrease, approximately $23.8 million is attributable to the sale of Grizzard in July 2001. Direct costs, excluding the effects of the disposition of

Grizzard, decreased $.3 million or 1% due to the lower costs associated with the Database marketing business. The decrease in these costs results from the decreased sales volume and cost savings programs put in place this fiscal year.

Selling, general and administrative expenses of approximately $8.4 million in the Current Period decreased by approximately $7.8 million or 48% over comparable expenses of $16.2 million in the Prior Period. Of the decrease, approximately $3.2 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, decreased by $4.6 million or 28%, principally due to $1.3 million for a legal settlement in the prior period and $2.0 million decrease in professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count in the current period.

Depreciation and amortization expense of approximately $2.8 million in the Current Period decreased by approximately $5.9 million over expense of $8.7 million in the Prior Period. This is primarily attributable to a decrease in depreciation and amortization expense resulting from the sale of Grizzard in July 2001.

Due to the weakened economy and lower than expected results, the Company has determined that there may not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company has recognized an impairment charge of approximately $35.9 million, which is included in the loss from operations for the current period.

On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. In the current period, the Company recognized a gain on sale of Grizzard in the amount of $1.7 million.

Net interest expense of approximately $.5 million in the Current Period decreased by approximately $5.5 million over net interest expense of approximately $6.0 million in the Prior Period. The decrease is principally due to the reduced interest expense due to the repayment of certain long-term debt in connection with the sale of Grizzard in addition to the interest income earned on the net proceeds from the sale.

Unrealized loss of investments of approximately $7.3 million in the prior period was attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

As a result of the above, loss before extraordinary item of $49.1 million in the Current Period increased by $29.6 million over comparable net loss of $19.5 million in the Prior Period. The Company's results for the nine months ended March 31, 2002 and 2001 includes Grizzard's net losses of $8.5 million and $.1 million, respectively.

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

In connection with the sale of Grizzard, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. As a result, the Company recorded an extraordinary loss of approximately $4.9 million in the nine months ended March 31, 2002 as a result of the early extinguishment of debt.

In the prior period, the Company exchanged 1,970,000 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the nine months ended March 31, 2001, which was recorded through equity and is included in net income available to common stockholders and earnings per share - discontinued operations.

In the current period the redemption of the 5,000 preferred shares for $5.0 million, less the $2.2 million carrying value of the preferred shares resulted in a deemed dividend. The deemed dividend of $2.8 million is included in the calculation of net loss attributable to common stockholders.

In September 2000, the FASB Emerging Issues Task Force issued EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." EITF 00-27 addresses the accounting for convertible preferred stock issued since May 1999 that contain nondetachable conversion options that are in the money at the commitment date. MKTG adopted EITF 00-27 in December 2000 and as a result has recorded a cumulative effect of a change in accounting of $14.1 million in the prior period related to the March 2000 issuance of the Series E Convertible Preferred Stock. The cumulative effect was recorded to additional paid-in capital and treated as a deemed dividend in the calculation of net loss attributable to common stockholders.

Capital Resources and Liquidity
-------------------------------

Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of March 31,2002 are as follows:
                                    Operating Leases            Capital Leases

         2002                             $946,676                  $ 30,673
         2003                            2,828,422                    79,665
         2004                            2,721,065                    30,811
         2005                            2,386,229                         -
         2006                            1,774,390                         -
         Thereafter                      6,633,772                         -
                                        ----------                 ---------

                                        17,290,554                   141,149
Less interest                                                         (5,721)
                                                                     -------

Present value of
    capital lease obligations                                        $135,428
                                                                     ========



Debt: In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard".) The letter of credit is collateralized by cash, which has been classified as restricted cash in the current asset section of the balance sheet as of March 31, 2002. The Company has a remaining obligation of $4,502,064 under the holdback agreement. The remaining obligation is included in current portion of long-term obligations and is payable in March 2003. In connection with an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004. The remaining obligation is $535,423 in aggregate with $286,460 included in long-term obligations, net of current portion.

Preferred Stock: In the event the stockholders of the Company do not approve the conversion of the Series E Preferred Stock, the Company would be required to redeem the Series E preferred stock. The redemption value of preferred stock including interest at March 31, 2002 is $34,994,954 The redemption may occur after July 31, 2002.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At March 31, 2002, the Company had cash and cash equivalents of $6.9 million and accounts receivable net of allowances of $22.0 million, offset by accounts payable of $19.2 million.

The Company generated a net loss of $39.4 million in the Current Period.

Cash used in operating activities was $13.4 million. Cash used by operating activities principally consists of the net loss and decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable, extraordinary loss from extinguishment of debt and other non-cash items.

In the Current Period, net cash of $71.8 million was provided by investing activities consisting of net proceeds from the sale of Grizzard of $78.6 million, offset by the increase in restricted cash of $4.9 million and purchases of property and equipment of $1.9 million. In the Prior Period, net cash of $2.2 million was use for purchases of property and equipment and capitalized software.

In the Current Period, net cash of $52.7 million was used in financing activities consisting of repayments of long term debt, credit facilities and capital leases of $46.5 million, repayment of preferred stock of $5.0 million, issuance of related party note receivable of $1.0 million and repayments of related party notes payable of $.2 million. In the Prior Period, net cash of $7.0 million was used in financing activities consisting of $9.6 million repayments of debt and capital leases, net of $1.8 million in proceeds from common stock, and $.2 million in proceeds from credit facilities and $.6 million in proceeds from a related party.

At March 31, 2002, the Company had amounts outstanding of $2.4 million on its lines of credit. The Company had approximately $.7 million available on its lines of credit as of March 31, 2002. As of March 31, 2002, the Company was in compliance with its line of credit covenants, as amended.

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of discounted cash flows. Due to the weakened economy and lower than expected results based on current information, the Company has determined that there will not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company has recognized an impairment charge of approximately $35.9 million, which is included in the loss from operations for the three and nine months ended March 31, 2002.

The Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations. The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure. In order to address this situation, the Company has had and continues to have discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor. The Company will also need to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). In addition, the Company is reviewing it's present operations with the view towards reducing it's cost structure and workforce and to find alternative means of increasing revenue. There can be no assurance that the Company will be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there can be no assurances that the Company's cost reduction efforts will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability.

In the event the Company is unable to raise needed financing and achieve profitability, operations will need to be scaled back or discontinued. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company is still reviewing the provisions of SFAS No. 142, which must be adopted by the Company on July 1, 2002. As of March 31, 2002, the Company has net unamortized intangibles of $16,373,782, after the goodwill impairment recorded under SFAS No. 121 of $35,900,000 and amortization expense of $2,088,977 and $5,652,676 for the nine months ended March 31, 2002 and 2001, respectively.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002", SFAS No. 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption will not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified to operating expense as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

PART II - OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings
--------------------------

In October 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. WiredEmpire is a discontinued majority-owned subsidiary of the Company. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case is pending in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). While the Levy case was pending, the Company and GECC engaged in negotiations pertaining to the warrant, dated December 24, 1997, in favor of GECC to purchase, at consideration of $0.01 per share, up to 1,778,334 shares of MKTG common stock subject to certain adjustments. Extensive negotiations among counsel for the plaintiff, counsel for the Company, and counsel for GECC, as well as direct negotiations between the Company and GECC, resulted in a preliminary settlement of the court action against GECC for alleged short swing profits and all other issues under the warrant. The parties entered into a stipulation of settlement, subject to court approval. In August 2001, the court declined to approve the stipulation of settlement. In February 2002, a new settlement was reached among the parties. The settlement provides for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. Counsel for the plaintiff intend to request the Court to award $375,000 for attorney fees, plus disbursements, to be deducted from the settlement payment to MKTG. On April 29, 2002, the court approved the settlement for $1,250,000 and reimbursement of mailing costs; however, the award for attorney fees is pending court approval.


The Company believes the impact of these legal proceedings will not have a material impact on the results of operations.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On February 8, 2002, the Company held its annual meeting of stockholders to vote on election of directors and an amendment to the Company's Amended and Restated Articles of Incorporation to change the name of the Company to MKTG Services, Inc. Of the 5,620,603 shares of the Company's common stock, par value $.01 per share, entitled to vote at the meeting, holders of 4,262,376 shares were present in person or were represented by proxy at the meeting.

The directors elected at the meeting and the results of the voting were as follows:

General nominee                    For                        Withheld
                                   ---                        --------
Alan I. Annex                    4,045,502                    216,874
John T. Gerlach                  4,045,502                    216,874

The shares voted regarding the Board of Directors' proposal to amend the Amended and Restated Articles of Incorporation to change the name of the Company to MKTG Services, Inc. were as follows:

                  For                           4,103,685
                  Against                         153,975
                  Abstain                           4,716
                  Broker non-votes                      -

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

a)   Exhibits

     None


Notes relating to Exhibit:
a)   Filed herewith.

b)   Report on Form 8-K

     On or about February 21, 2002 the Company filed a current report on Form 8-K regarding the Standstill agreements with its Series "E" Preferred Stockholders.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     MKTG SERVICES, INC.
                                                     (Registrant)


Date:  May 15, 2002       By: /s/ J. Jeremy Barbara
                              ------------------------------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer


Date:  May 15, 2002       By: /s/ Cindy H. Hill
                              ------------------------------------------
                              Cindy H. Hill
                              Chief Accounting Officer