Form 10-K
MKTG SERVICES INC
filed 2002-10-15
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________________ to_______________________
                         Commission file number 0-16730

                               MKTG SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)
                                   88-0085608
                                   ----------
                      (I.R.S. Employer Identification No.)


         333 Seventh Avenue, 20th Floor
         New York, New York                                             10001
--------------------------------------------                      --------------
    (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code:                   (917) 339-7100

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  ____

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

Indicate be check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of October 11, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,183,469.

As of October 11, 2002, there were 7,159,210 shares of the Registrant's common stock outstanding.

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

Item 1 - Business
-----------------

General
-------

MKTG Services, Inc. (the "Company" or "MKTG") is a leading relationship marketing company focused on assisting corporations with customer acquisition and retention strategies and solutions. Its customized marketing capabilities combine comprehensive traditional marketing tactics with an aggressive integration of sophisticated new media applications encompassing direct marketing, database management, analytics, interactive marketing services, telemarketing and media buying. Operating in four major cities in the United States, the Company provides strategic services to Fortune 1000 and other prominent organizations in key industries including: Entertainment, Publishing, Fundraising, Business-to-Business, Education and Financial Services.

MKTG provides marketing solutions to approximately 2,000 clients worldwide with revenues for the fiscal year ended June 30, 2002 of $39.0 million. The Company currently has over 290 full-time employees with significant offices in the New York, Boston, Philadelphia and Los Angeles areas.

The Company's Strategy
----------------------

MKTG's strategy to enhance its position as a value-added premium provider of integrated marketing services is to:

o Focus on our integrated marketing services business which includes comprehensive direct marketing services, including Internet related services;

o Deepen market penetration in new industries and market segments as well as those currently served by the Company;

o Develop existing and create new proprietary databases, proprietary database software and database management applications; and

o Pursue strategic acquisitions, joint ventures and marketing alliances to expand the services offered and industries served.



Background
----------

The Company was originally incorporated in Nevada in 1919. The current business of MKTG, most recently known as Marketing Services Group, Inc., began operations in 1995.

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

July 1997       Pegasus Internet, Inc.             Provides a full suite of Internet
                                                   services including content
                                                   development and planning,
                                                   marketing strategy, on-line
                                                   ticketing system, development,
                                                   technical site hosting, graphic
                                                   design, multimedia production
                                                   and electronic commerce.

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

January 1999    Stevens-Knox &                     Specializes in providing list
                Associates, Inc.                   management, list brokerage and
                Stevens-Knox List                  database management services.
                Brokerage, Inc.
                Stevens-Knox International, Inc.

March 1999      Sold 85% of Metro Fulfillment, Inc.

May 1999        CMG Direct Corporation             Specializes in database services.

September 1999  Sold remaining 15% of
                Metro Fulfillment, Inc.

October 1999    Acquired 87% of Cambridge          A licensor of email marketing
                Intelligence Agency                and tools.
                formed WiredEmpire, Inc.


March 2000      Grizzard Advertising, Inc.         Specialized in strategic planning,
                                                   creative services, database
                                                   management, print-production,
                                                   mailing and Internet marketing.

March 2000      The Coolidge Company               Specializes in list management
                                                   and list brokerage services.

September 2000  Board of Directors approve plan to


                discontinue the operation of
                WiredEmpire, Inc.

January 2001    Shut down of operations for
                WiredEmpire, Inc. completed

July 2001       Sold Grizzard Communications Group, Inc.


Capital Stock and Certain Financing Transactions
------------------------------------------------

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock remains at 75,000,000. The stock split was effective October 15, 2001. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this document.

The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 per share was issued in October 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The preferred shareholders converted 1,799 shares of preferred stock to 903,866 shares of common stock during the year ended June 30, 2002. The preferred shareholders are precluded from converting any additional shares into shares of common stock pursuant to the current conditions of the agreement of February 24, 2000.

On February 19, 2002, the Company entered into standstill agreements, as amended, with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company is also reviewing other options, including replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to gain funds to attempt to repurchase the Series E preferred stock at a discount. Under the terms of the standstill agreements, and subject to the conditions specified therein, each preferred shareholder had agreed that it would not acquire, hedge (short), proxy, tender, sell, transfer or take any action with regard to its holdings during the standstill period, which was extended until August 15, 2002. Since the Company did not obtain refinancing or an alternative investor by August 15, 2002, the Company was obligated under such agreement to seek stockholder approval to convert the preferred stock to common stock, by October 2, 2002, based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself due to the change in conversion price and increase in the number of exercisable shares. The Company's commitments as a result of the standstill agreements included a partial redemption of 5,000 of the Series E preferred shares for $5,000,000, thereby reducing the number of Series E preferred shares to 23,201 at June 30, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5,000,000, less the carrying value of the preferred shares including the beneficial conversion feature previously recorded in equity on the balance sheet resulted in a deemed dividend of $412,634 which was recorded to additional paid-in capital and included in the calculation of net loss attributable to common stockholders for the year ended June 30, 2002.

On October 2, 2002, the common stockholders approved the right of the Series E preferred shareholders to convert their preferred stock to common stock. Subsequently, the preferred shareholders converted 951.44 shares of preferred stock to 508,829 shares of common stock. The redemption value of preferred stock, including interest and penalties, at October 15, 2002 is $35,308,982.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). If the Company cannot meet compliance under the Nasdaq rules by December 24, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(a). If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise the securities may be delisted. An event of default under the Series E preferred stock includes failing to maintain the listing of the Company's common stock on Nasdaq or other such similar exchange. Such default would trigger a mandatory redemption in cash under the terms of the Series E preferred stock agreement. The Company does not have sufficient cash to satisfy such redemption. The Company has explored and is continuing to explore alternatives to remain listed on Nasdaq. The Company believes it has sufficient alternatives and will execute on any one or more of these alternatives to remain listed. The Company believes a potential delisting is not probable.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs (see Item 3 - Legal Proceedings).

On October 4, 2002, the Company repaid approximately $.8 million balance of one credit facility and agreed with the lender to cease future advances of this facility.

The Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations. In addition, certain contingent liabilities may require significant resources. The Company may be required to redeem the Series E preferred stock and repay its outstanding lines of credit depending on future events. The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure. In order to address this situation, the Company has had and continues to have discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to gain funds to attempt to repurchase the Series E preferred stock at a discount. The Company will also need to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). The Company has instituted cost reduction measures, including the reduction of workforce. In addition, the Company is reviewing its present operations with the view towards further reducing its cost structure and workforce and to find alternative means of increasing revenue. There can be no assurance that the Company will be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there can be no assurances that the Company's cost reduction efforts will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. In the event the Company is unable to raise needed financing and achieve profitability, operations will need to be scaled back or discontinued. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.


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

Industry Growth. According to industry sources, the direct marketing industry has experienced significant downturns due to the economic recession, the events of September 11th and the subsequent anthrax scare. Many companies within the direct marketing industry have felt the impact of these events as growth for both sales and ad spending has slowed down industry-wide. According to research from the Direct Marketing Association, the industry's largest trade association, in spite of the poor economy, Americans spent nearly $197 billion dollars on direct response advertising last year - a 3.6 percent increase over spending in 2000. This modest growth is only about half of the 6.8 percent annual growth that was experienced over the preceding five-year period. Projections for the next four years state that, from 2001-2006 direct marketing is forecast to bounce back with ad spending and return to a more normal annual rate of 6.5 percent per year. In general, the U.S. economy is expected to recover slowly throughout this year - direct marketing is also expecting a slow recovery and then a return to accelerated growth in subsequent years.

According to the most recently available information from the Direct Marketing Association, total U.S. direct marketing advertising expenditures are projected to reach $206.1 billion during 2002, a 4.7% increase over 2001. The direct marketing advertising expenditure figure is inclusive of all direct marketing through various mediums including direct mail, telephone marketing, newspaper, magazine, TV, radio and internet marketing. Direct marketing advertising expenditures at the end of 2001 represented 55.2% of all U.S. advertising expenditures which were $356.7 billion. Direct mail accounts for approximately 24% of total direct marketing expenditures nationwide. Annual growth rates for direct marketing expenditures from 2001-2006 will be highest for "other" media, which includes interactive marketing and radio, telephone, and television. Three years ago the "other" media category was forecast to have the slowest five-year growth. Additionally, consumer direct marketing advertising expenditures via telephone marketing are expected to grow to $80.3 billion in 2002 and will comprise close to 39% of all direct marketing expenditures.

In addition, annual direct marketing employment growth rates are also slowing. From 1996-2001 direct marketing employment grew at a rate of 5.7 percent per year. For the next four years, employment growth is forecast at 4.3 percent per year. These trends should lead to higher gross profit margins for most direct marketers. Moreover, direct marketing growth is expected to outpace total U.S economic growth.

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

Services
--------

The Company's operating businesses provide comprehensive database management, Internet marketing, custom telemarketing/telefundraising and other direct marketing services. The principal advantages of customized services include: (i) the ability to expand and adapt a database to the client's changing business needs; (ii) the ability to have services operate on a flexible basis consistent with the client's goals; and (iii) the integration with other direct marketing, Internet, database management and list processing functions, which are necessary to keep a given database current. Some services offered by the Company are described below.

                               Database Marketing

Database Management Services. The Company's database management services begin with database creation and development, which include the planning stages and analytical processes to review all of the client's customer and operational files. Utilizing both proprietary and commercial software, the Company consolidates all of the separate information and relationships across multiple files and converts the client's raw information into a consolidated format. Once the client's customer data is consolidated and the database created, the data is enhanced using a wide selection of demographic, geographic, census and lifestyle information for 114 million households and 200 million individuals to identify patterns and probabilities of behavior. The Company licenses this information from a variety of leading data compilers.

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

                              Interactive Marketing

Website Development and Design. The Company provides a full suite of Internet services such as content planning to market strategy, from technical site hosting to graphic design and multimedia production. The Company has developed Web sites from the perspective of both client and presence provider, resulting in an intimate knowledge of the issues encountered by both entities in a Web development project. From the initial planning sessions and identification of an organization's promotional objectives to the live cutover of the finished site, the Company takes a proactive role in ensuring the most efficient development process for the client and the most rewarding experience for their online clientele. Once the site is up and running, the Company provides technical maintenance and ongoing consulting to keep Web resource current, technologically up-to-date and graphically ahead of the curve. The Company generates usage reports, complete with optional analysis and feedback features.

Online Community Marketing. Through online community marketing we enable the client to build long-term relationships with enthusiastic audiences, facilitate a lifestyle dialog, provide useful information without interrupting the integrity of consumers' online activity, develop direct-to-customer relationships and implement a broad range of consumer calls-to-action. The grassroots community marketing team monitors a detailed set of relevant Internet locations, including affinity consumer homepages, message boards, newsgroups, chat rooms, clubs, and lists. Within these communities, MKTG seeks to forge relationships between our clients and those consumers who, by virtue of their online activity, seem particularly influential and active; who grant permission for extended communication; and who agree to "spread the word" in exchange for the advance and/or exclusive information and offers included in the grassroots vehicles above. This form of targeting is designed to produce a subset of dynamic consumers who lead opinion, and who will be particularly excited by the prospect of intimacy with, and support of, our clients. The result is a wave of credible advocacy across the Internet, which will result in critical "buzz" while it bolsters the success of "awareness" of initiatives taking place on- and offline.

E-mail Deployment. E-mail campaigns provide the avenue to reach a qualified audience and deliver a very targeted message. We create and maximize the three elements of an email campaign: the desired audience, the design of the message and delivery. We have the capability to send out mass quantities of e-mail through HTML, text or FastStream e-mail promotions FastStream is a proprietary MKTG technology that automatically plays full motion video and audio directly within an email, to provide for high user interactivity. There are no links to click on, no special plug-ins (FastStream runs with Flash, a technology which is virtually ubiquitous today with 97% market penetration), and no time wasted waiting for a download.

                         Telemarketing / Telefundraising

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

The Company maintains a state-of-the-art outbound telemarketing/telefundraising calling center in El Segundo, California. The El Segundo calling center increases the efficiency of its outbound calling by using a computerized predictive dialing system supported by a UNIX based call processing server system and networked computers. The predictive dialing system, using relational database software, supports 64 outbound telemarketers and maximizes calling efficiency by reducing the time between calls for each calling station and reducing the number of calls connected to wrong numbers, answering machines and electronic devices. The system provides on-line real time reporting of caller efficiency and client program efficiency as well as flexible and sophisticated reports analyzing caller sales results and client program results against Company and client selected parameters. The El Segundo calling center has the capacity to serve up to 20 separate clients or projects simultaneously and can produce 36,864 or more valid contacts per week, depending on the nature of the lead base or 3,072 calling hours per week (159,744 per year) on a single shift basis. A valid contact occurs when the caller speaks with the intended person and receives a "yes," "no" or "will consider" response. The existing platform can be expanded to accommodate 100 predictive dialing stations.



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

Client Base
-----------

The Company believes that its large and diversified client base is a primary asset, which contributes to stability and the opportunity for growth in revenues. The Company has approximately 2,000 clients who utilize its various marketing services. Its customized marketing capabilities combine comprehensive traditional marketing tactics with an aggressive integration of sophisticated new media applications encompassing direct marketing, database management, analytics, interactive marketing services, telemarketing and media buying. Operating in four major cities in the United States, the Company provides strategic services to Fortune 1000 and other prominent organizations in key industries including: Entertainment, Publishing, Fundraising, Business-to-Business, Education and Financial Services. No single client accounted for more than 5% of total revenue for the fiscal years ended June 30, 2002, 2001 and 2000.

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

Facilities
----------

The Company leases all of its real property. Facilities for its headquarters are in New York City; its sales and service offices are located in New York City, New York; Newtown, Pennsylvania; El Segundo, California; and Wilmington, Massachusetts; its data centers are located in New York City and Massachusetts; its telemarketing calling center is located in El Segundo, California. The Company believes that its remaining facilities are in good condition and are adequate for its current needs through fiscal 2003. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources, including the mainframe computer and other data processing and data storage computers and electronic machinery at its data centers in New York City and Massachusetts, as well as its related operating, processing and database software, are all adequate for its needs through fiscal 2003.

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

Employees
---------

At June 30, 2002, the Company employed approximately 1,300 persons, of whom 290 were employed on a full-time basis. As of June 30, 2002, approximately 70 employees of the El Segundo calling center were covered under union contracts with the International Longshore and Warehouse Union.


Item 2 - Properties
-------------------

The Company had owned land and buildings in Houston and Atlanta, which were included in the sale of Grizzard (see Note 19 to the Company's consolidated financial statements included in this Form 10-K). In addition, the Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 11 of Notes to the Company's consolidated financial statements included in this Form 10-K.

              Location                              Square Feet
              --------                              -----------
              New York, New York                       36,500
              Wilmington, Massachusetts                20,058
              El Segundo, California                   12,800
              Newtown, Pennsylvania                    10,268

 In addition, the Company is currently leasing approximately 40,000 square feet in New York, California, Pennsylvania and Massachusetts which is not being currently utilized. Accordingly, the Company has provided for the future estimated cost of these leases.

 Item 3 - Legal Proceedings
----------------------------

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

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiff's complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In June 2002, the Company entered into a tolling agreement with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs.

Item 4 - Control Procedures
---------------------------

Not applicable.


                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the Company trades on the NASDAQ National Market under the symbol "MKTG." Prior to July 30, 2001, the Company traded under the symbol "MSGI." The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the
NASDAQ:

                                           Low                  High
                                           ---                  ----
          Fiscal 2002
             Fourth Quarter              $0.25                 $2.34
             Third Quarter                 .90                  3.25
             Second Quarter               2.04                  5.05
             First Quarter                2.10                  7.50

          Fiscal 2001
             Fourth Quarter              $4.26               $ 10.02
             Third Quarter                6.18                 16.86
             Second Quarter               6.18                 16.86
             First Quarter               14.28                 39.00



On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock remains at 75,000,000. The stock split was effective October 15, 2001. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split.

As of June 30, 2002, there were approximately 990 registered holders of record of the Company's common stock. (This number does not include approximately 7,300 investors whose accounts are maintained by securities firms in "street name".)

The Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). If the Company cannot meet compliance under the Nasdaq rules by December 24, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(a). If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise the securities may be delisted. The Company has explored and is continuing to explore alternatives to remain listed on Nasdaq. The Company believes it has sufficient alternatives and will execute on any one or more these alternatives to remain listed. The Company believes a potential delisting is not probable.


The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6 - Selected Financial Data
--------------------------------

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2002 have been derived from the Company's audited consolidated financial statements. This financial information should be read in conjunction with management's discussion and analysis (Item 7) and the notes to the Company's consolidated financial statements (Item 14).

                                                                               Historical
                                                                           Years ended June 30,
                                                                           --------------------
                                                                  (In thousands, except per share data)
                                                      1998 (1)    1999 (2)      2000 (3)      2001             2002 (17)
                                                      --------    --------      --------      --------         ---------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues (13)                                        $26,792     $ 33,489       $ 62,488      $127,723         $ 38,972
Amortization and depreciation                        $ 1,486     $  2,282       $  6,028      $ 11,730         $  3,324
Loss from operations                                 $  (580)    $ (7,072)      $(11,292)     $(50,645)        $(59,622)  (14)
Loss from continuing operations                      $  (780)    $ (7,646)(5)   $(41,130)(8)  $(67,091)(10)    $(60,824)

(Loss) gain from discontinued operations                   -            -       $(34,543)(9)  $  1,252 (11)           -

Net loss                                             $  (780)    $ (7,646)      $(75,673)     $(65,839)        $(65,683)  (15)
Net loss available to common stockholders            $(4,724)(4) $(20,181)(6)   $(75,673)     $(66,492) (12)   $(66,096)  (16)

Loss per common share (18):
    Continuing operations                            $ (2.20)    $ (8.32)       $  (9.28)     $ (12.61)        $ (10.02)
    Discontinued operations                                -           -        $  (7.80)     $   2.76                -
    Extraordinary item                                     -           -               -             -             (.79)
    Cumulative efffect of change in accounting             -           -               -      $  (2.64)               -
                                                       -------    -------       --------      --------          --------
                                                      $(2.20)    $ (8.32)       $ (17.08)     $ (12.49)        $ (10.81)
     Weighted average common shares
           Outstanding                                 2,149        2,426          4,430         5,320            6,115

OTHER DATA:
EBITDA (7)                                           $   906     $(4,346)       $ (4,844)     $  1,499        $ (14,388)
Net cash used in operating activities:               $(1,886)    $   (45)       $(11,357)     $ (5,663)       $ (15,254)
Net cash (used in) provided by investing
activities:                                          $(7,281)    $(18,939)      $(60,116)     $ (3,365)       $  70,555
Net cash provided by (used in) financing
activities:                                          $12,474     $ 16,035       $ 78,904      $ (3,407)       $ (51,929)
Net cash (used in) provided by discontinued
operations                                                 -            -       $   (812)     $  4,256        $    (682)

                                                                              Historical
                                                                             As of June 30,
                                                                            (In thousands)
CONSOLIDATED BALANCE SHEETS DATA:                     1998        1999          2000          2001             2002
                                                      ----        ----          ----          ----             ----
Cash and cash equivalents                             $ 6,235     $ 3,285       $  9,904      $  1,725         $  4,416
Working capital (deficit)                             $ 5,013     $(9,647)      $    813      $ 29,146         $(2,583)
Total intangible assets                               $24,771     $56,978       $154,016      $ 54,363         $ 16,075
Total assets                                          $49,781     $97,627       $245,567      $170,390         $ 50,545
Total long term debt, net of current portion          $   204     $ 5,937       $ 36,157      $  4,429         $    176
Total stockholders' equity                            $17,325     $48,928       $113,957      $ 68,778         $  1,390

(1) Effective July 1, 1997, the Company acquired all of the outstanding common shares of Pegasus Internet, Inc. The results of operations for Pegasus are included in the consolidated statements of operations beginning July 1, 1997. Effective December 1, 1997, the Company acquired all of the outstanding common shares of Media Marketplace, Inc. and Media Marketplace Media Division, Inc. The results of operations are included in the consolidated statements of operations beginning December 1, 1997. In May 1998, MKTG formed Metro Fulfillment, Inc., a new operating subsidiary.

(2) Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox List Brokerage, Inc., Stevens-Knox List Management, Inc. and Stevens-Knox International, Inc. (collectively, "SKA"). The results of operations for SK&A are included in the consolidated statements of operations beginning January 1, 1999. Effective March 1, 1999 the Company sold 85% of its subsidiary Metro Fulfillment. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. On May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct, Inc. The results of operations are included in the consolidated statements of operations beginning May 14, 1999.

(3) On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company. On March 22, 2000 the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. Effective October 1, 1999, the Company acquired 87% of the outstanding common shares of The Cambridge Intelligence Agency. The results of operations for these acquisitions are included in the consolidated statements of operations from the date of the respective acquisition.

(4) Net loss available to common shareholders includes the impact of dividends on preferred stock for a non-cash beneficial conversion feature of $3,214.

(5) Loss from continuing operations includes a severance charge of $1,125 and a compensation expense on option grants of $444 which were granted at exercise prices below market value.

(6) Net loss available to common shareholders includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11,366 for exercises of stock options and warrants; (b) $949 in cumulative undeclared preferred stock dividends; and (c) $220 of periodic non-cash accretions of preferred stock.

(7) EBITDA is defined as earnings from continuing operations before interest, income tax, depreciation, amortization and other non-recurring and non- cash items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of MKTG's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense. MKTG's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

EBITDA Reconciliation:                                 1998          1999         2000         2001          2002
                                                       ----          ----         ----         ----          ----
     Loss from operations                            $  (580)     $ (7,072)    $(11,292)    $(50,645)     $(59,622)
     Depreciation and amortization                   $ 1,486        $2,282     $  6,027     $ 11,730      $  3,324
     Goodwill write-down                                   -             -            -           -       $ 35,900
     Loss (gain) on sale of subsidiary                     -             -            -     $ 36,697      $ (1,748)
     Compensation expense on option grants and
        severance                                          -       $   444     $    106     $  2,001      $    480
     Abandoned lease reserve                               -             -            -           -       $  7,032
     Legal settlements and legal fees                                          $    315     $  1,716      $    246
                                                    --------       --------      ------      ------        -------
     EBITDA                                            $ 906     $  (4,346)    $ (4,844)    $  1,499      $(14,388)
                                                      ======       ========      =======    ========      ========

(8)  Loss  from  continuing   operations  includes  a  charge  for  $27,216  for
write-downs of certain Internet investments.

(9) On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary, which at the time included the assets of Pegasus Internet, Inc. The Company shut down operations, which was completed by the end of January 2001. The estimated losses associated with WiredEmpire are $34,543 and are reported as discontinued operations. All prior period results have been classified as discontinued operations.

(10) Loss from operations includes a loss on Grizzard assets held for sale of $36,697, severance costs of $2,001, write-down of Internet investments of $7,578 and expenses associated with settlement of litigation of $1,298.

(11) In January 2001, the company sold certain assets of WiredEmpire for a gain of $1,252.

(12) Net loss available to common stockholders includes a cumulative effect of a change in accounting of $14,064 in connection with the adoption of EITF 00-27.

(13) Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

(14) Loss from operations includes an impairment write-down of goodwill of $35,900, a write-down of abandoned leased property of $7,000 and severance costs of $480, net of $1,748 gain on sale of Grizzard.

(15) Net loss includes an extraordinary item of $4,859 for a loss on early extinguishments of debt.

(16) Net loss available to common stockholders includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

(17) Effective July 31, 2001, the Company sold Grizzard Communications Group, Inc. The results of operations for Grizzard are no longer included in the Company's results from the date of sale.

(18) On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock remains at 75,000,000. The stock split was effective October 15, 2001. All stock prices and per share amounts have been retroactively restated to reflect the reverse split.

The following is a summary of the quarterly operations for the years ended June 30, 2001 and 2002.

                                                                             Historical
                                                                      Quarter ended June 30,
                                                               (In thousands, except per share data)
                                                                             (unaudited)

                                                     9/30/2000      12/31/2000       3/31/2001     6/30/2001
                                                     ---------      ----------       ---------     ---------

Revenues  (1)                                          $29,182        $ 40,588        $ 31,115      $ 26,838
(Loss) income from operations                          $(2,964)       $    537        $ (4,957)     $(43,261) (2)
Loss from continuing operations                        $(5,072)       $ (1,434)       $(14,239) (3) $(46,346)
Income from discontinued operation                           -               -        $  1,252  (4)        -
Net loss                                               $(5,072)       $ (1,434)       $(12,987)     $(46,346)
Net income (loss) attributable to common stockholders
  before cumulative effect of change in accounting     $ 3,522        $  3,383        $(12,987)     $(46,346)
Net income (loss) available to common stockholders     $ 3,522        $(10,681) (5)   $(12,987)     $(46,346)
Basic and diluted earnings (loss) per share (11):
     Continuing operations                             $ (1.01)       $  (0.27)       $  (2.66)     $  (8.25)
     Discontinued operations                              1.71        $   0.91        $    .23             -
     Cumulative effect of change in accounting               -        $  (2.66)             -              -
                                                     ---------------------------------------------------------
Basic and diluted earnings (loss) per share            $  0.70       $   (2.02)       $  (2.43)     $  (8.25)
                                                     =========================================================





                                                                             Historical
                                                                      Quarter ended June 30,
                                                               (In thousands, except per share data)
                                                                             (unaudited)

                                                     9/30/2001      12/31/2001       3/31/2002     6/30/2002
                                                     ---------      ----------       ---------     ---------

Revenues (1)                                          $ 11,682        $  8,179        $  8,696      $ 10,415
Loss from operations                                  $ (4,907) (6)   $ (4,266)       $(39,287) (7) $(11,162) (8)
Net loss                                              $(10,314) (9)   $ (4,177)       $(39,439)     $(11,753)
Net loss available to common stockholders             $(10,314)       $ (4,177)       $(42,202)(10) $ (9,403) (10)
Basic and diluted loss per share (11):
     Continuing operations before extraordinary item  $  (0.96)       $  (0.74)       $  (6.47)     $  (1.41)
     Extraordinary item                               $  (0.87)              -               -             -
                                                    ---------------------------------------------------------
Basic and diluted loss per share                      $  (1.83)       $  (0.74)       $  (6.47)     $  (1.41)
                                                    =========================================================



(1)  Prior periods presented have been restated in accordance with SAB
     101. See Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K.
(2)  Includes loss on assets held for sale of  $36,697.
(3) Includes severance costs of $2,001, write-down of Internet investments of $7,578 and expenses associated with settlement of litigation of $1,298.
(4) In January 2001, the Company sold certain assets of WiredEmpire for a gain of $1,252.
(5) Includes a cumulative effect of a change in accounting of $14,064 in connection with the adoption of EITF 00-27.
(6)  Includes gain on sale of Grizzard of $1,723.

(7)  Includes a write-off due to goodwill impairment of $35,900.
(8) Includes a write-down of abandoned leased property of $7,000 and severance costs of $480.
(9) Includes extraordinary loss on early extinguishments not for the quarters ended March 31, 2002 and June 30, 2002, of debt of $4,859.
(10) Includes a deemed dividend in the amount of $413 net, for the quarters ended March 31,2002 and June 30, 2002, in connection with the redemption of preferred stock.
(11) On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock remains at 75,000,000. The stock split was effective October 15, 2001. All stock prices and per share amounts have been retroactively restated to reflect the reverse split.

Item 7 - Management's Discussion and Analysis
---------------------------------------------

Overview
--------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve-month period ended June 30, 2002. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-K.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:

Pursuant to the Securities and Exchange  Commission's Staff Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. The adoption of SAB 101, did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

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

Revenues derived from marketing communications are recognized when the campaign is mailed provided that the Company has no remaining performance commitments under marketing communications arrangements. The Company's revenue is not dependent on the number of respondents to the direct mailing. Due to the sale of Grizzard in July 2002, the Company no longer provides marketing communications services.

Prior to January 2001, revenues and costs derived from interactive marketing were deferred until services were completed and recognized using a straight-line method over the remaining life of the contract. In January 2001, due to the installation of a time management system, which allows for the gathering of hours by project, all new contracts utilize the percentage of completion method preferred by Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." The contract lives are generally three months to one year. The impact of changing revenue recognition methods did not have a material impact on the Company's financial results.

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

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of discounted cash flows. Due to the weakened economy and lower than expected results, based on current information, the Company has determined that there will not be sufficient cash flows to recover all of the remaining book value of goodwill. As a result, the Company has recognized an impairment charge of approximately $35.9 million, which is included in the loss from operations for the year ended June 30, 2002.

Long-Lived Assets:

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance, abandoned lease reserves and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. In the fiscal year ended June 30, 2000, the

Company recorded losses associated with WiredEmpire of approximately $34.5 million. These losses included approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal which included approximately $2.0 million in losses from operations from the measurement date through the estimated date of disposal. It also included provisions for vested compensation expense of $2.0 million, write down of assets to net realizable value of $8.8 million, lease termination costs of $1.9 million, employee severance and benefits of $1.8 million and other contractual commitments of $.5 million. As of June 30, 2002, approximately $1.7 million remains accrued representing payments expected to be made related to legal and lease obligations.

The assets and liabilities of WiredEmpire have been separately classified on the consolidated balance sheets as "Net current liabilities of discontinued operations." Results of these operations have been classified as discontinued operations and all prior period results have been restated.

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

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. In July 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 million payable in cash, net of a working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded an extraordinary loss of approximately $4.9 million in the year ended June 30, 2002 as a result of the early extinguishment of debt.

At June 30, 2001, the assets and liabilities of Grizzard were classified as net assets held for sale in the amount of $80.9 million. In the year ended June 30, 2001, the Company recognized a loss on assets held for sale in the amount of $36.7 million representing a write-down of the amount of assets held for sale to net realizable value. Grizzard's revenues included in the Company's statement of operations for the fiscal years ended June 30, 2002, 2001 and 2000 were $2.8 million, $82.8 million and $19.6 million, respectively. Grizzard's net loss included in the Company's statement of operations for the fiscal years ended June 30, 2002, 2001 and 2000 were $8.5 million, $41.0 million and $3.8 million, respectively.

Pursuant to the Securities and Exchange  Commission's Staff Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

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

Results of Operations Fiscal 2002 Compared to Fiscal 2001
---------------------------------------------------------
Revenues of approximately $39.0 million for the year ended June 30, 2002 (the "Current Period") decreased by $88.7 million or 69% over revenues of $127.7 million during the year ended June 30, 2001 (the "Prior Period"). Of the decrease, approximately $80.0 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard decreased by approximately $8.7 million, due primarily to decreased list services and database marketing billing and the move of the telemarketing call center. The decrease in such billing is a direct result of the impact of a weaker economy resulting in a reduction in our clients' marketing campaigns. In addition, since September 11 unexpected client cancellations, postponed fundraising campaigns and lost clients contributed to the decrease. Furthermore, for a period of time following September 11 our telemarketing call center was closed and all campaigns for such period were cancelled.

Salaries and benefits of approximately $35.9 million in the Current Period decreased by approximately $34.4 million or 49% over salaries and benefits of approximately $70.3 million in the Prior Period. Of the decrease, approximately $31.0 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $3.4 million or 9% due to decreased headcount in several areas of the Company in the Current Period.

Severance of approximately $.5 million in the Current Period is due to amounts paid and accrued in connection with reductions in the work force completed in both the December and June quarters. Severance of approximately $2.0 million in the Prior Period is due to the severance of an executive officer and restructuring of certain businesses in the Northeast.

Direct costs of approximately $5.8 million in the Current Period decreased by $30.2 million or 84% over direct costs of $36.0 million in the Prior Period. Of the decrease, approximately $29.9 million is attributable to the sale of Grizzard in July 2001. Direct costs excluding the effects of the disposition of Grizzard decreased by $.3 million or 6% due to the lower costs associated with the Database marketing business.

Selling, general and administrative expenses of approximately $18.7 million in the Current Period decreased by approximately $1.7 million or 8% over comparable expenses of $20.4 million in the Prior Period. Of the decrease, approximately $4.5 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, increased by $2.8 million, principally due to abandoned lease reserves of $7.0 million, offset by $4.2 million decrease in professional fees, travel and other expenses due to consolidation of certain office spaces and the reduction of headcount in the Current Period.

Gain on sale of subsidiary of approximately $1.7 million in the Current Period represents an adjustment to the previous estimate based on the actual sale price of Grizzard as compared to its actual book value at the closing date. The difference predominantly occurred due to the operational losses incurred by Grizzard since the end of the Prior Period. The loss on sale of subsidiary of approximately $36.7 million in the Prior Period is attributable to the write down of assets held for sale in connection with the sale of Grizzard.

Settlement of litigation of approximately $.3 million and $1.3 million in the Current and Prior Periods, respectively, was due to the settlement of lawsuits with a previously owned subsidiary and one of their employees.

Goodwill impairment of $35.9 million in the Current Period represents an impairment charge for the write down of goodwill. Due to the weakened economy and lower than expected results, based on current information, the Company has determined that there will not be sufficient cash flows to recover all of the remaining book value of goodwill.

Depreciation and amortization expense of approximately $3.3 million in the Current Period decreased by approximately $8.4 million over expense of $11.7 million in the Prior Period. Of the decrease, approximately $8.0 million is attributable to the sale of Grizzard in July 2001. Depreciation and amortization expense excluding the effects of the disposition of Grizzard decreased by $.4 million due to lower amortization expense on goodwill in the Current Period due to the aforementioned write down.

Unrealized loss on investments of approximately $7.6 million in the Prior Period is attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

Interest expense and other, net of approximately $.7 million in the Current Period decreased by approximately $8.1 million over interest expense and other, net of approximately $8.8 million in the Prior Period. Of the decrease, approximately $7.3 million is attributable to the sale of Grizzard in July 2001 and the repayment of the related debt. Interest expense and other net, excluding the effects of the disposition of Grizzard decreased by $.8 million due to interest income on excess cash.

The net provision for income taxes of approximately $.5 million in the Current Period increased by approximately $.4 million over net provision for income taxes of approximately $.1 million from the Prior Period. The increase relates to state taxes on the gain on sale of Grizzard which could not be offset by losses incurred at the parent company level or other operating subsidiaries. In addition, the Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss before extraordinary item of $60.8 million in the Current Period decreased by $5.0 million over comparable net loss of $65.8 in the Prior Period. The Company's results include Grizzard's net losses of $8.5 million in the Current Period and $41.0 million in the Prior Period.

In the Prior Period, the Company sold certain assets of WiredEmpire for a gain of $1.3 million, which is included in income from discontinued operations.

In connection with the sale of Grizzard, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. As a result, the Company recorded an extraordinary loss of approximately $4.9 million in the Current Period as a result of the early extinguishments of debt.

In the Current Period, the redemption of 5,000 preferred shares for $5.0 million, less the carrying value of the preferred shares, including the beneficial conversion feature previously recorded in equity on the balance sheet, resulted in a deemed dividend of $412,634 which was recorded to additional paid-in capital and included in the calculation of net loss attributable to common stockholders.

In the Prior Period, the Company exchanged 328,334 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the year ended June 30, 2001, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations.

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

Unrealized loss on investments of approximately $7.6 million in the Current Period and $27.2 million in the Prior Period is attributable to the write-off of internet investments whose decline in value was deemed to be other than temporary.

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

The net provision for income taxes of approximately $.1 million in the Current Period decreased by approximately $.2 million over the provision of approximately $.3 million in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of $67.1 million in the Current Period increased by $26.0 million over comparable net loss of $41.1 million in the Prior Period.

In the Current Period, the Company sold certain assets of WiredEmpire for a gain of $1.3 million, which is included in income from discontinued operations.

In the year ended June 30, 2001, the Company exchanged 328,334 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13.4 million for the year ended June 30, 2001, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations.

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

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2002 are as follows:
                         Operating Leases       Capital Leases
                         ----------------       --------------
         2003              $ 2,893,259           $  88,535
         2004                2,776,100              33,050
         2005                2,391,773                   -
         2006                1,890,870                   -
         2007                1,743,862                   -
         Thereafter          4,973,110                   -
                           -----------             -------

                           $16,668,974             121,585
Less interest                                       (7,008)
                                                   -------
Present value of
    capital lease obligations                     $114,577
                                                  ========


Debt: In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard"). The letter of credit is collateralized by cash, which has been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. The Company has a remaining obligation of $4,548,061 under the holdback agreement. The remaining obligation is included in current portion of long-term obligations and is payable in March 2003. In connection with an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004. The remaining obligation is $465,594 in aggregate with $176,336 included in long-term obligations, net of current portion.

Preferred Stock: The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant issued in connection with a 1997 sale of Series D preferred stock. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 per share was issued in October 2001. As a result of the issuance of the warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The preferred shareholders converted 1,799 shares of preferred stock to 903,866 shares of common stock during the year ended June 30, 2002. The preferred shareholders are precluded from converting any additional shares into common stock pursuant to the current conditions of the agreement of February 24, 2000.

On February 19, 2002, the Company entered into standstill agreements, as amended, with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company is also reviewing other options, including replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to obtain funds to attempt to repurchase the Series E preferred stock at a discount. Under the terms of the standstill agreements, and subject to the conditions specified therein, each preferred shareholder had agreed that it would not acquire, hedge (short), proxy, tender, sell, transfer or take any action with regard to its holdings during the standstill period, which was extended until August 15, 2002. Since the Company did not obtain refinancing or an alternative investor by August 15, 2002, the Company was obligated under such agreement to seek stockholder approval to convert the preferred stock to common stock, by October 2, 2002, based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself due to the change in conversion price and increase in the number of exercisable shares. The Company's commitments as a result of the standstill agreements included a partial redemption of 5,000 of the Series E preferred shares for $5,000,000, thereby reducing the number of Series E preferred shares to 23,201 at June 30, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5,000,000, less the carrying value of the preferred shares, including the beneficial conversion feature previously recorded in equity on the balance sheet, resulted in a deemed dividend of $412,634 which was recorded to additional paid-in capital and included in the calculation of net loss attributable to common stockholders for the year ended June 30, 2002.

On October 2, 2002, the common stockholders approved the right of the Series E preferred shareholders to convert their preferred stock to common stock. Subsequently, the preferred shareholders converted 951.44 shares of preferred stock to 508,829 shares of common stock. The redemption value of preferred stock, including interest and penalties, at October 15, 2002 is $35,308,982.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). If the Company cannot meet compliance under the Nasdaq rules by December 24, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(a). If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise the securities may be delisted. An event of default under the Series E preferred stock includes failing to maintain the listing of the Company's common stock on Nasdaq or other such similar exchange. Such default would trigger a mandatory redemption in cash under the terms of the Series E preferred stock agreement. The Company does not have sufficient cash to satisfy such redemption. The Company has explored and is continuing to explore alternatives to remain listed on Nasdaq. The Company believes it has sufficient alternatives and will execute on any one or more these alternatives to remain listed. The Company believes a potential delisting is not probable.


Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At June 30, 2002, the Company had cash and cash equivalents of $4.4 million and accounts receivable net of allowances of $18.9 million.

The Company incurred losses from continuing operations of $60.8 million in the Current Period. Cash used in operating activities from continuing operations was approximately $15.3 million. Net cash used in operating activities principally resulted from the loss from continuing operations offset by goodwill impairment, early extinguishments of debt and other non-cash items in the Current Period. The Company incurred losses from continuing operations of $67.1 million in the Prior

Period. Cash used in operating activities from continuing operations was approximately $5.7 million. Net cash used in operating activities principally resulted from the loss from continuing operations offset by an increase in accrued expenses and other liabilities, unrealized loss on investments, loss on assets held for sale and other non-cash items in the Prior Period.

In the Current Period, net cash of $70.6 million was provided by investing activities consisting of net proceeds from the sale of Grizzard of $78.6 million, offset by the increase in restricted cash of $4.9 million, issuance of related party note of $1.0 million and purchases of property and equipment of $2.1 million. In the Prior Period, net cash of $3.4 million was used in investing activities consisting of $1.8 million purchases of property and equipment and $1.6 million of capitalized software.

In the Current Period, net cash of $51.9 million was used in financing activities. Net cash used in financing activities consisted of $46.6 million repayments of debt and capital leases, redemption of a portion of preferred stock of $5.0 million and repayment of related party notes payable of $.3 million. In the Prior Period, net cash of $3.4 million was used in financing activities. Net cash used in financing activities consisted primarily of $11.3 million in repayments of debt and capital leases, net of $1.8 million in proceeds, net of fees from private placement of common stock, $2.0 million cash overdrafts and $4.1 million increase in lines of credit and related party note payable.

In the Current Period net cash of $.7 million was used in discontinued operations. In the prior period, net cash of $4.3 million was provided by discontinued operations.

At June 30, 2002, the Company had amounts outstanding of $2.3 million on its three lines of credit. The Company had $1.2 million available on its lines of credit at June 30, 2002. On October 4, 2002, the Company repaid approximately $.8 million of one credit facility and agreed with the lender to cease future advances of this facility. Currently, availability under the two remaining facilities is approximately $.9 million. As of June 30, 2002, certain subsidiaries of the Company are in violation of certain working capital and net worth covenants of their credit agreements for which the Company has received waivers from the lender. The Company may be out of compliance in a future period and unable to obtain waivers from the lender, who may call the debt, which could have a material adverse effect on the Company's liquidity and ability to continue as a going concern.

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. In July 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 million payable in cash, net of a working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded an extraordinary loss of approximately $4.9 million in the September 2001 quarter as a result of the early extinguishment of debt.

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrant is exercisable over a two year period. The warrant is valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, MKTG will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance is $.8 million at June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the strategic partnership agreement and requesting payment of the remaining $.8 million, which has been categorized as a liability at June 30, 2002. The Company is having discussions with Firstream regarding the remaining liability.

The Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations. In addition, certain contingent liabilities may require significant resources. The Company may be required to redeem the Series E preferred stock and repay its outstanding lines of credit depending on future events. The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure. In order to address this situation, the Company has had and continues to have discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to obtain funds to attempt to repurchase the Series E preferred stock at a discount. The Company will also need to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). The Company has instituted cost reduction measures, including the reduction of workforce. In addition, the Company is reviewing its present operations with the view towards further reducing its cost structure and workforce and to find alternative means of increasing revenue. There can be no assurance that the Company will be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there can be no assurances that the Company's cost reduction efforts will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. In the event the Company is unable to raise needed financing and achieve profitability, operations will need to be scaled back or discontinued. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.



Summary of Recent Accounting Pronouncements
-------------------------------------------

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The provisions of SFAS No. 142 will be effective as of July 1, 2002. The Company is still in the process of reallocating previously identifiable intangibles that do not meet the criteria of SFAS No. 141 into goodwill and evaluating the useful lives of our remaining identifiable intangibles. The Company is in the process of completing the step one transitional assessment of goodwill. As of June 30, 2002, the Company has net unamortized goodwill and other intangibles and of $16,075,132, after the goodwill impairment of $35,900,000 and amortization expense of $2,400,450 and $7,590,848 for the years ended June 30, 2002 and 2001, respectively. Net loss from continuing operations and the respective basic and fully diluted loss per share from continuing operations would have been $58,423,848 and $9.55, respectively, if the new pronouncements were effective as of the beginning of the fiscal year.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the adoption of this statement to have a material impact on the Company's results of operations or financial position.


In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No. 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption will not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified to operating expense as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business," for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing the provisions of SFAS No. 146.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

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

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)(1) Financial statements - see "Index to Financial Statements" on page 28.
   (2) Financial statement schedules - see "Index to Financial Statements" on page 28.
   (3) Exhibits:
2.1 Agreement and Plan of Merger By and Among MKTG Services, Inc., GCG Merger Corp., and Grizzard Advertising, Inc. (m)
2.2    Stock Purchase Agreement by and between Omnicom Group Inc. and
       MKTG Services, Inc.
3.1    Amended and Restated Articles of Incorporation (c)
3.2 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (b)
3.3 Certificate of Amendment to the Articles of Incorporation for change of name to All-Comm Media Corporation (f)
3.4    By-Laws (c)
3.5 Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 36,300,000 total (i)
3.6 Certificate of Amendment of Articles of Incorporation for change of name to Marketing Services Group, Inc. (k)
3.7 Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 75,150,000 total (n)
3.8 The Amended Certificate of Designation, Preferences and Relative, Participating and Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof for the Series D Convertible Preferred Stock (l)
3.9 Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of Marketing Services Group, Inc. (q)
3.10 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of
       Marketing Services Group, Inc. (r)
3.11 Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, Inc. (a)
10.1   1991 Stock Option Plan (d)
10.2 Security Agreement between Milberg Factors, Inc. and Metro Services Group, Inc. (j)
10.3 Security Agreement between Milberg Factors, Inc. and Stephen Dunn & Associates, Inc. (k)
10.4   J. Jeremy Barbera Employment Agreement (t)
10.5   Rudy Howard Employment Agreement (t)
10.6   Stephen Killeen Employment Agreement (t)
10.7   Form of Private Placement Agreement (j)
10.8 Purchase agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)
10.9 Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as of December 24, 1997 (l)
10.10 Registration Rights Agreement by and among the Company and GE Capital, dated as of December 24, 1997 (l)
10.11  Warrant, dated as of December 24, 1997,
       to purchase  shares of Common Stock of the Company (l)
10.12  First  Amendment to
       Preferred Stock Purchase Agreement Between General Electric Capital Corporation and Marketing Services Group, Inc. (o)
10.13  Promissory note (o)
10.14  Warrant Agreement (o)
10.15  Second Amendment (p)
10.16 Warrant Agreement between Marketing Services Group, Inc. and Marshall Capital Management, Inc. (q)
10.17 Warrant Agreement between Marketing Services Group, Inc. and RCG International Investors, LDC. (q)

10.18 Registration Rights Agreement by and Among The Company, RCG International Investors, LDC and Marshall Capital Management, Inc. (q)
10.19 Securities Purchase Agreement by and Among The Company, RCG International Investors, LDC and Marshall Capital Management, Inc. (q)
10.20  Credit Agreement Among Grizzard Communications, Inc. and Paribas (s)
10.21  Firstream Letter Agreement (b)
10.22  Steven Killeen Termination Agreement (b)
10.23 Standstill Agreement between MKTG Services, Inc. and Castle Creek Technology Partners LLC (u)
10.24 Standstill Agreement between MKTG Services, Inc. and RCG International Investors, LDS (u)
10.25 Letter Amendment to Standstill Agreement between MKTG Services, Inc. and Castle Creek Technology Partners LLC(v)
10.26 Letter Amendment Standstill Agreement between MKTG Services, Inc. and RCG International Investors, LDS(v)
21     List of Company's subsidiaries (a)
23     Consent of PricewaterhouseCoopers LLP (a)
24 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002(a)

(a) Included herein in the Company's Report on Form 10K- for the fiscal year ended June 30, 2002

(b) Incorporated by reference to the Company's Report on Form 10K- for the fiscal year ended June 30, 2001

(c) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192

(d) Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839

(e) Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995

(f) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995

(g) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996

(h) Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996

(i) Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996

(j) Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997

(k) Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997

(l) Incorporated by reference to the Company's Report on Form 8-K dated January 13, 1998

(m) Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-85233.

(n) Incorporated by reference to the Company's Report on Form 10-KSB dated June 30, 1998

(o) Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1999

(p) Incorporated by reference to the Company's Report on Form 8-K dated August 30, 1999

(q) Incorporated by reference to the Company's Report on Form 8-K dated February 29, 2000

(r) Incorporated by reference to the Company's Report on Form 8-K/A dated March 23, 2000

(s) Incorporated by reference to the Company's Report on Form 10-Q dated May 16, 2000

(t) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000

(u) Incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002

(v) Incorporated by reference to the Company's Report on Form 8-K dated July 30, 2002

(b)    Reports on Form 8-K.
       None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MKTG SERVICES, INC.
                         -------------------
                             (Registrant)


                       By: /s/ J. Jeremy Barbera
                           ---------------------
                           J. Jeremy Barbera
                           Chairman of the Board and Chief Executive Officer
Date:  October 15, 2002
-----------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                              Title                                              Date
------------------------------         -------------------------------------------        --------------------

/s/ J. Jeremy Barbera                  Chairman of the Board and Chief Executive          October 15, 2002
-------------------------------
J. Jeremy Barbera                      Officer (Principal Executive Officer)

/s/ Cindy H. Hill                      Chief Accounting Officer                           October 15, 2002
------------------------------------
Cindy H. Hill                          (Principal Accounting Officer)

/s/ Alan I. Annex                      Director and Secretary                             October 15, 2002
-------------------------------
Alan I. Annex

/s/ John T. Gerlach                    Director                                           October 15, 2002
-------------------------------
John T. Gerlach

/s/ Seymour Jones                      Director                                           October 15, 2002
-------------------------------
Seymour Jones

/s/ C. Anthony Wainwright              Director                                           October 15, 2002
-------------------------------
C. Anthony Wainwright

CERTIFICATIONS

I, Cindy H. Hill, certify that:

1.  I have reviewed the annual report on this Form 10-K of MKTG Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                /s/ Cindy H. Hill
                -----------------
                Cindy H. Hill
                Chief Accounting Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.



I, J. Jeremy Barbera, certify that:

1.  I have reviewed the annual report on this Form 10-K of MKTG Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


                 /s/ J. Jeremy Barbera
                 ---------------------
                 J. Jeremy Barbera
                 Chairman of the Board and Chief Executive Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-K have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]





 (1)   FINANCIAL STATEMENTS:                                               Page
       ---------------------                                               ----
       Report of Independent Accountants                                    33

       Consolidated Balance Sheets as of June 30, 2002 and
           June 30, 2001                                                    34

       Consolidated Statements of Operations
           Years Ended June 30, 2002, 2001, and 2000                        35

       Consolidated Statement of Stockholders' Equity
           Years Ended June 30, 2002, 2001, and 2000                       36-37

       Consolidated Statements of Cash Flows
           Years Ended June 30, 2002, 2001, and 2000                        38

       Notes to Consolidated Financial Statements                          39-62


 (2)   FINANCIAL STATEMENT SCHEDULES:
       ------------------------------

       Schedule II - Valuation and Qualifying Accounts                      63


       Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of MKTG Services, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MKTG Services, Inc. and Subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations, in addition to certain contingencies that may require significant resources, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan with respect to this matter is set forth as discussed in Note 2.

As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2001, the Company changed its method of accounting for securities with beneficial conversion features as a result of the issuance of Emerging Issues Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments."


                                                 /s/ PRICEWATERHOUSECOOPERS LLP





September 26, 2002
Except for Note 20 as to which the date is October 15, 2002
New York, New York


                      MKTG SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2002 AND 2001



ASSETS                                                                                2002                         2001
------                                                                                ----                         ----
Current assets:
    Cash and cash equivalents                                                  $   4,416,289                 $   1,725,412
    Accounts receivable, net of allowance for doubtful
       accounts of $4,408,985 and $2,423,610, respectively                        18,900,889                    27,507,629
    Restricted cash                                                                4,945,874                             -
    Net assets held for sale                                                               -                    80,882,272
    Other current assets                                                           1,292,167                       990,741
                                                                                ------------                --------------
        Total current assets                                                      29,555,219                   111,106,054

Property and equipment, net                                                        3,259,545                     2,346,152
Intangible assets, net                                                            16,075,132                    54,362,534
Related party note receivable                                                        978,534                             -
Other assets                                                                         676,348                     2,574,762
                                                                              --------------                --------------

        Total assets                                                           $  50,544,778                 $ 170,389,502
                                                                               =============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowing                                                       $   2,280,384                 $  13,021,966
    Accounts payable-trade                                                        17,360,764                    27,119,339
    Related party payable                                                                  -                       400,000
    Accrued expenses and other current liabilities                                 5,860,112                     6,074,222
    Net current liabilities of discontinued operations                             1,714,406                     2,396,171
    Current portion of capital lease obligations                                      85,315                       115,598
    Current portion of long-term obligations                                       4,837,321                    32,833,101
                                                                                   ---------                    ----------
        Total current liabilities                                                 32,138,302                    81,960,397

Capital lease obligations, net of current portion                                     29,262                        89,913
Long-term obligations, net of current portion                                        176,336                     4,339,078
Other liabilities                                                                  6,145,848                     1,516,976
                                                                                 -----------                     ---------
        Total liabilities                                                         38,489,748                    87,906,364
                                                                                  ----------                    ----------

Minority interest in preferred stock of discontinued subsidiary                      280,946                       280,946

Convertible preferred stock - $.01 par value; 150,000 shares authorized;          10,384,064                    13,424,198
  23,201 and 30,000 shares of Series E issued and outstanding as of June 30, 2002 and 2001, respectively

Commitments and contingencies (Note 11)

Stockholders' equity:
    Common stock - $.01 par value; 75,000,000 authorized; 6,721,030 and
        5,691,250 shares issued as of June 30, 2002 and 2001, respectively            67,210                        56,912
    Additional paid-in capital                                                   229,840,379                   231,555,514
    Accumulated deficit                                                         (227,123,859)                 (161,440,722)
    Less:  70,649 shares of common stock in treasury, at cost                     (1,393,710)                   (1,393,710)
                                                                               --------------                   -----------

        Total stockholders' equity                                                 1,390,020                    68,777,994
                                                                              --------------                    ----------
        Total liabilities and stockholders' equity                             $  50,544,778                 $ 170,389,502
                                                                               =============                  ============



The accompanying notes are an integral part of these Consolidated Financial Statements.



                      MKTG SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                                                                2002                 2001               2000
                                                                ----                 ----               ----

Revenues                                                     $ 38,972,109         $127,722,689       $62,487,934
                                                             ------------         ------------       -----------

Operating costs and expenses:
    Salaries and benefits                                      35,881,241           70,295,543        42,657,063
    Severance                                                     479,922            2,000,545                 -
    Direct costs                                                5,832,214           35,970,726        11,787,810
    Selling, general and administrative                        18,678,722           20,375,812        12,992,682
    (Gain) loss on sale of subsidiary                          (1,747,830)          36,696,523                 -
    Settlement of litigation                                      246,000            1,297,970           315,000
    Goodwill impairment                                        35,900,000                    -                 -
    Depreciation and amortization                               3,323,748           11,730,313         6,027,871
                                                             ------------         ------------         ---------
       Total operating costs and expenses                      98,594,017          178,367,432        73,780,426
                                                             ------------          -----------        ----------
Loss from operations                                          (59,621,908)        (50,644,743)       (11,292,492)
                                                             ------------         ------------      ------------
    Unrealized loss on investments                                    -             (7,577,560)      (27,216,200)
    Interest expense and other, net                              (686,454)          (8,786,334)       (2,355,848)
                                                             ------------         -------------       ----------
       Loss from continuing operations
         before provision for income taxes                    (60,308,362)         (67,008,637)      (40,864,540)
    Provision for income taxes                                    515,936               81,930           265,683
                                                              -----------        --------------     ------------
    Loss from continuing operations                           (60,824,298)         (67,090,567)      (41,130,223)
    Discontinued operations (Note 16):
       Loss from discontinued operations                                -                    -       (19,488,943)
       Gain (loss) from disposal of discontinued operations             -            1,251,725       (15,054,037)
                                                             ------------          -----------       -----------
       Income (loss) from discontinued operations                       -            1,251,725       (34,542,980)
                                                             ------------          -----------       -----------
Loss before extraordinary item                                (60,824,298)         (65,838,842)      (75,673,203)
    Extraordinary item:
       Loss on early extinguishments of debt                   (4,858,839)                   -                 -
                                                             ------------          -----------       -----------
Net loss                                                      (65,683,137)         (65,838,842)      (75,673,203)

Gain on redemption of preferred stock of discontinued
    subsidiary  (Note 16)                                               -           13,410,273                 -

Deemed dividend - preferred redemption (Note 12)                 (412,634)                   -                 -
                                                             ------------         ------------       -----------
Net loss attributable to common stockholders before
    cumulative effect of change in accounting                 (66,095,771)         (52,428,569)      (75,673,203)

Cumulative effect of change in accounting (Note 2)                      -          (14,063,897)                -
                                                             ------------         ------------       -----------
Net loss attributable to common stockholders                 $(66,095,771)        $(66,492,466)     $(75,673,203)
                                                             ============         ============       ===========
Basic and diluted earnings (loss) share:
    Continuing operations                                         $(10.02)             $(12.61)           $(9.28)
    Discontinued operations                                             -                 2.76             (7.80)
    Extraordinary item                                               (.79)                   -                -
    Deemed dividend and change in accounting                            -                (2.64)               -
                                                             -------------             --------     ------------
Basic and diluted loss per share                                  $(10.81)             $(12.49)          $(17.08)
                                                             ============         ============       ===========

Weighted average common shares outstanding                      6,114,877            5,319,597         4,430,370
                                                             ============         ============       ===========



The accompanying notes are an integral part of these Consolidated Financial Statements.



                                                  MKTG SERVICES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000


                                              Common Stock      Additional                            Treasury Stock
                                           ------------------    Paid-in    Deferred   Accumulated   ----------------
                                            Shares    Amount     Capital  Compensation   Deficit     Shares    Amount       Totals
                                           ----------------------------------------------------------------------------------------

Balance July 1, 1999                      3,752,294  $37,523  $71,000,588 $(788,095) $(19,928,677) (70,649) $(1,393,710) $48,927,629

Shares issued upon exercise of
   stock options                             79,214      792    1,952,428                                                  1,953,220
Shares issued upon exercise of warrants      21,536      215      386,772                                                    386,987
Issuance of common stock for
   acquisition of Grizzard
   Communications, Inc.                     424,300    4,243   48,467,770                                                 48,472,013
Issuance of common stock for
  acquisition of The Coolidge Company         3,709       37      365,324                                                    365,361
Issuance of common stock for
   acquisition of Cambridge
   Intelligence Agency, Inc.                 20,245      202    1,557,490                                                  1,557,692
Issuance of common stock for
   investment in Latin Fusion, Inc.         250,000    2,500   27,503,900                                                 27,506,400
Shares issued in connection with
   private placement of common
   stock, net of stock issuance costs       521,764    5,218   30,526,611                                                 30,531,829
Issuance of shares for executive bonus          685        7       64,993                                                     65,000
Purchase of warrants by Directors                                   2,500                                                      2,500
Warrants issued in connection with the
   settlement of a lawsuit                                        315,000                                                    315,000
Warrants issued in connection
   with bank financing                                          5,023,500                                           `      5,023,500
Recognition of stock based
   compensation expense                                         7,798,897   788,095                                        8,586,992
Warrants issued in connection with
   Series E Preferred Stock                                    15,936,103                                                 15,936,103
Net and comprehensive loss                                                            (75,673,203)                      (75,673,203)
                                          ------------------------------------------------------------------------------------------

Balance June 30, 2000                     5,073,747  $50,737 $210,901,876        -   $(95,601,880) (70,649) $(1,393,710)$113,957,023

Shares issued upon exercise of
   stock options                                456        5        8,138                                                      8,143
Issuance of common stock for
   exchange of preferred stock
   of discontinued subsidiary               328,334    3,283    5,035,197                                                  5,038,480
Gain on redemption of
    WiredEmpire preferred stock                                13,410,273                                                 13,410,273
Issuance of common stock for
   settlement of earn-out provision          22,046      220      249,876                                                    250,096
Issuance of common stock in
   connection with settlement
   of lawsuit                                16,667      167      141,016                                                    141,183
Issuance of common stock for
   Firstream strategic partnership          250,000    2,500      863,601                                                    866,101

Issuance of warrants in connection
   with Firstream stock issuance                                  945,537                                                    945,537

Beneficial conversion feature
   associated with Series E
   Preferred Stock                                             14,063,897                                                 14,063,897
Accretion of beneficial
   conversion feature - Series E
   Preferred Stock                                            (14,063,897)                                              (14,063,897)
Net and comprehensive loss                                                            (65,838,842)                      (65,838,842)
                                          ------------------------------------------------------------------------------------------

 Balance June 30, 2001                    5,691,250  $56,912 $231,555,514        - $ (161,440,722) (70,649) $(1,393,710) $68,777,994
                                          ==========================================================================================


The accompanying notes are an integral part of these Consolidated Financial Statements.


                                                  MKTG SERVICES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000


                                          Common Stock     Additional                                Treasury Stock
                                        ----------------     Paid-in      Deferred    Accumulated   ----------------
                                        Shares    Amount     Capital    Compensation    Deficit     Shares    Amount    Totals
                                        --------------------------------------------------------------------------------------

Balance July 1, 2001                  5,691,250  $56,912   $231,555,514        -   $(161,440,722) (70,649) $(1,393,710) $68,777,994

Shares issued upon conversion of
    Series E Preferred Stock            903,866    9,039        748,758                                                      757,797
Issuance of common stock for
    settlement of earn-out provision    125,914    1,259        298,741                                                      300,000
Redemption of Series E Preferred
    Stock redemption                                         (2,762,634)                                                 (2,762,634)

 Net and comprehensive loss                                                          (65,683,137)                       (65,683,137)
                                     ----------------------------------------------------------------------------------------------

Balance June 30, 2002                 6,721,030  $67,210   $229,840,379        -  $ (227,123,859) (70,649) $(1,393,710)  $1,390,020
                                    ================================================================================================
















































The accompanying notes are an integral part of these Consolidated Financial Statements.

                                             MKTG SERVICES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 2002, 2001, AND 2000

                                                                     2002               2001            2000
                                                                     ----               ----            ----
OPERATING ACTIVITIES:
    Net loss                                                    $(65,683,137)     $(65,838,842)    $(75,673,203)
    (Income) loss from discontinued operations                             -        (1,251,725)      34,542,980
                                                                 -----------        -----------      ----------
    Loss from continuing operations                              (65,683,137)      (67,090,567)     (41,130,223)
    Adjustments to reconcile net loss to net cash  used in  operating activities:
        Goodwill impairment                                       35,900,000                 -                -
        Extraordinary loss on early extinguishments of debt        4,858,839                 -                -
        Gain on sale of minority interest                                  -                 -          (45,163)
        Depreciation                                                 923,298         4,139,465        1,826,792
        Amortization                                               2,400,450         7,590,848        4,210,487
        Unrealized loss on investments                                     -         7,522,846       27,216,200
        Compensation expense on option and stock grants                    -                 -          105,800
        Amortization of debt issuance costs                          266,900         2,215,014          830,185
        Loss on disposal of assets                                         -            41,941           87,813
        (Gain) loss on sale of subsidiary                         (1,747,830)       36,696,523                -
        Settlement of litigation                                           -         1,072,970          315,000
        Bad debt expense                                           1,268,692         1,802,727          427,578
        Net cash included in assets held for sale                          -          (206,139)               -
    Changes in assets and liabilities  (including assets
     held for sale), net of effects from acquisitions:
        Accounts receivable                                       10,060,349          (991,275)         990,092
        Inventory                                                   (697,908)          633,035       (2,701,359)
        Other current assets                                        (290,366)          679,371        1,231,867
        Other assets                                                (215,401)         (496,954)        (614,971)
        Trade accounts payable                                    (8,785,114)       (1,986,682)         299,605
        Accrued expenses and other liabilities                     6,487,700         2,713,964       (4,406,582)
                                                                ------------         ---------       -----------
Net cash used in operating activities                            (15,253,528)       (5,662,913)     (11,356,879)

INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired of $580,468                         -                 -      (50,187,882)
    Purchases of capitalized software                                      -        (1,549,558)      (1,612,776)
    Purchases of property and equipment                           (2,108,278)       (1,815,023)      (1,942,312)
    Increase in restricted cash                                   (4,945,874)                -                -
    Issuance of related party note receivable                     (1,000,000)                -                -
    Proceeds from sale of Grizzard                                78,609,258                 -                -
    Proceeds from sale of MFI                                              -                 -          556,984
    Investment in internet companies                                       -                 -       (6,930,300)
                                                                 -----------       ------------     ------------

    Net cash provided by (used in) investing activities           70,555,106        (3,364,581)     (60,116,286)

FINANCING ACTIVITIES:
    Redemption of preferred stock                                 (5,044,971)                -                -
    Cash overdrafts                                                        -         1,952,136                -
    Proceeds from issuance of common stock, net                            -         1,811,638       30,531,829
    Proceeds from sale of Series E convertible preferred stock, net        -           (56,978)      29,417,279
    Proceeds from exercise of stock options and warrants                   -             8,143        2,342,706
    Net (repayments on) proceeds from credit facilities          (10,741,582)        3,276,913         (571,722)
    Proceeds from bank financing, net of closing costs                     -                 -       45,672,644
    Proceeds from related party notes payable                              -           900,000                -
    Principal payments under capital lease obligations               (96,847)         (347,359)         (58,176)
    Repayment of related party notes payable                        (250,000)       (5,650,000)      (5,000,000)
    Repayments of long-term debt                                 (35,795,534)       (5,301,260)     (23,430,506)
                                                                 ------------       -----------     ------------

    Net cash (used in) provided by financing activities          (51,928,934)       (3,406,767)      78,904,054

Net cash (used in) provided by discontinued operations              (681,767)        4,255,874         (812,307)
                                                                 ------------        ---------         ---------
Net increase (decrease) in cash and cash equivalents               2,690,877        (8,178,387)       6,618,582
    Cash and cash equivalents at beginning of year                 1,725,412         9,903,799        3,285,217
                                                                   ---------        -----------      -----------
Cash and cash equivalents at end of year                          $4,416,289        $1,725,412       $9,903,799
                                                                  ==========        ==========        =========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OVERVIEW AND PRINCIPLES OF CONSOLIDATION:

MKTG Services, Inc. ("MKTG" or the "Company") provides direct marketing, database marketing, database management, analytics, interactive marketing services, telemarketing and telefundraising, and media planning and buying. Substantially all of the Company's business activity is conducted with customers located within the United States.

The consolidated financial statements include the accounts of MKTG and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries acquired during the year are recorded from the date of the respective acquisition. As more fully described in Note 16, WiredEmpire is presented as a discontinued operation.

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. (see
Note 19).

Effective April 1, 2002, the Company changed its legal name from Marketing Services Group, Inc. to MKTG Services, Inc.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Liquidity:

The Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations. In addition, certain contingencies may require significant resources. The Company may be required to redeem the Series E preferred stock (see Note 12 and Note 20) and repay its outstanding lines of credit depending on future events (see Note 7 and Note 20). The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure. In order to address this situation, the Company has had and continues to have discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to gain funds to attempt to repurchase the Series E preferred stock at a discount. The Company will also need to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). The Company has instituted cost reduction measures, including the reduction of workforce. In addition, the Company is reviewing its present operations with the view towards further reducing its cost structure and workforce and to find alternative means of increasing revenue. There can be no assurance that the Company will be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there can be no assurances that the Company's cost reduction efforts will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. In the event the Company is unable to raise needed financing and achieve profitability, operations will need to be scaled back or discontinued. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Cash and Cash Equivalents:

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

         Buildings ...............................................    20 years
         Furniture and fixtures...................................2 to 7 years
         Computer equipment and software..........................3 to 5 years

Leasehold improvements are amortized, using the straight-line method, over the shorter of the estimated useful life of the asset or the term of the lease.

The  cost  of  additions  and  betterments  are  capitalized,  and  repairs  and maintenance are expensed as incurred. The cost and related accumulated depreciation and amortization of property and equipment sold or retired are removed from the accounts and resulting gains or losses are recognized in current operations.

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

At each balance sheet date, the Company reviews the recoverability of goodwill, not identified with long-lived assets, based on estimated undiscounted future cash flows from operating activities compared with the carrying value of goodwill, and recognizes any impairment on the basis of discounted cash flows. Due to the weakened economy and lower than expected results based, on available information, the Company has determined that there will not be sufficient cash flows to recover all of the remaining book value of goodwill. As a result, the Company has recognized an impairment charge of approximately $35.9 million, which is included in the loss from operations for the year ended June 30, 2002.

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

Revenue Recognition:

Pursuant to the Securities and Exchange  Commission's Staff Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

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

Revenues derived from marketing communications are recognized when the campaign is mailed provided that the Company has no remaining performance commitments under marketing communications arrangements. The Company's revenue is not dependent on the number of respondents to the direct mailing. Due to the sale of Grizzard in July 2001, the Company no longer provides marketing communications services.

Prior to January 2001, revenues and costs derived from interactive marketing were deferred until services were completed and recognized using a straight-line method over the remaining life of the contract. In January 2001, due to the installation of a time management system, which allows for the gathering of hours by project, all new contracts utilize the percentage of completion method preferred by Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts". The contract lives are generally three months to one year. The impact of changing revenue recognition methods did not have a material impact on the Company's financial results.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance, abandoned lease reserves and the allowance for doubtful accounts. Actual results could differ from those estimates.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and trade receivables. A significant portion of cash balances is maintained with one financial institution and may, at time, exceed federally insurable amounts. Collateral is generally not required on trade accounts receivable. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base.

Earnings (Loss) Per Share:

On October 9, 2001, the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 75,000,000. The stock split was effective October 15, 2001. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively restated to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from the common stock account to the paid in capital account.

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period. Stock options and warrants with exercise prices below average market price in the amount of 1,778,334, 80,635, and 1,199,427 shares for the years ended June 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

Convertible preferred stock in the amount of 12,677,284 shares for the year ended June 30, 2002 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the periods presented. Contingent warrants in the amount of 1,778,334 shares, as well as, convertible preferred stock in the amount of 2,450,980 shares for the years ended June 30, 2001 and 2000, were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the periods presented.


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

Summary of Recent Accounting Pronouncements:

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The amortization provisions apply to goodwill and other intangible assets acquired after June 30, 2001. Goodwill and other intangible assets acquired prior to June 30, 2001 will be affected upon adoption. The adoption will require the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The provisions of SFAS No. 142 will be effective as of July 1, 2002. The Company is still in the process of reallocating previously identifiable intangibles that do not meet the criteria of SFAS No. 141 into goodwill and evaluating the useful lives of our remaining identifiable intangibles. The Company is in the process of completing the step one transitional assessment of goodwill. As of June 30, 2002, the Company has net unamortized goodwill and other intangibles and of $16,075,132, after the goodwill impairment of $35,900,000 and amortization expense of $2,400,450 and $7,590,848 for the years ended June 30, 2002 and 2001, respectively. Net loss from continuing operations and the respective basic and fully diluted loss per share from continuing operations would have been $58,423,848 and $9.95, respectively, if the new pronouncements were effective as of the beginning of the fiscal year.

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


In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No. 145 becomes effective for financial statements issued for fiscal years beginning after May 15, 2002. The adoption will not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified to operating expense as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing the provisions of SFAS No. 146.

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's lines of credit and long-term debt approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2002, 2001 and 2000.

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

In accordance with the Grizzard purchase agreement, the $5,000,000 payable was to be held for a period of three years pending claims and other pre-acquisition matters which may arise. In the year ended June 30, 2001, $1,126,516 of claims and other matters were identified and recorded as a purchase price adjustment. Accordingly, goodwill and the payable were reduced.

A portion of the cash purchase price was financed through a $58,000,000 senior secured credit facility (see Note 10).

The purchase price has been allocated to the assets acquired and liabilities assumed based on their estimated fair value as follows:

       Working deficit                          $   (9,902,262)
       Property and equipment                       16,631,724
       Intangible assets                            97,302,953
                                                 -------------
                                                  $104,032,415
                                                 =============
In July 2001, the Company completed its sale of Grizzard (see Note 19).

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

       Working capital                             $295,843
       Property and equipment                        19,095
       Intangible assets                          1,317,441
                                                 ----------
                                                 $1,632,379
                                                 ==========
These acquisitions have been accounted for using the purchase method of accounting. Accordingly, the operating results of these acquisitions are included in the results of operations from the date of acquisition. The following summary pro forma information presents the consolidated results of operations of MKTG as if, Grizzard, and Coolidge, after including the impact of certain adjustments, such as amortization of intangibles, adjustments in salaries and increased interest on acquisition debt, had been acquired as of the beginning of fiscal year 2000.

                                  Supplemental
                              Pro forma information
                           For the year ended June 30,
                                    Unaudited
                                    ---------

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


4.   INTERNET INVESTMENTS

During the fiscal years ended June 30, 2001 and 2000, the Company acquired investments of approximately $34.8 million in certain internet companies. The Company has taken charges of approximately $7.6 million and $27.2 million for unrealized losses on Internet investments made during the fiscal years ended June 30, 2001 and June 30, 2000, respectively, based on all available information. The Company believes such losses are a result of significant changes in valuations of Internet stocks and the performance of those companies. The Company has suspended its Internet investment strategy and will focus all efforts on the profitability of its core direct marketing operations. There are no remaining internet investments recorded on the balance sheets as of June 30, 2002 and 2001.


5.   PROPERTY, PLANT AND EQUIPMENT:

Property,  plant  and  equipment  at June  30,  2002  and  2001  consist  of the following:
                                                 2002               2001
                                                 ----               ----

   Office furniture and equipment            $ 4,898,171         $ 3,726,368
   Assets under capital leases                   658,579             658,579
   Leasehold improvements                      1,462,571             797,684
                                              ----------         -----------
                                               7,019,321           5,182,631
   Less accumulated depreciation and
      amortization                            (3,759,777)         (2,836,479)
                                              -----------         -----------
                                             $ 3,259,545         $ 2,346,152
                                              ===========         ===========

Assets under capital leases as of June 30, 2002 and 2001 consist primarily of computer and related equipment. Accumulated amortization for such assets amounted to $658,579 and $605,394 as of June 30, 2002 and 2001, respectively.


6.   INTANGIBLE ASSETS:

Intangible assets at June 30, 2002 and 2001 consist of the following:
                                    Lives               2002          2001
                                    -----               ----          ----
Covenants not to compete            5 years         $   64,306    $ 1,650,000
Capitalized software                3-7 years          324,917        462,092
Customer base                       15-20 years        850,388      3,461,573
List databases                      3-10 years         451,978        966,748
Assembled workforce                 5 years             58,096        472,184
Present value of favorable lease    53 months           28,287        347,920
Goodwill                            10-40 years     14,789,374     57,576,600
                                    ----------      ----------     ----------
                                                    16,567,345     64,937,117
Less accumulated amortization                         (492,213)   (10,574,583)
                                                   ------------   ------------
                                                   $16,075,132    $54,362,534
                                                   ===========    ===========

The decrease in intangible assets during 2002 was primarily due to an impairment charge of approximately $35.9 million which is included in the loss from operations for the year ended June 30, 2002.

As of June 30, 2002 and 2001 the unamortized balance of capitalized software was $135,666 and $126,859, respectively. Amortization expense for software was $46,550, $225,128 and $122,506 the years end June 30, 2002, 2001 and 2000, respectively.


7.   SHORT TERM BORROWINGS:

The Company has three renewable two-year credit facilities with a lender for lines of credit aggregating $4,500,000, collateralized by certain tangible assets of the Company. Borrowings are limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest is payable monthly at the Chase Manhattan reference rate (4.75% and 9.5 % at June 30, 2002 and June 30, 2001, respectively) plus 1 1/2% with a minimum annual interest requirement of $150,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of June 30, 2002, there was an aggregate of approximately $1.2 million available under these lines of credit (see Note 20).

As of June 30, 2002, certain subsidiaries of the Company are in violation of certain working capital and net worth covenants of their credit agreements. The Company may be unable to obtain waivers from the lender, who may call the debt, which could have a material adverse effect on the Company's liquidity and ability to continue as a going concern (see Note 2 and Note 20).

The Company had a revolving credit facility with a bank for up to $13,000,000 which expired in March 2005. Borrowings were limited to the lesser of the maximum availability or a percentage of eligible receivables. Interest was payable quarterly at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5%, for prime and 2.5% to 3.5% for LIBOR based on a financial ratio (See Note 10). The Company was required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others. In July 2001, the Company fully paid the amounts due (see
Note 19).


8.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2002 and 2001 consist of the following:

                                            2002            2001
                                            ----            ----

Salaries and benefits                   $1,692,377       $1,621,988
Severance cost                             628,477        1,830,000
Due to Firstream (see Note 13)             893,459        1,094,478
Abandoned lease reserves (see Note 11)     960,000                -
Other                                    1,685,799        1,527,756
                                          ---------        ---------
Total                                   $5,860,112       $6,074,222
                                         ==========       ==========


9.   RELATED PARTY TRANSACTIONS:

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $36,488 for the year ended June 30, 2002. The note will be forgiven in the event of a change in control.

During the year-ended June 30, 2001, the Company entered into a promissory note payable agreement with an officer for up to $1,000,000, due and payable at maturity, January 1, 2002. The promissory note bore interest at 15% per annum and included certain prepayment penalties. During the year ended June 30, 2001, the Company received advances of $900,000 and made repayments of $650,000. As of June 30, 2001, there was approximately $250,000 of principal outstanding and $150,000 of accrued interest and penalties, which was included in related party payable. The remaining $250,000 was paid in the year ended June 30, 2002.

During July and August 1999, the Company entered into a promissory note agreement with a venture fund in the amount of $4,500,000. The principal and all accrued interest was payable in full on December 10, 1999 and bore interest at the greater of 10% or prime plus 2%. An officer of the Company is a partner in the venture fund. The principal amount and all accrued interest were prepaid in September 1999 with proceeds from a private placement (see Note 13).

In connection with an acquisition, the Company entered into a promissory note agreement with GE Capital in the amount of $10,000,000. The note was payable in full on November 17, 1999 and accrued interest at 12% per annum. Interest was payable in arrears on August 17, 1999 and on the maturity date. Concurrent with issuance of the promissory note, the original outstanding warrant which was issued in connection with GE Capital's purchase of redeemable convertible preferred stock, was amended (see Note 12).

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

In August 1999, the GE Capital note was amended to extend the maturity date to October 15, 2000 with interest to be paid quarterly and provided for certain increases in the interest rate based on the time the principal remained outstanding. In addition, in the event the Company completed a private placement as defined on or before December 20, 1999 the maturity date was subject to acceleration. During September 1999, the Company completed a private placement of common stock for net proceeds of approximately $30.8 million (See Note 13). In accordance with the amendment, $5,000,000, was immediately paid and the remaining balance, included in current liabilities, was due and paid on July 1, 2000. As of June 30, 2002, GE Capital beneficially owned approximately 30% of the outstanding common stock of the Company (see Note 12).

A member of the Board of Directors is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $921,901, $1,014,524 and $1,272,000 for the years ended June 30, 2002, 2001 and
2000, respectively.

10.   LONG TERM OBLIGATIONS:

Long-term obligations as of June 30, 2002 and 2001 consist of the following:
                                                         2002           2001
                                                        ------         ------

Promissory notes payable - maturity
    January 2004 (a)                                 $  465,596        $739,163

Term loan payable - maturity
     March 2005 (b)                                           -      35,500,000

Hold back provision for
    Grizzard acquisition (c)                          4,548,061       3,873,483
                                                      ---------        ---------

Total long-term obligations                           5,013,657      40,112,646
Less:  Current portion of long-term obligations      (4,837,321)    (32,833,101)
Discount on notes payable to bank                             -      (2,940,467)
                                                     ----------     ------------

Long-term obligations, net of current portion     $     176,336    $  4,339,078
                                                  =============     ============


              (a) In  connection  with  an  acquisition,  the  Company  incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest per year through January 2004.

              (b) In March 2000, the Company entered into a $58,000,000 senior secured credit agreement (the "Credit Agreement").

                  In connection with the sale of Grizzard, the Company fully paid its term loan and line of credit. In connection with the pay down, the Company recorded an extraordinary loss from early extinguishments of debt of $4,858,839 due to a write-off of unamortized debt discount and prepaid finance costs.

                  The Credit Agreement was comprised of a $13,000,000 revolving line of credit, $40,000,000 term loan and $5,000,000 standby letter of credit. The Credit Agreement was to expire on March 31, 2005 and bore interest at either prime rate or LIBOR plus an applicable margin ranging from 1.5% to 2.5% for prime and 2.5% to 3.5% for LIBOR based on a financial ratio. The term loan plus interest was payable in quarterly installments through March 2005. The loans were collateralized by substantially all of the assets of the Company and were guaranteed by all of the Company's non-internet subsidiaries. As of June 30, 2001, the interest rates were 9.5% for borrowings under the prime rate and 7.6% for borrowings under LIBOR. In October 2000, the stand by letter of credit was cancelled.

                  In connection with the Credit Agreement, the Company issued a warrant to purchase 298,541 shares of the Company's common stock at an exercise price of $.01 per share. The warrant was immediately exercisable for a period of ten years. The $40,000,000 term loan was recorded at a discount of approximately $5,000,000 to reflect an allocation of the proceeds to the estimated value of the warrant as determined by the Black-Scholes option pricing model and has been amortized as interest expense over the life of the loan using the interest method of accounting. Approximately $133,850, $1,630,200 and $453,000 were recorded as interest expense for the years ended June 30, 2002, 2001 and June 30, 2000, respectively.

                  Under the terms of the Credit Agreement, the Company was required to maintain certain financial covenants related to consolidated EBITDA and consolidated debt to capital, among others. The Company was in violation of certain covenants and accordingly, the debt was classified as a current liability as of June 30, 2001; however, in July 2001 the Company fully paid the amounts due under the Credit Agreement (see Note 19).

              (c) In August 2001, the Company  entered into a stand-by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard"). The letter of credit is collateralized by cash, which has been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. The Company has a remaining obligation of $4,548,061 under the holdback agreement as of June 30, 2002. The remaining obligation is payable in March 2003.


11.   COMMITMENTS AND CONTINGENCIES:

Leases:   The  Company  leases   various   office  space  and  equipment   under
non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2002 are as follows:
                             Operating Leases   Capital Leases
                             ----------------   --------------

         2003               $    2,893,259       $  88,535
         2004                    2,776,100          33,050
         2005                    2,391,773               -
         2006                    1,890,870               -
         2007                    1,743,862               -
         Thereafter              4,973,110               -
                              ------------        --------
                               $16,668,974         121,585
Less: Interest                                      (7,008)
                                                  --------
Present value of
    capital lease obligations                     $114,577
                                                  ========

Rent expense was approximately $2,692,084, $3,853,006 and $2,921,739 for fiscal years ended June 30, 2002, 2001 and 2000, respectively.

In fiscal year 2002, the Company incurred an estimated loss in connection with the abandonment of certain leased office space of $7,031,630 which is recorded in accrued expenses and other current liabilities and other liabilities. (see
Note 8).

Contingencies and Litigation: In June 1999, certain employees of the Company's wholly owned subsidiary, MKTG TeleServices, Inc. voted against representation by the International Longshore and Warehouse Union ("ILWU"). The ILWU has filed unfair labor practice charges with the National Labor Relations Board ("NLRB") alleging that the Company engaged in unlawful conduct prior to the vote. The NLRB has issued a complaint seeking a bargaining order and injunctive relief compelling the Company to recognize and bargain with the ILWU. A hearing on the complaint was conducted before an NLRB Administrative Law Judge ("Judge") and the record was closed in September 2000. In April 2001, the United States District Court for the Northern District of California ("District Court") issued an interim bargaining order pending the final ruling from the NLRB. The Company thereafter began bargaining with the ILWU. On May 31, 2001, the Judge issued a decision finding that the Company had engaged in certain unfair labor practices, but dismissed other charges.

The Judge recommended among other things, that the Company recognize and bargain with the union. The Company chose not to appeal this decision and on July 27, 2001, the NLRB adopted the Judge's findings and conclusions and ordered the Company to take action recommended by the Judge. The Company is complying with the order.

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

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

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

In June 2002, the Company entered into a tolling agreement with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock.

A demand letter was received from counsel for Pennstone LLC seeking rescission of its purchase of 64,000 shares of WiredEmpire Series A Preferred Stock. That demand was rejected in January 2001. To date, no action has commenced.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District

Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.


12.   PREFERRED STOCK:

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 245,180 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses. The preferred stock is convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provides for liquidation preference under certain circumstances and accordingly has been classified in the mezzanine section of the balance sheet. The preferred stock has no dividend requirements.

The Series E Preferred Stock was convertible at any time at $146.838 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock was lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $73.44 per share, the market price on that date. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $2.346 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The warrant was exercisable for a period of two years at an exercise price of $171.306, subject to certain anti-dilution adjustments. The warrant expired in February 2002. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock (see Note 2). The preferred shareholders converted 1,799 shares of preferred stock to 903,866 shares of common stock during the year ended June 30, 2002. The preferred shareholders are precluded from converting any additional shares into common stock pursuant to the current conditions of the agreement of February 24, 2000 (see Note 20).

On February 19, 2002, the Company entered into standstill agreements, as amended, with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company is also reviewing other options, including replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to obtain funds to attempt to repurchase the Series E preferred stock at a discount. Under the terms of the standstill agreements, and subject to the conditions specified therein, each preferred shareholder had agreed that it would not acquire, hedge (short), proxy, tender, sell, transfer or take any action with regard to its holdings during the standstill period, which was extended until August 15, 2002. Since the Company did not obtain refinancing or an alternative investor by August 15, 2002, the Company was obligated under such agreement to seek stockholder approval to convert the preferred stock to common stock, by October 2, 2002, based upon the 19.99% NASDAQ stock issuance limitations and the terms of the preferred stock itself due to the change in conversion price and increase in the number of exercisable shares. In the event the stockholders of the

Company do not approve the conversion of the additional shares by October 2, 2002, the Company may be required to redeem the Series E preferred stock (see
Note 20). The Company's commitments as a result of the standstill agreements included a partial redemption of 5,000 of the Series E preferred shares for $5,000,000, thereby reducing the number of Series E preferred shares to 23,201 at June 30, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5,000,000, less the carrying value of the preferred shares, including the beneficial conversion feature previously recorded to equity on the balance sheet, resulted in a deemed dividend of $412,634 which was recorded to additional paid-in capital and included in the calculation of net loss attributable to common stockholders for the year ended June 30, 2002.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). If the Company cannot meet compliance under the Nasdaq rules by December 24, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(2)(a). If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise the securities may be delisted(see Note 20). An event of default under the Series E preferred stock includes failing to maintain the listing of the Company's common stock on Nasdaq or other such similar exchange. Such default would trigger a mandatory redemption in cash under the terms of the Series E preferred stock agreement. The Company does not have sufficient cash to satisfy such redemption.

On December 24, 1997, the Company and General Electric Capital Corporation ("GE Capital") entered into a stock purchase agreement (the "Purchase Agreement") providing for the purchase by GE Capital of (i) 50,000 shares of Series D redeemable convertible preferred stock, par value $0.01 per share, (the "Convertible Preferred Stock"), and (ii) a warrant to purchase up to 1,778,334 shares of common stock (the "Original Warrant"), all for an aggregate purchase price of $15,000,000. The Convertible Preferred Stock was convertible into shares of common stock at a conversion rate, subject to anti-dilution adjustments. The Original Warrant is subject to reduction or cancellation based on the Company's meeting certain financial goals set forth in the Original Warrant or upon the occurrence of a qualified secondary offering within a certain time period, as defined.

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

On April 21, 1999, the Company exercised its right to convert all 50,000 shares of GE Capital's Series D redeemable convertible preferred stock into approximately 800,000 shares of common stock. In conjunction with the conversion, all preferred shareholder rights, including quarterly dividends, financial covenants, acquisition approvals and board seats, were cancelled effective immediately.

In May 1999, the Original Warrant was amended in connection with the issuance of a promissory note. Upon an occurrence of a Qualified Secondary Offering, as defined in the agreement, the Original Warrant was fixed at 33,334 shares with an exercise price of $.01 per share. The amendment changed the amount and exercise price per share to 50,000 shares with an exercise price of one-third of the offering price in a Qualified Secondary Offering. In August 1999, the warrant was amended a second time to amend the definition of a Qualified Secondary Offering to include a Qualified Private Placement, as defined, and to change the time frame for the completion of a Qualified Secondary Offering or Private Placement from December 31, 1999 to on or after December 20, 1999 through April 30, 2000. The Company has not completed a Qualified Secondary Offering or Private Placement during the specified period, accordingly the Original Warrant remains exercisable for up to 1,778,334 shares subject to reduction or cancellation based on the Company's meeting certain financial goals for fiscal year 2001. The Company did not meet certain financial goals for the fiscal year ended June 30, 2001 as set forth in the warrant. Accordingly, the warrant in the amount of 1,778,334 shares with an exercise price of $.06 was issued in October 2001.

13.   COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock: In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 250,000 restricted shares of common stock, plus a two-year warrant for 66,667 shares priced at $18.00 per share. The warrants are exercisable over a two year period. The warrants were valued at $.9 million as determined by the Black-Scholes option pricing model and were recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, to equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, MKTG will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance is $.8 million as of June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the Strategic Partnership Agreement and requesting payment of the remaining $.8 million, which has been categorized as a liability at June 30, 2002. The Company is having discussions with Firstream regarding the remaining liability.

Related to the issuance of Firstream common shares, a warrant was issued to purchase 50,000 common shares for broker fee compensation. The warrant is exercisable over a two year period. The warrant was valued at $.3 million as determined by the Black-Scholes option pricing model.

During the year ended June 30, 2001, the Company exchanged 328,334 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001.

In March 2001, the Company entered into a settlement agreement with an employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company. The complaint sought compensatory and punitive damages of $10,000,000 in connection with the individual's employment at MFI. The Company admitted no liability. The total cost of the settlement was $1,297,970 which included cash payments aggregating $225,000, foregiveness of a note receivable over eight years and related interest of $931,787 and the issuance of 16,667 shares of unregistered MKTG common shares valued at $141,183.

In October 2000, the Company amended the earn-out provision of the purchase agreement of Stevens Knox and Associates, Inc. In October 2000, the Company issued 22,046 of unregistered MKTG common shares valued at $250,096 and in February 2002 the Company issued 125,914 of unregistered MKTG common shares valued at $300,000. The $550,096 earn-out settlement was considered an addition to the purchase price and goodwill in the year ended June 30, 2001.

In September 1999, the Company completed a private placement of 521,765 shares of common stock for proceeds of approximately $30.5 million, net of approximately $2.3 million of placement fees and expenses. The shares have certain registration rights. The proceeds of the private placement were used in connection with the Company's Internet investments, to repay certain short-term debt and for working capital purposes. The shares were registered on October 29, 1999.

Stock Options: The Company maintains a non-qualified stock option plan (the "1991 Plan") for key employees, officers, directors and consultants to purchase 525,000 shares of common stock. The Company also maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to an additional 500,000 shares of common stock under qualified and non-qualified stock options. Both plans are administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2002:
                                          Number                 Option Price
                                         of Shares                 Per Share
                                         ---------               ------------

  Outstanding at June 30, 1999            260,065

  Granted                                       -
  Exercised                               (39,214)            $12.00 to $30.00
  Cancelled                                (2,914)            $12.00 to $18.66
                                        ----------
  Outstanding at June 30, 2000            217,937
                                          =======
  Granted                                       -
  Exercised                                  (750)            $15.00 to $18.66
  Cancelled                               (31,406)            $12.00 to $31.14
                                          --------
  Outstanding at June 30, 2001            185,781
                                          =======
  Granted                                       -
  Exercised                                     -
  Cancelled                               (23,913)            $12.00 to $30.00
                                          --------
  Outstanding at June 30, 2002            161,868
                                          =======

The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2002:
                                            Number                 Option Price
                                          of Shares                  Per Share
                                          ---------                ------------

  Outstanding at June 30, 1999             31,761
  Granted                                 388,818              $9.24 to $90.75
  Exercised                                     -
  Cancelled                                     -
                                          --------
  Outstanding at June 30, 2000            420,579
                                          =======
  Granted                                  39,167            $21.378 to $26.625
  Exercised                                   (40)                  $9.24
  Cancelled                               (28,810)            $9.24 to $90.378
                                          --------
  Outstanding at June 30, 2001            430,896
                                          =======

  Granted                                       -
  Exercised                                     -
  Cancelled                              (158,278)             $9.24 to $90.75
                                          --------
  Outstanding at June 30, 2002            272,618
                                          =======


During Fiscal 1999, 66,667 stock options were granted with a below market exercise price on the date of employment to a then executive of the Company. 22,167 options vested immediately and the balance ratably over the next two years. The aggregate difference of $1,232,000 between the exercise price and the market price on the date of grant has been recorded as deferred compensation and included in stockholders' equity. The deferred compensation was being amortized into compensation expense over the vesting period of the options. In March 2000, in connection with a severance agreement, all options became fully vested and the balance of deferred compensation was expensed. The Company recognized compensation expense of approximately $444,000 in 1999. Approximately $788,000 was recognized as compensation expense and included in loss from discontinued operations for the year ended June 30, 2000.

In addition to the 1991 and 1999 Plans, the Company has option agreements with current and former officers and employees of the Company. The following summarizes transactions for the three years ended June 30, 2002:

                                               Number          Option Price
                                              of Shares          Per Share
                                              ---------        ------------

  Outstanding at June 30, 1999                 233,340
  Granted                                       62,500            $26.625
  Exercised                                    (40,000)           $31.02
  Cancelled                                          -
                                               -------
  Outstanding at June 30, 2000                 255,840
                                               =======
  Granted                                      166,667       $26.625 to $27.00
  Exercised                                          -
  Cancelled                                    (41,667)           $105.75
                                               --------
  Outstanding at June 30, 2001                 330,840
                                               =======
  Granted                                            -
  Exercised                                          -
  Cancelled                                    (37,501)           $26.625
                                               --------
  Outstanding at June 30, 2002                 293,339
                                               =======


As of June 30, 2002, 661,518 options are exercisable. The weighted average exercise price of all outstanding options is $25.97 and the weighted average remaining contractual life is 4.89 years. The weighted average grant date fair value of all outstanding options is $22.60. At June 30, 2002, 277,755 options were available for grant.

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:

                                                                       Years ended June 30,
                                                      ---------------------------------------------------------
                                                       2002                   2001                2000
                                                       ----                   ----                ----
Loss from continuing
  operations                   as reported            $(60,824,298)          $(67,090,567)      $(41,130,223)
                               pro forma              $(65,545,317)          $(75,750,739)      $(46,731,147)
Net loss attributable to
  common stockholders          as reported            $(66,095,771)          $(66,492,466)      $(75,673,203)
                               pro forma              $(70,816,790)          $(75,152,638)      $(81,274,127)

Earnings per share             as reported            $   (10.81)            $   (12.49)        $   (17.08)
                               pro forma              $   (11.58)            $   (14.13)        $   (18.34)

Pro forma net loss reflects only options granted in fiscal 1996 through 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions used for grants in fiscal years ended June 30, 2002, 2001 and 2000 are as follows:

                                2002              2001                 2000
                                ----              ----                 ----

Risk -free interest rate    5.9% to 6.2%      5.9% to 6.2%         4.5% to 6.0%
Expected option life        Vesting life+     Vesting life+        Vesting life+
                              two years         two years            two years
Dividend yield                  None             None                  None
Volatility                      103%             103%                   90%

As of June 30, 2002, the Company has 1,947,758 warrants outstanding to purchase shares of common stock at prices ranging from $0.06 to $171.31. All outstanding warrants are currently exercisable.


14.   INCOME TAXES:                                        As of June 30,
                                                           --------------
                                                      2002           2001
                                                      ----           ----
  Deferred tax assets:
       Net operating loss carryforwards:
           Continuing operations                    $48,645,647   $40,041,097
       Abandoned lease reserves                       3,012,350             -
       Compensation on option grants                  1,232,941     1,370,754
       Amortization of intangibles                   10,104,829             -
       Realized/unrealized loss on investments                -    14,897,079
       Other                                            272,468             -
                                                  -------------  ------------

           Total assets                              63,268,235    56,308,930

  Deferred tax liabilities:
       Amortization of intangible assets                      -    (1,730,901)
       Other                                                  -    (2,673,495)
                                                  -------------    -----------
           Total liabilities                                  -    (4,404,396)
                                                  -------------    -----------
  Net deferred tax assets                            63,268,235    51,904,534
  Valuation allowance                               (63,268,235)  (51,904,534)
                                                    ------------  ------------
  Net deferred tax assets                        $            -     $        -
                                                  ==============   ===========

The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally comprised of the valuation allowance and other permanent disallowable items.

The Company has a U.S. federal net operating loss carry forward of approximately $139,000,000 available which expires from 2011 through 2021. Of these net operating loss carry forwards approximately $61,400,000 is the result of deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carry forwards would result in a credit to equity. These loss carry forwards are subject to annual limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets.


15.   EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:

Certain subsidiaries sponsor tax deferred retirement savings plans ("401(k) plans") which permit eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. Matching contributions charged to expense were $240,432, $535,757 and $274,951 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Certain subsidiaries also provided for discretionary Company contributions. Discretionary contributions charged to expense for the fiscal years end June 30, 2001 and 2000 were $27,590 and $64,024, respectively.


16.   DISCONTINUED OPERATIONS:

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

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. The estimated losses associated with WiredEmpire were approximately $34.5 million. These losses for WiredEmpire included approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal which included approximately $2.0 million in losses from operations from the measurement date through the estimated date of disposal. It also included provisions for vested compensation expense of $2.0 million, write down of assets to net realizable value of $8.8 million, lease termination costs of $1.9 million, employee severance and benefits of $1.8 million and other contractual commitments of $.5 million. As of June 30, 2002, approximately $1.7 million remains accrued representing payments expected to be made related to legal and lease obligations.

The assets and liabilities of WiredEmpire have been separately classified on the consolidated balance sheets as "Net current liabilities of discontinued operations." A summary of these liabilities at June 30, 2002 and 2001 were as follows:

                                                        2002            2001
                                                        ----            ----

Current assets                                               -               -
Current liabilities                                  $(1,714,406)  $(2,396,171)
                                                    -------------  ------------

Net current liabilities of discontinued operations   $(1,714,406)  $(2,396,171)
                                                     ============  ============
Minority interest in subsidiary, preferred stock     $  (280,946)     (280,946)
                                                     ============  ============

In September 2000 the Company offered to exchange the preferred shares for MKTG common shares. During the fiscal year end June 30, 2001, the Company exchanged 328,334 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2002, 48,000 shares of WiredEmpire preferred stock have not been exchanged.

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


17.   SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2002:
     o The Company issued 125,914 of unregistered MKTG common shares in February 2002 valued at $300,000 in settlement of an earn-out provision for the acquisition of Stevens Knox and Associates, Inc. entered into in the previous fiscal year.
     o The preferred shareholders converted 1,799 shares of preferred stock to 903,866 shares of common stock during the year ended June 30, 2002.

For the year ended June 30, 2001:

     o The Company received $860,762 of uncollateralized financing to acquire additional capitalized software. The notes bear interest at 9.5% per annum and are payable in monthly installments over 36 months with maturity dates ranging from September 30, 2003 and December 30, 2003.
     o The Company exchanged 328,334 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations.
     o The Company issued 22,046 of unregistered MKTG common shares in October 2000 valued at $250,096 in settlement of an earn-out provision for the acquisition of Stevens Knox and Associates, Inc.
     o The Company issued 16,667 unregistered MKTG common shares in March 2001 valued at $141,183 in settlement of a complaint in connection with an employee of MFI.

For the year ended June 30, 2000:

   o Capital lease obligations of $708,510 were incurred for the leasing of certain equipment.

   o The Company sold its 15% minority interest in Metro Fulfillment, Inc. for a Note Receivable in the amount of $222,353.

   o In addition, there were certain non-cash transactions related to the acquisitions of Grizzard, Coolidge and the investment in Fusion Networks, Inc. (See Notes 3 and 4).

Supplemental disclosures of cash flow data:
-------------------------------------------
                                              2002          2001        2000
                                              ----          ----        ----
    Cash paid during the year for:
        Interest                            $588,683   $6,256,346   $1,510,937
        Financing charge                    $      -     $128,133      $90,741
        Income tax paid                      $67,824      $75,261      $48,429

Supplemental  schedule of non-cash investing and financing  activities
----------------------------------------------------------------------
o    Details of businesses acquired in purchase transactions:

                                                                     2000
                                                                     ----
         Working capital deficit, other than cash acquired       $ 11,627,717
         Fair value of other assets acquired                     $117,702,990
         Liabilities assumed or incurred                         $ 30,303,214
         Fair value of stock issued for acquisitions             $ 48,837,375

         Cash paid for acquisitions
             (including related expenses)                        $ 50,770,586
         Cash acquired                                           $    580,468
                                                                 ------------
         Net cash paid for acquisitions                          $ 50,190,118

 18.   SEGMENT INFORMATION:

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

Supplemental disclosure of revenues by product:

                                         2002            2001         2000
                                         ----            ----         ----
List sales and services             $  8,082,483    $ 14,042,986   $12,935,003
Database marketing                    10,935,112      13,535,405    13,076,455
Telemarketing/telefundraising         16,027,212      16,905,623    15,204,985
Marketing communication services       2,831,004      80,678,673    19,399,802
Website development and design         1,029,705       2,445,241     1,720,076
Other                                     66,593         114,761       151,613
                                  --------------  -------------- -------------
Consolidated total                   $38,972,109    $127,722,689   $62,487,934
                                     ===========    ============   ===========

The marketing communication services product line was included in the sale of Grizzard (see Note 19).


19.   SALE OF GRIZZARD

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 in cash, net of a working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded an extraordinary loss of approximately $4.7 million in the fiscal year ended June 30, 2002 as a result of the early extinguishments of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million. The purchase price was determined through arms-length negotiations between the purchaser and MKTG.

At June 30, 2001, the assets and liabilities of Grizzard have been classified as net assets held for sale in the amount of $80.9 million. In the year ended June 30, 2001, the Company recognized a loss on assets held for sale in the amount of $36.7 million representing a write-down of the amount of assets held for sale to net realizable value. The Company recorded a gain on sale of $1.7 million in the year ended June 30, 2002. Grizzard's revenues included in the Company's statement of operations for the fiscal years ended June 30, 2002, 2001 and 2000 were $2.8 million, $82.8 million and $19.6 million, respectively. Grizzard's net loss included in the Company's statement of operations for the fiscal years ended June 30, 2002, 2001 and 2000 were $8.5 million, $41.0 million and $3.8 million, respectively.

The major components of net assets held for sale at June 30, 2001 were as follows:

  Intangible assets, net                                       $57,200,067
  Property, plant and equipment, net                            13,977,943
  Accounts receivable, net                                      12,572,136
  Inventory                                                      3,941,011
  Other current assets                                           2,652,142
  Other asset and liabilities, net                                 721,432
  Accounts payable                                              (2,944,515)
  Accrued expenses and other liabilities                        (7,237,944)
                                                                ----------
                                                               $80,882,272
                                                               ===========

                                  Supplemental
                                                  Pro forma information
                                               For the years ended June 30,
                                                        Unaudited
                                                        ---------

                                               2002                2001
                                               ----                ----
   Revenues                                  $36,141,000        $44,932,000
   Loss from continuing
        operations                          $(59,023,000)      $(25,244,000)
   Net loss per common share
      continuing operations,
      basic and diluted                       $(9.65)              $(4.75)
                                              =======              =======

The unaudited pro forma information is provided for informational purposes only and assumes that Grizzard was sold as of the beginning of fiscal year 2001. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.


20.   SUBSEQUENT EVENTS

On October 2, 2002, the common stockholders approved the right of the Series E preferred shareholders to convert their preferred stock to common stock. Subsequently, the preferred shareholders converted 951.44 shares of Series E preferred stock to 508,829 shares of common stock (see Note 12). The redemption value of preferred stock at October 15, 2002 including interest and penalties is $35,308,982.

In connection with the notification received from Nasdaq(see Note 12), the Company has explored and is continuing to explore alternatives to remain listed on Nasdaq. The Company believes it has sufficient alternatives and will execute on any one or more of these alternatives to remain listed. The Company believes a potential delisting is not probable.

The Company has received waivers from its lender for certain subsidiaries which were in violation of certain working capital and net worth covenants of their credit agreements as of June 30, 2002. In consideration for the waivers, the Company repaid approximately $.8 million balance of one credit facility and agreed with the lender to cease future advances of this facility. Based on this repayment, the availability under the two remaining credit facilities is approximately $.9 million (see Note 7).

                                                                    Schedule II


                               MKTG Services, Inc.
                        Valuation and Qualifying Accounts
                For the Years Ended June 30, 2002, 2001, and 2000

------------------------------------------------------------------------------------------------------------------------
         Column A          Column B                    Column C                Column D          Column E
------------------------------------------------------------------------------------------------------------------------
                                                      Additions
                                           -------------------------------
                          Balance at         Charged To      Charged To
        Description        Beginning          Costs And         Other         Deductions-       Balance At
                           Of Period          Expenses         Accounts-       Describe(1)     End Of Period
                                                               Describe
--------------------------------------------------------------------------------------------------------------------------------

       Allowance for doubtful accounts

       Fiscal 2002         $2,423,610         $1,268,692     $2,325,816(2)    $1,609,133         $4,408,985

       Fiscal 2001         $2,287,857         $1,802,727               -      $1,666,974(3)      $2,423,610

       Fiscal 2000           $551,043           $427,578     $1,642,442(4)      $333,206         $2,287,857













________________________________________________
(1) Represents accounts written off during the period.
(2) Represents increase to allowance for doubtful account reserve for the gross portion of the receivable. Only reserve for net commissions earned are charged to costs and expenses. The reserve is offset by a corresponding decrease to accounts payable.
(3) Includes accounts written-off during the period and the ending account balance for Grizzard of $243,000 which is included in assets held for sale.
(4) Represents allowance for doubtful account balance on the opening balance sheets for acquisitions made during the year.

                                                                    Exhibit 3.11


                            CERTIFICATE OF AMENDMENT

                                       OF

                 RESTATED AND AMENDED ARTICLES OF INCORPORATION


Marketing Services Group, Inc., a corporation organized under the laws of the State of Nevada, by its Chief Executive Officer and assistant secretary does hereby certify:

1. That the board of directors of said corporation at a meeting duly convened and held on the 7th day of December, 2001, passed a resolution declaring that the following change and amendment in the articles of incorporation is advisable.

RESOLVED that article first of said articles of incorporation be amended to read as follows:

          "The name of the corporation shall be MKTG Services, Inc."

2. That the number of shares of the corporation outstanding and entitled to vote on an amendment to the article of incorporation is 5,620,603; that said change and amendment has been consented to and authorized by the written consent of stockholders holding at least a majority of each class of stock outstanding and entitled to vote thereon.



IN WITNESS WHEREOF, the said Marketing Services Group, Inc. has caused this certificate to be signed by its Chief Executive Officer and Assistant Secretary and its corporate seal to be hereto affixed this 18th day of March, 2002.

                                           ------------------------


                                           By: /S/ J.Jeremy Barbera
                                           ------------------------
                                                     Jeremy Barbera
                                            Chief Executive Officer

                                           By: /S/    Cindy H. Hill
                                           ------------------------
                                                      Cindy H. Hill
                                                Assistant Secretary

                                                                      Exhibit 21

 SUBSIDIARIES OF THE REGISTRANT

                                                                State of
                                                              Incorporation
                                                              -------------
     Alliance Media Corporation                                 Delaware
     MKTG Services - New York, Inc.                             New York
     MKTG TeleServices, Inc.                                    California
     MKTG Services - Philly, Inc.                               New York
     MKTG Services - Boston, Inc.                               Delaware
     Pegaus Internet, Inc.                                      New York
     WireEmpire, Inc.                                           Deleware

                                                                     Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
MKTG Services, Inc.

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822 and No. 333-89973) and
Forms S-8 (No. 333-94603 and No. 333-82541) of MKTG Services, Inc. and Subsidiaries, of our report dated September 26, 2002, except for Note 20 for which the date is October 15, 2002, relating to the consolidated financial statements and financial statement schedule which appears in this Annual Report on Form 10-K.
                                                /s/ PricewaterhouseCoopers LLP

New York, New York
October 15, 2002

                                                                      Exhibit 24



                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of MKTG Services, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cindy H. Hill, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                             /s/ Cindy H. Hill
                             -----------------
                             Cindy H. Hill
                             Chief Accounting Officer

                             October 15, 2002


In connection with the Annual Report of MKTG Services, Inc. (the "Company") on Form 10-K for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                             /s/ J. Jeremy Barbera
                             ---------------------
                             J. Jeremy Barbera
                             Chairman of the Board and Chief Executive Officer

                             October 15, 2002