Form 10-K/A
MKTG SERVICES INC
filed 2002-10-28
CIK 14280

12

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

                               MKTG SERVICES, INC.
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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X]  No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
The issuer's revenues for its fiscal year ended June 30, 2002 $38,972,109.
As of October 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,025,998.
As of October 25, 2001, there were 7,223,632 shares of the Registrant's common stock outstanding.

Introduction
------------
On October 15, 2002, MKTG Services, Inc. ("MKTG" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2002 (the "2002 Form 10-K"). The information called for by items 10, 11, 12 and 13 of Part III of Form 10-K was not included in the body of the 2002 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within the 120-day period. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2002 Form 10-K by deleting therefrom the caption and first paragraph and substituting therefore the following replacements for Items 10, 11, 12 and 13.

Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------
The Company's executive officers and directors and their positions with MKTG are as follows:
Name                          Age         Position
---------------------------   ---         --------------------------------------
Alan I. Annex                  40         Director and Secretary
J. Jeremy Barbera              45         Chairman of the Board of Directors and
                                          Chief Executive Officer
Cindy H. Hill                  33         Chief Accounting Officer
John T. Gerlach                70         Director
Seymour Jones                  71         Director
C. Anthony Wainwright          69         Director

Mr. Annex has been a Director and Secretary of the Company since May 1997. Mr. Annex is a member of the M&A Committee of the Board of Directors. Mr. Annex has been a partner in the law firm of Greenberg Traurig, LLP since August 2000, where he practices corporate and securities law. Greenberg Traurig is the Company's legal counsel. Prior thereto, he was a partner in the law firm Camhy Karlinsky & Stein LLP from July 1995 to July 2000. From July 1994 to June 1995, Mr. Annex was Counsel to said firm. Prior thereto he was associated with Proskauer Rose, LLP.

Mr. Barbera has been Chairman of the Board and Chief Executive since April 1997, and served as a Director and officer since October 1996 when they acquired MKTG Services- New York, Inc. in an exchange of stock. He founded MKTG Services- New York in 1987, which was twice named to the Inc. 500 list of the fastest growing private companies in America. Prior to founding MKTG Services- New York, Mr. Barbera held various management positions at Lincoln Center for the Performing Arts as well as scientific research positions at NASA/Goddard Space Flight Center yielding 20 years of experience in the areas of entertainment marketing and database management services. Mr. Barbera is a Physicist educated at New York University, and graduated from the MIT Enterprise Forum at the Sloan School of Management.

Ms. Hill has been Chief Accounting Officer of the Company since January 2000, prior thereto she was Chief Financial Officer of the Company from June 1998 to December 1999, and Corporate Controller of the Company from January to May 1998. Prior thereto, she was a manager in the business assurance division of Coopers& Lybrand, LLP, where she was employed for the previous six years. Ms. Hill is a Certified Public Accountant.

Mr. Gerlach has been a Director of the Company since December 1997. Mr. Gerlach is the chairman of the M&A Committee and the chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors. He is presently Senior Executive Professor of the graduate business program and an associate professor of finance at Sacred Heart University in Fairfield, CT.

Previously, Mr. Gerlach was a Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects; he was President and Chief Operating Officer of Horn & Hardart, supervising restaurant and mail order subsidiaries, including Hanover Direct; and he was the Founder and President of Consumer Growth Capital, a venture capital firm. Mr. Gerlach also serves as a director for Uno Restaurant Co.; SAFE Inc.; and the Board of Regents at St. John's University in Collegeville, MN.

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

Mr. Wainwright has been a Director of the Company since May 1991. Mr. Wainwright is the chairman of the Compensation Committee of the Board of Directors. Mr. Wainwright is currently Vice Chairman of the advertising agency McKinney & Silver and was Chairman of the advertising firm Harris Drury Cohen, Inc., from 1995 to 1997. From 1994 to 1995, he served as a Chairman with Cordient PLC's Compton Partners, a unit of the advertising firm Saatchi & Saatchi World Advertising, and, from 1989 to 1994, as Chairman and Chief Executive Officer of Campbell Mithun Esty, a unit of Saatchi & Saatchi in New York. Mr. Wainwright also serves as a director of Audio Visual Service Corp., American Woodmark and, Danka P.L.C.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2002, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2002.


Item 11 - Executive Compensation:
---------------------------------
The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2002 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                   Fiscal                                                       Securities
                                    Year                                          Other         Underlying
                                    Ended         Annual        Annual           Annual          Options/
Name and Principal                June 30,      Salary ($)       Bonus        Compensation       SARs (#)
------------------                --------      ----------       -----        ------------       --------

Position
--------
J. Jeremy Barbera (1)               2002         487,308 (1)    250,000 (2)         -                  -
   Chairman of the                  2001         456,642 (3)       -                -                  -
   Board and CEO                    2000         356,730           -                -              137,500


Cindy Hill                          2002         194,923        75,000 (4)          -                  -
  Chief Accounting                  2001         200,000           -                -                  -
  Officer                           2000         135,336           -                -               16,667

Thomas Smith                        2002         237,981 (5)       -                -                  -
  Former Chief Operating            2001         195,519           -                -                  -
  Officer                           2000          79,773           -                -                4,167

David Greenspan                     2002         231,250 (6)       -             115,000               -
  Former Chief Operating            2001         250,000           -                -               33,334
  Officer                           2000          42,308           -                -                  -

----------

(1)In March 2002, Mr. Barbera agreed to reduce his annual salary from $500,000 to $450,000 until further notice. In addition,the Company entered into certain transactions with Mr. Barbera. See Section "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(2)In connection with the successful sale of the Company's Grizzard Communications subsidiary, Mr. Barbera was awarded a bonus in the amount of $250,000.
(3)The annual salary for Mr. Barbera commencing January 1, 2000 was raised from $350,000 to $500,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000.
(4)In connection with the successful sale of the Company's Grizzard Communications Subsidiary, Ms. Hill was awarded a bonus in the amount of $75,000.
(5)In March 2002, Mr. Smith agreed to reduce his annual salary from $250,000 to $225,000. Effective July 2002, Mr. Smith's employment contract was amended and he is no longer the Chief Operating Officer of the Company.
(6)In March 2002, Mr. Greenspan agreed to reduce his annual salary from $250,000 to $225,000. In May 2002, Mr. Greenspan resigned his employment with the Company. In connection with the resignation, the Company has agreed to pay severance in the amount of $115,000 to be paid through November 2002.

STOCK OPTION GRANTS

No options were granted to executive officers or any other employees during Fiscal Year ended June 30, 2002.


AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2002.


                                                            Number of Securities           Value of unexercised
                                                           Underlying Unexercised          In-the-Money Options/
                          Number of                        Options/SARs at Fiscal           SARs at Fiscal Year
                         Securities          Value              Year End (#)                    End ($)(1)
                        Exercised (#)    Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable

J. Jeremy Barbera            -                -                269,792/34,375                       0/0
Cindy Hill                   -                -                 23,334/0                            0/0
Thomas Smith                 -                -                  3,807/360                          0/0
David Greenspan              -                -                 22,234/0                            0/0
-----------

(1) Fair market value of $0.65 share at June 30, 2002 was used to determine the value of in-the-money options.


COMPENSATION OF DIRECTORS

Beginning in March 2002, directors who are not employees of the Company receive an annual retainer fee of $15,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Prior thereto, directors who were not employees of the Company received an annual retainer fee of $25,000. Fees for attending meetings and committee meetings remained the same. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. Mr. Annex has indicated that since his firm acts as counsel to the Company he would waive that described cash and stock retainer. The Directors agreed to waive the annual option grant for the fiscal year ended June 30, 2001 and 2002.




EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN
CONTROL ARRANGEMENTS

The Company has entered into employment agreements with each of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of MKTG by the Board, effective March 31, 1997. Mr. Barbera had previously served as President and CEO of MKTG Services- New York, Inc. Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. In March 2002, Mr. Barbera agreed to decrease his annual salary to $450,000 until further notice. Mr. Barbera has forgone his increase in his salary from January 1, 2000 through December 31, 2000. On May 27, 1997, Mr. Barbera was granted options to acquire 166,667 shares of Common Stock of the Company; 55,556 exercisable at $15.75 per share, 55,556 exercisable at $18.00 per share and 55,556 exercisable at $21.00 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 137,500 shares of Common Stock of the Company at $26.625 per share; 68,750 exercisable on December 31, 2000; 34,375 exercisable on December 31, 2001 and 2002. If Mr. Barbera is terminated without cause (as defined in the agreement), then MKTG shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

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

Ms. Hill entered into an employment agreement effective January 1, 2000, providing for employment as Chief Accounting Officer of the Company. The agreement provided for a two year term expiring on December 31, 2001 (the "Employment Term"). The base salary during the Employment Term was $200,000 for the first year and not less than $200,000 for the second year. Ms. Hill was eligible to receive raises and bonuses based upon the achievement of earnings and other targeted criteria if and as determined by the Compensation Committee of the Board of Directors. The agreement also provided for the granting to Ms. Hill of options to acquire Common Stock if and as determined by the Compensation Committee. If Ms. Hill was terminated without cause (as defined in the agreement), then MKTG shall pay her a lump sum payment equal to two times the then base rate.

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

Ms. Hill's employment agreement was not renewed as of December 31, 2001 and is currently an employee at will.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are C. Anthony Wainwright, and John Gerlach. Mr.Wainwright is Chairman of the Committee.There were no compensation interlocks.

Mr. Gerlach and Mr. Wainwright served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2002. None of such persons is an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.


Item 12 - Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                  Number of securities                                 Number of Securities
                                    to be issued upon          Weighted-average         remaining available
                                      exercise of             exercise price of        for future issuances
                                  outstanding options,       outstanding options,          under equity
Plan Category                      warrants and rights        warrants and rights       compensation plans
-------------                      -------------------        -------------------       ------------------
Equity compensation plans
approved by security holders
       1999 Stock Option Plan            272,618                    $34.21                    253,842

Equity compensation plans not
approved by security holders
       1991 Stock Option Plan (1)        161,868                    $18.67                    23,913
       Warrants (2)                    1,947,758                    $ 0.85                       -
       Executive Options (3)             293,339                    $22.35                       -


---------------------
(1) MKTG maintains a non-qualified stock option plan for key employees, officers, directors and consultants. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.
(2) Periodically the Company has issued warrants in connection with various transactions and services provided. All outstanding warrants are currently exercisable.
(3) The Company has option agreements with current and former officers and employees of the Company whereby certain options have been granted.


The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2002 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.


                                                                  Amount and Nature of
                                                                      Common Stock
                                                                  --------------------
                                                                   Beneficially Owned
Name and Address of Beneficial Holder (1)                          Number      Percent
-----------------------------------------                          ------      -------
Directors and Named Executive Officers:
J. Jeremy Barbera(2)...........................................  1,019,792      13.73%
Cindy Hill(3)..................................................     24,168           *
Alan I. Annex(4)...............................................     22,606           *
Seymour Jones(5)...............................................     31,365           *
C. Anthony Wainwright(6).......................................     23,723           *
John Gerlach(7)................................................     29,252           *

All Directors and Executive Officers as a group (8 persons)....  1,150,906      15.55%

5% Stockholders:
GE Capital Corporation(8)......................................  2,496,871      27.94%

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

(2) Includes 269,792 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 2002.

(3) Includes 23,334 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 2002.

(4) Includes 13,835 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 2002.

(5) Includes 11,001 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 2002.

(6) Includes 10,835 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 2002.

(7) Includes 17,002 beneficially owned shares of Common Stock issuable upon the exercise of options which are currently exercisable or are exercisable within 60 days of September 30, 2002.

(8) Includes 1,778,334 beneficially owned shares of Common Stock issuable upon the exercise of warrants which are currently exercisable or are exercisable with 60 days of September 30, 2002. The address for the 5% Stockholder is as follows: 120 Long Ridge Road, Stamford, Connecticut 06927.


Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------
Transactions with Mr. Barbera: During the year ended June 30, 2002, the Company advanced $1,000,000 pursuant to a promissory note receivable to Mr. Barbera due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of Mr. Barbera and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $36,488 for the year ended June 30, 2002. The note was entered into as an inducement to the continued employment of Mr. Barbera and to provide additional security in the event of a change in control. Accordingly, the note will be forgiven in the event of a change in control.

During the year end June 30, 2001, the Company entered into a promissory note agreement with Mr. Barbera for up to $1,000,000, due and payable at maturity, January 1, 2002. The promissory note bore interest at 15% per annum and included certain prepayment penalties. During the year ended June 30, 2001, the Company received advances of $900,000 and made repayments of $650,000. As of June 30, 2001, there was approximately $250,000 of principal outstanding and $150,000 of accrued interest and penalties. In August 2001, the entire principal and accrued interest was paid. The amount of interest and penalties paid by the Company to Mr. Barbera was equal to his cost of funds and no personal profit was derived therefrom.

Transactions with Mr. Annex: Mr. Annex, Secretary and a Director of the Company, is a partner in the law firm of Greenberg Traurig LLP, which provides legal services to the Company. The Company incurred expenses aggregating approximately $921,000 during fiscal 2001. Mr. Annex has informed the Company that such fees did not represent more than 5% of such firm's revenues for its fiscal years ending during such periods. The Company believes that the fees for services provided by the law firm were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

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

                                    MARKETING SERVICES GROUP, INC.

                                    By:     /s/ Jeremy Barbera
                                            ------------------------------------
                                            Name     :   J. Jeremy Barbera
                                            Title    :   Chief Executive Officer


                                    By:     /s/ Cindy H. Hill
                                            ------------------------------------
                                            Name     :        Cindy H. Hill
                                            Title : Chief Accounting Officer

Date:  October 28, 2002


CERTIFICATIONS

I, Cindy H. Hill, certify that:

1. I have reviewed the annual report on this Form 10-K/A of MKTG Services, Inc.;

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


                              /s/ Cindy H. Hill
                              ------------------
                              Cindy H. Hill
                              Chief Accounting Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-K/A have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.



I, J. Jeremy Barbera, certify that:

1. I have reviewed the annual report on this Form 10-K/A of MKTG Services, Inc.;

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


                              /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer

EXPLANATORY NOTE REGARDING CERTIFICATION: Representations 4, 5 and 6 of the Certification as set forth in Form 10-K/A have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Annual Report on Form 10-K covers a period ending before the Effective Date of Rules 13a-14 and 15d-14.

                                                                      Exhibit 24



                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of MKTG Services, Inc. (the "Company") on Form 10-K and as amended on Form 10-K/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cindy H. Hill, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                               /s/ Cindy H. Hill
                               -----------------
                               Cindy H. Hill
                               Chief Accounting Officer

                               October 28, 2002


In connection with the Annual Report of MKTG Services, Inc. (the "Company") on Form 10-K and as amended on Form 10-K/A for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

                               October 28, 2002