Form 10-Q
period 2002-11-14
MKTG SERVICES INC
filed 2002-11-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from________ to_______

                         Commission file number 0-16730

                               MKTG SERVICES, INC.
                               -------------------
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

As of November 8, 2002 there were 7,223,632 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2002



PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

 Item 1  Interim Condensed Consolidated Financial Statements
         (unaudited)

         Condensed Consolidated Balance Sheets as of
         September 30, 2002 and June 30, 2002 (unaudited)                     3

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2002 and 2001 (unaudited)           4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended September 30, 2002 and 2001 (unaudited)                 5

         Notes to Condensed Consolidated Financial Statements (unaudited)   6-13

 Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               14-21

 Item 3  Quantitative and Qualitative Disclosure About Market Risk           22

 Item 4  Controls and Procedures                                             23

PART II- OTHER INFORMATION

 Item 6  Exhibits and Reports on Form 8-K                                    24


 Signatures                                                                  25


                         PART I - FINANCIAL INFORMATION
    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)
    ------------------------------------------------------------------------
                      MKTG SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                                                             September 30, 2002               June 30, 2002
                                                                             ------------------               -------------
ASSETS

 Current assets:
    Cash and cash equivalents                                                  $   2,290,554                 $   4,416,289
    Accounts receivable, net of allowance for doubtful
       accounts of $3,841,091 and $4,408,985, respectively                        17,927,577                    18,900,889
    Restricted cash                                                                4,945,874                     4,945,874
    Other current assets                                                           1,319,142                     1,292,167
                                                                                ------------                 -------------
        Total current assets                                                      26,483,147                    29,555,219

Goodwill, net                                                                     15,517,725                    15,517,725
Identified intangible assets, net                                                    568,663                       557,407
Property and equipment, net                                                        3,189,193                     3,259,545
Related party note receivable                                                        995,889                       978,534
Other assets                                                                         981,771                       676,348
                                                                                ------------                 -------------
        Total assets                                                            $ 47,736,388                 $  50,544,778
                                                                                ============                 =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
  Short - term borrowing                                                       $   1,425,735                 $   2,280,384
  Accounts payable-trade                                                          16,645,756                    17,360,764
  Accrued expenses and other current liabilities                                   4,861,328                     5,860,112
  Net liabilities of discontinued operations                                       1,593,123                     1,714,406
  Current portion of capital lease obligations                                        93,132                        85,315
  Current portion of long-term obligations                                         4,887,382                     4,837,321
                                                                                ------------                 -------------
        Total current liabilities                                                 29,506,456                    32,138,302

Capital lease obligations, net of current portion                                     35,765                        29,262
Long-term obligations, net of current portion                                        101,465                       176,336
Other liabilities                                                                  5,879,966                     6,145,848
                                                                                ------------                 -------------
        Total liabilities                                                         35,523,652                    38,489,748

Minority interest in preferred stock of discontinued subsidiary                      280,946                       280,946

Convertible preferred stock - $.01 par value; 150,000 shares
    authorized; 23,201 shares of Series E issued and outstanding                  10,384,064                    10,384,064

Commitments and contingencies (see Note 7 and Note 10)

Stockholders' equity:
    Common stock - $.01 par value; 75,000,000 authorized; 6,721,030
      shares issued and outstanding as of September 30, 2002 and June 30, 2002        67,210                        67,210
    Additional paid-in capital                                                   229,840,379                   229,840,379
    Accumulated deficit                                                         (226,966,153)                 (227,123,859)
    Less:  70,649 shares of common stock in treasury, at cost                     (1,393,710)                   (1,393,710)
                                                                                ------------                 -------------
        Total stockholders' equity                                                 1,547,726                     1,390,020
                                                                                ------------                 -------------
        Total liabilities and stockholders' equity                              $ 47,736,388                 $  50,544,778
                                                                                ============                 =============

See Notes to Condensed Consolidated Financial Statements.


                      MKTG SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                                            2002                      2001
                                                                            ----                      ----

Revenues                                                                $9,441,341                $11,681,661
                                                                        ----------                -----------
Operating costs and expenses:
     Salaries and benefits                                               7,500,392                 11,555,659
     Direct costs                                                          951,335                  2,396,952
     Selling, general and administrative                                 1,521,444                  3,437,258
     Depreciation and amortization                                         203,030                    921,640
     Gain on sale of Grizzard                                                    -                 (1,722,763)
                                                                        ----------                -----------
                 Total operating costs and expenses                     10,176,201                 16,588,746
                                                                        ----------                -----------
Loss from operations                                                      (734,860)                (4,907,085)

Loss on early extinguishment of debt                                             -                 (4,858,839)
Settlement of lawsuit                                                      965,486                          -
Interest expense and other, net                                            (62,141)                  (517,031)
                                                                        -----------               -----------
Income (loss) before provision for income taxes                            168,485                (10,282,955)

Provision for income taxes                                                 (10,779)                   (30,800)
                                                                        -----------               -----------
Net income (loss)                                                       $  157,706               $(10,313,755)
                                                                        ==========                ===========


Basic earnings (loss) per share:                                        $      .02                $     (1.83)
                                                                        ==========                ===========

Weighted average common shares outstanding- basic                        6,650,381                  5,620,601
                                                                        ==========                ===========


Diluted earnings (loss) per share:                                      $      .01                $     (1.83)
                                                                        ==========                ===========

Weighted average common shares outstanding- diluted                     21,093,665                  5,620,601
                                                                        ==========                ===========




See Notes to Condensed Consolidated Financial Statements.


                      MKTG SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)

                                                                                    2002              2001
                                                                                    ----              ----

Operating activities:
    Net income (loss)                                                        $     157,706      $(10,313,755)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Loss on early extinguishment of debt                                             -         4,858,839
        Gain on sale of Grizzard                                                         -        (1,722,763)
        Depreciation                                                               178,993           225,313
        Amortization                                                                24,037           696,327
        Non cash interest expense                                                        -           266,900
        Provision for bad debts                                                     70,000           190,657
    Changes in assets and liabilities:
        Accounts receivable                                                        903,312         1,483,164
        Inventory                                                                        -          (697,908)
        Other current assets                                                       (26,975)         (113,130)
        Other assets                                                               (27,774)          (26,197)
        Accounts payable - trade                                                  (715,008)       (1,439,991)
        Accrued expenses and other liabilities                                  (1,236,021)          186,109
                                                                                -----------      -----------
           Net cash used in operating activities                                  (671,730)       (6,406,435)
                                                                                -----------      -----------
Investing activities:
    Proceeds from sale of Grizzard, net                                                  -        81,662,392
    Increase in restricted cash                                                          -        (4,945,874)
    Purchases of property and equipment                                            (68,977)         (421,676)
    Purchases of capitalized software                                              (35,293)                -
                                                                                ----------       -----------
        Net cash (used in) provided by investing activities                       (104,270)       76,294,842
                                                                                ----------       -----------

Financing activities:
    Net repayments on credit facilities                                           (854,649)      (10,863,910)
    Payment of fees in connection with refinancing Preferred Stock                (277,649)                -
    Repayment of capital lease obligation                                          (25,344)          (31,144)
    Repayment of related party note payable                                              -          (250,000)
    Repayments of long term debt                                                   (70,811)      (35,588,932)
                                                                                ----------       -----------
        Net cash used in financing activities                                   (1,228,453)      (46,733,986)

    Net cash used in discontinued operations                                      (121,282)         (150,941)
                                                                                ----------       -----------
    Net (decrease) increase in cash and cash equivalents                        (2,125,735)       23,003,480

    Cash and cash equivalents at beginning of period                             4,416,289         1,725,412
                                                                                ----------       -----------
    Cash and cash equivalents at end of period                                  $2,290,554       $24,728,892
                                                                                ==========       ===========


See Notes to Condensed Consolidated Financial Statements.


                      MKTG SERVICES, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MKTG Services, Inc. and Subsidiaries ("MKTG" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2002 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

The Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations. In addition, certain contingencies may require significant resources. The Company may be required to redeem its Series E preferred stock (see Note 7) and repay its outstanding lines of credit (see Note 4) depending on future events. The Company does not believe its cash on hand along with existing sources of cash are sufficient to fund its cash needs over the next twelve months under the current capital structure. In order to address this situation, the Company has had and continues to have discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company is also reviewing options, which include replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to gain funds to attempt to repurchase the Series E preferred stock at a discount. The Company will also need to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). The Company has instituted cost reduction measures, including the reduction of workforce. In addition, the Company is reviewing its present operations with the view towards further reducing its cost structure and workforce and to find alternative means of increasing revenue. There can be no assurance that the Company will be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there can be no assurances that the Company's cost reduction efforts will be successful or that the Company will achieve a level of revenue that will allow it to return to profitability. In the event the Company is unable to raise needed financing and achieve profitability, operations will need to be scaled back or discontinued. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.


2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 142 effective July 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company intends to complete the step one process of performing a transitional impairment test of its existing goodwill by the end of the quarter ending December 31, 2002 (see
Note 6).

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The Company adopted SFAS No. 144 as of July 1, 2002. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The adoption of such pronouncement did not have an impact on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No. 145 became effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in the prior period has been reclassified to an non-operating expense as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing the provisions of SFAS No. 146.


3.  EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the quarter ending September 30, 2002:

Weighted average common shares outstanding                             6,650,381
Common stock equivalents for conversion of preferred stock            12,926,571
Common stock equivalents for options and warrants                      1,516,713
                                                                     -----------

Weighted average common shares outstanding- diluted                   21,093,665
                                                                      ==========

Stock options and warrants in the amount of 714,033 shares for the three months ended September 30, 2002 have not been included in the computation of diluted EPS as they were antidilutive. Stock options and warrants in the amount of 1,484,219, a warrant exercisable on November 1, 2001, in the amount of

1,778,334 and convertible preferred stock in the amount of 408,497 for the three months ended September 30, 2001 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period.


4.  DEBT

In August 2001, the Company entered into a stand by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard".) The letter of credit is collateralized by cash which has been classified as restricted cash in the current asset section of the balance sheet as of September 30, 2002 and June 30, 2002. The letter of credit is subject to an annual facility fee of 1.5%. The remaining obligation is included in current portion of long term obligations and is payable in March 2003.

The Company has received waivers from its lender for certain subsidiaries, which were in violation of certain working capital and net worth covenants of their credit agreements as of September 30, 2002. In consideration for the waivers, the Company repaid approximately $.8 million balance of one credit facility and agreed to cease future advances of this facility. Based on this repayment, the availability under the two remaining credit facilities is approximately $1.3 million as of September 30, 2002. The Company may be out of compliance in a future period and unable to obtain waivers from the lender, who may call the debt, which could have a material adverse effect on the Company's liquidity and ability to continue as a going concern (see Note 1).


5.  SALE OF GRIZZARD

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard. On July 18, 2001, the Company entered into a definitive agreement to sell Grizzard. On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 million in cash, net of a working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million in the fiscal year ended June 30, 2002 as a result of the early extinguishments of debt. The Company retained $43.8 million in cash proceeds from the sale before closing fees and other costs of approximately $8.0 million.

In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard of approximately $1.7 million. The gain represented an adjustment to the previous estimate based on the actual sale price of Grizzard as compared to its actual book value at the closing date. The difference predominantly occurred due to the operational losses incurred by Grizzard during the quarter ended September 30, 2001. Grizzard's revenues and net loss included in the Company's statement of operations for the quarter ended September 30, 2001 were $2.9 million and $8.5 million, respectively.

                                                     Supplemental
                                                Pro forma information
                                                      (unaudited)
                                         For the quarter ended September 30,
                                                          2001
                                         -----------------------------------
  Revenues                                              $8,851,000
  Net loss                                             $(3,629,000)
  Net loss per common share - basic
     and diluted                                          $(.65)
                                                          ======

The pro forma information is provided for informational purposes only and assumes that Grizzard was sold as of the beginning of fiscal year 2002. It is based on historical information and is not necessarily indicative of future results of operations of the consolidated entities.


6.  GOODWILL AND INTANGIBLE ASSETS

As a result of the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit ranging from five to ten years. The Company recharacterized acquired workforce of approximately $50,573 and non-contractual customer relationships of approximately $835,072 which are no longer defined as an acquired intangible asset under SFAS No. 141, as goodwill. The Company intends to complete the step one process of performing a transitional impairment test of its existing goodwill by the end of the quarter ending December 31, 2002.

The following table sets forth the components of goodwill, net as of September 30, 2002:

Reporting unit - 1        $12,939,562
Reporting unit - 2          2,277,220
Reporting unit - 3            300,944
                          -----------
                          $15,517,725
                          ===========

Reporting unit - 1 includes list sales and services and database marketing Reporting unit - 2 includes telemarketing
Reporting unit - 3 includes web site development and design

The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2002 and June 30, 2002:

                                                   September 30, 2002                       June 30, 2002
                                         -------------------------------------   -------------------------------------
                                          Gross                                     Gross
                          Range of       carrying     Accumulated                 carrying    Accumulated
                         useful life      amount      amortization      Net        amount    amortization       Net
                         -----------      ------      ------------      ---        ------    ------------       ---
Capitalized software       5 years       $360,208       $197,764     $162,444     $324,917     $189,251      $135,666
List databases            10 years        451,978         45,759      406,219      451,978       30,235       421,741
                                          -------         ------      -------      -------       ------       -------
                                         $812,186       $243,523     $568,663     $776,895     $219,486      $557,407
                                         --------       --------     --------     --------     --------      --------

Amortization expense for the three months ended September 30, 2002 and 2001 was approximately $24,037 and $696,327, respectively.

     Estimated amortization expense by fiscal year as of June 30, are as follows:


                   2003                                      $103,202

                   2004                                       103,202

                   2005                                       103,202

                   2006                                       103,202

                   2007                                       103,202

                   2008                                        78,453
                                                             --------

                                                             $594,463
                                                             ========

The following table provides a reconciliation of net loss for exclusion of goodwill amortization:

                                     Three months ended September 30,
                                    -----------------------------------
                                         2002                2001
                                         ----                ----

Net income (loss) - as reported          $157,706       $(10,313,755)
Add: Goodwill amortization                      -            672,291
                                         --------        -----------

Net income (loss) - adjusted              157,706        $(9,641,464)
                                         ========        ============
Per share data:
Basic net income (loss) per share            $.02            $(1.83)
Add: Goodwill amortization                      -               .12
                                             ----             ------
Adjusted  basic net income  (loss)
per share                                    $.02            $(1.71)
                                             ====             ======
Diluted  net  income   (loss)  per
share                                        $.01            $(1.83)
Add: Goodwill amortization                      -               .12
                                             ----             ------
Adjusted    diluted   net   income
(loss) per share                             $.01            $(1.71)
                                             ====             ======


7.  CONTINGENCIES AND LITIGATION

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and they seek that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG Services, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In June 2002, the Company entered into a Tolling Agreement (the "Agreement") with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The Agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock.

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

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrant is exercisable over a two year period. The warrant is valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, MKTG would launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance was $.8 million at June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the strategic partnership agreement and requesting payment of the remaining $.8 million, which has been categorized as a liability at June 30, 2002. Subsequent to September 30, 2002, the Company and Firststream entered into a settlement agreement whereby the parties agreed the total remaining balance was approximately $.5 million and would be repaid in cash over a period of time to extend through March 2004. If the Company completes a financing or equity transaction subsequent to December 31, 2002 which yields more than $2.0 million of net proceeds to the Company, then the remaining settlement balance would be due and payable within one month after the receipt of funds.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). If the Company cannot meet compliance under the Nasdaq rules by December 24, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for Nasdaq under Marketplace Rule 4310(c)(2)(a). If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise the securities may be delisted. In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in stockholders' equity or a market value of listed securities of $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2,500,000. The Company has currently not received a reply from Nasdaq in connection with its submitted plan for compliance. If the Nasdaq Staff determines the Company's plan does not adequately address the issues noted, the Company will be provided with written notification that the securities will be delisted. At that time, the Company may appeal the Staff's decision to a Nasdaq Listing Qualification Panel. Accordingly, the Company expects that this process would take several months during which time the Company would remain listed. The Company believes that during this time period it will be back in compliance and a potential delisting is not probable based on current plans and information.

An event of default under the Series E preferred stock includes failing to maintain the listing of the Company's common stock on Nasdaq or other such similar exchange. Such default would trigger a mandatory redemption in cash under the terms of the Series E preferred stock agreement. The Company does not have sufficient cash to satisfy such redemption (see Note 1 and 10). However, as previously discussed, the Company believes it is not probable it will be delisted.

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


8.  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES

During the quarter ended September 30, 2002, the Company acquired computer equipment by obtaining collateralized financing in the amount of $39,664.


9.  SEGMENT INFORMATION

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

Supplemental disclosure of revenue by product:
                                                     Quarter Ended
                                                     September 30,
                                             ----------------------------------
                                                  2002                  2001
                                                  ----                  ----
     List sales and services                  $2,362,040           $ 1,950,454
     Marketing communication services                  -             2,831,004
     Database marketing                        2,371,268             2,768,362
     Telemarketing                             4,504,085             3,792,921
     Website development and design              194,614               308,539
     Other                                         9,334                30,381
                                              ----------           -----------
     Consolidated total                       $9,441,341           $11,681,661
                                              ==========           ===========

The marketing communication services product line was included in the sale of Grizzard (see Note 5).


10. PREFERRED STOCK

On October 2, 2002, the common stockholders approved the issuance of the Series E preferred stock and the  stockholders  right to convert such preferred  stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 1,071.44 shares of Series E preferred stock to 573,251 shares of common stock. The redemption value of preferred stock at October 31, 2002 including interest and penalties is $35,274,777 (see Note 1 and Note 7).

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

Introduction
------------

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three month periods ended September 30, 2002 and 2001. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:

Revenues derived from list sales and services and database marketing are recognized when the lists are shipped or the services have been performed and completed. For all list sales and services, the Company serves as broker between unrelated parties who wish to purchase a certain list and unrelated parties who have the desired list for sale. Accordingly, the Company recognizes trade accounts receivable and trade accounts payable, reflecting a "gross-up" of the two concurrent transactions. The transactions are not structured providing for the right of offset. List sales and services revenues are reflected net of costs on the accompanying statement of operations.

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

Goodwill:

In June 2001, the FASB approved two new pronouncements: SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. The Company adopted SFAS No. 142 effective July 1, 2002. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company intends to complete the step one process of performing a transitional impairment test of its existing goodwill by the end of the quarter ending December 31, 2002.

Goodwill is not subject to amortization and is tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. The impairment test consists of a comparison of the fair value of goodwill with its carrying amount. If the carrying amount of goodwill exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. After an impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis.

Long-Lived Assets:

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The Company adopted SFAS No. 144 as of July 1, 2002. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The adoption of such pronouncement did not have an impact on the Company's financial position and results of operations.

MKTG assesses the recoverability of its long-lived assets and certain identifiable intangible assets by determining whether the unamortized balance over its remaining life can be recovered through forecasted cash flows. If undiscounted forecasted cash flows indicate that the unamortized amounts will not be recovered, an adjustment is made to reduce the net amounts to an amount consistent with forecasted future cash flows discounted at a rate commensurate with the risk associated when estimating future discounted cash flows. Future cash flows are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions.

Early Extinguishment of Debt:

In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No. 145 became effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in the prior period has been reclassified to an non-operating expense as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

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

Recent Accounting Pronouncements:

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently reviewing the provisions of SFAS No. 146.

To facilitate an analysis of MKTG operating results, certain significant events should be considered.

On June 13, 2001, the board of directors and management of the Company approved a formal plan to sell Grizzard Communications Group, Inc. ("Grizzard") In July 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 million payable in cash, net of a working capital adjustment. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million in the year ended June 30, 2002 as a result of the early extinguishment of debt. Grizzard's revenues and net loss included in the Company's statement of operations for the quarter ended September 30, 2001 were $2.9 million and $8.5 million, respectively.

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


Results of Operations for the Three Months Ended September 30, 2002, Compared to
--------------------------------------------------------------------------------
the Three Months Ended September 30, 2001.
------------------------------------------

Revenues of approximately $9.4 million for the three months ended September 30, 2002 (the "Current Period") decreased by $2.2 million or 19% over revenues of $11.7 million during the three months ended September 30, 2001 (the "Prior Period"). Of the decrease, approximately $2.8 million is attributable to the sale of Grizzard in July 2001. Revenue excluding the effects of the disposition of Grizzard increased by $.6 million or 7% primarily due to increased client billings in the telemarketing and list sales and services segments, offset by lower database marketing revenues. In the prior Period the Company incurred unexpected client cancellations, the telemarketing calling center was closed for a period of time and fundraising campaigns were postponed all in connection with the terrorist event of September 11, 2001. The Company expects the revenue levels to be comparable to the prior year results for the next fiscal quarter and then expects improved revenue levels in the fiscal third and fourth quarters compared to the prior year results.

Salaries and benefits of approximately $7.5 million in the Current Period decreased by approximately $4.1 million or 35% over salaries and benefits of approximately $11.6 million in the Prior Period. Of the decrease, approximately $3.4 million is attributable to the sale of Grizzard in July 2001. Salaries and benefits, excluding the effects of the disposition of Grizzard, decreased by approximately $.7 million or

9% due to a significant reduction in headcount which was executed in May 2002.

Direct costs of approximately $1.0 million in the Current Period decreased by $1.4 million or 60% over direct costs of $2.4 million in the Prior Period. Of the decrease, approximately $1.3 million is attributable to direct costs associated with sale of Grizzard in July 2001. Direct costs, excluding the effects of the disposition of Grizzard, decreased by $.1 million or 11% resulting from the decrease in database marketing revenue.

Selling, general and administrative expenses of approximately $1.5 million in the Current Period decreased by approximately $1.9 million or 56% over comparable expenses of $3.4 million in the Prior Period. Of the decrease, approximately $1.2 million is attributable to the sale of Grizzard in July 2001. Selling, general and administrative expenses, excluding the effects of the disposition of Grizzard, decreased by $.7 million, principally due to decreased professional fees and decreased rent and other expenses due to the consolidation of certain office spaces and the reduction of head count.

Depreciation and amortization expense of approximately $.2 million in the Current Period decreased by approximately $.7 million over expense of $.9 million in the Prior Period. The decrease is due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the new pronouncement as of July 1, 2002. This Statement eliminates amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform an impairment test of its existing goodwill based on a fair value concept. The Company intends to complete the step one process of performing a transitional impairment test of its existing goodwill by the end of the quarter ending December 31, 2002.

During the quarter ending September 30, 2002, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs.

In the quarter ended September 30, 2001, the Company recognized a gain on sale of Grizzard of approximately $1.7 million. The gain represented an adjustment to the previous estimate based on the actual sale price of Grizzard as compared to its actual book value at the closing date. The difference predominantly occurred due to the operational losses incurred by Grizzard during the quarter ended September 30, 2001.

Net interest expense of approximately $.1 million in the Current Period decreased by approximately $.4 million over net interest expense of approximately $.5 million in the Prior Period. The decrease is principally due to the reduced interest expense due to the repayment of certain long term debt in connection with the sale of Grizzard in addition to the interest income earned on the net proceeds from the sale.

In connection with the sale of Grizzard, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. As a result, the Company recorded a loss of approximately $4.9 million in the

September 2001 quarter as a result of the early extinguishment of debt.

The net provision for income taxes of approximately $11,000 in the Current Period decreased by approximately $22,000 over the provision of approximately $33,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, net income of approximately $.2 million in the Current Period increased by $10.5 million over comparable net loss of $10.3 million in the Prior Period.

Capital Resources and Liquidity
-------------------------------

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Leases:   The  Company  leases   various   office  space  and  equipment   under
non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of September 30, 2002 are as follows:

                                    Operating Leases            Capital Leases
                                    ----------------            --------------

         2003                          $2,183,731                   $90,786
         2004                           2,763,250                    51,190
         2005                           2,392,498                         -
         2006                           1,927,131                         -
         2007                           1,801,180                         -
         Thereafter                     5,566,747                         -
                                       ----------                   -------

                                      $16,634,537                   141,976
                                      ===========                   =======
Less interest                                                       (13,079)
                                                                    -------
Present value of
    capital lease obligations                                       $128,897
                                                                    ========


Debt: In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of $4,945,874 to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard. The letter of credit is collateralized by cash, which has been classified as restricted cash in the current asset section of the balance sheet as of September 30, 2002. The Company has a remaining obligation of $4,594,062 under the holdback agreement. The remaining obligation is included in current portion of long-term obligations and is payable in March 2003. In connection with an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004. The remaining obligation is $394,785 in aggregate with $101,465 included in long-term obligations, net of current portion.

Preferred Stock: On October 2, 2002, the common stockholders approved the right of the Series E preferred shareholders to convert their preferred stock to common stock. Subsequently, the preferred shareholders converted 1,071.44 shares of Series E preferred stock to 573,251 shares of common stock. The redemption value of preferred stock at October 31, 2002 including interest and penalties is $35,274,777.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). If the Company cannot meet compliance under the Nasdaq rules by December 24, 2002, Nasdaq will determine whether the Company meets the initial listing criteria for Nasdaq under Marketplace Rule 4310(c)(2)(a). If the Company meets the initial listing criteria, the Company will be granted an additional 180 calendar day grace period to demonstrate compliance. Otherwise the securities may be delisted. In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2,000,000 in net tangible assets or $2,500,000 in stockholders' equity or a market value of listed securities of $35,000,000 or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2,500,000. The Company has currently not received a reply from Nasdaq in connection with its submitted plan for compliance. If the Nasdaq Staff determines the Company's plan does not adequately address the issues noted, the Company will be provided with written notification that the securities will be delisted. At that time, the Company may appeal the Staff's decision to a Nasdaq Listing Qualification Panel. Accordingly, the Company expects that this process would take several months during which time the Company would remain listed. The Company believes that during this time period it will be back in compliance and a potential delisting is not probable based on current plans and information.

An event of default under the Series E preferred stock includes failing to maintain the listing of the Company's common stock on Nasdaq or other such similar exchange. Such default would trigger a mandatory redemption in cash under the terms of the Series E preferred stock agreement. The Company does not have sufficient cash to satisfy such redemption. However, as previously discussed, the Company believes it is not probable it will be delisted.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At September 30, 2002, the Company had cash and cash equivalents of $2.3 million and a working capital deficit of $3.0 million.

The Company recognized net income of approximately $.2 million in the Current Period. Cash used in operating activities from operations was approximately $.7 million. Net cash used in operating activities principally resulted from the decrease in accrued expenses and accounts payable associated with the pay down of certain severance and rent liabilities. Cash used in operating activities in the Prior Period was $6.4 million. Cash used by operating activities principally consists of the net loss of $10.3 million less the gain on sale of Grizzard and the extraordinary loss from the extinguishment of debt.

In the Current Period, net cash of $.1 million was used in investing activities consisting of purchases of property and equipment and software. In the Prior Period, net cash of $76.3 million was provided by investing activities consisting of the net proceeds from the sale of Grizzard of $81.6 million offset by the increase in restricted cash of $4.9 million and the purchases of property and equipment of $.4 million.

In the Current Period, net cash of $1.2 million was used in financing activities. Net cash used in financing activities consisted of $.9 million repayments of debt and capital leases and $.3 million for prepayments relating to the refinancing or replacement of the Company's Preferred Stock. In the Prior Period, net cash of $46.7 million was used in financing activities consisting of repayments of long term debt, credit facilities and capital leases of $46.5 million and repayments of related party debt of $.2 million.

In the Current Period net cash of $.1 million was used in discontinued operations. In the Prior Period net cash of $.2 million was used in discontinued operations.

At September 30, 2002, the Company had amounts outstanding of $1.4 million on its three lines of credit. The Company had $1.9 million available on its lines of credit at September 30, 2002. On October 4, 2002, the Company repaid approximately $.8 million of one credit facility and agreed with the lender to cease future advances of this facility. As of September 30, 3002, the availability under the two remaining facilities is approximately $1.3 million. As of September 30, 2002, certain subsidiaries of the Company are in violation of certain working capital and net worth covenants of their credit agreements for which the Company has received waivers from the lender. The Company may be out of compliance in a future period and unable to obtain waivers from the lender, who may call the debt, which could have a material adverse effect on the Company's liquidity and ability to continue as a going concern.

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrant is exercisable over a two year period. The warrant is valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, MKTG would launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance was $.8 million at June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the strategic partnership agreement and requesting payment of the remaining $.8 million, which has been categorized as a liability at June 30, 2002. Subsequent to September 30, 2002, the Company and Firststream entered into a settlement agreement whereby the parties agreed the total remaining balance was approximately $.5 million and would be repaid in cash over a period of time to extend through March 2004. If the Company completes a financing or equity transaction subsequent to December 31, 2002 which yields more than $2.0 million of net proceeds to the Company, then the remaining settlement balance would be due and payable within one month after the receipt of funds.

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

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate fluctuations. Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At September 30, 2002, the Company had approximately $1.4 million of variable rate indebtedness outstanding.

Item 4 - Controls and Procedures
--------------------------------

Evaluation of disclosure controls and procedures.
-------------------------------------------------

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d- 14(c) as of a date within 90 days before the filing date of this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal controls
----------------------------

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II- OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

Exhibits
--------

24  Certification  pursuant to 18 U.S.C.  section 1350,  as adopted  pursuant to section 906 of the Sarbanes-Oxley Acdt of 2002 SarbaOxley Act of 2002 (a)

(a) Included herein in the Company's Report on Form 10Q for the quarter ended September 30, 2002


Reports on Form 8-K
-------------------
On or about October 2, 2002, the Company filed a current report on Form 8-K regarding approval by the common stockholders of the issuance of the Series E preferred stock and the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MKTG SERVICES, INC.
                                (Registrant)


Date:  November 14, 2002      By: /s/ J. Jeremy Barbera
                                  ------------------------------------------
                                  J. Jeremy Barbera
                                  Chairman of the Board and Chief Executive
                                  Officer


Date:  November 14, 2002      By: /s/ Cindy H. Hill
                                  ------------------------------------------
                                  Cindy H. Hill
                                  Chief Accounting Officer

MKTG SERVICES, INC.
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, J. Jeremy Barbera, certify that:

     1. I have reviewed the quarterly report on this Form 10-Q of MKTG Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          By: /s/ J. Jeremy Barbera
                          -------------------------------------------------
                          J. Jeremy Barbera
                          Chairman of the Board and Chief Executive Officer Principal Executive Officer

MKTG SERVICES, INC.
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER


I, Cindy H. Hill, certify that:

     1. I have reviewed the quarterly report on this Form 10-Q of MKTG Services, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors:

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              /s/ Cindy H. Hill
                             ----------------------------
                             Cindy H. Hill
                             Chief Accounting Officer
                             Principal Financial Officer

                                                                      Exhibit 24


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MKTG Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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


                                            /s/ J. Jeremy Barbera
                                            ---------------------
                                            J. Jeremy Barbera
                                            Chairman of the Board and
                                            Chief Executive Officer

                                            November 14, 2002


In connection with the Quarterly Report of MKTG Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Cindy
H. Hill, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                            November 14, 2002