Form 10-Q
period 2002-12-31
MKTG SERVICES INC
filed 2003-02-14
CIK 14280

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-16730

                               MKTG SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                       88-0085608
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     333 Seventh Avenue, 20th Floor
           New York, New York                                10001
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (917) 339-7100

       ____________________________________________________________________
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of February 10, 2003 there were 1,092,366 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                DECEMBER 31, 2002

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Interim Condensed Consolidated Financial Statements
           (unaudited)

           Condensed Consolidated Balance Sheets as of December 31,
           2002 and June 30, 2002 (unaudited)                                  3

           Condensed Consolidated Statements of Operations for the
           three and six months ended December 31, 2002 and 2001
           (unaudited)                                                         4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended December 31, 2002 and 2001 (unaudited)             5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                      6-14

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             15-23

  Item 3   Quantitative and Qualitative Disclosure About Market Risk          24

  Item 4   Controls and Procedures                                            25

PART II - OTHER INFORMATION

  Item 4   Submission of Matters to a Vote of Security Holders                26

  Item 6   Exhibits and Reports on Form 8-K                                   26

  Signatures                                                                  27

                         PART I - FINANCIAL INFORMATION

    Item 1 - Interim Condensed Consolidated Financial Statements (unaudited)

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                              December 31, 2002    June 30, 2002
                                                                              -----------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $   8,670,567     $   4,438,166
   Accounts receivable, net of allowance
      for doubtful accounts of $94,000 as of
      December 31, 2002 and June 30, 2002, respectively                             1,374,574         3,066,983
   Net assets of discontinued operations                                                   --        32,722,244
   Restricted cash                                                                  4,945,874         4,945,874
   Other current assets                                                               680,355           446,456
                                                                                -------------     -------------
      Total current assets                                                         15,671,370        45,619,723

Intangible assets, net                                                              2,307,220         2,317,220
Related party note receivable                                                       1,013,244           978,534
Property and equipment, net                                                           821,700           907,087
Other assets                                                                           32,420           345,709
                                                                                -------------     -------------
      Total assets                                                              $  19,845,954     $  50,168,273
                                                                                =============     =============
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
   Short-term borrowing                                                         $     168,401     $   2,280,384
   Accounts payable-trade                                                             372,237           881,399
   Accrued expenses and other current liabilities                                   2,882,783         5,007,640
   Net liabilities of discontinued operations                                              --        18,608,365
   Current portion of long-term obligations                                         4,927,720         4,837,321
                                                                                -------------     -------------
      Total current liabilities                                                     8,351,141        31,615,109

Long-term obligations, net of current portion                                          25,543           176,336
Other liabilities                                                                   1,725,441         6,321,798
                                                                                -------------     -------------

      Total liabilities                                                            10,102,125        38,113,243
                                                                                -------------     -------------

Minority interest in preferred stock of discontinued subsidiary                       280,946           280,946

Convertible preferred stock - $.01 par value; 18,750 shares
   authorized; 2,752 and 2,901 shares of Series E issued and outstanding as
   of December 31, 2002 and June 30, 2002, respectively                             9,850,926        10,384,064

Stockholders' (deficit) equity:
   Common stock - $.01 par value; 9,375,000 authorized; 919,896 and 840,129
   shares issued as of December 31, 2002 and June 30, 2002, respectively                9,199             8,401
   Additional paid-in-capital                                                     230,401,743       229,899,188
   Accumulated deficit                                                           (229,405,275)     (227,123,859)
   Less:  8,832 shares of common stock in treasury, at cost                        (1,393,710)       (1,393,710)
                                                                                -------------     -------------
      Total stockholders' (deficit) equity                                           (388,043)        1,390,020
                                                                                -------------     -------------
      Total liabilities and stockholders' (deficit) equity                      $  19,845,954     $  50,168,273
                                                                                =============     =============

See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)

                                                           Three Months Ended            Six Months Ended
                                                              December 31,                 December 31,
                                                        -------------------------   --------------------------
                                                           2002          2001          2002           2001
                                                        -----------   -----------   -----------   ------------
Revenues                                                $ 3,159,321   $ 2,926,156   $ 7,663,406   $  6,719,077
                                                        -----------   -----------   -----------   ------------

Operating costs and expenses:
   Salaries and benefits                                  3,010,512     3,389,631     6,920,284      7,353,662
   Direct costs                                             134,150       115,887       361,588        299,348
   Selling, general and administrative                      502,291     1,170,535       921,936      2,111,830
   Depreciation and amortization                             56,180        98,775       112,018        197,550
   Gain on termination of lease                          (3,905,387)           --    (3,905,387)            --
                                                        -----------   -----------   -----------   ------------

         Total operating costs and expenses                (202,254)    4,774,828     4,410,439      9,962,390
                                                        -----------   -----------   -----------   ------------

         Income (loss) from operations                    3,361,575    (1,848,672)    3,252,967     (3,243,313)

   Settlement of lawsuit                                         --            --       965,486             --
   Interest income (expense) and other, net                  10,737       174,811       (17,352)       227,910
                                                        -----------   -----------   -----------   ------------

   Income (loss) from continuing operations before
      provision for income taxes                          3,372,312    (1,673,861)    4,201,101     (3,015,403)

   Provision for income taxes                               (20,100)      (10,746)      (30,879)       (41,546)
                                                        -----------   -----------   -----------   ------------
   Income (loss) from continuing operations               3,352,212    (1,684,607)    4,170,222     (3,056,949)

   Discontinued operations:
      Loss from discontinued operations                    (599,699)   (2,492,367)   (1,260,003)   (13,281,545)
      (Loss) gain from disposal of discontinued
         operations                                        (116,635)            --     (116,635)      1,847,764
                                                        -----------   -----------   -----------   ------------
   Loss from discontinued operations                       (716,334)    (2,492,367)  (1,376,638)    (11,433,781)
                                                        -----------   -----------   -----------   ------------

Cumulative effect of change in accounting principle              --            --    (5,075,000)            --
                                                        -----------   -----------   -----------   ------------

Net income (loss)                                       $ 2,635,878   $(4,176,974)  $(2,281,416)  $(14,490,730)
                                                        ===========   ===========   ===========   ============

Basic earnings (loss) per share:
      Continuing operations                             $      3.72   $     (2.38)  $      4.81   $      (4.33)
      Discontinued operations                                  (.80)        (3.52)        (1.59)        (16.21)
      Cumulative effect of change in accounting
         principle                                               --            --         (5.85)            --
                                                        -----------   -----------   -----------   ------------

Basic earnings (loss) per share                         $      2.92   $     (5.90)  $     (2.63)  $     (20.54)
                                                        ===========   ===========   ===========   ============

Weighted average common shares outstanding                  901,987       708,197       866,644        705,386
                                                        ===========   ===========   ===========   ============

Diluted earnings (loss) per share:
      Continuing operations                             $      1.27   $     (2.38)  $      1.58   $      (4.33)
      Discontinued operations                                  (.27)        (3.52)         (.52)        (16.21)
      Cumulative effect of change in accounting
         principle                                               --            --         (1.92)            --
                                                        -----------   -----------   -----------   ------------
Diluted earnings (loss) per share                       $      1.00   $     (5.90)  $      (.86)  $     (20.54)
                                                        ===========   ===========   ===========   ============

Weighted average common shares outstanding                2,637,343       708,197     2,637,028        705,386
                                                        ===========   ===========   ===========   ============

See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)

                                                                    2002           2001
                                                                 -----------   ------------
Operating activities:
    Net loss                                                     $(2,281,416)  $(14,490,730)
    Loss from discontinued operations                              1,376,638     11,433,781
    Cumulative effect of change in accounting principle            5,075,000             --
                                                                 -----------   ------------
    Income (loss) from continuing operations                       4,170,222     (3,056,949)
    Adjustments to reconcile loss to net cash used in
       operating activities:
          Gain on termination of lease                            (3,905,387)            --
          Depreciation                                               102,018         73,470
          Amortization                                                10,000        124,080
    Changes in assets and liabilities:
          Accounts receivable                                      1,692,409      1,267,767
          Other current assets                                       266,101        (96,599)
          Other assets                                               313,289        (18,419)
          Accounts payable - trade                                  (509,162)    (1,283,264)
          Accrued expenses and other liabilities                  (2,792,363)    (2,205,281)
                                                                 -----------   ------------
             Net cash used in operating activities                  (652,873)    (5,195,195)
                                                                 -----------   ------------

Investing activities:
    Proceeds from sale of discontinued operations, net of fees     8,546,182     78,812,411
    Increase in restricted cash                                           --     (4,945,874)
    Purchases of property and equipment                              (16,631)      (329,471)
                                                                 -----------   ------------
             Net cash provided by investing activities             8,529,551     73,537,066
                                                                 -----------   ------------

Financing activities:
    Issuance of related party note receivable                             --     (1,000,000)
    Expenditures from private placement of preferred stock           (29,786)            --
    Net (repayments on) proceeds from credit facilities           (2,111,983)       512,840
    Repayment of related party note payable                               --       (250,000)
    Repayments of long-term debt                                    (118,567)      (134,877)
                                                                 -----------   ------------
    Net cash used in financing activities                         (2,260,336)      (872,037)
                                                                 -----------   ------------
    Net cash used in discontinued operations                      (1,383,941)   (51,952,281)
                                                                 -----------   ------------
    Net increase in cash and cash equivalents                      4,232,401     15,517,553

    Cash and cash equivalents at beginning of period               4,438,166        829,457
                                                                 -----------   ------------
    Cash and cash equivalents at end of period                   $ 8,670,567   $ 16,347,010
                                                                 ===========   ============

See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MKTG Services, Inc. and Subsidiaries ("MKTG" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2002 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations for the next twelve months. As explained in Note 5, the Company recently sold off substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instituted cost reduction measures, including the reduction of workforce. The Company believes, based on past performance as well as the reduced corporate overhead, that its remaining operations should generate sufficient future cash flow to fund operations. Failure of the remaining operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock was reduced to 9,375,000 shares. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from common stock account to paid-in-capital.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations," in its entirety and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test of its existing goodwill based on a fair value concept as of the date of adoption (see Note 6).

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

Effective July 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of such pronouncement did not have an impact on the Company's financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No. 145 became effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in the prior period has been reclassified and included in loss from discontinued operation as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company will adopt the disclosure provisions of SFAS No. 148 in the quarter ending March 31, 2003.

3.   EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the three and six months ending December 31, 2002 is as follows:

                                                               Three       Six
                                                               Months     Months
                                                             ---------   ---------
Weighted average common shares outstanding- basic              901,987     866,644
Common stock equivalents for conversion of preferred stock   1,579,484   1,597,653
Common stock equivalents for options and warrants              155,872     172,731
                                                             ---------   ---------
Weighted average common shares outstanding- diluted          2,637,343   2,637,028
                                                             =========   =========

Stock options and warrants in the amount of 74,250 shares for the three and six months ended December 31, 2002 have not been included in the computation of diluted EPS as they were antidilutive. Stock options and warrants in the amount of 375,268 and convertible preferred stock in the amount of 1,815,131 for the three and six months ended December 31, 2001 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period.

4.   DEBT

In November 2002, the Company repaid approximately $.3 million balance of one credit facility. In connection with the sale of the Company's Northeast Operations (See Note 5), another credit facility of approximately $.3 million was fully repaid and terminated in December 2002.

At December 31, 2002, the Company had amounts outstanding of approximately $.2 million on its remaining line of credit facility. The Company had approximately $1.0 million available on its line of credit as of December 31, 2002. As of December 31, 2002, the Company was in compliance with its line of credit covenants.

In August 2001, the Company entered into a stand by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard"). The letter of credit is collateralized by cash which has been classified as restricted cash in the current asset section of the balance sheet as of December 31, 2002 and June 30, 2002. The letter of credit is subject to an annual facility fee of 1.5%. The remaining obligation of approximately $4.6 million is included in current portion of long-term obligations and is payable in March 2003 (See Note 12).

5.   DISCONTINUED OPERATIONS

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of

CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. Approximately $.5 million is being held in escrow for six months in connection with certain indemnifications made by the Company and its subsidiaries in accordance with the terms and conditions of the purchase agreement. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the three and six months ending December 31, 2002 and 2001 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

In connection with the sale of the Northeast Operations, the Company recognized a loss on disposal of discontinued operations of approximately $.1 million in the three and six months ended December 31, 2002. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments. There was no tax impact on this loss.

On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. As a result of the sale agreement, the Company fully paid a term loan of $35.5 million and $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million for the six months ended December 31, 2001 as a result of the early extinguishment of debt which is included in the loss from discontinued operations. For the six months ended December 31, 2001, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain from Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments. The statement of operations and cash flows for the six months ending December 31, 2001 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations as a result of the sale of the list and database operations in December 2002 of which Grizzard was a component.

Revenue recognized for the three and six months ended December 31, 2002 relating to the discontinued operations which is included in Loss from Discontinued Operations was approximately $2.9 million and $7.6 million, respectively. Revenue recognized for the three and six months ended December 31, 2001 relating to the discontinued operations which is included in Loss from Discontinued Operations was approximately $5.3 million and $13.1 million, respectively. In connection with the disposal of the discontinued operations, the Company no longer provides services for the list sales and services, database marketing, website development design and marketing communication services product lines.

6.   GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years. The Company recharacterized acquired workforce of approximately $51,000 which is no longer defined as an intangible asset under SFAS No. 141. In addition, the Company recharacterized non-contractual customer relationships of approximately $.8 million which do not meet the separability criterion under SFAS No. 141.

As of December 31, 2002, the Company completed the transition requirements under SFAS No. 142. The Company determined that it had three reporting units. Reporting unit 1 represents the operations of list sales and services and database marketing. Reporting unit 2 represents the operations of telemarketing. Reporting unit 3 represents the operations of web site development and design. There is no impairment for reporting unit 2. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for reporting units 1 and 3. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting principle for the six months ended December 31, 2002. In connection with the sale of the Northeast Operations (See Note 5), the only remaining reporting unit consists of telemarketing.

The following table sets forth the components of goodwill, net as of December 31, 2002:

                                    Impairment                            December 31,
                    July 1, 2002      losses     Sale of Reporting Unit       2002
                    ------------   -----------   ----------------------   ------------
Reporting unit -1    $12,939,561   $(4,774,056)       $(8,165,505)         $       --
Reporting unit -2      2,277,220            --                 --           2,277,220
Reporting unit -3        300,944      (300,944)                --                  --
                     -----------   -----------        -----------          ----------
                     $15,517,725   $(5,075,000)       $(8,165,505)         $2,277,220
                     ===========   ===========        ===========          ==========

Reporting unit - 1 represents list sales and services and database marketing Reporting unit - 2 represents telemarketing
Reporting unit - 3 represents website development and design

The following table sets forth the components of the intangible assets subject to amortization as of December 31, 2002 and June 30, 2002:

                                              December 31, 2002                    June 30, 2002
                                     ---------------------------------   ---------------------------------
                                       Gross                               Gross
                                     carrying    Accumulated             carrying    Accumulated
                       Useful life    amount    amortization     Net      amount    amortization     Net
                       -----------   --------   ------------   -------   --------   ------------   -------
Capitalized software     5 years     $100,000      $70,000     $30,000   $100,000     $60,000      $40,000

Amortization expense for the six months ended December 31, 2002 and 2001 was approximately $10,000 and $124,000, respectively. Amortization for the three months ended December 31, 2002 and 2001 was approximately $5,000 and $62,000, respectively.

Estimated amortization expense by fiscal year as of June 30, are as follows:

2003                                    $20,000

2004                                     20,000
                                        -------
                                        $40,000
                                        =======

The following table provides a reconciliation of net loss for exclusion of goodwill amortization:

                                         Three months ended          Six months ended
                                            December 31,               December 31,
                                      ------------------------   ------------------------
                                         2002         2001          2002         2001
                                      ----------   -----------   ----------   -----------
Net income (loss) from continuing
   operations - as reported           $3,352,212   $(1,684,607)  $4,170,222   $(3,056,949)
Add: Goodwill amortization                    --        57,040           --       114,080
                                      ----------   -----------   ----------   -----------
Net income (loss) - adjusted          $3,352,212   $(1,627,567)  $4,170,222   $(2,942,869)
                                      ==========   ===========   ==========   ===========

Per share data:
Basic net income (loss) per share
   From continuing operations         $     3.72   $     (2.38)  $     4.81   $     (4.33)
Add: Goodwill amortization                    --           .08           --          0.16
                                      ----------   -----------   ----------   -----------
Adjusted basic net income (loss)
   per share  from continuing
   operations                         $     3.72   $     (2.30)  $     4.81   $      4.17
                                      ==========   ===========   ==========   ===========
Diluted net income (loss) per
   share from continuing operations   $     1.27   $     (2.38)        1.58   $     (4.33)

Add: Goodwill amortization                    --           .08           --          0.16
                                      ----------   -----------   ----------   -----------
Adjusted diluted net income (loss)
   per share from continuing
   operations                         $     1.27   $     (2.30)  $     1.58   $      4.17
                                      ==========   ===========   ==========   ===========

7.   CONTINGENCIES AND LITIGATION

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG Services, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested approximately $.2 million in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1.7 million in WiredEmpire's preferred stock and they seek that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In June 2002, the Company entered into a Tolling Agreement (the "Agreement") with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The Agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1.2 million in WiredEmpire's preferred stock. In January 2003, a lawsuit was filed in Alabama, Circuit Court for Jefferson County by certain plaintiffs involved in the Agreement. The action was filed against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges among other things violations of state securities laws and breach of fiduciary duty. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $1.0 million plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the six months ending December 31, 2002.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company effected an eight-for-one reverse stock split. (See Note 1). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believes that its subsequent issuance of common shares for the redemption of its preferred stock (See Note 10) has brought the Company back into compliance with the minimum public float requirement. The Company has appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. There can be no assurance that the Company will remain listed on The Nasdaq Stock Market.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

8.   RELATED PARTY TRANSACTIONS

During the quarter ending December 31, 2001, the Company advanced $1.0 million pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $58,000 to reflect the incremental borrowing rate of the officer and is being amortized into interest income over the terms of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of approximately $35,000 and $10,000 for the six months ended December 31, 2002 and 2001, respectively. The note will be forgiven in the event of a change in control.

9.   SEGMENT INFORMATION

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" segment information is being reported consistent with the Company's method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes it has one reporting segment. The Company has one remaining product line (telemarketing), as a result of the sale of its Northeast Operations, which are classified as Discontinued Operations. No single customer accounted for 10% or more of total revenues. The Company earns 100% of its revenue in the United States.

10.  PREFERRED STOCK

In the quarter ending December 31, 2001, the preferred shareholders converted 138 shares of preferred stock to 68,976 shares of common stock.

On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, in the quarter ending December 31, 2002, the preferred shareholders converted 149 shares of Series E preferred into 79,762 shares of common stock.

On December 31, 2002, the Company entered into a redemption agreement with the holders of the Series E preferred stock. The Company agreed to redeem the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million as of December 31, 2002. The redemption occurred in January 2003. The carrying value of the preferred stock is approximately $20.2 million which includes a beneficial conversion feature of approximately $10.3 million (See Note 12).

11.  GAIN ON TERMINATION OF LEASE

In December 2002, the Company negotiated a termination of a lease for an abandoned lease property. The agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then Company is obligated to pay $20,000 per month until August 2010 and the Company was released from all other obligations under the lease. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its future obligations and the entire obligation that remained on the books under the original lease obligation. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

12.  SUBSEQUENT EVENT

In January 2003, the Company redeemed all of its outstanding Series E Preferred Stock (See Note 10). The following table illustrates the effect to certain balance sheet and statement of operations items as if the redemption of the Series E Preferred Stock was fully completed on December 31, 2002, including the issuance of the common stock. The net book value of the preferred stock as of December 31, 2002 was approximately $20.2 million which includes a beneficial conversion feature of approximately $10.3 million. The net consideration given was approximately $6.2 million which would have resulted in a gain on redemption of approximately $14.0 million as of December 31, 2002. Total stockholder's equity would have increased by approximately $3.8 million which consists of approximately $3.7 million for the gain on redemption ($14.0 million gain net of beneficial conversion feature of $10.3 million) and approximately $.2 million for the value of the additional shares issued.

                                                                       Pro Forma
                                                        As reported   As adjusted
                                                        -----------   -----------
Cash                                                    $ 8,670,567   $ 2,648,727
Total stockholder's (deficit) equity                    $  (388,042)  $ 3,441,044
Net income (loss) attributable to
   common stockholders:
      Three months                                      $ 2,635,878   $16,606,689
      Six months                                        $(2,281,416)  $11,689,395
Earnings (loss) per share:

      Three months

         Basic                                          $      2.92   $     18.37
         Diluted                                        $      1.00   $      6.29
         Weighted average shares outstanding-Basic          901,987       903,958
         Weighted average shares outstanding- Diluted     2,637,343     2,639,314

      Six months

         Basic                                          $     (2.63)  $     13.47
         Diluted                                        $      (.86)  $      4.45
         Weighted average shares outstanding-Basic          866,644       867,629
         Weighted average shares outstanding- Diluted     2,637,028     2,629,230

In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with a holdback agreement (See Note 4). The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use.

In February 2003, certain compensation arrangements were modified. The Chief Executive Officer and the Chief Accounting Officer voluntarily forgave part of their compensations to effect a reduction of approximately 30% to $350,000 and $125,000 per year, respectively. In addition, Board of Directors fees were voluntarily reduced by 50%.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six-month periods ended December 31, 2002 and 2001. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

Goodwill:

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations," in its entirety and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test of its existing goodwill based on a fair value concept as of the date of adoption.

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

Long-Lived Assets:

Effective July 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of such pronouncement did not have an impact on the Company's financial position and results of operations.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and lives of intangible assets, deferred tax valuation allowance, abandoned lease reserves and the allowance for doubtful accounts. Actual results could differ from those estimates.

Recent Accounting Pronouncements:

In April 2002, the FASB issued SFAS No. 145 "Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002." SFAS No. 145 became effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in the prior period has been reclassified and included in loss from discontinued operation as the loss does not meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business", for classification as an extraordinary item.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company will adopt the disclosure provisions of SFAS No. 148 in the quarter ending March 31, 2003.

To facilitate an analysis of MKTG operating results, certain significant events should be considered.

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. Approximately $.5 million is being held in escrow for six months in connection with certain indemnifications made by the Company and its subsidiaries in accordance with the terms and conditions of the purchase agreement. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the three and six months ending December 31, 2002 and 2001 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was approximately $89.8 million payable in cash. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The statement of operations and cash flows for the six months ending December 31, 2001 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations as a result of the sale of the list and database operations in December 2002 of which Grizzard was a component.

On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock was reduced to 9,375,000.

The Company's business tends to be seasonal. The remaining business of Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the springtime and continue during the summer months.

Results of Operations for the Three Months Ended December 31, 2002, Compared to the Three Months Ended December 31, 2001

Revenues of approximately $3.2 million for the three months ended December 31, 2002 (the "Current Period") increased by approximately $.2 million or 8% over revenues of approximately $2.9 million during the three months ended December 31, 2001 (the "Prior Period"). In the prior year revenue was depressed due to unexpected client cancellations and postponed fundraising campaigns due to the terrorist events of September 11th. In addition, the Company moved its call center during the Fall of 2001 and as a result slowed down operations for a period of time in the Prior Period.

Salaries and benefits of approximately $3.0 million in the Current Period decreased by approximately $.4 million or 11% over salaries and benefits of approximately $3.4 million in the Prior Period. Salaries and benefits decreased due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and infrastructure. Redundant functions in operations were eliminated due to the consolidation of offices with the move of the call center. In connection with a reduction in force corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer and the Chief Accounting Officer voluntarily forgave part of their base compensations to effect a reduction of approximately 30% to $350,000 and $125,000 per year, respectively.

Direct costs of approximately $.1 million in the Current Period and Prior Period remained consistent. Direct costs as a percentage of revenue was 4% for both the Current Period and the Prior Period.

Selling, general and administrative expenses of approximately $.5 million in the Current Period decreased by approximately $.7 million or 58% over comparable expenses of approximately $1.2 million in the Prior Period. Selling, general and administrative expenses decreased principally due to decreased professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count.

Depreciation and amortization expense of approximately $56,000 in the Current Period decreased by approximately $43,000 over expense of approximately $99,000 in the Prior Period. The decrease is primarily due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the new pronouncement as of July 1, 2002. This Statement eliminates amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test as of the adoption date in addition to an impairment test of its existing goodwill based on a fair value concept. The Company will perform its annual impairment test during the fourth quarter of its fiscal year.

Gain on termination of lease of approximately $3.9 million in the Current Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

Net interest income of approximately $11,000 in the Current Period decreased by approximately $.2 million over net interest expense of approximately $.2 million in the Prior Period. Net interest income decreased primarily due to the decrease in interest rates coupled with the decrease in average cash balances year over year.

The provision for income taxes of approximately $20,000 in the Current Period increased by approximately $9,000 over the provision for income taxes of approximately $11,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

The loss from discontinued operations in the Current Period and the Prior Period are the results of losses incurred during the respective periods from Grizzard and the Northeast Operations which have been sold.

In connection with the sale of the Northeast Operations, the Company incurred a loss on disposal of discontinued operations of approximately $.1 million in the three months ended December 31, 2002. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

As a result of the above, net income of approximately $2.6 million in the Current Period increased by approximately $6.8 million over comparable net loss of approximately $4.2 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2002, Compared to the Six Months Ended December 31, 2001

Revenues of approximately $7.7 million for the six months ended December 31, 2002 (the "Current Period") increased by approximately $.9 million or 14% over revenues of approximately $6.7 million during the six months ended December 31, 2001 (the "Prior Period"). In the prior year revenue was depressed due to unexpected client cancellations and postponed fundraising campaigns due to the terrorist events of September 11th. In addition, the Company moved its call center during the Fall of 2001 and as a result slowed down operations for a period of time in the Prior Period.

Salaries and benefits of approximately $6.9 million in the Current Period decreased by approximately $.4 million or 6% over salaries and benefits of approximately $7.3 million in the Prior Period. Salaries and benefits decreased due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and infrastructure. Redundant functions in operations were eliminated due to the consolidation of offices with the move of the call center. In connection with a reduction in force corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer and the Chief Accounting Officer voluntarily forgave part of their base compensation to effect a reduction of approximately 30% to $350,000 and $125,000 per year, respectively.

Direct costs of approximately $.4 million in the Current Period increased by approximately $62,000 or 21% over direct costs of approximately $.3 million in the Prior Period. Direct costs as a percentage of revenue was 4% for both the Current Period and the Prior Period.

Selling, general and administrative expenses of approximately $.9 million in the Current Period decreased by approximately $1.2 million or 56% over comparable expenses of approximately $2.2 million in the Prior Period. Selling, general and administrative expenses decreased principally due to decreased professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count.

Depreciation and amortization expense of approximately $.1 million in the Current Period decreased by approximately $86,000 over expense of approximately $.2 million in the Prior Period. The decrease is primarily due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the new pronouncement as of July 1, 2002. This Statement eliminates amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test as of the adoption date in addition to an impairment test of its existing goodwill based on a fair value concept. The Company will perform its annual impairment test during the fourth quarter of its fiscal year.

As of December 31, 2002, the Company completed the transition requirements under SFAS No. 142. There is no impairment for its telemarketing unit. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for its list sales and database marketing and website development and design business. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting for the six months ended December 31, 2002.

Gain on termination of lease of approximately $3.9 million in the Current Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of approximately $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

During the Current Period, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $1.0 million plus reimbursement of mailing costs.

Net interest expense of approximately $17,000 in the Current Period decreased by approximately $.2 million over net interest income of approximately $.2 million in the Prior Period. Net interest income decreased primarily due to the decrease in interest rates coupled with the decrease in average cash.

The provision for income taxes of approximately $31,000 in the Current Period increased by approximately $11,000 over the provision for income taxes of approximately $42,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

The loss from discontinued operations in the Current Period and the Prior Period are the results of loss incurred during the respective periods from Grizzard and the Northeast Operations which have been sold. The Company recorded a loss of approximately $4.9 million for the six months ended December 31, 2001 as a result of the early extinguishment of debt which is included in the loss from discontinued operations and was previously classified as an extraordinary item.

In connection with the sale of the Northeast Operations, the Company realized a loss on disposal of discontinued operations of approximately $.1 million in the six months ended December 31, 2002. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

For the six months ended December 31, 2001, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain From Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

As a result of the above, net loss of approximately $2.3 million in the Current Period decreased by approximately $12.2 million over comparable net loss of $14.5 million in the Prior Period.

Capital Resources and Liquidity

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

Future minimum rental commitments under all non-cancelable leases, as of December 31, 2002 are as follows:

                     Operating Leases
                     ----------------
2003                     $  311,100
2004                        539,010
2005                        387,001
2006                        199,680
2007                        199,680
Thereafter                   83,200
                         ----------
                         $1,719,671
                         ==========

Debt: In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a holdback agreement with the former shareholders of Grizzard. The letter of credit is collateralized by cash, which has been classified as restricted cash in the current asset section of the balance sheet as of September 30, 2002. The Company has a remaining obligation of approximately $4.6 million under the holdback agreement. The remaining obligation is included in current portion of long-term obligations as of December 31, 2002 and is payable in March 2003.

In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with a holdback agreement. The Company paid approximately

$4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use.

In connection with an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004. The remaining obligation is approximately $.3 million in aggregate with approximately $26,000 included in long-term obligations, net of current portion.

In December 2002, the Company successfully negotiated a termination of a lease for an abandoned lease property. The agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation is approximately $1.7 million in aggregate with $.3 million included in accrued expense and other current liabilities and approximately $1.4 million included in other liabilities.

Preferred Stock: On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approve the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, in the quarter ending December 31, 2002, the preferred shareholders converted 149 shares of Series E preferred into 79,762 shares of common stock.

On December 31, 2002, the Company entered into a redemption agreement with the holders of the Series E preferred stock. The Company agreed to redeem the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,301 shares of common stock valued at approximately $.2 million as of December 31, 2002. The redemption occurred in January 2003. The carrying value of the preferred stock is approximately $20.2 million which includes a beneficial conversion feature of approximately $10.3 million. If the transaction had occurred on December 31, 2002, it would have resulted in a gain on redemption of approximately $14.0 million. Total stockholder's equity would have increased by approximately $3.8 million which consists of approximately $3.7 million for the gain on redemption ($14.0 million gain net of beneficial conversion feature of $10.3 million) and approximately $.2 million for the value of the additional shares issued.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At December 31, 2002, the Company had cash and cash equivalents of approximately $8.7 million and accounts receivable net of allowances of approximately $1.4 million, offset by accounts payable of approximately $.4 million.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations for the next twelve months. As explained in Note 5 to the Consolidated Financial Statements and in this MD&A, the Company recently sold off substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instructed cost reduction measures, including the reduction of workforce. The Company believes, based on past performance as well as the reduced corporate overhead, that its remaining operations should generate sufficient future cash flow to fund operations. Failure of the remaining operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The Company generated a net loss of approximately $2.3 million in the six months ended December 31, 2002 ("Current Period").

Cash used in operating activities in the Current Period was approximately $.7 million. Cash used by operating activities principally consists of the net income from continuing operations adjusted for the gain on termination of lease offset by a decrease in accounts payable and accrued expenses, less a decrease in accounts receivable and other assets.

In the Current Period, net cash of approximately $8.5 million was provided by investing activities consisting of net proceeds from the sale of the Northeast Operations. In the Prior Period, net cash provided by investing activities of approximately $73.5 million consisted of proceeds from the sale of Grizzard of approximately $78.8 million, offset by the increase in restricted cash of approximately $4.9 million and purchases of property and equipment of approximately $.3 million.

In the Current Period, net cash of approximately $2.3 million was used in financing activities consisting primarily of repayments of credit facilities and long-term debt. In the Prior Period, net cash used in financing activities of approximately $.8 million consisted of issuance of related party note receivable of approximately $1.0 million, repayments of related party notes payable of approximately $.2 million, repayments of long term debt of approximately $.1 million offset by approximately $.5 million in proceeds from credit facilities.

At December 31, 2002, the Company had amounts outstanding of approximately $.2 million on its lines of credit. The Company had approximately $1.0 million available on its lines of credit as of December 31, 2002. As of December 31, 2002, the Company was in compliance with its line of credit covenants.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate fluctuations. Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At December 31, 2002, the Company had approximately $.2 million of variable rate indebtedness outstanding.

Item 4 - Controls and Procedures

Evaluation of disclosure controls and procedures.

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

On October 2, 2002, the Company held a Special Meeting of Stockholders to vote on the approval of shares of preferred stock and the shares of common stock issued or issuable upon the conversion of the preferred stock.

The shares voted regarding the Board of Directors' proposal to approve the issuance of shares of preferred stock and the shares of common stock issued or issuable upon the conversion of the preferred stock. were as follows:

For             462,940
Against           5,358
Abstain             651

Item 6 Exhibits and Reports on Form 8-K

Exhibits

24 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Sarbanes Oxley Act of 2002 (a)

(a) Included herein in the Company's Report on Form 10Q for the quarter ended December 31, 2002

Reports on Form 8-K

On or about October 2, 2002, the Company filed a current report on Form 8-K regarding approval by the common stockholders of the issuance of the Series E preferred stock and the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation.

On or about December 9, 2002, the Company filed a current report on Form 8-K regarding the completion of the sale of substantially all the assets of its Northeast Operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MKT SERVICES, INC.
                                         (Registrant)


Date:  February 14, 2003                 By: /s/ J. Jeremy Barbera
                                             -----------------------------------
                                             J. Jeremy Barbera
                                             Chairman of the Board and Chief
                                             Executive Officer


Date:  February 14, 2003                 By: /s/ Cindy H. Hill
                                             -----------------------------------
                                             Cindy H. Hill
                                             Chief Accounting Officer

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


                                         By: /s/ J. Jeremy Barbera
                                             -----------------------------------
                                         J. Jeremy Barbera
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         Principal Executive Officer

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


                    /s/ Cindy H. Hill
                    -------------------------------
                    Cindy H. Hill
                    Chief Accounting Officer
                    Principal Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'