Form 10-Q
period 2003-03-31
MKTG SERVICES INC
filed 2003-05-15
CIK 14280

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-Q

(MARK ONE)

   [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-16730

                              -------------------

                              MKTG SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                NEVADA                                         88-0085608
   (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

    333 SEVENTH AVENUE, 20TH FLOOR                               10001
          NEW YORK, NEW YORK                                   (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (917) 339-7100
               (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

    -------------------------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                              -------------------

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

    As of May 9, 2003 there were 1,092,366 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

================================================================================

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                                FORM 10-Q REPORT
                                 MARCH 31, 2003

                               TABLE OF CONTENTS

                                                                PAGE
                                                                ----
PART I. FINANCIAL INFORMATION

    ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL
     STATEMENTS (UNAUDITED)
        Condensed Consolidated Balance Sheets as of
          March 31, 2003 and June 30, 2002 (unaudited)......          2
        Condensed Consolidated Statements of Operations for
          the three and nine months ended March 31, 2003
          and 2002 (unaudited)..............................          3
        Condensed Consolidated Statements of Cash Flows for
          the nine months ended March 31, 2003 and 2002
          (unaudited).......................................          4
        Notes to Condensed Consolidated Financial Statements
          (unaudited).......................................       5-13
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........      14-22
    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
      MARKET RISK...........................................         22
    ITEM 4. CONTROLS AND PROCEDURES.........................         23

PART II. OTHER INFORMATION
    Item 6. Exhibits and Reports on Form 8-K................         24
    Signatures..............................................         25

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                MARCH 31,       JUNE 30,
                                                                  2003            2002
                                                                  ----            ----
                           ASSETS
Current assets:
    Cash and cash equivalents...............................  $   1,540,151   $   4,438,166
    Accounts receivable, net of allowance for doubtful
      accounts of $94,000 as of March 31, 2003 and June 30,
      2002, respectively....................................      1,947,411       3,066,983
    Net assets of discontinued operations...................             --      32,722,244
    Restricted cash.........................................             --       4,945,874
    Other current assets....................................      1,097,032         446,456
                                                              -------------   -------------
        Total current assets................................      4,584,594      45,619,723
Goodwill, net...............................................      2,277,220       2,277,220
Intangible assets, net......................................         25,000          40,000
Related party note receivable...............................      1,032,954         978,534
Property and equipment, net.................................        776,134         907,087
Other assets................................................         32,109         345,709
                                                              -------------   -------------
        Total assets........................................  $   8,728,011   $  50,168,273
                                                              -------------   -------------
                                                              -------------   -------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowing....................................  $     951,027   $   2,280,384
    Accounts payable-trade..................................        313,610         881,399
    Accrued expenses and other current liabilities..........      2,480,443       5,007,640
    Net liabilities of discontinued operations..............             --      18,608,365
    Current portion of long-term obligations................        250,170       4,837,321
                                                              -------------   -------------
        Total current liabilities...........................      3,995,250      31,615,109
Long-term obligations, net of current portion...............             --         176,336
Other liabilities...........................................      1,413,762       6,321,798
                                                              -------------   -------------
        Total liabilities...................................      5,409,012      38,113,243
                                                              -------------   -------------
Minority interest in preferred stock of discontinued
  subsidiary................................................        280,946         280,946
Convertible preferred stock -- $.01 par value; 150,000
  shares authorized; no shares and 23,201 shares of Series E issued and outstanding as of March 31, 2003 and June 30,
  2002, respectively........................................             --      10,384,064
Stockholders' equity:
    Common stock -- $.01 par value; 9,375,000 authorized;
      1,101,198 and 840,129 shares issued as of March 31,
      2003 and June 30, 2002, respectively..................         11,011           8,401
    Additional paid-in-capital..............................    220,258,236     229,899,188
    Accumulated deficit.....................................   (215,837,484)   (227,123,859)
    Less: 8,832 shares of common stock in treasury, at
      cost..................................................     (1,393,710)     (1,393,710)
                                                              -------------   -------------
        Total stockholders' equity..........................      3,038,053       1,390,020
                                                              -------------   -------------
        Total liabilities and stockholders' equity..........  $   8,728,011   $  50,168,273
                                                              -------------   -------------
                                                              -------------   -------------

           See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                THREE MONTHS                 NINE MONTHS
                                                              ENDED MARCH 31,              ENDED MARCH 31,
                                                         --------------------------   --------------------------
                                                            2003           2002          2003           2002
                                                            ----           ----          ----           ----
Revenues...............................................  $ 3,482,517   $  3,380,648   $11,145,923   $ 10,099,725
                                                         -----------   ------------   -----------   ------------
Operating costs and expenses:
   Salaries and benefits...............................    3,168,574      3,413,555    10,088,858     10,767,218
   Direct costs........................................      106,950        121,215       468,538        380,225
   Selling, general and administrative.................      475,253      1,077,250     1,397,189      3,229,418
   Depreciation and amortization.......................       56,180         94,375       168,198        291,924
   Goodwill impairment.................................                   6,500,470                    6,500,470
   Gain on termination of lease........................           --             --    (3,905,387)            --
                                                         -----------   ------------   -----------   ------------
       Total operating costs and expenses..............    3,806,957     11,206,865     8,217,396     21,169,255
                                                         -----------   ------------   -----------   ------------
       Income (loss) from operations...................     (324,440)    (7,826,217)    2,928,527    (11,069,530)
   Settlement of lawsuit...............................           --             --       965,486             --
   Interest income (expense) and other, net............        2,121        (56,993)      (15,231)       170,916
   Income (loss) from continuing operations before
     provision for income taxes........................     (322,319)    (7,883,210)    3,878,782    (10,898,614)
   Provision for income taxes..........................      (11,394)       (24,642)      (42,273)       (66,188)
                                                         -----------   ------------   -----------   ------------
   Income (loss) from continuing operations............     (333,713)    (7,907,852)    3,836,509    (10,964,802)
   Discontinued operations:
       Loss from discontinued operations...............           --    (31,556,500)   (1,260,003)   (44,838,044)
       (Loss) gain from disposal of discontinued
         operations....................................      (69,309)        25,066      (185,944)     1,872,830
                                                         -----------   ------------   -----------   ------------
   Loss from discontinued operations...................      (69,309)   (31,531,434)   (1,445,947)   (42,965,214)
                                                         -----------   ------------   -----------   ------------
Cumulative effect of change in accounting principle....           --             --    (5,075,000)            --
                                                         -----------   ------------   -----------   ------------
Net loss...............................................     (403,022)   (39,439,286)   (2,684,438)   (53,930,016)
Gain (loss) on redemption of preferred stock...........   13,970,813       (412,634)   13,970,813       (412,634)
                                                         -----------   ------------   -----------   ------------
Net income (loss) available to common stockholders
 (revised -- see Note 3)...............................  $13,567,791   $(39,851,920)  $11,286,375   $(54,342,650)
                                                         -----------   ------------   -----------   ------------
                                                         -----------   ------------   -----------   ------------
Basic earnings (loss) per share: (revised -- see
 Note 3)
       Continuing operations...........................  $     12.55   $     (10.20)  $     18.38   $     (15.33)
       Discontinued operations.........................         (.06)        (38.67)        (1.49)        (57.90)
       Cumulative effect of change in accounting
         principle.....................................           --             --         (5.24)            --
                                                         -----------   ------------   -----------   ------------
Basic earnings (loss) per share........................  $     12.49   $     (48.88)  $     11.65   $     (73.23)
                                                         -----------   ------------   -----------   ------------
                                                         -----------   ------------   -----------   ------------
Weighted average common shares outstanding.............    1,086,323        815,369       968,631        742,047
                                                         -----------   ------------   -----------   ------------
                                                         -----------   ------------   -----------   ------------
Diluted earnings (loss) per share: (revised -- see
 Note 3)
       Continuing operations...........................  $     11.09   $     (10.20)  $     15.73   $     (15.33)
       Discontinued operations.........................         (.06)        (38.67)        (1.28)        (57.90)
       Cumulative effect of change in accounting
         principle.....................................           --             --         (4.48)            --
                                                         -----------   ------------   -----------   ------------
Diluted earnings (loss) per share......................  $     11.03   $     (48.88)  $      9.97   $     (73.23)
                                                         -----------   ------------   -----------   ------------
                                                         -----------   ------------   -----------   ------------
Weighted average common shares outstanding.............    1,229,807        815,369     1,131,613        742,047
                                                         -----------   ------------   -----------   ------------
                                                         -----------   ------------   -----------   ------------

           See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (UNAUDITED)

                                                                  2003           2002
                                                                  ----           ----
Operating Activities:
    Net loss................................................  $ (2,684,438)  $(53,930,016)
    Loss from discontinued operations.......................     1,445,947     42,965,214
    Cumulative effect of change in accounting principle.....     5,075,000             --
                                                              ------------   ------------
    Income (loss) from continuing operations................     3,836,509    (10,964,802)
    Adjustments to reconcile loss to net cash used in
      operating activities:
        Gain on termination of lease........................    (3,905,387)            --
        Depreciation........................................       153,198        105,807
        Amortization........................................        15,000        186,117
        Goodwill impairment.................................            --      6,500,470
        Changes in assets and liabilities:
            Accounts receivable.............................     1,119,572        880,205
            Other current assets............................      (150,576)      (214,804)
            Other assets....................................       313,600         26,806
            Accounts payable -- trade.......................      (567,789)    (1,343,179)
            Accrued expenses and other liabilities..........    (3,474,181)    (2,772,758)
                                                              ------------   ------------
                Net cash used in operating activities.......    (2,660,054)    (7,596,138)
                                                              ------------   ------------
Investing Activities:
    Proceeds from sale of discontinued operations, net of
      fees..................................................     8,546,182     78,609,258
    Decrease (increase) in restricted cash..................     4,945,874     (4,945,874)
    Purchases of property and equipment.....................       (22,245)      (714,160)
                                                              ------------   ------------
                Net cash provided by investing activities...    13,469,811     72,949,224
                                                              ------------   ------------
Financing Activities:
    Issuance of related party note receivable...............            --     (1,000,000)
    Redemption of preferred stock...........................    (6,021,840)    (5,000,000)
    Expenditures from private placement of preferred
      stock.................................................       (29,756)       (44,971)
    Net (repayments on) proceeds from credit facilities.....    (1,329,357)       381,339
    Repayment of related party note payable.................            --       (250,000)
    Repayments of long-term debt............................    (4,763,487)      (119,815)
                                                              ------------   ------------
    Net cash used in financing activities...................   (12,144,440)    (6,033,447)
                                                              ------------   ------------
    Net cash used in discontinued operations................    (1,563,332)   (53,264,330)
                                                              ------------   ------------
    Net (decrease) increase in cash and cash equivalents....    (2,898,015)     6,055,309
    Cash and cash equivalents at beginning of period........     4,438,166        829,457
                                                              ------------   ------------
    Cash and cash equivalents at end of period..............  $  1,540,151   $  6,884,766
                                                              ------------   ------------
                                                              ------------   ------------
Non-Cash Investing Activities:
    Issuance of common stock in connection with redemption
      of preferred stock....................................  $    203,057   $         --
                                                              ------------   ------------
                                                              ------------   ------------

           See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MKTG Services, Inc. and Subsidiaries ('MKTG' or the 'Company'). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine-month periods ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003. Certain reclassifications have been made in the fiscal 2002 financial statements to conform to the fiscal 2003 presentation.

    The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes, based in part on past performance as well as the reduced corporate overhead, that funds on hand, funds available from its present operations and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its obligations for the next twelve months. As explained in Note 5, the Company recently sold substantially all the assets relating to its direct list sales and database services and website development and design business held. In addition, the Company has instituted cost reduction measures, including the reduction of workforce. Failure of the remaining operation, to generate sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

    On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock was reduced to 9,375,000 shares. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been adjusted to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from common stock account to paid-in-capital.

2. RECENT ACCOUNTING PRONOUNCEMENT

    Effective July 1, 2002, the Company adopted the provisions of SFAS No. 141, 'Business Combinations,' in its entirety and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test of its existing goodwill based on a fair value concept as of the date of adoption (see Note 7).

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

    Effective July 1, 2002, the Company adopted SFAS No. 144 'Accounting for the Impairment or Disposal of Long-Lived Assets'. SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of its long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions', for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of such pronouncement did not have a material impact on the Company's financial position and results of operations.

    In April 2002, the FASB issued SFAS No. 145 'Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.' SFAS No. 145 became effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in the prior period has been reclassified and included in loss from discontinued operation as the loss does not meet the criteria in APB Opinion No. 30 'Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business', for classification as an extraordinary item.

    In June 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).' Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. FAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of such pronouncement did not have a material impact on the Company's financial position and results of operations.

    In November 2002, the FASB issued FIN 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other,' an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. FIN 45 elaborates on the existing disclosure requirements of guarantees and obligations to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur and the identification of those contingent obligations to make future payments if those triggering events or conditions occur. Additional disclosures have been added to Commitments and Contingencies footnote describing the nature of the guarantee; amount and event triggering the Company's obligation under the guarantee and the Company's recourse to recover in such an event. Management does not believe that this pronouncement will have a material impact on its financial statements.

    In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB No. 123.' SFAS No. 148 amends SFAS No. 123, 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, 'Accounting for Stock Issued to Employees.' The Company has adopted the disclosure provisions of SFAS No. 148. (See Note 4).

    In January 2003, the FASB issued FIN 46, 'Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.' FIN 46 requires an investor to consolidate a variable interest entirety if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, 'Consolidated Financial Statements.' FIN 46 is effective for variable interest entities created or entered into after January 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. Management does not believe that this pronouncement will have a material impact on its financial statements.

3. EARNINGS PER SHARE

    In the quarter ending March 31, 2002, the Company recorded a loss on redemption of preferred stock of approximately $2.8 million in net loss attributable to common stockholders. The Company is revising the loss on redemption amount to reflect the beneficial conversion feature associated with the carrying value of the preferred stock redeemed of approximately $2.4 million. This amount was recorded in the fourth quarter of fiscal 2002 and included in the annual financial statements. The revised loss on redemption of preferred stock is approximately $.4 million, which is included in net loss attributable to common shareholders and reflected in earnings per share from continuing operations and total basic and diluted loss per share (See note 11).

    The revision affected the statement of operations as follows:

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                MARCH 31, 2002                MARCH 31, 2002
                                          ---------------------------   ---------------------------
                                          AS REPORTED**   AS REVISED    AS REPORTED**   AS REVISED
                                          -------------   -----------   -------------   -----------
Net loss available to common
  stockholders..........................  $(42,201,920) $(39,851,920)  $(56,692,650)  $(54,342,640)
                                          ------------  ------------   ------------   ------------
Basic loss per share:
    Continuing operations...............  $     (13.09) $      (10.20) $      (18.50) $      (15.33)
    Discontinued operations.............        (38.67)        (38.67)        (57.90)        (57.90)
    Cumulative effect of change in
      accounting principle..............            --             --             --             --
                                           -----------    -----------    -----------    -----------
                                          $     (51.76) $     (48.88)  $     (76.40)  $     (73.23)
Diluted loss per share:
    Continuing operations...............  $     (13.09) $     (10.20)  $     (18.50)  $     (15.33)
    Discontinued operations.............        (38.67)       (38.67)        (57.90)        (57.90)
    Cumulative effect of change in
      accounting principle..............            --            --             --             --
                                          ------------   ------------   ------------   ------------
                                          $    (51.76)   $    (48.88)   $    (76.40)   $    (73.23)

---------

** As reported is defined as amounts which would have been recorded in the statement of operations in the prior period after giving effect to adjustments for reverse stock split (see Note 1) and discontinued operations (see Note 6).

    Common share equivalents included in weighted average shares outstanding-diluted for the three and nine months ending March 31, 2003 is as follows:

                                                                THREE       NINE
                                                               MONTHS      MONTHS
                                                               ------      ------
Weighted average common shares outstanding -- basic.........  1,086,323     968,631
Common stock equivalents for options and warrants...........    143,484     162,982
                                                              ---------   ---------
Weighted average common shares outstanding -- diluted.......  1,229,807   1,131,613
                                                              ---------   ---------
                                                              ---------   ---------

    Stock options and warrants in the amount of 65,998 shares for the three and nine months ended March 31, 2003 have not been included in the computation of diluted EPS as they were antidilutive. Stock options and warrants in the amount of 340,672 and convertible preferred stock in the amount of 1,553,840 for the three and nine months ended March 31, 2002 were not included in the computation of diluted EPS as they were antidilutive as a result of net losses during the period.

4. STOCK BASED COMPENSATION

    The Company applies Accounting Principles Board Opinion APB No. 25 and related interpretations in accounting for its stock option issuances, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123. No compensation cost related to grants of stock options was reflected in the Company's net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:

                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                           -------------------------------   -------------------------------
                                             MARCH 31,        MARCH 31,        MARCH 31,        MARCH 31,
                                                2003             2002             2003             2002
                                                ----             ----             ----             ----
Net (loss) income available to
  stockholders as reported...............   $13,567,791      $(39,851,920)    $11,286,375      $(54,342,650)
Stock-based compensation recorded........            --                --              --                --
                                            -----------      ------------     -----------      ------------
Subtotal.................................    13,567,791       (39,851,920)     11,286,375       (54,342,650)
Stock-based compensation determined
  under FAS 123..........................      (182,151)       (1,180,255)       (910,753)       (3,540,764)
                                            -----------      ------------     -----------      ------------
Pro forma net (loss) income available to
  stockholders...........................   $13,386,640      $(41,032,175)    $10,375,622      $(57,883,414)
                                            -----------      ------------     -----------      ------------
                                            -----------      ------------     -----------      ------------
Earnings (loss) per share:
Basic earnings per share -- as
  reported...............................   $     12.49      $     (48.88)    $     11.65      $     (73.23)
                                            -----------      ------------     -----------      ------------
Basic earnings per share -- pro forma....   $     12.32      $     (50.32)    $     10.71      $     (78.01)
                                            -----------      ------------     -----------      ------------
Diluted earnings per share -- as
  reported...............................   $     11.03      $     (48.88)    $      9.97      $     (73.23)
                                            -----------      ------------     -----------      ------------
Diluted earnings per share -- pro
  forma..................................   $     10.88      $     (50.32)    $      9.17      $     (78.01)
                                            -----------      ------------     -----------      ------------

Pro forma net loss reflects only options granted in fiscal 1996 through 2001. The Company has not granted stock options during the nine months ended
March 31, 2003 and the fiscal year ended June 30, 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS
No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Pro forma compensation costs for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option expires.

5. DEBT

    In November 2002, the Company repaid approximately $.3 million balance of one credit facility. In connection with the sale of the Company's Northeast Operations (See Note 6), another credit facility of approximately $.3 million was fully repaid and terminated in December 2002.

    At March 31, 2003, the Company had amounts outstanding of approximately $951,000 on its remaining line of credit facility. The Company had approximately $.5 million available on its line of credit as of March 31, 2003. As of March 31, 2003, the Company was in compliance with its line of credit covenants.

    In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a holdback agreement with the former shareholders of Grizzard. The letter of credit was collateralized by cash, which had been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. The Company has a remaining obligation of approximately $4.6 million under the holdback agreement. In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with such agreement. The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use. Accordingly, the stand-by letter of credit was terminated.

6. DISCONTINUED OPERATIONS

    In December 2002, the Company completed the sale of substantially all of the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the 'Northeast Operations') to Automation Research, Inc. ('ARI'), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. Approximately $.5 million is being held in escrow for six months in connection with certain indemnifications made by the Company and its subsidiaries in accordance with the terms and conditions of the purchase agreement. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the three and nine months ending March 31, 2003 and 2002 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

    In connection with the sale of the Northeast Operations, the Company recognized a loss on disposal of discontinued operations of approximately $69,000 and $.2 million in the three and nine months ended March 31, 2003, respectively. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred. Additional expenses include costs incurred during the quarter for legal expenses, severance and other expenses offset by a gain of approximately $110,000 in connection with the change in estimate for a lease liability due to the subleasing of certain office space. There was no tax impact on this loss.

    On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. As a result of the sale agreement, the Company repaid a term loan of $35.5 million and a $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million for the nine months ended March 31, 2002 as a result of the early extinguishment of debt which is included in the loss from discontinued operations. For the six months ended March 31, 2002, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain from Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments. The statement of operations and cash flows for the nine months ending March 31, 2002 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations as a result of the sale of the list and database operations in December 2002 of which Grizzard was a component.

    Revenue recognized for the nine months ended March 31, 2003 relating to the discontinued operations, which is included in Loss from Discontinued Operations, was approximately $7.6 million. Revenue recognized for the three and nine months ended March 31, 2002 relating to the discontinued operations, which is included in Loss from Discontinued Operations, was approximately $5.3 million and $18.5 million, respectively. In connection with the disposal of the discontinued operations, the Company no longer provides services for the list sales and services, database marketing, website development design and marketing communication services product lines.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

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

    The Company completed the transition requirements under SFAS No. 142. The Company determined that it had three reporting units. Reporting unit 1 represents the operations of list sales and services and database marketing. Reporting unit 2 represents the operations of telemarketing. Reporting unit 3 represents the operations of web site development and design. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for reporting units 1 and 3. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of a change in accounting principle for the nine months ended March 31, 2003. In connection with the sale of the Northeast Operations (See Note 5), the only remaining reporting unit consists of telemarketing. At June 30, 2002, approximately $13.2 million of goodwill was included in net liabilities of discontinued operations.

    The following table sets forth the components of goodwill, net as of March 31, 2003:

                                                                          SALE OF
                                              JULY 1,     IMPAIRMENT     REPORTING     MARCH 31,
                                               2002         LOSSES         UNIT          2003
                                               ----         ------         ----          ----
Reporting unit -- 1.......................  $12,939,561   $(4,774,056)  $(8,165,505)  $        --
Reporting unit -- 2.......................    2,277,220            --            --     2,277,220
Reporting unit -- 3.......................      300,944      (300,944)           --            --
                                            -----------   -----------   -----------   -----------
                                            $15,517,725   $(5,075,000)  $(8,165,505)  $ 2,277,220
                                            -----------   -----------   -----------   -----------
                                            -----------   -----------   -----------   -----------

Reporting unit -- 1 represents list sales and services and database marketing

Reporting unit -- 2 represents telemarketing

Reporting unit -- 3 represents website development and design

    The following table sets forth the components of the intangible assets subject to amortization as of March 31, 2003 and June 30, 2002:

                                               MARCH 31, 2003                        JUNE 30, 2002
                                     -----------------------------------   ----------------------------------
                                      GROSS                                 GROSS
                                     CARRYING    ACCUMULATED               CARRYING   ACCUMULATED
                       USEFUL LIFE    AMOUNT    AMORTIZATION      NET       AMOUNT    AMORTIZATION     NET
                       -----------    ------    ------------      ---       ------    ------------     ---
Capitalized
  software...........    5 years     $100,000      $75,000      $ 25,000   $100,000     $60,000      $ 40,000

    Amortization expense for the nine months ended March 31, 2003 and 2002 was approximately $15,000. Amortization for the three months ended March 31, 2003 and 2002 was approximately $5,000.

    Estimated amortization expense by fiscal year as of June 30, are as follows:

     2003.....................................................  $20,000
     2004.....................................................   20,000
                                                                -------
                                                                $40,000
                                                                -------
                                                                -------

    The following table provides a reconciliation of net income (loss) available for stockholders for exclusion of goodwill amortization:

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   MARCH 31,                    MARCH 31,
                                           --------------------------   --------------------------
                                              2003           2002          2003           2002
                                              ----           ----          ----           ----
Net income (loss) available for
  stockholders -- as reported............  $13,567,791   $(39,851,920)  $11,286,325   $(54,342,650)
Add: Goodwill amortization...............           --         57,040            --        171,120
                                           -----------   ------------   -----------   ------------
Net income (loss) available for
  stockholders -- adjusted...............  $13,567,791   $(39,794,880)  $11,286,325   $(54,171,530)
                                           -----------   ------------   -----------   ------------
                                           -----------   ------------   -----------   ------------
Per share data:
    Basic earnings (loss) per share
      from continuing operations.........  $     12.55   $     (10.20)  $     18.38   $     (15.33)
    Add: Goodwill amortization...........           --            .07            --           0.23
                                           -----------   ------------   -----------   ------------
    Adjusted basic earnings (loss) per
      share from continuing operations...  $     12.55   $     (10.13)  $     18.38   $     (15.10)
                                           -----------   ------------   -----------   ------------
                                           -----------   ------------   -----------   ------------
Diluted earnings (loss) per share from
  continuing operations..................  $     11.09   $     (10.20)        15.73   $     (15.33)
Add: Goodwill amortization...............           --            .07            --           0.23
                                           -----------   ------------   -----------   ------------
Adjusted diluted earnings (loss) per
  share from continuing operations.......  $     11.09   $     (10.13)  $     15.73   $     (15.10)
                                           -----------   ------------   -----------   ------------
                                           -----------   ------------   -----------   ------------

8. CONTINGENCIES AND LITIGATION

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

    In June 2002, the Company entered into a Tolling Agreement (the 'Agreement') with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The Agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1.2 million in WiredEmpire's preferred stock. In January 2003, a lawsuit was filed in Alabama, Circuit Court for Jefferson County by certain plaintiffs involved in the Agreement. The action was filed against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges among other things violations of state securities laws and breach of fiduciary duty. The Company believes that the allegations in the complaint are without merit. The Company intends to vigorously defend against the lawsuit.

    In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ('GECC') by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On
April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $1.0 million plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the nine months ending March 31, 2003.

    In June 2002, the Company received notification from The Nasdaq Stock Market ('Nasdaq') that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believed that it could achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split (See Note 1). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believed that the issuance of common shares for the redemption of its preferred stock (See Note 11) has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2.5 million and further that the Company file its quarterly report on Form 10-Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2.5 million. At March 31, 2003, shareholders' equity was approximately $3.1 million.

    In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company, although there can be no assurances in this regard.

9. RELATED PARTY TRANSACTIONS

    During the quarter ending December 31, 2001, the Company advanced $1.0 million pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $58,000 to reflect the incremental borrowing rate of the officer and is being amortized into interest income over the term of the note. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of approximately $52,500 and $15,000 for the nine months ended March 31, 2003 and 2002, respectively. The note will be forgiven in the event of a change in control.

10. SEGMENT INFORMATION

    In accordance with SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information' segment information is being reported consistent with the Company's method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes it has one reporting segment. The Company has one remaining product line (telemarketing), as a result of the sale of its Northeast Operations, which are classified as Discontinued Operations. No single customer accounted for 10% or more of total revenues. The Company earns 100% of its revenue in the United States.

11. PREFERRED STOCK

    The preferred shareholders converted 696 and 1,799 shares of preferred stock to 44,008 and 112,984 shares of common stock for the three and nine months ended March 31, 2002, respectively.

    On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 1,192 shares of Series E preferred into 79,762 shares of common stock.

    In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the three and nine months ended March 31, 2003.

    In February 2002, the Company recognized a loss on the redemption of preferred stock of approximately $.4 million reflected in net loss attributable to common stockholders (as revised--see note 3). The loss is the result of the difference between the consideration paid for redemption of the preferred stock for $5.0 million cash and the carrying value of the preferred stock of $4.6 million which included a beneficial conversion feature of approximately
$2.4 million.

12. GAIN ON TERMINATION OF LEASE

    In December 2002, the Company terminated a lease for abandoned property.
The lease termination agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant (expected to be completed in the Company's fourth quarter) and then Company is obligated to pay $20,000 per month until August 2010. The Company was released from all other obligations under the lease. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its future obligations and the entire obligation that remained on the books under the original lease obligation. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of MKTG Services, Inc. ('MKTG' or the 'Company'), or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.

BOARD OF DIRECTORS CONSENTS

    In March 2003, the Company's Board of Directors adopted by unanimous consent the following resolutions: Accepted the resignation of Alan I. Annex from the Board of Directors; Accepted the resignation of Cindy Hill as Chief Accounting Officer due to medical reasons and; lastly, appointed Jeremy Barbera as interim Chief Financial Officer until his successor shall be duly elected.

INTRODUCTION

    This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine-month periods ended March 31, 2003 and 2002. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

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

GOODWILL:

    Effective July 1, 2002, the Company adopted the provisions of SFAS No. 141, 'Business Combinations,' in its entirety and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test of its existing goodwill based on a fair value concept as of the date of adoption.

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

LONG-LIVED ASSETS:

    Effective July 1, 2002, the Company adopted SFAS No. 144 'Accounting for the Impairment or Disposal of Long-Lived Assets'. SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of' and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions', for segments of a business to be disposed of. However, this Statement retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of such pronouncement did not have a material impact on the Company's financial position and results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS:

    In April 2002, the FASB issued SFAS No. 145 'Rescission of SFAS Nos. 4, 44, and 64, Amendment of FAS 13, and Technical Corrections as of April 2002.' SFAS No. 145 became effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 on July 1, 2002. The adoption of the statement did not have a material impact on the Company's financial position and results of operations. However, the loss on extinguishment of debt that was classified as an extraordinary item in the prior period has been reclassified and included in loss from discontinued operation as the loss does not meet the criteria in APB Opinion No. 30 'Reporting the Results of

Operations Reporting the Effects of Disposal of a Segment of a Business', for classification as an extraordinary item.

    In June 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, 'Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).' Under Issue No. 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair market value only when the liability is incurred and not when management has completed the plan. The adoption of such pronouncement did not have a material impact on the Company's financial position and results of operations.

    In November 2002, the FASB issued FIN 45, 'Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Other,' and interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, FIN 45 elaborates on the existing disclosure requirements of guarantees and obligations to stand ready to perform over the term of the guarantee in the event that specified triggering events or conditions occur and the identification of those contingent obligations to make future payments if those triggering events or conditions occur. Additional disclosures have been added to Commitments and Contingencies footnote describing the nature of the guarantee; amount and event triggering the Company's obligation under the guarantee and the Company's recourse to recover in such an event. Management does not believe that this pronouncement will have a material impact on its financial statements.

    In December 2002, the FASB issued SFAS No. 148, 'Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB No. 123.' SFAS No. 148 amends SFAS No. 123, 'Accounting for Stock-Based Compensation,' to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, 'Accounting for Stock Issued to Employees.' The Company adopted the disclosure provisions of SFAS No. 148 in the quarter ending March 31, 2003.

    In January 2003, the FASB issued FIN 46, 'Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.' FIN 46 requires an investor to consolidate a variable interest entirety if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, 'Consolidated Financial Statements.' FIN 46 is effective for variable interest entities created or entered into after January 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. Management does not believe that this pronouncement will have a material impact on its financial statements.

    To facilitate an analysis of MKTG operating results, certain significant events should be considered.

    In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the 'Northeast Operations') to Automation Research, Inc. ('ARI'), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. Approximately $.5 million is being held in escrow for six months in connection with certain indemnifications made by the Company and its subsidiaries in accordance with the terms and conditions of the purchase agreement. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the three and nine months ending March 31, 2003 and 2002 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

    On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was approximately $89.8 million payable in cash. As a result of the sale agreement, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. The statement of operations and cash flows for the nine months ending March 31, 2002 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations as a result of the sale of the list and database operations in December 2002 of which Grizzard was a component.

    On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock was reduced to 9,375,000. All amounts presented reflect the effect of the stock split.

    In March 2003, the Company's Board of Directors adopted by unanimous consent the following resolutions: Accepted the resignation of Alan Annex from the Board of Directors; Accepted the resignation of Cindy Hill as Chief Accounting Officer due to medical reasons and; lastly, appointed Jeremy Barbera as interim Chief Accounting Officer until his successor shall be duly elected.

    The Company's business tends to be seasonal. The remaining business of Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the springtime and continue during the summer months.

    Results of Operations for the Three Months Ended March 31, 2003, Compared to the Three Months Ended March 31, 2002.

    Revenues of approximately $3.5 million for the three months ended March 31, 2003 (the 'Current Period') increased by approximately $.1 million or 3% over revenues of approximately $3.4 million during the three months ended March 31, 2002 (the 'Prior Period'). The Company moved its call center during the Fall of 2001 and as a result slowed down operations for a period of time in the Prior Period.

    Salaries and benefits of approximately $3.2 million in the Current Period decreased by approximately $.2 million or 6% over salaries and benefits of approximately $3.4 million in the Prior Period. Salaries and benefits decreased due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and infrastructure. Redundant functions in operations were eliminated due to the consolidation of offices with the move of the call center in the Fall of 2001. In connection with a reduction in force, corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer voluntarily forgave part of his base compensation to effect a reduction of approximately 30% to $350,000. The Chief Accounting Officer also forgave part of her base compensation to effect a reduction of approximately 30% and $125,000 per year and in addition, due to medical reasons resigned as Chief Accounting Officer of the Company in March 2003. The Chief Executive Officer has assumed the duties as the Chief Accounting Officer in his role as Interim Chief Financial Officer until such a replacement has been elected.

    Direct costs of approximately $.1 million in the Current Period and Prior Period remained consistent. Direct costs as a percentage of revenue was 3% and 4% for the Current Period and the Prior Period, respectively.

    Selling, general and administrative expenses of approximately $.5 million in the Current Period decreased by approximately $.6 million or 55% over comparable expenses of approximately $1.1 million in the Prior Period. Selling, general and administrative expenses decreased principally due to decreased professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count.

    Depreciation and amortization expense of approximately $56,000 in the Current Period decreased by approximately $38,000 over expense of approximately $94,000 in the Prior Period. The decrease is primarily due to the adoption of SFAS No. 142, 'Goodwill and Other Intangible Assets.' The Company adopted the new pronouncement as of July 1, 2002. This Statement eliminates amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test as of the adoption date in addition to an impairment test of its existing goodwill based on a fair value concept. The Company will perform its annual impairment test during the fourth quarter of its fiscal year.

    In the prior period, due to the weekend economy and lower than expected results, the Company had determined that there may not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company recognized an impairment charge of approximately $6.5 million, which is included in loss from continuing operations.

    Net interest income of approximately $2,000 in the Current Period increased by approximately $59,000 over net interest expense of approximately $57,000 in the Prior Period. Net interest income increased primarily due to less borrowing on the line of credit coupled with the repayment of the Grizzard debt in January 2003.

    The provision for income taxes of approximately $11,000 in the Current Period decreased by approximately $13,000 over the provision for income taxes of approximately $25,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

    The loss from discontinued operations in the Current Period and the Prior Period are the results of losses incurred during the respective periods from Grizzard and the Northeast Operations which have been sold. The Prior Period includes a write-down for the impairment of goodwill of approximately $29.4 million.

    In connection with the sale of the Northeast Operations, the Company incurred a loss on disposal of discontinued operations of approximately $69,000 in the three months ended March 31, 2003. The loss represents the additional costs incurred during the quarter for legal expenses, severance and other expenses offset by a gain of approximately $110,000 in connection with the change in estimate for a lease liability due to the subleasing of certain office space.

    As a result of the above, net loss of approximately $.4 million in the Current Period decreased by approximately $39.0 million over comparable net loss of approximately $39.4 million in the Prior Period.

    In the Current Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of the preferred stock of approximately $6.0 million cash and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million.

    In the Prior Period, the Company recognized a loss on the redemption of preferred stock of approximately $.4 million reflected in net loss attributable to common stockholders (as revised -- see Note 3 in financial statements). The loss is the result of the difference between the consideration paid for redemption of the preferred stock for $5.0 million cash and the carrying value of the preferred stock of $4.6 million which included a beneficial conversion feature of approximately $2.4 million.

    Results of Operations for the Nine Months Ended March 31, 2003, Compared to the Nine Months Ended March 31, 2002

    Revenues of approximately $11.1 million for the nine months ended March 31, 2003 (the 'Current Period') increased by approximately $1.0 million or 10% over revenues of approximately $10.1 million during the nine months ended March 31, 2002 (the 'Prior Period'). In the prior year revenue was depressed due to unexpected client cancellations and postponed fundraising campaigns due to the terrorist events of September 11th. In addition, the Company moved its call center during the Fall of 2001 and as a result slowed down operations for a period of time in the Prior Period.

    Salaries and benefits of approximately $10.1 million in the Current Period decreased by approximately $.7 million or 6% over salaries and benefits of approximately $10.8 million in the Prior Period. Salaries and benefits decreased due to decreased headcount in several areas of the Company. The Company has been actively consolidating its offices and infrastructure. Redundant functions in operations were eliminated due to the consolidation of offices with the move of the call center. In connection with a reduction in force corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer voluntarily forgave part of his base compensation to effect a reduction of approximately 30% to $350,000. The Chief Accounting Officer also forgave part of her base compensation to effect a reduction of approximately 30% to $125,000 per year and in addition, due to medical reasons resigned as Chief Accounting Officer of the Company in March 2003. The Chief Executive Officer has assumed the duties as the Chief Financial Officer until such a replacement has been elected.

    Direct costs of approximately $.5 million in the Current Period increased by approximately $.1 or 25% over direct costs of approximately $.4 million in the Prior Period. Direct costs as a percentage of revenue was 4% for both the Current Period and the Prior Period.

    Selling, general and administrative expenses of approximately $1.4 million in the Current Period decreased by approximately $1.8 million or 56% over comparable expenses of approximately $3.2 million in the Prior Period. Selling, general and administrative expenses decreased principally due to decreased professional fees, rent, travel and other expenses due to the consolidation of certain office spaces and the reduction of head count.

    Depreciation and amortization expense of approximately $.2 million in the Current Period decreased by approximately $.1 over expense of approximately $.3 million in the Prior Period. The decrease is primarily due to the adoption of SFAS No. 142, 'Goodwill and Other Intangible Assets.' The Company adopted the new pronouncement as of July 1, 2002. This Statement eliminates amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test as of the adoption date in addition to an impairment test of its existing goodwill based on a fair value concept. The Company will perform its annual impairment test during the fourth quarter of its fiscal year.

    In the prior period, due to the weekend economy and lower than expected results, the Company had determined that there may not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company recognized an impairment charge of approximately $6.5 million, which is included in loss from continuing operations.

    Gain on termination of lease of approximately $3.9 million in the Current Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of approximately $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant (expected to be completed in the Company's fourth quarter) and then Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

    During the Current Period, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General

Electric Capital Corporation ('GECC') by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $1.0 million plus reimbursement of mailing costs.

    Net interest expense of approximately $15,000 in the Current Period decreased by approximately $.2 million over net interest income of approximately $.2 million in the Prior Period. Net interest income decreased primarily due to the decrease in interest rates coupled with the decrease in average cash.

    The provision for income taxes of approximately $42,000 in the Current Period decreased by approximately $24,000 over the provision for income taxes of approximately $66,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is not certain sufficient taxable income will be generated during the carry forward period to utilize the deferred tax assets.

    The loss from discontinued operations in the Current Period and the Prior Period are the results of loss incurred during the respective periods from Grizzard and the Northeast Operations which have been sold. The Company recorded a loss of approximately $4.9 million for the nine months ended March 31, 2002 as a result of the early extinguishment of debt which is included in the loss from discontinued operations and was previously classified as an extraordinary item.

    In connection with the sale of the Northeast Operations, the Company realized a loss on disposal of discontinued operations of approximately $.2 million in the nine months ended March 31, 2003. The loss primarily results from the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

    For the nine months ended March 31, 2002, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain From Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

    As of December 31, 2002, the Company completed the transition requirements under SFAS No. 142. There is no impairment for its telemarketing unit. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for its list sales and database marketing and website development and design reporting units. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting for the nine months ended March 31, 2003.

    As a result of the above, net loss of approximately $2.7 million in the Current Period decreased by approximately $51.2 million over comparable net loss of $53.9 million in the Prior Period.

    In the Current Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of the preferred stock of approximately $6.0 million cash and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million.

    In the Prior Period, the Company recognized a loss on redemption of preferred stock of approximately $.4 million reflected in net loss attributable to common stockholders (as revised -- see Note 3 in financial statements). The loss is the result of the difference between the consideration paid for redemption of the preferred stock for $5.0 million cash and the carrying value of the preferred stock of $4.6 million which included a beneficial conversion feature of approximately $2.4 million.

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

    Future minimum rental commitments under all non-cancelable leases, as of March 31, 2003 are as follows:

                                                              OPERATING LEASES
                                                              ----------------
2003........................................................     $  155,550
2004........................................................        539,010
2005........................................................        387,001
2006........................................................        199,680
2007........................................................        199,680
Thereafter..................................................         83,200
                                                                 ----------
                                                                 $1,564,121
                                                                 ----------
                                                                 ----------

    Debt: In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a holdback agreement with the former shareholders of Grizzard. The letter of credit was collateralized by cash, which had been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. The Company has a remaining obligation of approximately $4.6 million under the holdback agreement. In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with such agreement. The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use. Accordingly, the stand-by letter of credit was terminated.

    In connection with an acquisition, the Company incurred promissory notes payable to former shareholders, payable monthly at 5.59% interest through January 2004. The remaining obligation is approximately $.3 million and is classified as a current liability.

    In December 2002, the Company terminated a lease for abandoned lease property. The agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord completed certain leasehold improvements for a new tenant (expected to be completed in the Company's fourth quarter) and then Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation is approximately $1.7 million in aggregate with $.3 million included in accrued expense and other current liabilities and approximately $1.4 million included in other liabilities.

    In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the three and nine months ended March 31, 2003.

    Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of common and preferred stock, and its credit facilities. At March 31, 2003, the Company had cash and cash equivalents of approximately $1.5 million and accounts receivable net of allowances of approximately $1.9 million, $.5 million due from CBC, offset by current liabilities of approximately $4.0 million.

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

    The Company generated net income from continuing operations of approximately $3.8 million in the nine months ended March 31, 2003 ('Current Period'), adjusted for discontinued operations and cumulative effect of change in accounting.

    Cash used in operating activities in the Current Period was approximately $2.7 million. Cash used by operating activities principally consists of the net income from continuing operations adjusted for the gain on termination of lease offset by a decrease in accounts payable and accrued expenses, offset by a decrease in accounts receivable. Cash used in operating activities in the Prior Period of approximately $7.6 million consists of the net loss from continuing operations, a decrease in accounts payable and accrued expenses offset by the impairment of goodwill.

    In the Current Period, net cash of approximately $13.5 million was provided by investing activities consisting of net proceeds from the sale of the Northeast Operations and the release of restricted cash to satisfy the related debt. In the Prior Period, net cash provided by investing activities of approximately $72.9 million consisted of proceeds from the sale of Grizzard of approximately $78.7 million, offset by the increase in restricted cash of approximately $4.9 million and purchases of property and equipment of approximately $.7 million.

    In the Current Period, net cash of approximately $12.1 million was used in financing activities consisting primarily of cash payment of approximately $6.0 million for the redemption of preferred stock, repayments of credit facilities of approximately $1.3 million and repayment of debt of approximately $4.8 million. In the Prior Period, net cash used in financing activities of approximately $6.0 million consisted of payment in connection with the redemption of preferred stock of $5.0 million, issuance of related party note receivable of approximately $1.0 million, repayments of related party notes payable of approximately $.2 million, repayments of long term debt of approximately $.1 million offset by approximately $.4 million in proceeds from credit facilities.

    At March 31, 2003, the Company had amounts outstanding of approximately $1.0 million on its lines of credit. The Company had approximately $.5 million available on its lines of credit as of March 31, 2003. As of March 31, 2003, the Company was in compliance with its line of credit covenants.

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate fluctuations. Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At March 31, 2003 the Company had approximately $1.0 million of variable rate indebtedness outstanding.

ITEM 4 -- CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

    Our principal executive officer and financial officer, after evaluating the effectiveness of our 'disclosure controls and procedures' (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days before the filing date of this quarterly report (the 'Evaluation Date'), has concluded that as of the Evaluation Date our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

CHANGES IN INTERNAL CONTROLS

    There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

    (a) Included herein in the Company's Report on Form 10-Q for the quarter ended March 31, 2003

    99.1 Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 Sarbanes Oxley Act of 2002

REPORTS ON FORM 8-K

    On or about February 21, 2003, the company filed a current report on form 8-K regarding the redemption of all of its Series E Preferred Stock for approximately $6 million in cash and the issuance of 181,302 shares of common stock as well as its effecting an eight-for-one reverse split of its common stock on January 27, 2003.

    On or about March 5, 2003, the company filed a current report on form 8-K regarding the company's receipt of notification by Nasdaq that, following a hearing held on February 13, 2003 before a Nasdaq Listing Qualifications Panel, a determination was made to continue the listing of the company's securities on the Nasdaq SmallCap Market.

    On or about March 14, 2003, the company filed a current report on form 8-K regarding a required public filing with the Securities and Exchange Commission and Nasdaq of a balance sheet, no older than 45 days, evidencing stockholders' equity of at least $2.5 million.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MKTG SERVICES, INC.

                                          (Registrant)

                                          By:       /s/ J. Jeremy Barbera
                                           .....................................
                                                    J. JEREMY BARBERA
                                                  CHAIRMAN OF THE BOARD,
                                               CHIEF EXECUTIVE OFFICER AND
                                             INTERIM CHIEF FINANCIAL OFFICER

Date: May 15, 2003

                                CERTIFICATES

                              MKTG SERVICES, INC.
                CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND
                            CHIEF FINANCIAL OFFICER

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

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

           c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                          By:       /s/ J. JEREMY BARBERA
                                           .....................................
                                                    J. JEREMY BARBERA
                                          CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
                                            OFFICER AND INTERIM CHIEF FINANCIAL
                                           OFFICER (PRINCIPAL EXECUTIVE OFFICER
                                             AND PRINCIPAL ACCOUNTING OFFICER)