Form 10-K
MKTG SERVICES INC
filed 2003-10-15
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________
                         Commission file number 0-16730

                               MKTG SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                 88-0085608
      (State or other jurisdiction
    of incorporation or organization)       (I.R.S. Employer Identification No.)

            333 Seventh Avenue
            New York, New York                                   10001
    --------------------------------------                   --------------
   (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:                   (917) 339-7150
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                  --------------
Securities registered pursuant to Section 12(g) of the Act:
                                                                  --------------
                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate be check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           X  Yes   No
                           --     --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] As of October 10, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,235,467.

As of October 10, 2003 , there were 1,092,367 shares of the Registrant's common stock outstanding.

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

Item 1 - Business
-----------------

General
-------
MKTG Services, Inc. (" The Company or MKTG") is a leading relationship marketing company focused on assisting corporations with customer acquisition and retention strategies and solutions. Employing highly customized telemarketing and telefundraising operations, MKTG delivers campaigns that strengthen brands, increase customer loyalty and consistently yield a high net return for its clients. MKTG provides relationship-marketing solutions to approximately 100 clients with revenues for the fiscal year ended June 30, 2003 of $15.8 million. The Company currently has over 70 full-time employees with its operations in Los Angeles and New York.

The Company's Strategy
----------------------

MKTG's strategy to enhance its position as a value-added premium provider of relationship marketing services is to:

o Focus on our existing relationship marketing services business;

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

During the past seven years, the Company has acquired or formed several direct marketing and related companies. Do in part to decreased market demands and limited capital resources the Company disposed or ceased operations of all such companies except its teleservices operations.

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

October 1996            Metro Direct, Inc.                              Develops and markets a variety of
                                                                        database marketing and direct marketing products.
                                                                        (sold as part of the December 2002 sale of the direct
                                                                        market business)

July 1997               Pegasus Internet, Inc.                          Provides a full suite of Internet services including
                                                                        content development and planning, marketing
                                                                        strategy, on-line ticketing system development, technical
                                                                        site hosting, graphic design, multimedia production
                                                                        and electronic commerce.(these operations were
                                                                        either terminated or moved to other operating ivisions)

December 1997           Media Marketplace, Inc.                         Specializes in providing list
                        Media Marketplace Media Division, Inc.          management, list brokerage and media planning and buying
                                                                        services. (sold as part of the December 2002 sale of  the
                                                                        direct market business)


May 1998                Formed Metro Fulfillment, Inc.                  Performed services such as on-line commerce, real-time
                                                                        database management inbound/outbound customer service,
                                                                        custom packaging, assembling, product warehousing,
                                                                        shipping, payment processing and retail distribution.
                                                                        (sold in March and September of 1999)

January 1999            Stevens-Knox & Associates, Inc.                 Specializes in providing list
                        Stevens-Knox List Brokerage, Inc.               management, list brokerage and
                        Stevens-Knox International, Inc.                database management services. (sold as part of
                                                                        the December 2002 sale of  the direct market business)

May 1999                CMG Direct Corporation                          Specializes in database services. (part of this business
                                                                        became WiredEmpire, the balance was sold as part of the
                                                                        December 2002 sale of the direct marketing business)

October 1999            Acquired 87% of Cambridge Intelligence
                        Agency and formed WiredEmpire, Inc.             A licensor of email marketing tools.

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




March 2000              The Coolidge Company                            Specializes in list management
                                                                        and list brokerage services. (sold in July 2001)

September 2000          Begin plan to discontinued the operation of WiredEmpire, Inc. (completed in January 2001).



Capital Stock and Certain Financing Transactions
------------------------------------------------

In August 2001, the Company entered into a stand by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard"). The letter of credit was collateralized by cash and has been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. The letter of credit was subject to an annual facility fee of 1.5%. The remaining obligation was settled in January 2003 and accordingly the letter of credit was terminated.

On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 149 shares of Series E preferred stock into 79,767 shares of common stock.


In November 2002, the Company repaid approximately $.3 million balance of one credit facility. In connection with the sale of the Company's Northeast Operations (See Note 3), another credit facility of approximately $.3 million was fully repaid and terminated in December 2002.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split. (See Note 2). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believes that its subsequent issuance of common shares for the redemption of its preferred stock (See Note 15) has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2,5000,000 and further that the Company file its quarterly report on Form 10Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2,5000,000. On May 22, 2003, the Company received notification from Nasdaq that the Company satisfactorily demonstrated compliance and, accordingly, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file.

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the years ended June 30, 2003, 2002 and 2001 has been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

In connection with the sale of the Northeast Operations, the Company recognized a loss on disposal of discontinued operations of approximately $.2 million in the year ended June 30, 2003. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments. There was no tax impact on this loss.


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


On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this document.


In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003.


In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with a holdback agreement. The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern

District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $965,000 plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the year ending June 30, 2003.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations for the next twelve months. As explained in Note 3, the Company recently sold off substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instituted cost reduction measures, including the reduction of workforce. The Company believes, based on past performance as well as the reduced corporate overhead, that its remaining operations should generate sufficient future cash flow to fund operations. Failure of the remaining operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.


The  Telemarketing / Telefundraising Industry
---------------------------------------------

Overview. Telemarketing is used for a variety of purposes including fundraising, lead-generation and prospecting for new customers, enhancing existing customer relationships, exploring the potential for new products and services and establishing new products. Unlike traditional mass marketing aimed at a broad audience and focused on creating image and general brand or product awareness, successful telemarketing requires the identification and analysis of customers and purchasing patterns. Such patterns enable businesses to more easily identify and create a customized message aimed at a highly defined audience.

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

Industry Growth. The Company provides telemarketing and telefundraising services primarily to the non-profit sector. As such, the Company's business activities and operations are exempt from the effects of the new National Do Not Call Registry amendment to the Telemarketing Sales Rules of the Federal Trade Commission, which has it's strongest effect on the retail "cold calling" telemarketing industry . The company's client base consists of various non-profit organizations which rely on the Company's services for soliciting charitable donations, program subscriptions, and other functions related to general fund raising. These areas are exempt from the rules governed by the National Do Not Call Registry. The Company sees no ill effects to either its ability to perform its current business operations or to grow its business operations within the non-profit telemarketing and telefundraising sector.

Services. The Company's operating business provides comprehensive custom telemarketing/telefundraising. The principal advantages of customized services include: (i) the ability to expand and adapt a database to the client's changing business needs; (ii) the ability to have services operate on a flexible basis consistent with the client's goals; and (iii) the integration with other direct marketing, Internet, database management and list processing functions, which are necessary to keep a given database current. The services offered by the Company are described below.



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

Marketing and Sales
-------------------
The Company's marketing strategy is to offer customized solutions to clients' telemarketing/telefundraisingrequirements. Historically, the Company's operating businesses have acquired new clients and marketed their services by attending trade shows, advertising in industry publications, responding to requests for proposals, pursuing client referrals and cross-selling to existing clients. The Company targets those companies that have a high probability of generating recurring revenues because of their ongoing telemarketing/telefundraising needs.

The Company markets its services through a sales force consisting of both salaried and commissioned sales persons.

On-site telemarketing and telefundraising fees are generally based on hourly billing rates and a mutually agreed percentage of amounts received by the Company's clients from a campaign. Off-site fees are typically based on a mutually agreed amount per telephone contact with a potential donor without regard to amounts raised for the client.

Client Base
-----------

The Company believes that its diversified client base is a primary asset, which contributes to stability and the opportunity for growth in revenues. The Company has approximately 100 clients who utilize its telemarketing services. Its customized marketing capabilities combine comprehensive traditional marketing tactics with an aggressive integration of sophisticated software applications, Telefund and TeleSales, which track leads and results. Operating in Los Angeles, CA as well as in a variety of on-site locations throughout United States, the Company provides strategic services to prominent organizations in key markets including: Entertainment, Performing Arts, Education, Healthcare and Nonprofit. No single client accounted for more than 10% of total revenue for the fiscal years ended June 30, 2003, 2002 and 2001.

Competition
-----------
The relationship marketing services industry is highly competitive and fragmented, with no single dominant competitor. The Company competes with companies that have more extensive financial, marketing and other resources and substantially greater assets than those of the Company, thereby enabling such competitors to have an advantage in obtaining client contracts where sizable asset purchases or investments are required. The Company also competes with in-house telemarketing/telefundraising operations of certain of its clients or potential clients.

Competition is based on quality and reliability of services, technological expertise, historical experience, ability to develop customized solutions for clients, technological capabilities and price. The Company believes that it competes favorably, especially in the media and entertainment, performing arts, education and healthcare sectors. The Company's principal competitors include:
DCM Telemarketing, Share Group and Arts Marketing Services, Inc. The current market is highly competitive and the Company anticipates that new competitors will continue to enter the market. These competitors tend to have greater financial, technical and marketing resources than the Company.

Facilities
----------
The Company leases all of its real property. Facilities for its headquarters are in New York City; its sales and service offices are located in El Segundo, California and its call center is also located in El Segundo, California. The Company believes that its remaining facilities are in good condition and are adequate for its current needs through fiscal 2004. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources are all adequate for its needs through fiscal 2004.

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

Employees
---------
At June 30, 2003, the Company employed approximately 811 persons, of whom 76 were employed on a full-time basis.

Item 2 - Properties
-------------------

The Company had owned land and buildings in Houston and Atlanta, which were included in the sale of Grizzard (see Note to the Company's consolidated financial statements included in this Form 10-K). In addition, the Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 14 of Notes to the Company's consolidated financial statements included in this Form 10-K.



              Location                       Square Feet
              ----------                     -----------
              New York, New York                 500
              El Segundo, California            12,800

 In addition, the Company is currently leasing approximately 36,900 square feet in New York, California, Pennsylvania and Massachusetts which is not being currently utilized. Accordingly, the Company has provided for the future estimated cost of these leases.

Item 3 - Legal Proceedings
--------------------------

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

In June 2002, the Company entered into a tolling agreement with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock. In January 2003, a lawsuit was filed in Alabama, Circuit Court for Jefferson County by certain plaintiffs involved in the Agreement. The action was filed against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. This lawsuit was settled during fiscal year 2003 and was fully covered by the Company's insurance.

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

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split. (See Note 2). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believes that its subsequent issuance of common shares for the redemption of its preferred stock (See Note 15) has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2,5000,000 and further that the Company file its quarterly report on Form 10Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2,5000,000. In addition, the filing of this Form 10Q further provides evidence of shareholders' equity of at least $2,5000,000. On May 22, 2003, the Company received notification from Nasdaq that the Company satisfactorily demonstrated compliance and, accordingly, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.


Item 4 - Submission of matters to a vote of security holders
-------------------------------------------------------------

Not applicable.


                                     PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

The common stock of the Company trades on the NASDAQ National Market under the symbol "MKTG." Prior to July 30, 2001, the Company traded under the symbol "MSGI." The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the
NASDAQ:

                                                Low                High
Fiscal 2003                                     ---                ----
             Fourth Quarter                    $1.30               $2.35
             Third Quarter                       .12                1.98
             Second Quarter                      .10                 .32
             First Quarter                       .13                 .75
Fiscal 2002
            Fourth Quarter                     $0.25               $2.34
            Third Quarter                        .90                3.25
            Second Quarter                      2.04                5.05
            First Quarter                       2.10                7.50



On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 149 shares of Series E preferred into 79,767 shares of common stock.

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

In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income(loss) attributable to common stockholders for the period ended June 30, 2003.

As of June 30, 2003, there were approximately 1,019 registered holders of record of the Company's common stock.

The Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split. (See Note 2). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believes that its subsequent issuance of common shares for the redemption of its preferred stock has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2,5000,000 and further that the Company file its quarterly report on Form 10Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2,5000,000. On May 22, 2003, the Company received notification from Nasdaq that the Company satisfactorily demonstrated compliance and, accordingly, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file.


The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


Item 6 - Selected Financial Data
--------------------------------

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2003 have been derived from the Company's audited consolidated financial statements. This financial information should be read in conjunction with management's discussion and analysis (Item 7) and the notes to the Company's consolidated financial statements (Item 14).

                                                                                 Historical
                                                                             Years ended June 30,
                                                ---                          --------------------
                                                                    (In thousands, except per share data)
                                                 1999(1)          2000 (2)         2001          2002(15)       2003(16)
                                                 -------          -------          -----         --------       --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues (11)                                    $ 33,489         $ 62,488         $ 16,860      $ 16,027       $  15,833

Amortization and depreciation                    $  2,282         $  6,028         $    351      $    393       $     224

Income (loss) from operations                    $ (7,072)        $(11,292)        $ (4,996)     $(18,011) (12) $   3,112 (17)
Income (loss) from continuing operations         $ (7,646) (3)    $(41,130) (6)    $(14,670)(8)  $(18,266)      $   3,940


(Loss) gain from discontinued operations                  -       $(34,543) (7)    $ 1,252 (9)   $  1,873  (13) $  (1,480) (18)



Net income (loss)                                $  (7,646)       $(75,673)        $(65,839)     $(65,683)      $ (2,615) (19)

Net income (loss) available to common
stockholders                                     $ (20,181)(4)    $(75,673)        $(66,492) (10)$(66,096)(14)  $ 11,356  (20)

Income (loss) per diluted share (21) :

    Continuing operations                        $  (66.60)       $ ( 74.24)       $ ( 22.07)    $ (24.44)      $ 15.62
    Discontinued operations                              -          ( 62.35)         ( 56.78)      (62.03)        (1.29)
    Cumulative effect of change in accounting            -                -          ( 21.15)          -          (4.43)
                                                 -----------      ---------        ---------     --------       --------
                                                 $  (66.60)       $ (136.59)       $ (100.00)    $ (86.47)      $  9.90
     Weighted average common shares
           Outstanding-diluted                         303              554              665          764           1,147

OTHER DATA:

EBITDA  (5)                                      $  (4,346)       $ (4,844)        $ (4,645)     $  (4,718)     $(1,534)

Net cash used in operating activities:           $     (45)       $(11,357)        $ (1,764)     $ (13,086)     $ (2,726)
Net cash (used in) provided by investing
activities:                                      $ (18,939)       $(60,116)        $  (133)      $  72,894      $  13,447
Net cash provided by (used in) financing
activities:                                      $  16,035        $ 78,904         $ (3,704)     $ (6,081)      $(12,955)
Net cash (used in) provided by discontinued
operations                                              -         $  (812)         $ (1,789)     $ (50,118)     $  (988)

                                                                                  Historical
                                                                                As of June 30,
                                                                                (In thousands)

CONSOLIDATED BALANCE SHEETS DATA:                1999             2000             2001          2002           2003
                                                 ----             ----             ----          ----           ----
Cash and cash equivalents                        $3,285           $  9,904         $ 1,725       $ 4,438        $  1,217
Working capital (deficit)                        $(9,647)         $    813         $ 29,146      $ 14,004       $    712
Total goodwill and intangible assets             $56,978          $ 154,016        $ 54,363      $ 2,317        $  2,297
Total assets                                     $97,627          $ 245,567        $ 170,390     $ 50,168       $  7,648

Total long term debt, net of current portion     $ 5,937          $  36,157        $ 4,429       $  176         $     -
Total stockholders' equity                       $48,928          $ 113,957        $ 68,778      $ 1,390        $  3,108


(1) Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens-Knox List Brokerage, Inc., Stevens-Knox List Management, Inc. and Stevens-Knox International, Inc. (collectively, "SKA"). The results of operations for SK&A are included in the consolidated statements of operations beginning January 1, 1999. Effective March 1, 1999 the Company sold 85% of its subsidiary Metro Fulfillment. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. On May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct, Inc. The results of operations are included in the consolidated statements of operations beginning May 14, 1999. The results for the year ended June 30, 1999 have not been restated to reflect discontinued operations resulting from the sale of the Northeast operations and Grizzard. Please refer to the footnotes number 15 and 16 below.

(2) On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company. On March 22, 2000 the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. Effective October 1, 1999, the Company acquired 87% of the outstanding common shares of The Cambridge Intelligence Agency. The results of operations for these acquisitions are included in the consolidated statements of operations from the date of the respective acquisition. The results for the year ended June 30, 1999 have not been restated to reflect discontinued operations resulting from the sale of the Northeast operations and Grizzard. Please refer to the footnotes number 15 and 16 below.

(3) Loss from continuing operations includes a severance charge of $1,125 and a compensation expense on option grants of $444 which were granted at exercise prices below market value.

(4) Net loss available to common shareholders includes the impact of dividends on preferred stock for (a) adjustment of the conversion ratio of $11,366 for exercises of stock options and warrants; (b) $949 in cumulative undeclared preferred stock dividends; and (c) $220 of periodic non-cash accretions of preferred stock.

(5) EBITDA is defined as earnings from continuing operations before interest, income tax, depreciation, amortization and other non-recurring and non-cash items. EBITDA should not be construed as an alternative to operating income or net income (as determined in accordance with generally accepted accounting principles), as an indicator of MKTG's operating performance, as an alternative to cash flows provided by operating activities (as determined in accordance with generally accepted accounting principles), or as a measure of liquidity. EBITDA is presented solely as a supplemental disclosure because management believes that it enhances the understanding of the financial performance of a company with substantial amortization and depreciation expense. MKTG's definition of EBITDA may not be the same as that of similarly captioned measures used by other companies.

EBITDA Reconciliation:                           1999(1)    2000(2)    2001(22)  2002       2003
                                                 ----       ----       ----      ----       ----
     Loss from operations                        $(7,072)   $(11,292)  $(4,996)  $(18,011)  $3,112
     Depreciation and amortization                 2,282       6,027       351        393   $  224
     Goodwill write-down                               -           -         -      6,500        -
     Loss (gain) on sale of subsidiary                 -           -         -          -        -
     Compensation expense on option grants and
     severance                                       444         106         -          -        -
     Abandoned lease reserve / gain on
     termination                                       -           -         -      6,400    (3,905)
     Legal settlements and legal fees                  -         315         -          -      (965)
                                                 -------    ---------  --------  --------   -------

     EBITDA                                      $ (4,346)  $(4,844)   $ (4,645) $(4,718)   $(1,534)
                                                 ========   ========   ========= ========   ========


(6) Loss from continuing operations includes a charge for $27,216 for write-downs of certain Internet investments.

(7) On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary, which at the time included the assets of Pegasus Internet, Inc. The Company shut down operations, which was completed by the end of January 2001. The estimated losses associated with WiredEmpire are $34,543 and are reported as discontinued operations. All prior period results have been classified as discontinued operations.

(8) Loss from operations includes a write-down of Internet investments of $7,578 and expenses associated with settlement of litigation of $1,298.

(9) In January 2001, the company sold certain assets of WiredEmpire for a gain of $1,252.

(10) Net loss available to common stockholders includes a cumulative effect of a change in accounting of $14,064 in connection with the adoption of EITF 00-27.

(11) Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

(12) Loss from operations includes an impairment write-down of goodwill of $6,500 and a write-down of abandoned leased property of $6,400.
(13) Discontinued operations include a loss on early extinguishment of debt of $4,859.

(14) Net loss available to common stockholders includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

(15) Effective July 31, 2001, the Company sold Grizzard Communications Group, Inc. The results of operations for Grizzard are no longer included in the Company's results from the date of sale. Amounts have been reclassified to discontinued operations


(16) In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations

(17) Income from operations includes a gain on termination of lease of $3.9 million.

(18) In December 2002, the Company sold certain assets of the Northeast Operations for a loss of $0.2 million

(19) Net loss includes a gain from settlement of lawsuit of $1.0 million and a loss from a cumulative effect of change in accounting of $5.1 million.

(20) Net gain / (loss) available to common shareholders contains a gain (deemed dividend) on redemption of preferred stock of $13.9 million.

(21) On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this document.

(22)

The following is a summary of the quarterly operations for the years ended June 30, 2002 and 2003.



                                                                        Historical
                                                                    Quarter ended June 30,
                                                             (In thousands, except per share data)
                                                                          (unaudited)

                                                     9/30/2001(9)   12/31/2001(9)    3/31/2002(9)  6/30/2002(9)
                                                     ---------      ----------       ---------     ---------
Revenues (1)                                         $ 3,793        $  2,926         $ 3,381       $ 5,927
Loss from operations                                 $(1,340)       $ (1,904)        $(7,826) (2)  $(6,941) (3)
Net loss                                             $(10,314)      $ (4,177)        $(39,439)     $(11,753)
Net loss available to common stockholders            $(10,314)      $ (4,177)        $(39,852) (4) $(11,753)
Basic and diluted loss per share (5):
     Continuing operations                           $  (2.75)      $  (2.38)        $ (10.20)     $ ( 9.11)
     Discontinued operations                           (15.71)         (3.52)          (38.67)       ( 4.13)
     Cumulative effect of change in accounting               -             -                -              -
                                                     ---------------------------------------------------------
Basic and diluted loss per share                     $  (18.46)     $  (5.90)        $ (48.88)     $ (13.24)
                                                     =========================================================



                                                                              Historical
                                                                        Quarter ended June 30,
                                                                 (In thousands, except per share data)
                                                                             (unaudited)

                                                     9/30/2002(9)   12/31/2002(9)    3/31/2003(9)  6/30/2003(9)
                                                     ---------      ----------       ---------     ---------
Revenues (1)                                         $ 4,504        $ 3,159          $ 3,483       $ 4,687
Loss from operations                                 $  (109)       $ 3,362 (6)      $ (322)       $ 181
Net income (loss)                                    $(5,317)  (7)  $ 2,636          $ (403)       $ 470
Net income (loss) available to common stockholders   $(5,317)       $ 2,636          $ 13,567 (8)  $ 470
Basic and diluted loss per share (5):
     Continuing operations                           $  2.48        $ 10.16          $ 100.40      $ 11.92
     Discontinued operations                           (2.00)         (2.16)            (.48)        (5.68)
     Cumulative effect of change in accounting        (15.36)             -                -        (20.08)
                                                     -------------------------------------------------------
Basic and diluted loss per share                     $(14.88)       $  8.00          $  99.92      $(13.84)
                                                     =======================================================

(1)            Prior periods presented have been restated in accordance with SAB
               101. See Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K.
(2)            Includes a write-off due to goodwill impairment of $6,500.
(3)            Includes a write-down of abandoned leased property of $6,400.
(4) Includes a net deemed dividend(loss on redemption)in the amount of $413 for the quarters ending March 31,2002 in connection with the redemption of preferred stock.
(5) On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this
(6)            Includes a gain on termination of lease of $3.9 million.
(7) Includes a gain on settlement of lawsuit of $1.0 million and a loss from cumulative effect of change in accounting principle of $5.1 million.
(8) Includes a gain on redemption of preferred stock of $13.9 million.
(9) In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included in the company's results from the date of sale. Amounts have reclassified to discontinued operations

Item 7 - Management's Discussion and Analysis
---------------------------------------------

Overview
--------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve-month period ended June 30, 2003. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-K.

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

Goodwill and Intangible Assets:

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company completed the transition requirements under SFAS No. 142. The Company determined that it had three reporting units. Reporting unit 1 represents operations of list sales and services and database marketing. Reporting unit 2 represents the operations of telemarketing. Reporting unit 3 represents the operations of web site development and design. The company recognized and impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for reporting units 1 and 3. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the Northeast Operations (See Note 3), the only remaining reporting unit consists of telemarketing. The remaining Goodwill relating to the Northeast Operations of approximately $8.1 million was included in loss from discontinued operations for the year ended June 30, 2003. At June 30, 2002, approximately $13.2 million of goodwill was included in net liabilities of discontinued operations.

Prior to the adoption of SFAS 142 on July 1, 2002, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.


Intangible assets consist of capitalized software, which is being amortized under the straight-line method over 5 years. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Long-Lived Assets:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

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

The Company's business tends to be seasonal. Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the springtime and continue during the summer months.



Results of Operations Fiscal 2003 Compared to Fiscal 2002
---------------------------------------------------------

Revenues of approximately $15.8 million for the year ended June 30, 2003 (the "Current Period") decreased by $0.2 million or 2% over revenues of $16.0 million during the year ended June 30, 2002 (the "Prior Period"). The decrease is due primarily to decreased teleservices billing. The decrease in such billing is a direct result of the impact of a weaker economy resulting in a reduction in our clients' marketing campaigns.

Salaries and benefits of approximately $13.8 million in the Current Period decreased by approximately $1.8 million or 12% over salaries and benefits of approximately $15.6 million in the Prior Period. Salaries and benefits decreased due to decreased head count in several areas of the Company. The Company has been actively consolidating its offices and infrastructure. Redundant functions in operations were eliminated due to the consolidation of offices with the move of the call center in the Fall of 2001. In connection with a reduction in force, corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer voluntarily forgave part of his base compensation to effect a reduction of approximately 30% to $350,000. The Chief Accounting Officer also forgave part of her base compensation to effect a reduction of approximately 30% and $125,000 per year and in addition, due to medical reasons resigned as Chief Accounting Officer of the Company in March 2003. The Chief Executive Officer has assumed the duties as the Chief Accounting Officer until such a replacement has been elected.

Direct costs of approximately $0.6 million in the Current Period remained consistent with direct costs of $0.6 million in the Prior Period. Direct costs as a percentage of revenue was 4% and 4% for the Current Period and the Prior Period, respectively.

Selling, general and administrative expenses of approximately $1.9 million in the Current Period decreased by approximately $2.5 million or 55% over comparable expenses of $4.4 million in the Prior Period. Of the decrease, approximately $0.9 million is attributable to reductions in rent expenses for both the Los Angeles operations and Corporate office as a result of consolidation of office spaces. Approximately $0.5 million is attributable to reductions in professional fees such as legal and accounting services. The remaining reductions occurred in areas such as marketing, travel and entertainment and office expenses due to the consolidation of certain office spaces and the reduction of head count

In the Prior Period, the Company realized an expense of approximately $6.4 million as a result of booking reserves for the cost of certain abandoned property.

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

In the prior period, due to the weakened economy and lower than expected results, the Company had determined that there may not be sufficient cash flows to recover the remaining book value of goodwill. As a result, the Company recognized an impairment charge of approximately $6.5 million, which is included in loss from continuing operations.

Depreciation and amortization expense of approximately $.2 million in the Current Period decreased by approximately $.2 over expense of approximately $.4 million in the Prior Period. The decrease is primarily due to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The Company adopted the new pronouncement as of July 1, 2002. This Statement eliminates amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life will continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test as of the adoption date in addition to an impairment test of its existing goodwill based on a fair value concept.

During the Current Period, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $965,000 plus reimbursement of mailing costs.

Net interest expense of approximately $0.1 million in the Current Period decreased by approximately $0.2 million over net interest income of approximately $0.1 million in the Prior Period. Net interest income decreased primarily due to the decrease in interest rates coupled with the decrease in average cash.

The net provision for income taxes of approximately $0.05 million in the Current Period decreased by approximately $0.05 million over net provision for income taxes of approximately $0.1 million from the Prior Period. In addition, the Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, income from continuing operations item of $3.9 million in the Current Period increased by $22.2 million over comparable loss of $18.3 in the Prior Period. .

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

In connection with the sale of the Northeast Operations, the Company realized a loss on disposal of discontinued operations of approximately $.2 million in the year ended June 30, 2003. The loss primarily results from the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

For the year ended June 30, 2002, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain From Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

As of December 31, 2002, the Company completed the transition requirements under SFAS No. 142. There is no impairment for its telemarketing unit. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for its list sales and database marketing and website development and design business. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting for the year ended June 30, 2003.

As a result of the above, net loss of approximately $2.6 million in the Current Period decreased by approximately $63.1 million over comparable net loss of $65.7 million in the Prior Period.

In the Current Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income(loss) attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million


Results of Operations Fiscal 2002 Compared to Fiscal 2001
---------------------------------------------------------

Revenues of approximately $16.0 million for the year ended June 30, 2002 (the "Current Period") decreased by $0.8 million or 5% over revenues of $16.8 million during the year ended June 30, 2001 (the "Prior Period"). The decrease was a direct result of the impact of a weaker economy resulting in a reduction in our clients' marketing campaigns. In addition, since September 11 unexpected client cancellations, postponed fundraising campaigns and lost clients contributed to the decrease. Furthermore, for a period of time following September 11 our telemarketing call center was closed and all campaigns for such period were cancelled.

Salaries and benefits of approximately $15.7 million in the Current Period decreased by approximately $0.5 million or 3% over salaries and benefits of approximately $16.2 million in the Prior Period due to decreased head count in various areas of the company during the current period.

Direct costs of approximately $.6 million in the Current Period decreased by $0.3 million or 33% over direct costs of $0.9 million in the Prior Period due to the lower costs associated with the telemarketing / teleservices business.

Selling, general and administrative expenses of approximately $4.4 million in the Current Period remained consistent with expenses of approximately $4.4 million in the Prior Period.

Reserve for rent on abandoned property of approximately $6.4 million in the Current Period represents a reasonable estimated reserve for all rent costs associated with certain leased property which has been abandoned by the Company.

Goodwill impairment of $6.5 million in the Current Period represents an impairment charge for the write down of goodwill. Due to the weakened economy and lower than expected results, based on current information, the Company has determined that there will not be sufficient cash flows to recover all of the remaining book value of goodwill.

Depreciation and amortization expense of approximately $0.4 in the Current Period remained consistent with expense of approximately $0.4 in the Prior Period. Settlement of litigation of approximately $.3 million and $1.3 million in the Current and Prior Periods, respectively, was due to the settlement of lawsuits with a previously owned subsidiary and one of their employees.

Interest expense and other, net of approximately $0.09 million in the Current Period decreased by approximately $0.8 million over interest expense and other, net of approximately $0.7 million in the Prior Period. Of the decrease, approximately $0.6 million is attributable to the sale of Grizzard in July 2001 and the repayment of the related debt. Interest expense and other net, excluding the effects of the disposition of Grizzard decreased by $0.2 million due to interest income on excess cash.

The net provision for income taxes of approximately $0.1 million in the Current Period decreased by approximately $0.05 million over net provision for income taxes of approximately $0.05 million from the Prior Period. In addition, the Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, net loss of approximately $65.7 million in the Current Period decreased by approximately $0.1 million over comparable net loss of $65.8 million in the Prior Period.

In the Prior Period, the Company sold certain assets of WiredEmpire for a gain of $1.3 million, which is included in loss from discontinued operations.

In connection with the sale of Grizzard, the Company fully paid the term loan of $35.5 million and $12.0 million line of credit. As a result, the Company recorded an extraordinary loss of approximately $4.9 million in the Current Period as a result of the early extinguishments of debt. This amount is included in loss from discontinued operations.

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

Critical Accounting Policies:

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue Recognition
o Allowances for Doubtful Accounts
o Goodwill and Intangible Assets
o Accounting for Income Taxes

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed the Company's critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2003 are as follows:

                        Rent Expense        Less: Sublease Income       Net Rent Expense

2004                     $    879,600          $   (79,200)               $  800,400
2005                          640,800              (45,300)                  595,500
2006                          439,700                                        439,700
2007                          439,680                -                       439,680
2008                          323,200                -                       323,200
Thereafter                    520,000                -                       520,000
                              -------          ------------                  -------
                           $3,243,000          $  (124,500)               $3,118,500

Debt: In November 2002, the Company repaid approximately $.3 million balance of one credit facility. In connection with the sale of the Company's Northeast Operations, another credit facility of approximately $.3 million was fully repaid and terminated in December 2002.

At June 30, 2003, the Company had amounts outstanding of approximately $.3 million on its remaining line of credit facility. The Company had approximately $1.1 million available on its line of credit as of June 30, 2003. As of June 30, 2003, the Company was in compliance with its line of credit covenants.

In August 2001, the Company entered into a stand by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard"). The letter of credit was collateralized by cash and has been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. The letter of credit was subject to an annual facility fee of 1.5%. The remaining obligation was settled in January 2003 and accordingly the letter of credit was terminated.

Preferred Stock: In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003.

On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 149 shares of Series E preferred into 79,767 shares of common stock.

The preferred shareholders converted 1,799 shares of preferred stock to 112,983 shares of common stock for the year ended June 30, 2002.

In February 2002, the Company recognized a loss on the redemption of preferred stock of approximately $.4 million reflected in net loss attributable to common stockholders. The loss is the result of the difference between the consideration paid for redemption of the preferred stock for $5.0 million cash and the carrying value of the preferred stock of $4.6 million which included a beneficial conversion feature of approximately $2.4 million.

On February 19, 2002, the Company entered into standstill agreements, as amended, with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company's commitments as a result of the standstill agreements included a partial redemption of 5,000 of the Series E preferred shares for $5.0 million, thereby reducing the number of Series E preferred shares to 23,201 at June 30, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5.0 million, less the carrying value of the preferred shares, including the beneficial conversion feature previously recorded to equity on the balance sheet, resulted in a deemed dividend of $0.4 million which was recorded to additional paid-in and included in the calculation of net loss attributable to common stockholders for the year ended June 30, 2002.

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 30,648 shares of common stock for proceeds of approximately $29.5 million, net of approximately $0.5 million of placement fees and expenses. The preferred stock was convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provided for liquidation preference under certain circumstances and accordingly had been classified in the mezzanine section of the balance sheet. The preferred stock had no dividend requirements.

After adjustment for the reverse stock split, the Series E Preferred Stock was convertible at any time at $1,174.70 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock was lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $587.52 per share, the market price on that date as adjusted for the reverse stock split. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $18.768 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The warrant was exercisable for a period of two years at an exercise price of $1,370.448, subject to certain anti-dilution adjustments. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock . The warrant expired in February 2002.

The Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believes that it can achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split. (See Note 2). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believes that its subsequent issuance of common shares for the redemption of its preferred stock has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2.5 million and further that the Company file its quarterly report on Form 10Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2.5 million. On May 22, 2003, the Company received notification from Nasdaq that the Company satisfactorily demonstrated compliance and, accordingly, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At June 30, 2003, the Company had cash and cash equivalents of $1.2 million and accounts receivable net of allowances of $1.8 million.

The Company realized income from continuing operations of $3.9 million in the Current Period. Cash used in operating activities from continuing operations was approximately $2.7 million. Net cash used in operating activities principally resulted from the income from continuing operations offset by gain on termination of lease, reduction in trade accounts payable and other non-cash items in the Current Period. The Company incurred losses from continuing operations of $18.3 million in the Prior Period. Cash used in operating activities from continuing operations was approximately $13.1 million. Net cash used in operating activities principally resulted from the loss from continuing operations offset by goodwill impairment, a decrease in accrued expenses and other liabilities and other non-cash items in the Prior Period.

In the Current Period, net cash of $13.4 million was provided by investing activities consisting of net proceeds from the decrease in restricted cash and proceeds from the sale of the Northeast operations, net of fees, offset by an increase in related party note receivable and purchases of property and equipment. In the Prior Period, net cash of $72.9 million was provided from investing activities consisting primarily of $78.6 million from proceeds from the sale of Grizzard offset by an increase in restricted cash, an increase in related party note payable and purchases of property and equipment .

In the Current Period, net cash of $12.8 million was used in financing activities. Net cash used in financing activities consisted of $4.8 million repayments of debt and capital leases, redemption of a portion of preferred stock of $6.0 million and repayment of proceeds from credit facilities of $2.0 million. In the Prior Period, net cash of $5.1 million was used in financing activities. Net cash used in financing activities consisted primarily of $5.0 million in redemption of a portion of preferred stock.

In the Current Period net cash of $1.0 million was used in discontinued operations. In the prior period, net cash of $50.1 million was used by discontinued operations.

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 187,500 restricted shares of common stock, plus a two-year warrant for 50,000 shares priced at $24 per share. The warrant is exercisable over a two year period. The warrant is valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, MKTG will launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance is $.8 million at June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the strategic partnership agreement and requesting payment of the remaining $.8 million, which has been categorized as a liability at June 30, 2002. The Company settled with Firstream during fiscal year 2003 for approximately $.2 million and the remaining liability was sold as part of the Northeast operations sale. There was no remaining liability at June 30, 2003.

In December 2002, the Company completed the sale of substantially all of the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the 'Northeast Operations') to Automation Research, Inc. ('ARI'), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the years ending June 30, 2003, 2002 and 2001 have been reclassed into a one-line presentation and is included in Loss from

Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

In connection with the sale of the Northeast Operations, the Company recognized a loss on disposal of discontinued operations of approximately $.2 million in the year ended June 30, 2003. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred. There was no tax impact on this loss.

On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. As a result of the sale agreement, the Company repaid a term loan of $35.5 million and a $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million for the year ended June 30, 2002 as a result of the early extinguishment of debt which is included in the loss from discontinued operations. For the year ended June 30, 2002, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain from Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments. The statement of operations and cash flows for the years ended June 30, 2002 and 2001 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

In January 2001, the Company sold certain assets of WiredEmpire for $1.3 million, consisting of $1.0 million in cash and $.3 million held in escrow, which was paid in May 2001. This transaction resulted in a gain on sale of assets of $1.3 million which is included in the statement of operations in Gain from disposal of discontinued operations. The statement of operations and cash flows for the year ended June 30, 2001 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. The estimated losses associated with WiredEmpire were approximately $34.5 million. These losses for WiredEmpire included approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal.

In September 2000 the Company offered to exchange the WiredEmpire preferred shares for MKTG common shares. During the fiscal year end June 30, 2001, the Company exchanged 41,042 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2003 and 2002, 48,000 shares of WiredEmpire preferred stock have not been exchanged and this is reported as minority interest in preferred stock of discontinued subsidiary as $280,946 for in each year.

Summary of Recent Accounting Pronouncements
-------------------------------------------

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 141,"Business Combinations," in its entirety and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test of its existing goodwill based on a fair value concept as of the date of adoption (see Note 8).

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 148 within this report.

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

On April 30, 2003, the FASB issued SFAS 149, Amendment of SFAS 33 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have an impact on its financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003. There was no impact from the adoption of this statement.

Item 7 (a) - Quantative and Qualitative Disclosure about Market Risk
---------------------------------------------------------------------
Not applicable

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------

The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------
None.

Item 9 (a) - Controls and Procedures
------------------------------------

                                    PART III

The information required by this Part III (items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

                                    Part IV

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------
(a)(1) Financial statements - see "Index to Financial Statements" on page 28.
   (2) Financial statement schedules - see "Index to Financial Statements" on page 28.
   (3) Exhibits:
2.1 Agreement and Plan of Merger By and Among MKTG Services, Inc., GCG Merger Corp., and Grizzard Advertising, Inc. (m)
2.2    Stock Purchase Agreement by and between Omnicom Group Inc. and
       MKTG Services, Inc.
3.1    Amended and Restated Articles of Incorporation (c)
3.2 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (b)
3.3 Certificate of Amendment to the Articles of Incorporation for change of name to All-Comm Media Corporation (f)
3.4    By-Laws (c)
3.5 Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 36,300,000 total (i)
3.6 Certificate of Amendment of Articles of Incorporation for change of name to Marketing Services Group, Inc. (k)
3.7 Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 75,150,000 total (n)
3.8 The Amended Certificate of Designation, Preferences and Relative, Participating and Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof for the Series D Convertible Preferred Stock (l)
3.9 Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of Marketing Services Group, Inc. (q)
3.10 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of
       Marketing Services Group, Inc. (r)
3.11 Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, Inc. (a)
10.1   1991 Stock Option Plan (d)
10.2 Security Agreement between Milberg Factors, Inc. and Metro Services Group, Inc. (j)
10.3 Security Agreement between Milberg Factors, Inc. and Stephen Dunn & Associates, Inc. (k)
10.4   J. Jeremy Barbera Employment Agreement (t)
10.5   Rudy Howard Employment Agreement (t)
10.6   Stephen Killeen Employment Agreement (t)
10.7   Form of Private Placement Agreement (j)
10.8 Purchase agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)
10.9 Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as of December 24, 1997 (l)
10.10 Registration Rights Agreement by and among the Company and GE Capital, dated as of December 24, 1997 (l)
10.11  Warrant, dated as of December 24, 1997,
       to purchase  shares of Common Stock of the Company (l)
10.12  First  Amendment to
       Preferred Stock Purchase Agreement Between General Electric Capital Corporation and Marketing Services Group, Inc. (o)

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

                                   MKTG SERVICES, INC.
                                   (Registrant)


                                   By: /s/ J. Jeremy Barbera
                                       ---------------------
                                       J. Jeremy Barbera
                                       Chairman of the Board and
                                       Chief Executive Officer
Date:  October 14, 2003

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

Signature                              Title                                              Date
------------------------------         -------------------------------------------        --------------------

/s/ J. Jeremy Barbera                  Chairman of the Board and Chief Executive          October 14, 2003
-------------------------------        Officer (Principal Executive Officer)
J. Jeremy Barbera



/s/ John T. Gerlach                    Director                                           October 14, 2003
-------------------------------
John T. Gerlach

/s/ Seymour Jones                      Director                                           October 14, 2003
-------------------------------
Seymour Jones


                      MKTG SERVICES, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 15]





(1)   FINANCIAL STATEMENTS:                                                Page
      ---------------------                                                ----
      Report of Independent Accountants                                    34-35

      Consolidated Balance Sheets as of June 30, 2003 and
          June 30, 2002                                                     36

      Consolidated Statements of Operations
          Years Ended June 30, 2003, 2002, and 2001                        37-38

      Consolidated Statement of Stockholders' Equity
          Years Ended June 30, 2003, 2002, and 2001                         39

      Consolidated Statements of Cash Flows
          Years Ended June 30, 2003, 2002, and 2001                         40

      Notes to Consolidated Financial Statements                           41-61


(2)   FINANCIAL STATEMENT SCHEDULES:
      ------------------------------

      Schedule II - Valuation and Qualifying Accounts                       62


      Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders
MKTG Services, Inc.

We have audited the accompanying consolidated balance sheet of MKTG Services, Inc. and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MKTG Services, Inc. and Subsidiaries as of June 30, 2003 and the results of its operations and its cash flows for the fiscal year then ended in conformity with auditing standards generally accepted in the United States of America.



The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, in addition to certain contingencies that may require significant resources, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


As discussed in Note 1 to the consolidated financial statements, during the year ended June 30, 2003 the Company changed its method of accounting for goodwill in accordance with the adoption of SFAS 142 "Goodwill and other intangible assets."



                                             /s/ Amper, Politziner & Mattia P.C.

October 10, 2003
Edison, New Jersey

                         Report of Independent Auditors

In our opinion, the consolidated balance sheet as of June 30, 2002 and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity for each of the two years in the period ended June 30, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of MKTG Services, Inc. and its Subsidiaries at June 30, 2002 and for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

                                                  /s/ PRICEWATERHOUSECOOPERS LLP


September 26, 2002, except for the reclassification and presentation of the discontinued operations of the Northeast Operations and Grizzard, Inc., as discussed in Note 3, as to which the date is October 14, 2003


New York, New York


                      MKTG SERVICES, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2003 AND 2002



ASSETS                                                          2003                 2002
------                                                          ----                 ----
Current assets:
    Cash and cash equivalents                               $ 1,216,642          $ 4,438,166
    Accounts receivable, net of allowance for doubtful
       accounts of $ 120,000 and $ 94,000, respectively       1,816,546            3,066,983
    Net assets of discontinued operations                             -           32,722,244
    Restricted cash                                                   -            4,945,874
Other current assets                                            475,164              446,456
                                                            -----------          -----------
        Total current assets                                  3,508,352           45,619,723

Property and equipment, net                                     747,530              907,087
Goodwill, net                                                 2,277,220            2,277,220
Intangible assets, net                                           20,000               40,000
Related party note receivable                                 1,050,309              978,534
Other assets                                                     44,109              345,709
                                                            -----------          -----------

        Total assets                                        $ 7,647,520          $50,168,273
                                                            ===========          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Short-term borrowing                                    $   261,385          $ 2,280,384
    Accounts payable-trade                                      456,266              881,399
    Accrued expenses and other current liabilities            1,877,069            5,007,640
    Net liabilities of discontinued operations                        -           18,608,365
    Current portion of long-term obligations                    201,062            4,837,321
                                                            -----------          -----------
        Total current liabilities                             2,795,782           31,615,109

Long-term obligations, net of current portion                         -              176,336
Other liabilities                                             1,463,132            6,321,798
                                                            -----------          -----------
        Total liabilities                                     4,258,914           38,113,243
                                                            -----------          -----------

Minority interest in preferred stock of
discontinued subsidiary                                         280,946              280,946

Convertible preferred stock - $.01 par value;
    0 and 18,750 shares authorized; 0 and 2,900 shares
    of Series E issued and outstanding
        as of June 30, 2003 and 2002                                  -           10,384,064

Commitments and contingencies

Stockholders' equity:
    Common stock - $.01 par value; 9,375,000 authorized;
      1,101,198 and 840,129 shares issued; 1,092,367 and
      831,298 shares outstanding as of June 30, 2003
      and 2002, respectively                                     11,011                8,401

    Additional paid-in capital                              220,258,236          229,899,188
    Accumulated deficit                                    (215,767,877)        (227,123,859)
    Less:  8,831 shares of common stock in
     treasury, at cost                                       (1,393,710)          (1,393,710)
                                                            ------------         ------------

        Total stockholders' equity                            3,107,660            1,390,020
                                                            ------------         ------------
        Total liabilities and stockholders' equity          $ 7,647,520          $50,168,273
                                                            ============         ============




The accompanying notes are an integral part of these Consolidated Financial Statements.


                      MKTG SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

                                                                2003                 2002               2001
                                                                ----                 ----               ----

Revenues                                                    $  15,832,655         $ 16,027,212      $ 16,860,191
                                                            -------------         ------------      ------------

Operating costs and expenses:
    Salaries and benefits                                      13,780,263           15,663,003        16,244,483
    Direct costs                                                  642,797              656,781           872,887
    Selling, general and administrative                         1,978,890            4,425,685         4,387,664
    Reserve for rent on abandoned property                              -            6,400,000                 -
    Gain on termination of lease                               (3,905,387)                   -                 -
    Goodwill impairment                                                 -            6,500,470                 -
    Depreciation and amortization                                 224,378              392,540           351,100
                                                              -----------          -----------       -----------
       Total operating costs and expenses                      12,720,941           34,038,479        21,856,134
                                                              -----------          -----------       -----------
Income (loss) from operations                                   3,111,714          (18,011,267)       (4,995,943)
                                                              -----------          ------------      ------------
Other income (expense):
     Loss on investments                                                -                    -        (7,577,560)
     Gain (loss) on legal settlement                              965,486             (246,000)       (1,297,970)
     Interest income (expense) and other, net                     (88,831)              91,128          (743,127)
                                                             -------------         ------------       -----------
       Income (loss) from continuing operations
         before provision for income taxes                      3,988,369          (18,166,139)      (14,614,600)
    Provision for income taxes                                     47,801               99,535            54,931
                                                             -------------         -----------       ------------
    Income (loss) from continuing operations                    3,940,568          (18,265,674)      (14,669,531)

    Discontinued operations:
       Loss from discontinued operations                       (1,260,003)         (49,290,293)      (52,421,036)
       Gain (loss) from disposal of discontinued operations      (220,396)           1,872,830         1,251,725
                                                              ------------         ------------       -----------
    Loss from discontinued operations                          (1,480,399)         (47,417,463)      (51,169,311)
                                                              ------------         ------------       -----------
Cumulative effect of change in accounting principle            (5,075,000)                   -                 -
                                                              ------------         ------------       -----------

Net loss                                                       (2,614,831)         (65,683,137)      (65,838,842)
                                                               -----------         ------------     -------------
Gain (deemed dividend) on redemption of preferred stock         13,970,813            (412,634)                -

Gain on redemption of preferred stock of discontinued
    subsidiary                                                           -                   -         13,410,273
                                                               -----------         ------------      ------------
Net income (loss) attributable to common stockholders
 before cumulative effect of change in accounting principle    11,355,982          (66,095,771)      (52,428,569)
Cumulative effect of change in accounting principle                     -                    -       (14,063,897)
                                                             ------------          ------------      ------------
Net income (loss) attributable to common stockholders        $ 11,355,982        $ (66,095,771)    $ (66,492,466)
                                                             ============        ==============    ==============



The accompanying notes are an integral part of these Consolidated Financial Statements.






                      MKTG SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001


                                                                2003                 2002               2001
                                                                ----                 ----               ----


Basic earnings (loss) per share:

Continuing operations                                           $18.33               $(24.44)         $(22.07)
    Discontinued operations                                      (1.52)               (62.03)          (56.78)
    Cumulative effect of change in accounting principle          (5.19)                    -           (21.15)
                                                               -------               -------          -------
Basic earnings (loss) per share                                $ 11.62               $(86.47)        $(100.00)
                                                               =======               =======         =========
Diluted earnings (loss) per share:

Continuing operations                                           $15.62               $(24.44)         $(22.07)
    Discontinued operations                                      (1.29)               (62.03)          (56.78)
    Cumulative effect of change in accounting principle          (4.43)                    -           (21.15)
                                                               -------               --------          -------
Diluted earnings (loss) per share                              $  9.90               $(86.47)         $(100.00)
                                                               =======               ========         =========



Weighted average common shares outstanding - basic              977,086              764,360           664,950
                                                              =========              =======           =======
Weighted average common shares outstanding - diluted          1,146,943              764,360           664,950
                                                              =========              =======           =======


The accompanying notes are an integral part of these Consolidated Financial Statements.


                      MKTG SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

                                                        Additional
                                       Common Stock      Paid-in   Deferred     Accumulated   Treasury Stock
                                    ------------------                                        -----------------
                                    Shares    Amount     Capital  Compensation   Deficit       Shares    Amount       Totals
                                    --------------------------------------------------------------------------------------------
Balance July 01, 2000              634,219    $6,342  $210,946,271         -  $(95,601,880)   (8,831)  $(1,393,710) $113,957,023

Shares issued upon exercise of
    stock options                      57          1         8,142                                                         8,143
Issuance of common stock for
     exchange of preferred stock
    of discontinued subsidiary      41,042       410     5,038,070                                                     5,038,480
Gain on redemption of
     WiredEmpire preferred stock                        13,410,273                                                    13,410,273
Issuance of common stock for
   settlement of earn-out provision 2,756         27       250,069                                                       250,096
Issuance of common stock in
  connection with settlement
   of lawsuit                       2,083         21       141,162                                                       141,183
Issuance of common stock for
  Firstream strategic partnership  31,250        313       865,788                                                       866,101
Issuance of warrants in connection
  with Firstream stock issuance                            945,537                                                       945,537
Beneficial conversion feature
 associated with Series E
 Preferred Stock                                        14,063,897                                                    14,063,897
Accretion of beneficial
 conversion feature - Series E
 Preferred Stock                                       (14,063,897)                                                 (14,063,897)

Net and comprehensive loss                                                     (65,838,842)                         (65,838,842)
                                   ---------------------------------------------------------------------------------------------

Balance June 30, 2001              711,407   $7,114    $231,605,312         - $(161,440,722)  (8,831)  $(1,393,710) $68,777,994
                                   =============================================================================================

Shares issued upon conversion of
    Series E Preferred Stock       112,983    1,130       756,667                                                       757,797
Issuance of common stock for
   settlement of earn-out
   provision                        15,739      157       299,843                                                       300,000
Redemption of  Series E Preferred
     Stock                                             (2,762,634)                                                   (2,762,634)

Net and comprehensive loss                                                     (65,683,137)                         (65,683,137)
                                    --------------------------------------------------------------------------------------------

Balance June 30, 2002              840,129    $8,401   $229,899,188          - $(227,123,859) (8,831)  $(1,393,710)   $1,390,020
                                   =============================================================================================

Shares issued upon conversion
 of  Series E Preferred Stock       79,767      798        502,555                                                      503,353
Redemption of Series E
  Preferred Stock                  181,302    1,812    (10,143,507)              13,970,813                           3,829,118
Net and comprehensive
loss                                                                             (2,614,831)                        (2,614,831)
                                 ----------------------------------------------------------------------------------------------
Balance June 30, 2003            1,101,198  $ 11,011  $220,258,236           - $(215,767,877) (8,831)  (1,393,710)   $3,107,660
                                 ==============================================================================================




The accompanying notes are an integral part of these Consolidated Financial Statements.




                      MKTG SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2003, 2002, AND 2001

                                                                     2003               2002            2001
                                                                     ----               ----            ----

OPERATING ACTIVITIES:
    Net loss                                                     $(2,614,831)     $(65,683,137)    $(65,838,842)
    Loss from discontinued operations                              1,480,399        47,417,463       51,169,311
    Cumulative effect of change in accounting principle            5,075,000                 -                -
                                                                 ------------     ------------      ------------
    Income (loss) from continuing operations                       3,940,568       (18,265,674)     (14,669,531)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Goodwill impairment                                                -         6,500,400                -
        Gain on termination of lease                              (3,905,387)                -                -
        Depreciation                                                 204,378           372,540          332,100
        Amortization                                                  20,000            20,000           20,000
        Loss on investments                                                -                 -         7,522,846
        Bad debt expense                                              82,465            88,000                 -
    Changes in assets and liabilities:
        Accounts receivable                                        1,167,972          (314,207)         (74,824)
        Other current assets                                         (28,708)         (163,497)          94,019
        Other assets                                                 301,600           (54,134)         339,497
        Trade accounts payable                                      (425,133)       (1,067,030)       1,628,425
        Accrued expenses and other liabilities                    (4,083,850)         (203,292)       3,044,016
                                                                  -----------         ---------       ---------
    Net cash used in operating activities                         (2,726,095)      (13,086,894)      (1,764,452)
                                                                  ----------       -----------        ---------
INVESTING ACTIVITIES:

    Purchases of property and equipment                              (44,821)         (769,042)        (133,944)
    Decrease (increase) in restricted cash                         4,945,874        (4,945,874)               -
    Proceeds from sale of Grizzard                                         -        78,609,258                -
    Proceeds from sale of Northeast Operations, net of fees        8,546,182                 -                -
                                                                   ----------        ----------         -------

    Net cash provided by (used in) investing activities           13,447,235        72,894,342         (133,944)
                                                                  ----------        ----------         --------
FINANCING ACTIVITIES:
    Redemption of preferred stock                                 (6,021,840)       (5,000,000)               -
    Expeditures from private placement of preferred shares           (29,753)          (44,971)               -
    Proceeds from issuance of common stock and warrants, net               -                 -        1,819,781
    Proceeds from sale of Series E convertible preferred stock, net        -                 -          (56,978)
    Increase in related party note receivable                        (71,775)       (1,000,000)               -
    Net (repayments on) proceeds from credit facilities           (2,018,999)          258,418          201,462
    Principal payments under capital lease obligations                     -                 -          (18,490)
    Repayment of related party notes payable                               -          (250,000)      (5,650,000)
    Repayments of long-term debt                                  (4,812,595)          (44,385)              --
                                                                  -----------          --------       ---------

    Net cash (used in) provided by financing activities          (12,954,962)       (6,080,938)      (3,704,225)
                                                                 ------------      ------------      -----------
Net cash (used in) provided by discontinued operations              (987,702)      (50,117,801)      (1,789,080)
                                                                  -----------      ------------      -----------
Net increase (decrease) in cash and cash equivalents              (3,221,524)        3,608,709       (7,391,701)
    Cash and cash equivalents at beginning of year                 4,438,166           829,457        8,221,158
                                                                   ----------       -----------      -----------

Cash and cash equivalents at end of year                          $1,216,642        $4,438,166         $829,457
                                                                  ==========        ==========         ========


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OVERVIEW AND PRINCIPLES OF CONSOLIDATION:
MKTG Services, Inc. ("MKTG" or the "Company") provides highly customized telemarketing and telefundraising services. Substantially all of the Company's business activity is conducted with customers located within the United States.

The consolidated financial statements include the accounts of MKTG and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries acquired during the year are recorded from the date of the respective acquisition. Subsidiaries sold during the year are presented as discontinued operations (See
Note 3).

Effective April 1, 2002, the Company changed its legal name from Marketing Services Group, Inc. to MKTG Services, Inc.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Liquidity:

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations and its unused line of credit should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations for the next twelve months. As explained in Note 3, the Company recently sold off substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. Failure of the remaining operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Goodwill:

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company completed the transition requirements under SFAS No. 142. The Company determined that it had three reporting units. Reporting unit 1 represents operations of list sales and services and database marketing. Reporting unit 2 represents the operations of telemarketing. Reporting unit 3 represents the operations of web site development and design. The company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for reporting units 1 and 3. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the Northeast Operations (See Note 3), the only remaining reporting unit consists of telemarketing. The remaining Goodwill relating to the Northeast Operations of approximately $8.1 million was included in loss from discontinued operations for the year ended June 30, 2003. At June 30, 2002, approximately $13.2 million of goodwill was included in net assets of discontinued operations.

Prior to the adoption of SFAS 142 on July 1, 2002, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.


Other Intangible Assets:

Other intangible assets consist of capitalized software, which is being amortized under the straight-line method over 5 years. The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Long-Lived Assets:

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 101, ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent" which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance, abandoned lease reserves and the allowance for doubtful accounts. Actual results could differ from those estimates.

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

Earnings (Loss) Per Share:

On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock was reduced to 9,375,000 shares. The effect of the stock split has been reflected in the balance sheets and statements of stockholders' equity and in all share and per share data in the accompanying consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from common stock account to paid-in-capital.

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period. Stock options and warrants with exercise prices below average market price in the amount of 22,776, 222,292 and 10,079 shares for the years ended June 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share as they are antidilutive as a result of net losses during the periods presented.

Convertible preferred stock in the amount of 1,584,661 shares for the year ended June 30, 2002 were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the periods presented. Contingent warrants in the amount of 222,292 shares, as well as, convertible preferred stock in the amount of 306,373 shares for the year ended June 30, 2001, were not included in the computation of diluted earnings per share as they were antidilutive as a result of net losses during the periods presented.

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

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:


                                                                  Years ended June 30,
                                                  --------------------------------------------------
                                                       2003             2002              2001
                                                  --------------   --------------    --------------
Net income (loss) available to common
  stockholders as reported ....................   $   11,355,982   $  (66,095,771)   $  (66,492,466)
Stock based-compensation recorded .............                              --                --
                                                  --------------   --------------    --------------

Subtotal ......................................       11,355,982      (66,095,771)      (66,492,466)
Stock-based compensation recorded under
  SFAS 123 ....................................          910,753        4,721,019         8,660,172
Proforma net income (loss) available                  ----------       ----------        ----------
 to common stockholders .......................   $   10,445,229   $  (70,816,790)   $  (75,152,638)
                                                  ==============   ==============    ===============
Earnings (loss) per share:
Basic earnings (loss) per share - as reported .   $      11.62     $    (86.47)      $    (100.00)
                                                  =============    =============     =============
Basic earnings (loss) per share - pro forma ...   $      10.69     $    (92.65)      $    (113.02)
                                                  =============    =============     =============
Diluted earnings (loss) per share - as reported   $       9.90     $    (86.47)      $    (100.00)
                                                  =============    =============     =============
Diluted earning (loss) per share - pro forma ..   $       9.11     $    (92.65)      $    (113.02)
                                                  =============    =============     =============

Pro forma net loss reflects only options granted in fiscal 1996 through 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants for fiscal years ended June 30, 2003, 2002 and 2001 as follows:

                Risk -free interest rate                     5.9% to 6.2 %
                Expected option life                    Vesting life+two years
                Dividend yield                                   None
                     Volatility                                  103%

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income in any period presented.

Summary of Recent Accounting Pronouncements:

Effective July 1, 2002, the Company adopted the provisions of SFAS No. 141,"Business Combinations," in its entirety and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. SFAS No. 141 eliminates the pooling-of-interests method of accounting and further clarifies the criteria for recognition of intangible assets separately from goodwill. SFAS No. 142 eliminates the amortization of goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Identifiable intangible assets with a determinable useful life continue to be amortized. The adoption required the Company to cease amortization of its remaining net goodwill balance and to perform a transitional impairment test of its existing goodwill based on a fair value concept as of the date of adoption (see Note 8).

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

Effective July 1, 2002, the Company adopted SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the disposal of long-lived assets. The objectives of SFAS No. 144 are to address significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and to develop a single accounting model, based on the framework established in SFAS No. 121, for the long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 recognition and measurement of the impairment of long-lived assets to be held and used. The Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize an impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. SFAS No. 144 supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for segments of a business to be disposed of. However, this Statement retains the requirement of APB Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The adoption of such pronouncement did not have an impact on the Company's financial position and results of operations.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based

Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure provisions of SFAS No. 148 within this report.

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

On April 30, 2003, the FASB issued SFAS 149, Amendment of SFAS 33 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that the adoption of SFAS 149 will have an impact on its financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. The Company has not entered into or modified any financial instruments subsequent to May 31, 2003. There was no impact from the adoption of this statement.


Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's lines of credit and long-term debt approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2003, 2002 and 2001.

Reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.


3. DISCONTINUED OPERATIONS

On July 31, 2001, the Company completed its sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 in cash, net of a working capital adjustment.

In December 2002, the Company completed the sale of substantially all of the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the 'Northeast Operations') to Automation Research, Inc. ('ARI'), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the years ending June 30, 2003, 2002 and 2001 have been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations. In addition, the assets and liabilities of the Northeast Operations have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2002.

In connection with the sale of the Northeast Operations, the Company recognized a loss on disposal of discontinued operations of approximately $.2 million in the year ended June 30, 2003. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred. There was no tax impact on this loss.

On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. As a result of the sale agreement, the Company repaid a term loan of $35.5 million and a $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million for the year ended June 30, 2002 as a result of the early extinguishment of debt which is included in the loss from discontinued operations. For the year ended June 30, 2002, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million which is included in the statement of operations in Gain from Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments. The statement of operations and cash flows for the years ended June 30, 2002 and 2001 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

In January 2001, the Company sold certain assets of WiredEmpire for $1.3 million, consisting of $1.0 million in cash and $.3 million held in escrow, which was paid in May 2001. This transaction resulted in a gain on sale of assets of $1.3 million which is included in the statement of operations in Gain from disposal of discontinued operations. The statement of operations and cash flows for the year ended June 30, 2001 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of its WiredEmpire subsidiary. The Company shut down the operations by the end of January 2001. The estimated losses associated with WiredEmpire were approximately $34.5 million. These losses for WiredEmpire included approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal.

In September 2000, the Company offered to exchange the WiredEmpire preferred shares for MKTG common shares. During the fiscal year end June 30, 2001, the Company exchanged 41,042 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2003 and 2002, 48,000 shares of WiredEmpire preferred stock have not been exchanged and this is reported as minority interest in preferred stock of discontinued subsidiary as $280,946 each year.


Revenue recognized for the years ended June 30, 2003, 2002 and 2001 relating to the discontinued operations, which is included in Loss from Discontinued Operations, was approximately $7.6 million, $22.9 million and $110.8 million, respectively. In connection with the disposal of the discontinued operations, the Company no longer provides services for the list sales and services, database marketing, website development design and marketing communication services product lines.

The major components of net assets of discontinued operations and net liabilities of discontinued operations at June 30, 2002 were as follows:

Assets:                                             Liabilities:
  Accounts receivable, net           $ 15,833,906    Accounts payable                $ 16,479,365
  Other current assets                    845,711    Accrued liabilities                  852,472
  Property, plant & equipment, net      2,352,458    Capital Leases                       114,577
  Goodwill and intangible assets, net  13,757,912    Other liabilities                  1,161,951
                                                                                     ------------
  Cash overdrafts                        (607,468)  Total liabilities                $ 18,608,365
  Other assets                            539,725                                    ============
                                     ------------
Total assets                         $ 32,722,244
                                     ============

4. ACCOUNTS RECEIVABLE

Accounts receivable consists of trade receivables, which represent sales made to customers for which short-term credit extensions are granted, which generally are not extended beyond 90 days. As of June 30, 2003 and 2002, the allowance for doubtful accounts for accounts receivables was approximately $120,000 and $94,000, respectively.

5. OTHER CURRENT ASSETS

Other current assets as of June 30, 2003 and 2002 consist of the following:

                        2003       2002
                    --------   --------
Prepaid insurance   $191,294   $ 49,080
Prepaid legal        130,951    136,745
Other                152,919    260,631
                    --------   --------
Total               $475,164   $446,456
                    ========   ========

6. INTERNET INVESTMENTS

During the fiscal year ended June 30, 2000, the Company acquired investments of approximately $7.6 million in certain internet companies. The Company has taken charges of approximately $7.6 million for unrealized losses on Internet investments made during the fiscal year ended June 30, 2001, based on all available information. The Company believes such losses are a result of significant changes in valuations of Internet stocks and the performance of those companies. The Company has suspended its Internet investment strategy and will focus all efforts on the profitability of its core direct marketing operations. There are no remaining internet investments recorded on the balance sheets as of June 30, 2003 and 2002.


7. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment at June 30, 2003 and 2002 consist of the following:

                                           2003           2002
                                    -----------    -----------

Office furniture and equipment      $ 1,279,237    $ 1,236,133
Leasehold improvements                  735,891        734,174
                                    -----------    -----------
                                      2,015,128      1,970,307
Less accumulated depreciation and
   amortization                      (1,267,598)    (1,063,220)
                                    -----------    -----------
                                    $   747,530    $   907,087
                                    ===========    ===========

8. GOODWILL AND OTHER INTANGIBLE ASSETS:

In 2002 the Company recorded a goodwill impairment charge of $35.9 million. $29.4 million has been reclassified to discontinued operation.

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

The Company completed the transition requirements under SFAS No. 142. The Company determined that it had three reporting units. Reporting unit 1 represents the operations of list sales and services and database marketing. Reporting unit 2 represents the operations of telemarketing. Reporting unit 3 represents the operations of web site development and design. There is no impairment for reporting unit 2. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for reporting units 1 and 3. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting principle for the year ended June 30, 2003. In connection with the sale of the Northeast Operations (See Note 3), the only remaining reporting unit consists of telemarketing.

The following table sets forth the components of goodwill, net as of June 30, 2003:



                                                Impairment        Sale of
                                 July 1, 2002      Losses       reporting Unit  June 30, 2003
                                ------------    ------------    --------------  ------------
Reporting unit -1                $12,939,561   $ (4,774,056)   $ (8,165,505)    $       --
Reporting unit -2                  2,277,220            --                --      2,277,220
Reporting unit -3                    300,944        (300,944)             --            --
                                ------------    ------------    ------------    -----------
                                $ 15,517,725    $ (5,075,000)   $ (8,165,505)   $ 2,277,220
                                ============    ============    =============   ============

Reporting unit - 1 represents list sales and services and database marketing Reporting unit - 2 represents telemarketing
Reporting unit - 3 represents website development and design

The following table sets forth the components of the intangible assets subject to amortization as of June 30, 2003 and June 30, 2002:



                                     June 30, 2003                                 June 30, 2002
                       -----------------------------------------------   -----------------------------------
                                      Gross                                Gross
                                     carrying    Accumulated              carrying    Accumulated
                       Useful life    amount    amortization     Net        amount    amortization     Net



                        --------     --------    ----------    ------     --------      -------      -------
Capitalized software     5 years     $100,000      $80,000     $20,000     $100,000     $60,000      $40,000
                        ========     ========    ==========    =======     ========     =======      =======


Amortization expense for the years ended June 30, 2003 and 2002 was approximately $20,000 each year, respectively.

Estimated amortization expense by fiscal year as of June 30, are as follows:


        2004          $ 20,000
                      --------
                      $ 20,000
                      ========


The following table provides a reconciliation of net income (loss) available for stockholders for exclusion of goodwill amortization:

                                                                         For the years ended June 30,

                                                                    2003              2002              2001
                                                                    ----              ----              ----

Reported net income (loss) attributable
  to Common stockholders                                  $   11,355,982    $  (66,095,771)   $  (66,492,466)
Add: Goodwill amortization                                          --             175,210           198,476
  Adjusted net income (loss) attributable                 ----------------------------------------------------
  to Common stockholders                                  $   11,355,982    $  (65,920,561)   $  (66,293,990)
                                                          ===================================================


Basic earnings (loss) per share:
Reported net income (loss) attributable
   to Common stockholders                                 $       11.62     $       (86.47)  $     (100.00)
Add: Goodwill amortization                                          --                 .23             .30
                                                          ---------------------------------------------------
Adjusted  net income (loss) attributable
   to Common stockholders                                 $       11.62     $       (86.24)$        (99.70)
                                                          ===================================================



Diluted earnings (loss) per share:
Reported net income (loss) attributable
    to Common stockholders                                $            9.90 $          (86.47)$         (100.00)
Add: Goodwill amortization                                          --                    .23               .30
                                                          ------------------------------------------------------
Adjusted net income (loss) attributable
  to Common stockholders                                  $            9.90 $          (86.24)$          (99.70)
                                                          ======================================================

9. SHORT TERM BORROWINGS:
The Company has a renewable two-year credit facility with a lender for lines of credit with a maximum availability of $2,000,000, collateralized by accounts receivable and other certain tangible assets of the Company. Borrowings are limited to the lesser of the maximum availability or 80% of eligible receivables. Interest is payable monthly at the Chase Manhattan prime rate plus 1 1/2%, but no less than 6%, with a minimum annual interest requirement of $50,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of June 30, 2003, there was an aggregate of approximately $1.1 million available under this line of credit.

The prime rate was 4.25% and 4.75% at June 30, 2003 and 2002, respectively.


10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2003 and 2002 consist of the following:

                                            2003        2002
                                        ----------   ----------

           Salaries and benefits      $  413,459   $1,702,172
           Due to Firstream                 --        893,459
           Abandoned lease reserves      441,468    1,112,392
           Accrued Legal                 764,292      832,519
           Accrued audit                 116,321      253,684
           Other                         141,529      213,414
                                      ----------   ----------
           Total                      $1,877,069   $5,007,640
                                      ==========   ==========



11. OTHER LIABILITIES

Other liabilities as of June 30, 2003 and 2002 consist of the following:

                                            2003         2002
                                      ----------   ----------

           Abandoned lease reserves   $1,443,835   $6,302,501
           Other                          19,297       19,297
                                      ----------   ----------
                     Total            $1,463,132   $6,321,798
                                      ==========   ==========


12. RELATED PARTY TRANSACTIONS:
On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MKTG common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $56,075 and $36,488 for the years ended June 30, 2003 and 2002. As of June 30, 2003, the interest due on October 15, 2002 of approximately $55,000 is in arrears. The note will be forgiven in the event of a change in control.

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

The Company repaid $5 million to GE Capital, a shareholder, in connection with the 1999 promissory note.

A former member of the Board of Directors is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $476,806, $921,901, and $1,014,524 for the years ended June 30, 2003, 2002 and 2001, respectively.

13. LONG TERM OBLIGATIONS:
Long-term obligations as of June 30, 2003 and 2002 consist of the following:

                                                         2003           2002
                                                  -----------    -----------

Promissory notes payable - maturity
    January 2004 (a)                              $   201,062    $   465,594


Hold back provision for
    Grizzard acquisition (b)                             --        4,548,063
                                                                 -----------

Total long-term obligations                           201,062      5,013,657
Less:  Current portion of long-term obligations      (201,062)    (4,837,321)
Discount on notes payable to bank                        --             --
                                                  -----------    -----------

Long-term obligations, net of current portion     $      --      $   176,336
                                                  ===========    ===========


              (a) In connection with an acquisition, the Company incurred promissory notes payable to a former shareholder, payable monthly at 5.59% interest per year through January 2004.

              (b) In August 2001, the Company entered into a stand-by letter of credit with a bank in the amount of approximately $4.9 million to support the remaining obligations under a certain holdback agreement with the former shareholders of Grizzard Communications Group, Inc. ("Grizzard"). The letter of credit was collateralized by cash, which had been classified as restricted cash in the current asset section of the balance sheet as of June 30, 2002. . In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with such agreement. The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use. Accordingly, the stand-by letter of credit was terminated

14. COMMITMENTS AND CONTINGENCIES:

Operating Leases:
-----------------
The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of June 30, 2003 are as follows:

                                 Less:
              Rent Expense   Sublease Income Net Rent Expense
              ------------   --------------  ----------------
       2004   $   879,600    $   (79,200)   $   800,400
       2005       640,800        (45,300)       595,500
       2006       439,700           --          439,700
       2007       439,700           --          439,700
       2008       323,200           --          323,200
Thereafter        520,000           --          520,000
              -----------    -----------    -----------
              $ 3,243,000    $  (124,500)   $ 3,118,500

Rent expense was approximately $277,118, $1,339,473 and $934,757 for fiscal years ended June 30, 2003, 2002 and 2001, respectively.

In fiscal year 2002, the Company incurred an estimated loss in connection with the abandonment of certain leased office space of $ 6,400,000 which is recorded in accrued expenses and other current liabilities and other liabilities. (see Notes 10 and 11).

Contingencies and Litigation:
-----------------------------

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

In June 2002, the Company entered into a Tolling Agreement (the "Agreement") with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The Agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agree that none of them shall initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock. In January 2003, a lawsuit was filed in Alabama, Circuit Court for Jefferson County by certain plaintiffs involved in the Agreement. The action was filed against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. This lawsuit was settled during fiscal 2003 and was fully covered by the Company's insurance.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1,250,000 payment to be made to MKTG by GECC and for GECC to reimburse MKTG for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the year ended June 30, 2003.

In June 2002, the Company received notification from The Nasdaq Stock Market ('Nasdaq') that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company has responded to Nasdaq with its plan and believed that it could achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split (See Note 2). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believed that the issuance of common shares for the redemption of its preferred stock (See Note 15) has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2.5 million and further that the Company file its quarterly report on Form 10-Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2.5 million. On May 22, 2003, the Company received notification from Nasdaq that the Company satisfactorily demonstrated compliance and, accordingly, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file. At June 30, 2003, shareholders' equity was approximately $3.2 million.


An employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company, filed a complaint in the Superior Court of the State of California for the County of Los Angeles, Central District, against MKTG and current and former officers of MKTG. The complaint sought compensatory and punitive damages of $10,000,000 in connection with the individual's employment at MFI. In March 2001, although admitting no liability, the Company entered into a settlement agreement. The total cost of the settlement, recorded as of March 31, 2001, was $1,297,970 which included cash payments aggregating $225,000, forgiveness of a note receivable over eight years and related interest of $931,787 and the issuance of 2,083 shares of the Company's unregistered common stock valued at $141,183.

In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

15. PREFERRED STOCK:
In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003.

On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 149 shares of Series E preferred stock into 79,767 shares of common stock.

The preferred shareholders converted 225 shares of preferred stock to 112,983 shares of common stock for the year ended June 30, 2002.

On February 19, 2002, the Company entered into standstill agreements, as amended, with the Series E preferred shareholders in order for the Company to continue to discuss with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the preferred stock. The Company's commitments as a result of the standstill agreements included a partial redemption of 625 of the Series E preferred shares for $5,000,000, thereby reducing the number of Series E preferred shares to 2,900 at June 30, 2002. The value of the preferred stock was initially recorded at a discount allocating a portion of the proceeds to a warrant. The redemption of such preferred shares for $5,000,000, less the carrying value of the preferred shares, including the beneficial conversion feature previously recorded to equity on the balance sheet, resulted in a deemed dividend of $412,634 which was recorded to additional paid-in and included in the calculation of net loss attributable to common stockholders for the year ended June 30, 2002. The Company recognized a loss on the redemption of preferred stock of approximately $.4 million reflected in net loss attributable to common stockholders. The loss is the result of the difference between the consideration paid for redemption of the preferred stock for $5.0 million cash and the carrying value of the preferred stock of $4.6 million which included a beneficial conversion feature of approximately $2.4 million.

On February 24, 2000 the Company entered into a private placement with RGC International Investors LDC and Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 3,750 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 30,648 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses. The preferred stock was convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provided for liquidation preference under certain circumstances and accordingly had been classified in the mezzanine section of the balance sheet. The preferred stock had no dividend requirements.

After adjustment for the reverse stock split, the Series E Preferred Stock was convertible at any time at $1,174.70 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock was lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $587.52 per share, the market price on that date as adjusted for the reverse stock split. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $18.768 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments will be made to the conversion price other than for stock splits, stock dividends or other organic changes. The warrant was exercisable for a period of two years at an exercise price of $1,370.448, subject to certain anti-dilution adjustments. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock . The warrant expired in February 2002.




16. COMMON STOCK, STOCK OPTIONS, AND WARRANTS:
Common Stock: In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 31,250 restricted shares of common stock, plus a two-year warrant for 8,333 shares priced at $144.00 per share. The warrants were exercisable over a two year period. The warrants were valued at $.9 million as determined by the Black-Scholes option pricing model and were recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, to equity and $1.0 million was designated as deferred revenue to provide for new initiatives. The remaining balance was $.8 million as of June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the Strategic Partnership Agreement and requesting payment of the remaining $.8 million, which has been categorized as a liability at June 30, 2002. The Company settled with Firstream during fiscal year 2003 for approximately $.2 million and the remaining liability was sold as part of the Northeast operations sale. There was no remaining liability at June 30, 2003.

Related to the issuance of Firstream common shares, a warrant was issued to purchase 6,250 common shares for broker fee compensation. The warrant was exercisable over a two-year period. The warrant was valued at $.3 million as determined by the Black-Scholes option pricing model.

During the year ended June 30, 2001, the Company exchanged 41,042 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share
- discontinued operations for the year ended June 30, 2001.

In March 2001, the Company entered into a settlement agreement with an employee of Metro Fulfillment, Inc. ("MFI"), which, until March 1999, was a subsidiary of the Company. The complaint sought compensatory and punitive damages of $10,000,000 in connection with the individual's employment at MFI. The Company admitted no liability. The total cost of the settlement was $1,297,970 which included cash payments aggregating $225,000, foregiveness of a note receivable over eight years and related interest of $931,787 and the issuance of 2,083 shares of unregistered MKTG common shares valued at $141,183.

In October 2000, the Company amended the earn-out provision of the purchase agreement of Stevens Knox and Associates, Inc. In October 2000, the Company issued 2,756 of unregistered MKTG common shares valued at $250,096 and in February 2002 the Company issued 15,739 of unregistered MKTG common shares valued at $300,000. The $550,096 earn-out settlement was considered an addition to the purchase price and goodwill in the year ended June 30, 2001.


Stock Options: The Company maintains a non-qualified stock option plan (the "1991 Plan") for key employees, officers, directors and consultants to purchase 65,625 shares of common stock. The Company also maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to an additional 62,500 shares of common stock under qualified and non-qualified stock options. Both plans are administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2003:

                                        Number                 Option Price
                                       of Shares                 Per Share
                                       --------                ------------
 Outstanding at July 01, 2000           26,644
                                        ======
 Granted                                     -
 Exercised                                 (52)           $120.00 to $149.28
 Cancelled                              (3,337)            $96.00 to $249.12
                                        -------
 Outstanding at June 30, 2001           23,255
                                        ======
 Granted                                     -
 Exercised                                   -
 Cancelled                              (2,989)            $96.00 to $240.00
                                        -------
 Outstanding at June 30, 2002           20,266
                                        ======
 Granted                                     -
 Exercised                                   -
 Cancelled                              (7,570)            $96.00 to $149.28
                                        -------
 Outstanding at June 30, 2003           12,696
                                        ======

The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2003:
                                     Number                 Option Price
                                   of Shares                 Per Share
                                   --------                 -----------
 Outstanding at July 01, 2000       52,626
                                    ======
 Granted                             4,896            $171.024 to $213.00
 Exercised                              (5)                 $73.92
 Cancelled                          (3,601)           $73.92 to $723.024
                                   --------
 Outstanding at June 30, 2001       53,916
                                   =======
 Granted                                 -
 Exercised                               -
 Cancelled                         (19,785)            $73.92 to $726.00
                                   --------
 Outstanding at June 30, 2002       34,131
                                   =======

 Granted                                 -
 Exercised                               -
 Cancelled                         (27,770)           $213.00 to $558.00
                                   -------
 Outstanding at June 30, 2003        6,361
                                   =======


In addition to the 1991 and 1999 Plans, the Company has option agreements with current and former officers and employees of the Company. The following summarizes transactions for the three years ended June 30, 2003:

                                       Number               Option Price
                                      of Shares               Per Share
                                      ---------
 Outstanding at July 01, 2000          31,983
                                       ======
 Granted                               14,583           $213.00 to $216.00
 Exercised                                  -
 Cancelled                             (5,208)                $846.00
                                       ------
 Outstanding at June 30, 2001          41,358
                                       ======
 Granted                                    -
 Exercised                                  -
 Cancelled                             (4,688)                $213.00
                                       -------
 Outstanding at June 30, 2002          36,670
                                       ======
       Granted                              -
 Exercised                                  -
 Cancelled                            (33,336)                $248.16
                                      -------
 Outstanding at June 30, 2003           3,334
                                      =======


As of June 30, 2003, 22,391 options are exercisable. The weighted average exercise price of all outstanding options is $213.70 and the weighted average remaining contractual life is 2.26 years. At June 30, 2003, 381,150 options were available for grant.

As of June 30, 2003, the Company has 228,887 warrants outstanding to purchase shares of common stock at prices ranging from $0.48 to $48.00. All outstanding warrants are currently exercisable.


17.   INCOME TAXES:                              As of June 30,
                                                 --------------
                                              2003            2002
                                         ------------    ------------
Deferred tax assets:
     Net operating loss carryforwards:
     Continuing operations               $ 60,394,005    $ 48,645,647
     Abandoned lease reserves                 675,587       3,012,350
     Compensation on option grants            897,029       1,232,941
     Amortization of intangibles              200,077      10,104,829
     Accrued settlement costs                 346,048
     Other                                    309,756         272,468
                                         ------------    ------------

         Total deferred tax assets         62,822,502      63,268,235
Valuation allowance                       (62,822,502)    (63,268,235)
                                         ------------    ------------
Net deferred tax assets                  $       --      $       --
                                         ============    ============

The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally comprised of the valuation allowance and other permanent disallowable items.

The Company has a U.S. federal net operating loss carry forward of approximately $170,000,000 available which expires from 2011 through 2022. Of these net operating loss carry forwards approximately $61,400,000 is the result of deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carry forwards would result in a credit to equity. These loss carry forwards are subject to annual limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets.

18. GAIN ON TERMINATION OF LEASE

In December 2002, the Company terminated a lease for abandoned property. The lease termination agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant, which was completed as of July 2003, and then the Company is obligated to pay $20,000 per month until August 2010. The Company was released from all other obligations under the lease. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its future obligations and the entire obligation that remained on the books under the original lease obligation. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

19. EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:

The Company sponsors a tax deferred retirement savings plan ("401(k) plan") which permits eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. Matching contributions charged to expense were approximately $69,700, $82,100 and $75,100, for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

The Company also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2003, 2002 or 2001.


20. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2003:
o The preferred shareholders converted 149 shares of preferred Series E stock to 79,767 shares of common stock during the year ended June 30, 2003.
o In connection with the redemption of the preferred Series E stock, the preferred shareholders converted 2,751 shares of preferred Series E stock to 181,302 shares of common stock during the year ended June 30, 2003. In addition, the Company recognized a gain on redemption of preferred stock of $13,970,813.

For the year ended June 30, 2002:
o The Company issued 15,739 of unregistered MKTG common shares in February 2002 valued at $300,000 in settlement of an earn-out provision for the acquisition of Stevens Knox and Associates, Inc. entered into in the previous fiscal year.
o The preferred shareholders converted 225 shares of preferred stock to 112,983 shares of common stock during the year ended June 30, 2002.

For the year ended June 30, 2001:

o The Company received $860,762 of uncollateralized financing to acquire additional capitalized software. The notes bear interest at 9.5% per annum and are payable in monthly installments over 36 months with maturity dates ranging from September 30, 2003 and December 30, 2003.
o The Company exchanged 41,042 shares of unregistered MKTG common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations.
o The Company issued 2,756 of unregistered MKTG common shares in October 2000 valued at $250,096 in settlement of an earn-out provision for the acquisition of Stevens Knox and Associates, Inc.

o The Company issued 2,083 unregistered MKTG common shares in March 2001 valued at $141,183 in settlement of a complaint in connection with an employee of MFI.


Supplemental disclosures of cash flow data:
-------------------------------------------
                                           2003         2002         2001
                                     ----------   ----------   ----------
Cash paid during the year for:
    Interest                         $  234,164   $  588,683   $6,256,346
    Financing charge                 $       --   $       --   $  128,133
    Income tax paid                  $    8,119   $   67,824   $   75,261


 21. SEGMENT INFORMATION:

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

                                                                     Schedule II


                               MKTG Services, Inc.
                        Valuation and Qualifying Accounts
                       -----------------------------------
                For the Years Ended June 30, 2003, 2002, and 2001

------------------------------------------------------------------------------------------------------------------------
         Column A          Column B                    Column C                Column D          Column E
------------------------------------------------------------------------------------------------------------------------
                                                      Additions
                                             --------------------------
                          Balance at         Charged To      Charged To
        Description        Beginning          Costs And         Other          Deductions-       Balance At
                           Of Period          Expenses         Accounts-        Describe1       End Of Period
                                                               Describe

       Allowance for doubtful accounts

       Fiscal 2003      $      94,000          $  80,465    $       -         $   54,465       $    120,000

       Fiscal 2002      $       6,000          $  88,000    $       -         $       -        $     94,000

       Fiscal 2001      $       6,000          $       -    $       -         $       -        $      6,000

          1.Represents accounts written off during the period.

                                                                     Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                                                State of
                                                                Incorporation
                                                                -------------
     Alliance Media Corporation                                 Delaware
     MKTG Services - New York, Inc.                             New York
     MKTG TeleServices, Inc.                                    California
     MKTG Services - Philly, Inc.                               New York
     MKTG Services - Boston, Inc.                               Delaware
     Pegasus Internet, Inc.                                     New York
     WireEmpire, Inc.                                           Deleware

                                                                    Exhibit 23.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
MKTG Services, Inc.

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822 and No. 333-89973) and
Forms S-8 (No. 333-94603 and No. 333-82541) of MKTG Services, Inc. and Subsidiaries, of our report dated September 26, 2002, except for the reclassification and presentation of the discontinued operations of the Northeast Operations and Grizzard, Inc., as discussed in Note 3, as to which the date is October 14, 2003, relating to the consolidated financial statements and financial statement schedule which appears in this Annual Report on Form 10-K.




                                           /s/ PRICEWATERHOUSECOOPERS LLP


New York, New York
October 14, 2003

                                                                    Exhibit 23.2


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822 and No. 333-89973) and Forms S-8 (No.
333-94603 and No. 333-82541) of MKTG Services, Inc. and Subsidiaries, of our report dated October 10, 2003 relating to the consolidated financial statements as of June 30, 2003 and for the year then ended, which is included in this Form 10-K Filing.



                                             /s/ Amper, Politziner & Mattia P.C.


October 14, 2003
Edison, New Jersey

                                                                    Exhibit 31.1


                                  CERTIFICATION


         I, J. Jeremy Barbera, certify that:

         (1) I have reviewed this annual report on Form 10-K of MKTG Services, Inc.;

         (2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

         (4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b) [Paragraph omitted in accordance with SEC transition instructions];

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: October 14, 2003

                    By: /s/ J. Jeremy Barbera
                        ----------------------
                    J. Jeremy Barbera
                    Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MKTG Services, Inc. (the "Company") on Form 10-K for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 14, 2003
                    By: /s/ J. Jeremy Barbera
                    ----------------------
                    J. Jeremy Barbera
                    Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)




This certification accompanies this Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form with the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.