Form 10-K/A
MKTG SERVICES INC
filed 2003-10-29
CIK 14280

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2003
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the transition period from ______________________ to_______________________
                         Commission file number 0-16730

                               MKTG SERVICES, INC.
                 (Name of small business issuer in its charter)
            Nevada                                     88-0085608
(State or other jurisdiction of
  incorporation or organization)           (I.R.S. Employer Identification No.)

              333 Seventh Avenue,
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] The issuer's revenues for its fiscal year ended June 30, 2003 was $15,832,655.

As of October 24, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,357,081.

As of October 24, 2001, there were 1,092,367 shares of the Registrant's common stock outstanding.

Introduction
------------

MKTG Services, Inc. ("MKTG" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2003 (the "2003 Form 10-K"), dated October 14, 2003. In accordance with General Instruction G to the Form 10-K, the information called for by items 10, 11, 12, 13 and 14 of Part III of Form 10-K was not included in the body of the 2003 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within 120 days from its fiscal year end. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2003 Form 10-K by deleting therefrom the caption and first paragraph under
Part III and substituting in its entirety the following replacements for Items 10, 11, 12, 13 and 14 . In addisiton, corrections are being made herein to previously reported historical data in Part II, Item 6 - Selected Financial Data and additional disclosure information related to Item 9A - Controls and Procedures.


Part II
-------
Item 6 - Selected Financial Data
--------------------------------

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2003 have been derived from the Company's audited consolidated financial statements. This financial information should be read in conjunction with management's discussion and analysis (Item 7) and the notes to the Company's consolidated financial statements (Item 15).

                                                                                  Historical
                                                                             Years ended June 30,
                                                                    (In thousands, except per share data)

                                                  1999 (1)       2000 (2)    2001            2002 (15)       2003 (16)
                                                --------       --------    --------        --------        --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues (11)                                   $ 33,489       $ 62,488    $ 16,860        $ 16,027        $ 15,833
Amortization and depreciation                   $  2,282       $  6,028    $    351        $    393        $    224
Income (loss) from operations                   $ (7,072)      $(11,292)   $ (4,996)       $(18,011) (12)  $  3,112(17)
Income (loss) from continuing operations        $ (7,646)(3)   $(41,130)(6)$(14,670)(8)    $(18,266)       $  3,940
(Loss) gain from discontinued operations             -         $ (34,543)  $ 1,252 (9)     $  1,873  (13)  $ (1,480)(18)
Net income (loss)                               $ (7,646)      $(75,673)(7)$(65,839)       $(65,683)       $ (2,615)(19)
Net income (loss) available to common
stockholders                                    $ (20,181) (4) $(75,673)   $ (66,492) (10) $(66,096) (14)  $ 11,356(20)
Income (loss) per diluted share (21) :
    Continuing operations                       $ (66.60)      $ (74.24)   $ (22.07)       $ (22.44)          15.62
    Discontinued operations                          -           (62.35)     (56.78)         (62.03)          (1.29)
    Cumulative effect of change in accounting        -              -        (21.15)            -             (4.43)
                                                --------       --------    --------        --------        --------
                                                $ (66.60)      $(136.59)   $(100.00)       $ (86.47)       $   9.90

     Weighted average common shares
           Outstanding - diluted                     303            554         665             764           1,147

OTHER DATA:

EBITDA  (5)                                     $ (4,346)      $ (4,844)   $ (4,645)       $ (4,718)       $ (1,534)
Net cash used in operating activities:          $    (45)      $(11,357)   $ (1,764)       $(13,086)       $ (2,726)
Net cash (used in) provided by investing
activities:                                     $(18,939)      $(60,116)   $    133        $ 72,894        $ 13,447
Net cash provided by (used in) financing
activities:                                     $ 16,035       $ 78,904    $ (3,704)       $ (6,081)       $(12,995)
Net cash (used in) provided by
discontinued operations                              -         $   (812)   $ (1,789)       $(50,118)       $   (988)




                                                              Historical
                                                         Years ended June 30,
                                                           (In thousands)

CONSOLIDATED BALANCE SHEETS DATA:                    1999            2000           2001           2002               2003
                                                     ----            ----           ----           ----               ----
Cash and cash equivalents                          $ 3,285          $ 9,904        $ 1,725       $ 4,438             $ 1,217
Working capital (deficit)                         $ (9,647)          $ 813        $ 29,146       $ 14,004             $ 712
Total goodwill and intangible assets               $56,978         $ 154,016      $ 54,363       $ 2,317             $ 2,297
Total assets                                       $97,627         $ 245,567      $ 170,390      $ 50,168            $ 7,648
Total long term debt, net of current portion       $ 5,937         $ 36,157        $ 4,429        $ 176                $ -
Total stockholders' equity                         $48,928         $ 113,957      $ 68,778       $ 1,390             $ 3,108

(1) Effective January 1, 1999, the Company acquired all of the outstanding common shares of Stevens- Knox List Brokerage, Inc., Stevens-Knox List Management, Inc. and Stevens-Knox International, Inc. (collectively, "SKA"). The results of operations for SK&A are included in the consolidated statements of operations beginning January 1, 1999. Effective March 1, 1999 the Company sold 85% of its subsidiary Metro Fulfillment. Accordingly, effective March 1, 1999 the results of operations of MFI are no longer consolidated in the Company's statement of operations. On May 13, 1999, the Company acquired all of the outstanding common shares of CMG Direct, Inc. The results of operations are included in the consolidated statements of operations beginning May 14, 1999. The results for the year ended June 30, 1999 have not been restated to reflect discontinued operations resulting from the sale of the Northeast Operations and Grizzard. Please refer to the footnotes 15 and 16 below.

(2) On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company. On March 22, 2000 the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. Effective October 1, 1999, the Company acquired 87% of the outstanding common shares of The Cambridge Intelligence Agency. The results of operations for these acquisitions are included in the consolidated statements of operations from the date of the respective acquisition. The results for the year ended June 30, 2000 have not been restated to reflect discontinued operations resulting from the sale of the Northeast Operations and Grizzard. Please refer to the footnotes 15 and 16 below

(3) Loss from continuing operations includes a severance charge of $1,125 and a compensation expense on option grants of $444 which were granted at exercise prices below market value.

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

EBITDA Reconciliation:                                   1999(1)      2000(2)      2001         2002         2003
                                                       --------     --------     --------     --------     --------
Loss from operations                                   $ (7,072)    $(11,292)    $ (4,996)    $(18,011)    $  3,112
Depreciation and amortization                          $  2,282     $  6,027     $    351     $    393     $    224


Goodwill write-down                                    $    -       $    -       $    -       $  6,500     $    -
Loss (gain) on sale of subsidiary                      $    -       $    -       $    -       $     -      $    -
Compensation expense on option grants and severance    $    444     $    106     $    -       $     -      $    -
Abandoned lease reserve / gain on termination          $    -       $    -       $    -       $  6,400     $ (3,905)
Legal settlements and legal fees                       $    -       $    315     $    -       $     -      $   (965)
                                                       --------     --------     --------     --------     --------
EBITDA                                                 $ (4,346)    $ (4,844)    $ (4,645)    $ (4,718)    $ (1,534)
                                                       ========     ========     ========     ========     ========


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

(13) Discontinued operations include a loss on early extinguishments of debt of $4,859.

(14) Net loss available to common stockholders includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

(15) Effective July 31, 2001, the Company sold Grizzard Communications Group, Inc. The results of operations for Grizzard are no longer included in the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(16) In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations.

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


                                   Historical
                               Quarter ended June 30,
                      (In thousands, except per share data)
                                   (unaudited)


                                                             9/31/2001(9)  2/31/2001(9) 3/31/2001(9)      6/30/2001(9)
                                                             -----------   ----------   -----------       -----------
Revenues (1)                                                 $  3,793     $  2,926     $ 3,381            $  5,927
Loss from operations                                         $ (1,340)    $ (1,904)    $(7,826) (2)       $ (6,941) (3)
Net loss                                                     $(10,314)    $ (4,177)    $(39,439)          $(11,753)
Net loss available to common stockholders                    $(10,314)    $ (4,177)    $(39,439) (4)      $(11,753) (4)
Basic and diluted loss per share (5):
Continuing operations                                       $  (2.75)    $  (2.38)    $ (10.20)          $  (9.11)
Discontinued operations                                       (15.71)       (3.52)      (38.67)             (4.13)
Cumulative effect of change in accounting                         -            -              -                  -
                                                             --------     --------     --------           ---------
Basic and diluted loss per share                             $ (18.46)    $  (5.90)    $ (48.88)          $  (13.24)
                                                             ========     ========     ========           =========




                                   Historical
                               Quarter ended June 30,
                      (In thousands, except per share data)
                                   (unaudited)

                                                                           9/30/2002(9) 12/31/2002(9)  3/31/2003(9) 6/30/2003(9)
                                                                          -----------   -----------    -----------  -----------
Revenues (1)                                                              $   4,504     $   3,159     $   3,483     $   4,687
Loss from operations                                                      $    (109)    $   3,362(6)  $    (322)    $     181
Net income (loss)                                                         $  (4,917)(7) $   2,636     $    (403)    $      69
Net income (loss) available to common stockholders                        $  (4,917)    $   2,636     $  13,567(8)  $      69

Basic earnings (loss) per share (5):
    Continuing operations                                                 $   0.97      $   3.71      $  12.55      $   0.09
    Discontinued operations                                                  (0.79)        (0.79)        (0.06)        (0.03)
    Cumulative effect of change in accounting principle                      (6.10)           -             -             -
                                                                          ---------     ---------     ---------     ---------
Basic earning (loss) per share                                            $  (5.92)     $   2.92      $  12.49      $   0.06
                                                                          =========     =========     =========     =========


Diluted  earnings (loss) per share (5):
     Continuing operations                                                $   0.31      $   1.27      $  11.09      $   0.08
     Discontinued operations                                                 (0.25)        (0.27)        (0.06)        (0.03)
     Cumulative effect of change in accounting principle                     (1.92)            -             -             -
                                                                          ---------     ---------     ---------     ---------
Diluted earning (loss) per share                                          $  (1.86)     $   1.00      $  11.03      $   0.05
                                                                          =========     =========     =========     =========



(1)  Prior periods presented have been restated in accordance with SAB 101. See
     Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K.

(2)  Includes a write-off due to goodwill impairment of $6,500.

(3)  Includes a write-down of abandoned leased property of $6,400.

(4) Includes a net deemed dividend in the amount of $413 for the quarter ending March 31,2002 in connection with the redemption of preferred stock.

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

(9) In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations.

Item 9A - Controls and Procedures
---------------------------------

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman, Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera has concluded that the Company's disclosure controls and procedures as of June 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10 - Executive Officers and Directors of the Registrant

The Company's executive officers and directors and their positions with MKTG are as follows:
Name                          Age         Position
---------------------------   ---         ------------------------------------
J. Jeremy Barbera              46         Chairman of the Board of  Directors,
                                          Chief  Executive  Officer and
                                          Interim  Chief  Financial Officer
John T. Gerlach                71         Director
Seymour Jones                  72         Director
C. Anthony Wainwright          70         Director*

Mr. Barbera has been Chairman of the Board and Chief Executive since April 1997, and served as a Director and officer since October 1996 when they acquired MKTG Services- New York, Inc. in an exchange of stock. Mr. Barbera has been serving as Interim Chief Financial Officer since March 12, 2003, upon the resignation of Ms. Cindy Hill as Chief Accounting Officer. He founded MKTG Services- New York in 1987. Prior to founding MKTG Services- New York, Mr. Barbera held various management positions at Lincoln Center for the Performing Arts as well as scientific research positions at NASA/Goddard Space Flight Center resoluting in 20 years of experience in the areas of entertainment marketing and database management services. Mr. Barbera is a Physicist educated at New York University, and graduated from the MIT Enterprise Forum at the Sloan School of Management.

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

*Mr. Wainwright had been a Director of the Company since May 1991 until his passing on October 3, 2003. Mr. Wainwright was the chairman of the Compensation Committee of the Board of Directors. The Company is actively searching for a qualified candidate to fill the vacancy on its Board of Directors created by the untimely death of Mr. Wainwright.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2003, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2003.

Item 11 - Executive Compensation:

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2003 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                   Fiscal                                                       Securities
                                    Year                                          Other         Underlying
                                    Ended         Annual        Annual           Annual          Options/
Name and Principal                June 30,      Salary ($)       Bonus        Compensation       SARs (#)
------------------                --------      ----------       -----        ------------       --------
Position
--------
J. Jeremy Barbera (1)               2003         442,305(1)      75,000 (2)        -                -
   Chairman of the                  2002         487,308(3)     250,000 (4)        -                -
   Board and                        2001         456,642(5)          -             -                -
   Chief Executive Officer
   and Interim Chief
   Financial Officer

Cindy Hill                          2003         125,914(6)       5,000(7)         -                -
  Former Chief Accounting           2002         194,923         75,000(8)         -                -
  Officer                           2001         200,000             -             -                -

Thomas Smith                        2003          37,308             -             -                -
  Former Chief Operating            2002         237,981(9)          -             -                -
  Officer                           2001         195,519             -             -                -

David Greenspan                     2003         110,673(10)         -             -                -
  Former Chief Operating            2002         231,250(11)         -           115,000            -
  Officer                           2001         250,000             -             -             33,334


(1) In February 2003, Mr. Barbera voluntarily forgave a portion of his compensation to effect a reduction of approximately 30% to $350,000.

(2) In connection with the successful sale of the Northeast Operations, Mr. Barbera was awarded a bonus in the amount of $75,000.

(3) In March 2002, Mr. Barbera voluntarily forgave a portion of compensantion such that his annual salary was reduced from $500,000 to $450,000 until further notice. In addition, the Company entered into certain transactions with Mr. Barbera. See Section "ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

(4) In connection with the successful sale of the Company's Grizzard Communications subsidiary, Mr. Barbera was awarded a bonus in the amount of $250,000.

(5) The annual salary for Mr. Barbera commencing January 1, 2000 was raised from $350,000 to $500,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000.

(6) In February 2003, Ms. Hill voluntarily forgave a portion of her compensation to effect a reduction of approximately 30% to $125,000.

(7) In connection to the successful sale of the Northeast Operations, Ms. Hill was awarded a bonus of $5,000.

(8) In connection with the successful sale of the Company's Grizzard Communications Subsidiary, Ms. Hill was awarded a bonus in the amount of $75,000.

(9) In March 2002, Mr. Smith agreed to reduce his annual salary from $250,000 to $225,000. Effective July 2002, Mr. Smith's employment contract was amended and he is no longer the Chief Operating Officer of the Company. Mr. Smith's employment was terminated in November 2002.

(10) Amount represents severance pay to Mr. Greenspan.

(11) In March 2002, Mr. Greenspan agreed to reduce his annual salary from $250,000 to $225,000. In May 2002, Mr. Greenspan resigned his employment with the Company. In connection with the resignation, the Company has agreed to pay severance in the amount of $115,000 to be paid through November 2002.

STOCK OPTION GRANTS

No options were granted to executive officers or any other employees during Fiscal Year ended June 30, 2003.


AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2003.


                                                            Number of Securities           Value of unexercised
                                                           Underlying Unexercised          In-the-Money Options/
                          Number of                        Options/SARs at Fiscal           SARs at Fiscal Year
                         Securities          Value              Year End (#)                      End ($)
                        Exercised (#)    Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable

J. Jeremy Barbera            -               -                        0/0                          0/0
Cindy Hill                   -               -                        0/0                          0/0
Thomas Smith                 -               -                        0/0                          0/0
David Greenspan              -               -                        0/0                          0/0
-----------




COMPENSATION OF DIRECTORS

Beginning in March 2002, directors who are not employees of the Company receive an annual retainer fee of $15,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Prior thereto, directors who were not employees of the Company received an annual retainer fee of $25,000. Fees for attending meetings and committee meetings remained the same. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. The Directors agreed to waive the annual option grant for the fiscal year ended June 30, 2001, 2002 and 2003.




EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

The Company had entered into employment agreements with each of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of MKTG by the Board, effective March 31, 1997. Mr. Barbera had previously served as President and CEO of MKTG Services- New York, Inc. Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. The $500,000 annual slary for Mr. Barbera under his employment agreement reflected a raise from $350,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000. In March 2002, Mr. Barbera voluntary agreed to decrease his annual salary to $450,000 until further notice. The Employment Agreement was automatically renewed for up to an additional three years. On May 27, 1997, Mr. Barbera was granted options to acquire 166,667 shares of Common Stock of the Company; 55,556 exercisable at $15.75 per share, 55,556 exercisable at $18.00 per share and 55,556 exercisable at $21.00 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 137,500 shares of Common Stock of the Company at $26.625 per share; 68,750 exercisable on December 31, 2000; 34,375 exercisable on December 31, 2001 and 2002. If Mr. Barbera is terminated without cause (as defined in the agreement), Employee shall receive severance pay consisting of a single lump sum distribution (with no present value adjustment) equal to 2.99 times the sum of the employee's annual base salary plus the maximum annual bonus as outlines in section 3(d)), and all outstanding stock options shall fully vest and become immediately exercisable.

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

Ms. Hill's employment agreement was not renewed as of December 31, 2001 and thus became an employee at will. Ms. Hill resigned her position for medical reasons effective March 12, 2003.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal year 2003 were C. Anthony Wainwright, and John Gerlach. Mr.Wainwright was Chairman of the Committee. There were no compensation interlocks.

Mr. Gerlach and Mr. Wainwright served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2003. None of such persons is an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                  Number of securities                                 Number of Securities
                                    to be issued upon          Weighted-average         remaining available
                                      exercise of             exercise price of        for future issuances
                                  outstanding options,       outstanding options,          under equity
Plan Category                      warrants and rights        warrants and rights       compensation plans
-------------                      -------------------        -------------------       ------------------

Equity compensation plans
approved by security holders
       1999 Stock Option Plan (1)          6,361                      351.66                      313,342

Equity compensation plans not
approved by security holders
       1991 Stock Option Plan (1)          12,696                     135.54                      34,472
       Warrants                           228,887                        .56                         -
       Executive Options                    3,334                     248.16                       33,336


---------------------

(1) MKTG maintains a non qualified stock option plan for key employees, officers, directors and consultants. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.




The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2002 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                                        Amount and Nature of
                                                           Common Stock
                                                         Beneficially Owned
ame and Address of Beneficial Holder (1)                Number       Percent
                                                        ------       -------
Directors and Named Executive Officers:
J. Jeremy Barbera...................................    110,000      10.07%
Seymour Jones.......................................      2,779           *
C. Anthony Wainwright...............................      1,611           *
John Gerlach........................................      2,032           *

All Directors and Executive Officers
as a group (4 persons)..............................    114,811      10.51%

5% Stockholders:
GE Capital Corporation(2)...........................    312,109      23.74%
Rose Glen Capital Management(3).....................    108,279       9.91%
Castle Creek Technology Partner LLC(4)..............     90,651       8.30%


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

(2) Includes 222,292 beneficially owned shares of Common Stock issuable upon the exercise of warrants which are currently exercisable or are exercisable with 60 days of the date herein. The address for the 5% Stockholder is as follows: 120 Long Ridge Road, Stamford, Connecticut 06927.

(3) The address for this 5% Stockholder is as follows: C/O Rose Glen Capital Management, L.P., 3 Bala Plaze East, Suite 501, 51 St. Asaphs Road, Bala Cynwyd, Pennsylvania, 19004.

(4) The address for this 5% Stockholder is as follows: 111 West Jackson Boulevard, Suite 2020, Chicago, Illinois, 60604.



Item 13 - Certain Relationships and Related Transactions

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

Transactions with Mr. Annex: Mr.Annex, corporate secretary and a former
Director of the Company, is a partner in the law firm of Greenberg Traurig, LLP, which provides legal services to the Company. The Company incurred expenses aggregating approximately $476,806, $921,901 and $1,014,524 for the years ended June 30, 2003, 2002 and 2001, respectively. Mr. Annex has informed the Company that such fees did not represent more than 5% of such firm's revenues for its fiscal years ending during such periods. The Company believes that the fees for services provided by the law firm were at least as favorable to the Company as the fees for such services from unaffiliated third parties.

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

Item 14 - Principle Accountant Fees and Services
Not Applicable

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

                          MARKETING SERVICES GROUP, INC.

                          By:     /s/ Jeremy Barbera
                                  Name     : J. Jeremy Barbera
                                  Title    : Chief Executive Officer and
                                             Interim Chief Financial Officer



Date:  October 28, 2003

                                 CERTIFICATIONS


I, J. Jeremy Barbera, certify that:

(1) I have reviewed the annual report on this Form 10-K/A of MKTG Services, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered in this annual report;

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

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report.) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


(5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Dated: October 28, 2003
                              /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board, Chief Executive Officer and Interim Chief Financial OfficerOfficer (Principal
                             (Executive Officer and Principal Financial Officer)

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of MKTG Services, Inc. (the "Company") as amended on Form 10-K/A for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: October 28, 2003
                              /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board, Chief Executive Officer and Interim Chief Financial OfficerOfficer (Principal
                             (Executive Officer and Principal Financial Officer)



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