Form 10-Q
period 2003-11-13
MKTG SERVICES INC
filed 2003-11-13
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-16730
                               MKTG SERVICES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Nevada                                 88-0085608
                   ------                                 ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

             333 Seventh Avenue
             New York, New York                              10001
             ------------------                              -----
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:  (212) 362-2012
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

                        Yes  X            No
                            -----            ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes               No   X
                            -----            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 7, 2003 there were 1,092,367 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                      MKTG SERVICES, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2003



PART I - FINANCIAL INFORMATION                                             Page
                                                                           ----

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of
           September 30, 2003 and June 30, 2003 (unaudited)                  3

           Condensed Consolidated Statements of Operations for the
           three months ended September 30, 2003 and 2002 (unaudited)        4

           Condensed Consolidated Statements of Cash Flows for the three
           months ended September 30, 2003 and 2002 (unaudited)              5

           Notes to Condensed Consolidated Financial Statements (unaudited)  6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                            10-14

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.      15

  Item 4.  Controls and Procedures.                                         16

PART II- OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K.                              17


  SIGNATURES                                                                18

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements.
                      MKTG SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 2003            June 30, 2003
                                                                               ------------------            -------------

                                                                                  (Unaudited)                       (1)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                    $   826,870                 $   1,216,642
    Accounts receivable, net of allowance for doubtful
       accounts of  $120,000 for each period                                       1,734,571                     1,816,546
    Other current assets                                                             459,164                       475,164
                                                                                 -----------                  ------------
        Total current assets                                                       3,020,605                     3,508,352
Goodwill, net                                                                      2,277,220                     2,277,220
Intangible assets, net                                                                15,000                        20,000
Property and equipment, net                                                          712,423                       747,530
Related party note receivable                                                      1,067,664                     1,050,309
Other assets                                                                          28,711                        44,109
                                                                                 -----------                  ------------
        Total assets                                                             $ 7,121,623                  $  7,647,520
                                                                                 ===========                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Short - term borrowing                                                         $         -                   $   261,385
  Accounts payable-trade                                                             372,062                       456,266
  Accrued expenses and other current liabilities                                   1,786,164                     1,877,069
  Current portion of long-term obligations                                           101,465                       201,062
                                                                                   ---------                     ---------
        Total current liabilities                                                  2,259,691                     2,795,782
Other liabilities                                                                  1,343,509                     1,463,132
                                                                                   ---------                     ---------
        Total liabilities                                                          3,603,200                     4,258,914

Minority interest in preferred stock of discontinued subsidiary                      280,946                       280,946

Commitments and contingencies
Stockholders' equity:
    Common stock - $.01 par value; 9,375,000 shares authorized; 1,101,198 shares issued and 1,092,367 shares outstanding as of September 30, 2003
     and June 30, 2003                                                                11,011                        11,011
    Additional paid-in capital                                                   220,258,236                   220,258,236
    Accumulated deficit                                                         (215,638,060)                 (215,767,877)
    Less: 8,831 shares of common stock in treasury, at cost                       (1,393,710)                   (1,393,710)
                                                                                ------------                  ------------
        Total stockholders' equity                                                 3,237,477                     3,107,660
                                                                                ------------                  ------------
        Total liabilities and stockholders' equity                               $ 7,121,623                  $  7,647,520
                                                                                ============                  ============


(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2003.

See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

                                                                           2003                         2002
                                                                           ----                         ----


Revenues                                                                $3,797,576                 $4,504,085
                                                                        ----------                 ----------
Operating costs and expenses:
     Salaries and benefits                                               3,139,951                  3,909,772
     Direct costs                                                          168,488                    227,438
     Selling, general and administrative                                   364,010                    419,645
     Depreciation and amortization                                          56,180                     55,838
                                                                        ----------              -------------

                    Total operating costs and expenses                   3,728,629                  4,612,693
                                                                         ---------                  ---------
Income (loss) from operations                                               68,947                   (108,608)
Other income (expense):
  Settlement of lawsuit                                                          -                    965,486
  Interest income (expense) and other, net                                 (23,375)                   (28,089)
                                                                      -------------               ------------

Income from continuing operations
   before provision for income taxes                                        45,572                    828,789

Provision for income taxes                                                   3,000                     10,779
                                                                       -----------                  ---------
Income from continuing operations                                           42,572                    818,010

Discontinued operations:
     Gain (loss) from discontinued operations                               87,245                   (660,304)

Cumulative effect of change in accounting principle                             -                  (5,075,000)
                                                                      ------------                 -----------

Net income (loss)                                                       $  129,817               $ (4,917,294)
                                                                        ==========               =============


Basic earnings (loss) per share:
  Continuing operations                                                     $ 0.12                    $  0.98
  Discontinued operations                                                       -                       (0.79)
  Cumulative effect of change in accounting principle                           -                       (6.10)
                                                                         ---------                    --------
Basic earnings (loss) per share                                             $ 0.12                    $ (5.91)
                                                                         =========                    ========
Weighted average common shares outstanding- basic                        1,092,367                    831,298
                                                                         =========                    ========

Diluted earnings (loss) per share:
  Continuing operations                                                     $ 0.10                    $  0.31
  Discontinued operations                                                       -                       (0.25)
  Cumulative effect of change in accounting principle                           -                       (1.92)
                                                                         ---------                   ---------
Diluted earnings (loss) per share                                           $ 0.10                    $ (1.86)
                                                                         =========                   =========
Weighted average common shares outstanding- diluted                      1,246,263                   2,636,708
                                                                         =========                   =========


         See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (unaudited)

                                                                                    2003              2002
                                                                                    ----              ----

Operating activities:
    Net income (loss)                                                            $  42,572     $  (4,917,294)
    Gain(loss)from discontinued operations                                          87,245           660,304
    Cumulative effect of change in accounting principle                                 -          5,075,000
                                                                                 ---------      ------------
    Income from continuing operations                                              129,817           818,010

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                                51,180            50,838
        Amortization                                                                 5,000             5,000
    Changes in assets and liabilities:
        Accounts receivable                                                         81,975         1,146,403
        Other current assets                                                        16,000          (147,282)
        Other assets                                                                15,398           164,979
        Accounts payable - trade                                                   (84,204)         (350,507)
        Accrued expenses and other liabilities                                    (210,528)       (1,317,853)
                                                                                  ---------       -----------
           Net cash provided by operating activities                                 4,638           369,588
                                                                                  --------        ----------
Investing activities:
    Purchases of property and equipment                                            (16,073)           (9,728)
                                                                                  ---------           -------
           Net cash used in investing activities                                   (16,073)           (9,728)
                                                                                  ---------           -------

Financing activities:
    Net repayments on credit facilities                                           (261,385)         (854,649)
    Increase in related party note receivable                                      (17,355)          (17,355)
    Repayment of related party note payable                                        (99,597)                -
    Repayments of long-term debt                                                         -           (24,810)
                                                                                  --------          ---------
        Net cash used in financing activities                                     (378,337)         (896,814)
                                                                                  --------          ---------
    Net cash used in discontinued operations                                             -        (1,610,658)
                                                                                 ---------       ------------
    Net decrease in cash and cash equivalents                                     (389,772)       (2,147,612)
    Cash and cash equivalents at beginning of period                             1,216,642         4,438,166
                                                                                 ---------         ---------
    Cash and cash equivalents at end of period                                    $826,870        $2,290,554
                                                                                 =========        ==========


See Notes to Condensed Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MKTG Services, Inc. and Subsidiaries ("MKTG" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2003 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004. Certain reclassifications have been made in the fiscal 2003 financial statements to conform to the fiscal 2004 presentation.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations and its unused lines of credit should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations for the next twelve months. As explained in Note 5, the Company recently sold off substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. The Company believes, based on past performance as well as the reduced corporate overhead, that its remaining operation should generate sufficient future cash flow to fund operations. Failure of the remaining operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.


2. EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the quarter ending September 30, 2003:

Weighted average common shares outstanding - basic                    1,092,367
Common stock equivalents for options and warrants                       153,896
                                                                      ---------

Weighted average common shares outstanding- diluted                   1,246,263
                                                                      =========


3. STOCK BASED COMPENSATION

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

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:


                                                Three months ended September 30,
                                                     2003              2002
                                                     ----              ----
Net income (loss) available to common
  stockholders as reported                         $129,817         $(4,917,294)
Stock based-compensation recorded                         -                   -
                                                   --------         ------------
Subtotal                                            129,817          (4,917,294)
Stock-based compensation recorded under
  SFAS 123                                               -              364,301
                                                   -------          ------------
Pro forma net income (loss) available
 to common stockholders                            $129,817         $(5,281,595)
                                                   ========         ============

Earnings (loss) per share:
Basic earnings (loss) per share - as reported        $0.12             $(5.91)
                                                     =====             =======
Basic earnings (loss) per share - pro forma          $0.12             $(6.35)
                                                     =====             =======

Diluted earnings (loss) per share - as reported      $0.10             $(1.86)
                                                     =====             =======
Diluted earning (loss) per share - pro forma         $0.10             $(2.00)
                                                     =====             =======

Pro forma net loss reflects only options granted in fiscal 1996 through 2003. The Company has not granted options during the three months ended September 30, 2003 and the year ended June 30, 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Pro forma compensation costs for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option expires.


4. DEBT

At September 30, 2003, the Company had no amounts outstanding on its line of credit facility. The Company had approximately $1.3 million available on its line of credit as of September 30, 2003. As of September 30, 2003, the Company was in compliance with its line of credit covenants.


5. DISCONTINUED OPERATIONS

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended September 30, 2002 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.



6. GOODWILL AND OTHER INTANGIBLE ASSETS

As a result of the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years.

The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting principle for the period ended September 30, 2003. In connection with the sale of the Northeast Operations, the only remaining reporting unit consists of telemarketing. The Company completed its annual impairment test prescribed by SFAS 142 and concluded that no impairment of goodwill existed as of July 1, 2003.


The following table sets forth the components of the intangible assets subject to amortization as of September 30, 2003 and June 30, 2003:

                                               September 30, 2003                           June 30, 2003
                                       ------------------------------------      -------------------------------------
                                         Gross                                      Gross
                                        carrying    Accumulated                    carrying   Accumulated
                          Useful life    amount     amortization      Net           amount    amortization       Net
                          -----------    --------   ------------    -------        --------   ------------    --------
Capitalized software       5 years       $100,000     $85,000       $15,000        $100,000     $80,000       $20,000

Amortization expense for the three months ended September 30, 2003 and 2002 was $5,000, respectively.

         Estimated amortization expense by fiscal year as of June 30, is as follows:


                   2004                                       $20,000
                                                              =======


7. CONTINGENCIES AND LITIGATION

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising for the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and they seek that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. The action has been settled subsequent to the period end, and stipulations of dismissal with prejudice have been or will shortly be filed. The settlement will not have an impact on the Company's net income.


In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Marketing Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated there under, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. The action has been settled subsequent to the period end, and stipulations of dismissal with prejudice have been or will shortly be filed. The settlement will not have an impact on the Company's net income.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MKTG securities. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the quarter ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2003 and 2002. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

Goodwill:

Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting principle for the period ended September 30, 2002. In connection with the sale of the Northeast Operations, the only remaining reporting unit consists of telemarketing. The Company completed its annual impairment test prescribed by SFAS 142 and concluded that no impairment of goodwill existed as of July 1, 2003.

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

Recent Accounting Pronouncements:

There were no new accounting pronouncements during the period that would have an effect on the Company.

To facilitate an analysis of MKTG operating results, certain significant events should be considered.

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended September 30, 2002 has been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

The Company's business tends to be seasonal. Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the springtime and continue during the summer months.


Results of Operations for the Three Months Ended September 30, 2003, Compared to
--------------------------------------------------------------------------------
the Three Months Ended September 30, 2002.
------------------------------------------

Revenues of approximately $3.8 million for the three months ended September 30, 2003 (the "Current Period") decreased by $0.7 million or 16% over revenues of $4.5 million during the three months ended September 30, 2002 (the "Prior Period"). Revenue decreased primarily due to decreased client billings in the onsite telemarketing services.

Salaries and benefits of approximately $3.1 million in the Current Period decreased by approximately $0.8 million or 21% over salaries and benefits of approximately $3.9 million in the Prior Period. Salaries and benefits decreased due to a reduction in onsite telemarketing and corporate headcount, as well as a reduction in certain executive compensation.

Direct costs of approximately $168,000 decreased by approximately $59,000 or 26% over direct costs of approximately $227,000 in the Prior Period. The decrease is due primarily to reductions in Los Angeles call center sales expenses, telephone expenses and postage costs.

Selling, general and administrative expenses of approximately $364,000 in the Current Period decreased by approximately $56,000 or 13% over comparable expenses of $420,000 in the Prior Period. The decrease is due primarily to reductions in expenses such as legal fees, investor relations expenses, rent expenses, telephone costs and general office expenses, offset by increases in consulting fees, accounting fees and travel expenses.

Depreciation and amortization expenses of approximately $60,000 remained consistent between the Current Period and the Prior Period.

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

Net interest expense of approximately $23,000 in the Current Period decreased by approximately $5,000 or 18% over net interest expense of approximately $28,000 in the Prior Period. The decrease is due primarily to the reduction in interest expense incurred in Los Angeles resulting from reduced borrowings on the line of credit.

The net provision for income taxes of approximately $3,000 in the Current Period decreased by approximately $8,000 over the provision of approximately $11,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, income from continuing operations of approximately $43,000 in the Current Period decreased by approximately $775,000 over comparable income from continuing operations of $818,000 in the Prior Period.

The gain from discontinued operations of approximately $87,000 in the Current Period is the result of a reduction in certain loss reserves expensed in prior periods of approximately $33,000 in addition to a recovery of a security deposit from a discontinued operation of approximately $54,000, which had been previously written off. The loss from discontinued operations of approximately $660,000 in the Prior Period resulted from the sale of the Northeast operations during the fiscal year 2003.

The loss from cumulative effect of change in accounting principle of approximately $5.1 million in the Prior period was the result of the adoption of SFAS 142 relating to Goodwill.

As a result of the above, net income of approximately $130,000 in the Current Period increased by approximately $5.0 million over comparable net loss of approximately $4.9 million in the Prior Period.

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

Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of September 30, 2003 are as follows:

                     Rent Expense     Less: Sublease Income     Net Rent Expense
                     -----------      --------------------      ----------------
     2004            $  677,500            $ (59,400)            $  618,100
     2005               640,800              (45,300)               595,500
     2006               439,700                 -                   439,700
     2007               439,680                 -                   439,680
     2008               323,200                 -                   323,200
     Thereafter         520,000                 -                   520,000
                    ------------           ----------            -----------

                    $ 3,040,880            $ (104,700)           $2,936,180
                    ===========            ===========           ===========


Debt: The Company has a renewable two-year credit facility with a lender for a line of credit with a maximum availability of $2,000,000, collateralized by accounts receivable and other certain tangible assets of the Company. Borrowings are limited to the lesser of the maximum availability or 80% of eligible receivables. Interest is payable monthly at the Chase Manhattan prime rate plus 1 1/2%, but no less than 6%, with a minimum annual interest requirement of $50,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of September 30, 2003, there was an aggregate of approximately $1.3 million available under this line of credit.

At September 30, 2003, the Company had no amounts outstanding on its line of credit. As of September 30, 2003, the Company is in compliance with certain working capital and net worth covenants of its credit agreement.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At September 30, 2003, the Company had cash and cash equivalents of $0.9 million and a working capital of $0.7 million.

The Company recognized net income of approximately $130,000 in the Current Period. Cash provided by operating activities from operations was approximately $5,000. Net cash provided by operating activities principally resulted from the decrease in accounts receivable and other assets offset by decreases in accrued expenses and accounts payable. Cash provided by operating activities in the Prior Period was approximately $0.4 million. Cash provided by operating activities principally consists of a decrease in accounts receivable.

In the Current Period, net cash of $16,073 was used in investing activities consisting of purchases of property and equipment. In the Prior Period, net cash of $9,728 was used in investing activities consisting of the purchases of property and equipment.

In the Current Period, net cash of $378,337 was used in financing activities. Net cash used in financing activities consisted of $361,982 repayments of debt and credit facilities and $17,355 for an increase in a related party receivable. In the Prior Period, net cash of $896,814 million was used in financing activities consisting of repayments of long-term debt and credit facilities of $879,459 and an increase in a related party receivable of $17,355.

In the Prior Period net cash of $1.6 million was used in discontinued operations, while there were no discontinued operations in the Current Period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate fluctuations. Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At September 30, 2003, the Company had no variable rate indebtedness outstanding.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman, Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera has concluded that the Company's disclosure controls and procedures as of September 30, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II- OTHER INFORMATION


Item 1.  Legal Proceedings.

Two actions brought by purchasers of the preferred stock of WiredEmpire, Inc. against the Company, J. Jeremy Barbera, the Company's Chairman of the Board and Chief Executive Officer, and WiredEmpire, Inc. alleging violations of federal and Alabama state securities laws have been resolved. These actions, Red Mountain, LLP v. Barbera et al., Case No. CV-00-B3068-S, and Weeks et al. v. Barbera et al., Case No. CV-01-7633, were pending in the United States District Court for the Northern District of Alabama. Each of these has been settled subsequent to the period end, and stipulations of dismissal with prejudice have been or will shortly be filed.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

31         Rule 13a-14(a)/15d-14(a) Certification.(a)
32         Section 1350 Certification.(a)
-------------
(a) Included herein in the Company's Report on Form 10Q for the quarter ended September 30, 2003.


(b) Reports on Form 8-K
    -------------------

1. On or about August 12, 2003, the Company filed a current report on form 8-K regarding a change in the Company's certifying accountants.

2. On or about September 24, 2003, the Company filed an amended current report on form 8-K/A regarding an addition to the exhibits filed with the current report on form 8-K dated August 12, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MKTG SERVICES, INC.
                              (Registrant)


Date:  November 13, 2003      /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board, Chief Executive Officer and
                              Interim Chief Financial Officer (Principal
                              Executive Officer and Principal Financial Officer)

                                                                      Exhibit 31
                                  CERTIFICATION

     I, J. Jeremy Barbera, certify, pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of MKTG Services, Inc.;

         (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

         (4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

                  (b) Intentionally omitted.

                  (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  November 13, 2003      /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board, Chief Executive Officer and
                              Interim Chief Financial Officer (Principal
                              Executive Officer and Principal Financial Officer)

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MKTG Services, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 13, 2003      /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board, Chief Executive Officer and
                              Interim Chief Financial Officer (Principal
                              Executive Officer and Principal Financial Officer)


This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.