Form 10-Q
period 2004-02-15
MKTG SERVICES INC
filed 2004-02-17
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-16730

                               MEDIA SERVICES GROUP, INC.
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

                               MKTG Services, Inc.
       --------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X           No
                            ----            ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                        Yes              No   X
                            ----            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date:

As of February 10, 2003 there were 1,092,367 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                DECEMBER 31, 2003

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements

           Condensed Consolidated Balance Sheets as of December 31,
           2003 (unaudited) and June 30, 2003                                  3

           Condensed Consolidated Statements of Operations for the
           three and six months ended December 31, 2003 and 2002
           (unaudited)                                                         4

           Condensed Consolidated Statements of Cash Flows for the
           six months ended December 31, 2003 and 2002 (unaudited)             5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       6-9

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-15

  Item 3   Quantitative and Qualitative Disclosure About Market Risk          16

  Item 4   Controls and Procedures                                            16

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                  17

  Item 4   Submission of Matters to a Vote of Security Holders                17

  Item 6   Exhibits and Reports on Form 8-K                                   17

  Signatures                                                                  18

                            PART I - FINANCIAL INFORMATION

                            Item 1 - Financial Statements

                      MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              December 31, 2003    June 30, 2003
                                                                              -----------------   --------------
                                                                                (unaudited)              (1)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     576,428     $   1,216,642
   Accounts receivable, net of allowance
      for doubtful accounts of $25,000 and
      $120,000, respectively                                                        1,316,613         1,816,546
   Other current assets                                                               386,804           475,164
                                                                                -------------     -------------
      Total current assets                                                          2,279,845         3,508,352

Goodwill, net                                                                       2,277,220         2,277,220
Intangible assets, net                                                                 10,000            20,000
Property and equipment, net                                                           677,846           747,530
Related party note receivable                                                       1,085,020         1,050,309
Other assets                                                                           37,238            44,109
                                                                                -------------     -------------
      Total assets                                                              $   6,367,169     $   7,647,520
                                                                                =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowing                                                         $     331,414     $     261,385
   Accounts payable-trade                                                             360,077           456,266
   Accrued expenses and other current liabilities                                     873,063         1,877,069
   Current portion of long-term obligations                                            50,969           201,062
                                                                                -------------     -------------
      Total current liabilities                                                     1,615,523         2,795,782

Other liabilities                                                                   1,161,802         1,463,132
                                                                                -------------     -------------

      Total liabilities                                                             2,777,325         4,258,914
                                                                                -------------     -------------
Minority interest in preferred stock of discontinued subsidiary                            --           280,946

Stockholders' equity:
   Common stock - $.01 par value; 9,375,000 shares authorized; 1,101,198 shares issued and 1,092,367 shares outstanding as
   of December 31, 2003 and June 30, 2003                                              11,011            11,011
   Additional paid-in-capital                                                     220,539,182       220,258,236
   Accumulated deficit                                                           (215,566,639)     (215,767,877)
   Less:  8,831 shares of common stock in treasury, at cost                        (1,393,710)       (1,393,710)
                                                                                -------------     -------------
      Total stockholders' equity                                                    3,589,844         3,107,660
                                                                                -------------     -------------
      Total liabilities and stockholders' equity                                $   6,367,169     $   7,647,520
                                                                                =============     =============

(1) Derived from the Audited Financial Statements for the year ended June 30, 2003.

See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)


                                                           Three Months Ended            Six Months Ended
                                                              December 31,                 December 31,
                                                        -------------------------   --------------------------
                                                           2003          2002          2003           2002
                                                        -----------   -----------   -----------   ------------
Revenues                                                $ 2,563,635   $ 3,159,321   $ 6,361,211   $  7,663,406
                                                        -----------   -----------   -----------   ------------

Operating costs and expenses:
   Salaries and benefits                                  2,398,165     3,010,512     5,538,116      6,920,284
   Direct costs                                             161,521       134,150       330,009        361,588
   Selling, general and administrative                      645,226       502,291     1,009,236        921,936
   Depreciation and amortization                             56,180        56,180       112,360        112,018
   Gain on termination of lease                                  --    (3,905,387)           --     (3,905,387)
                                                        -----------   -----------   -----------   ------------

         Total operating costs and expenses               3,261,092      (202,254)    6,989,721      4,410,439
                                                        -----------   -----------   -----------   ------------

         Income (loss) from operations                     (697,457)    3,361,575      (628,510)     3,252,967

   Settlement of lawsuit                                         --            --            --        965,486
   Interest income (expense) and other, net                  11,018        10,737       (12,358)       (17,352)
                                                        -----------   -----------   -----------   ------------

   Income (loss) from continuing operations before
      provision for income taxes                           (686,439)    3,372,312      (640,868)     4,201,101

   Provision for income taxes                                (3,000)      (20,100)       (6,000)       (30,879)
                                                        -----------   -----------   -----------   ------------
   Income (loss) from continuing operations                (689,439)    3,352,212      (646,868)     4,170,222

   Discontinued operations:
      Gain (loss) from discontinued operations              760,860      (599,699)      848,106     (1,260,003)
      (Loss) gain from disposal of discontinued
         operations                                              --      (116,635)           --       (116,635)
                                                        -----------   -----------   -----------   ------------
   Gain (loss) from discontinued operations                 760,860      (716,334)      848,106     (1,376,638)
                                                        -----------   -----------   -----------   ------------

Cumulative effect of change in accounting principle              --            --            --     (5,075,000)
                                                        -----------   -----------   -----------   ------------

Net income (loss)                                            71,421     2,635,878       201,238     (2,281,416)

Gain on redemption of preferred stock of
  discontinued subsidiary                                   280,946            --       280,946             --
                                                        ------------   ----------   -----------    -----------
Net income (loss) attributable to
  common shareholders                                   $   352,367   $ 2,635,878  $    482,184   $ (2,281,416)
                                                        ===========   ===========  ============   =============

Basic earnings (loss) per share
      Continuing operations                             $     (0.63)   $     3.72  $      (0.59)   $     4.81
      Discontinued operations                                  0.95          (.80)         1.03         (1.59)
      Cumulative effect of change in accounting
         principle                                               --            --            --         (5.85)
                                                        -----------   -----------   -----------   ------------

Basic earnings (loss) per share                         $      0.32  $       2.92  $       0.44  $      (2.63)
                                                        ===========   ===========   ===========   ============

Weighted average common shares outstanding                1,092,367       901,987     1,092,367        866,644
                                                        ===========   ===========   ===========   ============

Diluted earnings (loss) per share:
      Continuing operations                             $     (0.53)   $    1.27   $     ( 0.50)   $      1.58
      Discontinued operations                                  0.80         (.27)          0.88           (.52)
      Cumulative effect of change in accounting
         principle                                               --            --            --          (1.92)
                                                        -----------   -----------   -----------   ------------
Diluted earnings (loss) per share                       $      0.27   $      1.00  $       0.38  $        (.86)
                                                        ===========   ===========   ===========   ============

Weighted average common shares outstanding                1,300,827     2,637,343     1,289,269      2,637,028
                                                        ===========   ===========   ===========   ============

See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)


                                                                    2003           2002
                                                                 -----------   ------------
Operating activities:
    Net income (loss)                                            $   201,238  $  (2,281,416)
    (Gain)loss from discontinued operations                         (848,106)     1,376,638
    Cumulative effect of change in accounting principle                   --      5,075,000
                                                                 -----------   ------------
    Income (loss) from continuing operations                        (646,868)     4,170,222
    Adjustments to reconcile loss to net cash used in
       operating activities:
          Gain on termination of lease                                    --     (3,905,387)
          Depreciation                                               102,360        102,018
          Amortization                                                10,000         10,000
          Bad debt expense                                            12,000             --
          Accrued interest on related party
           note receivable                                           (34,711)            --
    Changes in assets and liabilities:
          Accounts receivable                                        487,933      1,692,409
          Other current assets                                        88,360        266,101
          Other assets                                                 6,871        313,289
          Accounts payable - trade                                   (96,189)      (509,162)
          Accrued expenses and other liabilities                    (457,230)    (2,792,363)
                                                                 -----------   ------------
             Net cash used in operating activities                  (527,474)      (652,873)
                                                                 -----------   ------------

Investing activities:
    Proceeds from sale of discontinued operations, net of fees            --      8,546,182
    Purchases of property and equipment                              (32,676)       (16,631)
                                                                 -----------   ------------
             Net cash provided by investing activities               (32,676)     8,529,551
                                                                 -----------   ------------

Financing activities:
    Expenditures from private placement of preferred stock                --        (29,786)
    Net (repayments on) proceeds from credit facilities               70,029     (2,111,983)
    Repayment of related party note payable                         (150,093)            --
    Repayments of long-term debt                                          --       (118,567)
                                                                 -----------   ------------
    Net cash used in financing activities                            (80,064)    (2,260,336)
                                                                 -----------   ------------
    Net cash used in discontinued operations                              --     (1,383,941)
                                                                 -----------   ------------
    Net increase in cash and cash equivalents                       (640,214)     4,232,401

    Cash and cash equivalents at beginning of period               1,216,642      4,438,166
                                                                 -----------   ------------
    Cash and cash equivalents at end of period                   $   576,428   $  8,670,567
                                                                 ===========   ============

See Notes to Condensed Consolidated Financial Statements

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Media Services Group, Inc. and Subsidiaries ("MSGI" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2003 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

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


Effective December 29, 2003, the Company changed its legal name from MKTG Services, Inc. to Media Services Group, Inc.


2. EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the three and six months ending December 31, 2003 is as follows:

                                                                 Three       Six
                                                               Months     Months
                                                             ---------   ---------
Weighted average common shares outstanding- basic            1,092,367   1,092,367
Common stock equivalents for options and warrants              208,460     196,902
                                                             ---------   ---------
Weighted average common shares outstanding- diluted          1,300,827   1,289,269
                                                             =========   =========

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

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:


                                                  Three months ended December 31,       Six months ended December 31,
                                                     2003              2002                 2003           2002
                                                     ----              ----                 ----           ----
Net income (loss) available to common
  stockholders as reported                         $ 352,367         $ 2,635,878          $ 482,184     $ (2,281,416)
Stock based-compensation recorded                         -                   -                   -                -
                                                   --------         ------------          ---------     ------------
Subtotal                                             352,367           2,635,878            482,184       (2,281,416)
Stock-based compensation recorded under
  SFAS 123                                                -              364,301                 -          728,603
                                                   --------         ------------          ---------     ------------
Pro forma net income (loss) available
 to common stockholders                            $ 352,367         $ 2,271,577          $ 482,184     $ (3,010,019)
                                                   ========         ============          =========     =============

Earnings (loss) per share:
Basic earnings (loss) per share - as reported        $ 0.32             $ 2.92               $ 0.44        $ (2.63)
                                                     ======             ======               ======        ========
Basic earnings (loss) per share - pro forma          $ 0.32             $ 2.52               $ 0.44        $ (3.47)
                                                     ======             ======               ======        ========

Diluted earnings (loss) per share - as reported      $ 0.27             $ 1.00               $ 0.38        $ (0.86)
                                                     ======             ======               ======        ========
Diluted earning (loss) per share - pro forma         $ 0.27             $ 0.86               $ 0.38        $ (1.14)
                                                     ======             ======               ======        ========

Pro forma net loss reflects only options granted in fiscal 1996 through 2003. The Company has not granted options during the six months ended December 31, 2003 and the year ended June 30, 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Pro forma compensation costs for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option expires.

4. DEBT

At December 31, 2003, the Company had approximately $0.3 million outstanding on its line of credit facility. The Company had approximately $1.0 million available on its line of credit as of December 31, 2003. As of December 31, 2003, the Company was in compliance with its line of credit covenants.

5. DISCONTINUED OPERATIONS

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended December 31, 2002 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

During the three months ended December 31, 2003, the Company reversed reserves of approximately $760,860 that had been accrued in connection with the lawsuits against Wired Empire, Inc., a discontinued subsidiary. The lawsuits have been settled (See Note 7.)

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

The following table sets forth the components of the intangible assets subject to amortization as of December 31, 2003 and June 30, 2003:


                                                December 31, 2003                           June 30, 2003
                                       ------------------------------------      -------------------------------------
                                         Gross                                      Gross
                                        carrying    Accumulated                    carrying   Accumulated
                          Useful life    amount     amortization      Net           amount    amortization       Net
                          -----------    --------   ------------    -------        --------   ------------    --------

Capitalized software       5 years       $100,000     $90,000       $10,000        $100,000     $80,000       $20,000


Amortization expense for the six months ended December 30, 2003 and 2002 was $10,000, respectively.

Estimated amortization expense by fiscal year as of June 30, is as follows:


             2004                            $20,000
                                             =======

7. CONTINGENCIES AND LITIGATION

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and they were seeking that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. In December 2003, action was settled, and stipulations of dismissal with prejudice have been or will shortly be filed.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Media Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated thereunder, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. In December 2003,the action was settled, and stipulations of dismissal with prejudice have been or will shortly be filed. As a result of the settlement of the two actions, the Company reversed reserves of approximately $760,860 that had been accrued in connection with such lawsuits for the period ended December 31, 2003.

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the six months ended December 31, 2002.



8. PREFERRED STOCK

In connection with the settlement of the lawsuits (see Note 7) against Wired Empire, Inc., a discontinued subsidiary, 32,000 of the remaining 48,000 shares of Wired Empire preferred stock have been returned to MSGI and cancelled.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Media Services Group, Inc. ("MSGI" or the "Company"), or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology, telecommunication and postal costs.


Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and six-month periods ended December 31, 2003 and 2002. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended December 31, 2002 has been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

The Company's business tends to be seasonal. Telemarketing services have higher revenues and profits occurring in the fourth fiscal quarter, followed by the first fiscal quarter. This is due to subscription renewal campaigns for its performing arts clients, which generally begin in the springtime and continue during the summer months.


Results of Operations for the Three Months Ended December 31, 2003, Compared to
--------------------------------------------------------------------------------
the Three Months Ended December 31, 2002.
------------------------------------------

Revenues of approximately $2.6 million for the three months ended December 31, 2003 (the "Current Quarter") decreased by $0.6 million or 19% over revenues of $3.2 million during the three months ended September 30, 2002 (the "Prior Quarter"). Revenue decreased primarily due to decreased client billings in the onsite telemarketing services.

Salaries and benefits of approximately $2.4 million in the Current Quarter decreased by approximately $0.6 million or 20% over salaries and benefits of approximately $3.0 million in the Prior Quarter. Salaries and benefits decreased due to a reduction in onsite telemarketing and corporate headcount, as well as a reduction in certain executive compensation.

Direct costs of approximately $161,000 increased by approximately $27,000 or 20% over direct costs of approximately $134,000 in the Prior Quarter. The increase is due primarily to an increase in Los Angeles call center sales expenses as well as and increase related to rent for a client campaign office.

Selling, general and administrative expenses of approximately $645,000 in the Current Quarter increased by approximately $143,000 or 28% over comparable expenses of $502,000 in the Prior Quarter. The increase is due primarily to increases in corporate travel expenses as well as increases in expenses related to public company compliance.

Depreciation and amortization expenses of approximately $56,000 in the Current Quarter are in line with depreciation and amortization expenses in the Prior Quarter.

Gain on termination of lease of approximately $3.9 million in the Prior Quarter was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of $300,000 and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

Net interest income of approximately $11,000 in the Current Quarter remained consistant with net interest income of approximately $11,000 in the Prior Quarter.

The net provision for income taxes of approximately $3,000 in the Current Quarter decreased by approximately $17,000 over the provision of approximately $20,000 in the Prior Quarter. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, a loss from continuing operations of approximately $700,000 in the Current Quarter decreased by approximately $4.1 million over comparable income from continuing operations of $3.4 million in the Prior Quarter.

The gain from discontinued operations of approximately $761,000 in the Current Quarter is the result of a reduction in certain loss reserves expensed in prior periods. The loss from discontinued operations of approximately $600,000 in the Prior Quarter are the result of losses incurred from the Northeast Operations which have been sold.

In connection with the sale of the Northeast Operations, the Company incurred a loss on disposal of discontinued operations of approximately $100,000 in the three months ended December 31, 2002. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

As a result of the above, net income of approximately $71,000 in the Current Quarter decreased by approximately $2.6 million over comparable net income of approximately $2.6 million in the Prior Quarter.


Results of Operations for the Six Months Ended December 31, 2003, Compared to
--------------------------------------------------------------------------------
the Six Months Ended December 31, 2002.
------------------------------------------

Revenues of approximately $6.4 million for the six months ended December 31, 2003 (the "Current Period") decreased by $1.3 million or 17% over revenues of $7.7 million during the six months ended December 31, 2002 (the "Prior Period"). Revenue decreased primarily due to decreased client billings in the onsite telemarketing services.

Salaries and benefits of approximately $5.5 million in the Current Period decreased by approximately $1.4 million or 20% over salaries and benefits of approximately $6.9 million in the Prior Period. Salaries and benefits decreased due to a reduction in onsite telemarketing and corporate headcount, as well as a reduction in certain executive compensation.

Direct costs of approximately $330,000 decreased by approximately $32,000 or 9% over direct costs of approximately $362,000 in the Prior Period. The decrease is due primarily to reductions in Los Angeles call center sales expenses, telephone expenses and postage costs, offset by an increase in costs related to rent for a client campaign office.

Selling, general and administrative expenses of approximately $1.0 million in the Current Period increased by approximately $0.1 million or 11% over comparable expenses of $0.9 million in the Prior Period. The increase is due primarily to increases in corporate travel expenses.

Depreciation and amortization expenses of approximately $112,000 in the Current Period are in line with depreciation and amortization expenses in the Prior Period.

During the Prior Period ending December 31, 2002, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs.

Net interest expense of approximately $12,000 in the Current Period decreased by approximately $5,000 or 29% over net interest expense of approximately $17,000 in the Prior Period. The decrease is due primarily to the reduction in interest expense incurred in Los Angeles resulting from reduced borrowings on the line of credit.

The net provision for income taxes of approximately $6,000 in the Current Period decreased by approximately $25,000 over the provision of approximately $31,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $647,000 in the Current Period decreased by approximately $4.8 over comparable income from continuing operations of $4.2 million in the Prior Period.

The gain from discontinued operations of approximately $848,000 in the Current Period is the result of a reduction in certain loss reserves expensed in prior periods. The loss from discontinued operations of approximately $1.4 million in the Prior Period resulted from the sale of the Northeast Operations during the fiscal year 2003.

The loss from cumulative effect of change in accounting principle of approximately $5.1 million in the Prior Period was the result of the adoption of SFAS 142 relating to Goodwill.

As a result of the above, net income of approximately $201,000 in the Current Period increased by approximately $2.5 million over comparable net loss of approximately $2.3 million in the Prior Period.


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


Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of December 31, 2003 are as follows:

                     Rent Expense     Less: Sublease Income     Net Rent Expense
                     -----------      --------------------      ----------------
     2004            $  445,800            $ (39,600)            $  406,200
     2005               640,800              (45,300)               595,500
     2006               439,700                 -                   439,700
     2007               439,680                 -                   439,680
     2008               323,200                 -                   323,200
     Thereafter         520,000                 -                   520,000
                    ------------           ----------            -----------

                    $ 2,809,180           $  (84,900)           $ 2,724,280
                    ===========            ===========           ===========


Debt: The Company has a renewable two-year credit facility with a lender for a line of credit with a maximum availability of $2,000,000, collateralized by accounts receivable and other certain tangible assets of the Company. Borrowings are limited to the lesser of the maximum availability or 80% of eligible receivables. Interest is payable monthly at the Chase Manhattan prime rate plus 1 1/2%, but no less than 6%, with a minimum annual interest requirement of $50,000. The facility requires an annual fee of 1% of the maximum available line and has tangible net worth and working capital covenants. As of December 31, 2003, there was an aggregate of approximately $1.0 million available under this line of credit.

At December 31, 2003, the Company had approximately $331,000 outstanding on its line of credit. As of December 31, 2003, the Company is in compliance with certain working capital and net worth covenants of its credit agreement.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At December 31, 2003, the Company had cash and cash equivalents of $0.6 million and a working capital of $0.7 million.

The Company recognized net income of approximately $201,000 in the Current Period. Cash used by operating activities from operations was approximately $493,000. Net cash used by operating activities principally resulted from the decrease in accounts receivable and other assets offset by decreases in accrued expenses and accounts payable. Cash used by operating activities in the Prior Period was approximately $653,000.

In the Current Period, net cash of $32,676 was used in investing activities consisting of purchases of property and equipment. In the Prior Period, net cash of approximately $8.5 million came from investing activities consisting of proceeds from the sale of discontinued operations of $8,546,182 offset by a use of cash of $16,631 for purchases of property and equipment.

In the Current Period, net cash of $114,775 was used in financing activities. Net cash used in financing activities consisted of $150,093 repayments of debt, $70,029 of proceeds from credit facilities and $34,711 for an increase in a related party receivable. In the Prior Period, net cash of $2,260,336 was used in financing activities consisting of repayments of long-term debt and credit facilities of $2,230,550 and an expenditure from private placement of preferred stock of $$29,786.

In the Prior Period net cash of $1.4 million was used in discontinued operations, while there were no discontinued operations in the Current Period.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate fluctuations. Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At December 31, 2003, the Company had approximately $331,000 in variable rate indebtedness outstanding.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman, Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera has concluded that the Company's disclosure controls and procedures as of December 31, 2003 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II- OTHER INFORMATION


Item 1.  Legal Proceedings.

Two actions brought by purchasers of the preferred stock of WiredEmpire, Inc. against the Company, J. Jeremy Barbera, the Company's Chairman of the Board and Chief Executive Officer, and WiredEmpire, Inc. alleging violations of federal and Alabama state securities laws have been resolved. These actions, Red Mountain, LLP v. Barbera et al., Case No. CV-00-B3068-S, and Weeks et al. v. Barbera et al., Case No. CV-01-7633, were pending in the United States District Court for the Northern District of Alabama. Each of these has been settled, and stipulations of dismissal with prejudice have been or will shortly be filed.



Item 4.  Submission of Matters to a Vote of Securities Holders

On December 24, 2003 a special meeting of the shareholders of Media Services Group, Inc. occurred and a vote by proxy was held regarding the proposed change of name from MKTG Services, Inc. to Media Services Group, Inc. and approval of the related amendment to the Articles of Incorporation. Quorum was reached and the proposal was passed by successful vote.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits
31.1 Certification By The Chief Executive Officer Pursuant To
     Section 302 Of The Sarbanes-Oxley Act Of 2002

31.2 Certification.(a) By The Chief Accounting Officer Pursuant To
     Section 302 Of The Sarbanes-Oxley Act Of 2002

32.1 Certification of The Chief Executive Officer Pursuant to 18
     U.S.C. 1350, as Adopted Pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002

32.2 Certification of The Chief Accounting Officer Pursuant to
     18. U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                              MEDIA SERVICES GROUP, INC.
                              (Registrant)


Date:  February 12, 2004      /s/ J. Jeremy Barbera
                              ---------------------
                                J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

Date:  February 12, 2004     /s/ Richard J. Mitchell III
                             ---------------------------
                             Richard J. Mitchell III
                             Chief Accounting Officer
                             (Principal Financial Officer)

                                                                    Exhibit 31.1
                                  CERTIFICATION

     I, J. Jeremy Barbera, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of Media Services Group, Inc.;

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

Date:  February 12, 2004      /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

                                                         Exhibit 31.2
                                  CERTIFICATION

    I, Richard J. Mitchell III , certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of Media Services Group, Inc.;

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

Date:  February 12, 2004      /s/ Richard J. Mitchell III
                              ---------------------
                             Richard J. Mitchell III
                             Chief Accounting Officer
                             (Principal Financial Officer)

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Media Services Group, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 12, 2004      /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)


This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Media Services Group, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 12, 2004      /s/ Richard J. Mitchell III
                              ---------------------
                             Richard J. Mitchell III
                             Chief Accounting Officer
                             (Principal Financial Officer)


This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.