Form 10-Q
period 2004-05-14
MEDIA SERVICE GROUP INC
filed 2004-05-17
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                         Commission file number 0-16730

                               MEDIA SERVICES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              Nevada                                       88-0085608
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     575 Madison Avenue, 10th Floor
           New York, New York                                10022
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (917) 339-7134


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

As of May 14, 2004 there were 1,296,262 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                FORM 10-Q REPORT

                                 MARCH 31, 2004

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1   Financial Statements

           Condensed Consolidated Balance Sheets as of March 31,
           2004 (unaudited) and June 30, 2003                                  3

           Condensed Consolidated Statements of Operations for the
           three and nine months ended March 31, 2004 and 2003
           (unaudited)                                                         4

           Condensed Consolidated Statements of Cash Flows for the
           nine months ended March 31, 2004 and 2003 (unaudited)               5

           Notes to Condensed Consolidated Financial Statements
           (unaudited)                                                       6-9

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             11-15

  Item 3   Quantitative and Qualitative Disclosure About Market Risk          16

  Item 4   Controls and Procedures                                            16

PART II - OTHER INFORMATION

  Item 1   Legal Proceedings                                                  17

  Item 4   Submission of Matters to a Vote of Security Holders                17

  Item 6   Exhibits and Reports on Form 8-K                                   17

  Signatures                                                                  18

                            PART I - FINANCIAL INFORMATION

                          Item 1 - Financial Statements

                      MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 2004    June 30, 2003
                                                                              -----------------   --------------
                                                                                 (unaudited)            (1)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  1,445,063     $     660,742
   Other current assets                                                               623,508           451,548
   Current assets of discontinued operations                                               --         2,396,062
                                                                                -------------     -------------
      Total current assets                                                          2,068,571         3,508,352


Related party note receivable                                                       1,102,374         1,050,309
Other assets                                                                           12,000            12,000
Assets of discontinued operations                                                          --         3,076,859
                                                                                -------------     -------------
      Total assets                                                              $   3,182,945     $   7,647,520
                                                                                =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable-trade                                                       $     449,007    $      288,631
   Accrued expenses and other current liabilities                                     592,129         1,365,751
   Current portion of long-term obligations                                             1,008           201,062
   Current liabilites of discontinued operations                                           --           940,338
                                                                                -------------     -------------
      Total current liabilities                                                     1,042,144         2,795,782

Other liabilities                                                                   1,100,548         1,463,132
                                                                                -------------     -------------

      Total liabilities                                                             2,142,692         4,258,914
                                                                                -------------     -------------
Minority interest in preferred stock of discontinued subsidiary                            --           280,946

Stockholders' equity:
   Common stock - $.01 par value; 9,375,000 shares authorized; 1,101,198 shares issued and 1,092,367 shares outstanding as
    of March 31, 2004 and June 30, 2003                                                11,011            11,011
   Additional paid-in-capital                                                     220,539,182       220,258,236
   Accumulated deficit                                                           (218,116,230)     (215,767,877)
   Less:  8,831 shares of common stock in treasury, at cost                        (1,393,710)       (1,393,710)
                                                                                -------------     -------------
      Total stockholders' equity                                                    1,040,253         3,107,660
                                                                                -------------     -------------
      Total liabilities and stockholders' equity                                $   3,182,945     $   7,647,520
                                                                                =============     =============

(1) Derived from the Audited Financial Statements for the year ended June 30, 2003.

See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)


                                                           Three Months Ended            Nine Months Ended
                                                                March 31,                    March 31,
                                                        -------------------------   --------------------------
                                                           2004          2003          2004           2003
                                                        -----------   -----------   -----------   ------------
Revenues                                                $        --   $        --   $        --   $         --
                                                        -----------   -----------   -----------   ------------

Operating costs and expenses:
   Salaries and benefits                                     91,808       221,900       262,707        629,034
   Selling, general and administrative                      261,366       252,849       873,566        805,184
   Gain on termination of lease                                  --            --            --     (3,905,387)
                                                        -----------   -----------   -----------   ------------

         Total operating costs and expenses                 353,174       474,749     1,136,273     (2,471,169)
                                                        -----------   -----------   -----------   ------------

         Income (loss) from operations                     (353,174)     (474,749)   (1,136,273)     2,471,169

   Settlement of lawsuit                                         --            --            --        965,486
   Interest income (expense) and other, net                  17,405        16,638        32,574         44,481
                                                        -----------   -----------   -----------   ------------

   Income (loss) from continuing operations before
      provision for income taxes                           (335,769)     (458,111)   (1,103,699)     3,481,136

   Provision for income taxes                               (23,229)      (11,384)      (29,229)       (42,194)
                                                        -----------   -----------   -----------   ------------
   Income (loss) from continuing operations                (358,998)     (469,495)   (1,132,928)     3,438,942

   Discontinued operations:
      Gain (loss) from discontinued operations           (1,209,577)      135,782      (234,409)      (862,436)
      (Loss) gain from disposal of discontinued
         operations                                        (981,016)      (69,309)     (981,016)      (185,944)
                                                        -----------   -----------   -----------   ------------
   Gain (loss) from discontinued operations              (2,190,593)       66,473    (1,215,425)    (1,048,380)
                                                        -----------   -----------   -----------   ------------

Cumulative effect of change in accounting principle              --            --            --     (5,075,000)
                                                        -----------   -----------   -----------   ------------

Net loss                                                 (2,549,591)     (403,022)   (2,348,353)    (2,684,438)

Gain on redemption of preferred stock                            --    13,970,813       280,946     13,970,813
                                                        ------------   ----------   -----------    -----------
Net income (loss) attributable to
  common shareholders                                   $(2,549,591)  $13,567,791  $ (2,067,407)  $ 11,286,375
                                                        ===========   ===========  ============   =============

Basic earnings (loss) per share
      Continuing operations                             $     (0.33)   $    12.43  $      (1.04)   $    17.97
      Discontinued operations                                 (2.00)         0.06          (.85)        (1.08)
      Cumulative effect of change in
        accounting principles                                    --            --            --         (5.24)
                                                        -----------   -----------   -----------   ------------

Basic earnings (loss) per share                         $     (2.33)  $     12.49  $      (1.89)  $     11.65
                                                        ===========   ===========   ===========   ============

Weighted average common shares outstanding                1,092,367     1,086,323     1,092,367        968,631
                                                        ===========   ===========   ===========   ============

Diluted earnings (loss) per share:
      Continuing operations                             $     (0.33)   $   10.98   $      (1.04)   $     15.38
      Discontinued operations                                 (2.00)        0.05           (.85)         (0.93)
      Cumulative effect of change in
        accounting principle                                     --           --             --          (4.48)
                                                        -----------   -----------   -----------   ------------
Diluted earnings (loss) per share                       $     (2.33)   $   11.03  $       (1.89)  $       9.97
                                                        ===========   ===========   ===========   ============

Weighted average common shares outstanding                1,092,367     1,229,807     1,092,367      1,131,613
                                                        ===========   ===========   ===========   ============

See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003

                                   (unaudited)



                                                                    2004           2003
                                                                 -----------   ------------
Operating activities:
     Net loss                                                    $(2,348,353)  $ (2,684,438)
     Loss from discontinued operations                             1,215,425      1,048,380
    Cumulative effect of change in accounting principle                   --      5,075,000
                                                                 -----------   ------------
    Income (loss) from continuing operations                      (1,132,928)     3,438,942
    Adjustments to reconcile loss to net cash used in
       operating activities:
          Gain on termination of lease                                    --     (3,905,387)
          Accrued interest on related party
           note receivable                                           (52,065)       (54,420)
    Changes in assets and liabilities:
          Other current assets                                      (171,960)      (660,449)
          Other assets                                                    --        313,629
          Accounts payable - trade                                   160,376       (512,120)
          Accrued expenses and other liabilities                    (288,100)    (3,016,554)
                                                                 -----------   ------------
             Net cash used in operating activities                (1,484,677)    (4,396,359)
                                                                 -----------   ------------

Investing activities:
    Proceeds from sale of discontinued operations, net of fees     2,834,388      8,546,182
    Decrease in restricted cash                                           --      4,945,874
                                                                 -----------   ------------
             Net cash provided by investing activities             2,834,388     13,492,056
                                                                 -----------   ------------

Financing activities:
    Redemption of preferred stock                                         --     (6,021,840)
    Expenditures from private placement of preferred stock                --        (29,756)
    Net (repayments on) proceeds from credit facilities                   --     (1,158,417)
    Repayments of long-term debt                                    (200,054)    (4,763,487)
                                                                 -----------   ------------
             Net cash used in financing activities                  (200,054)   (11,973,500)
                                                                 -----------   ------------
    Net cash used in discontinued operations                        (365,336)      (191,080)
                                                                 -----------   ------------

    Net increase in cash and cash equivalents                        784,321     (3,068,883)

    Cash and cash equivalents at beginning of period                 660,742      3,802,218
                                                                 -----------   ------------
    Cash and cash equivalents at end of period                   $ 1,445,063   $    733,335
                                                                 ===========   ============

See Notes to Condensed Consolidated Financial Statements

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Media Services Group, Inc. and Subsidiaries ("MSGI" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the year ended June 30, 2003 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine-month periods ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. As explained in Note 5, the Company recently sold off substantially all the assets relating to its telemarketing and telesales, direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instituted cost reduction measures, including the reduction of workforce. The Company intends to invest the proceeds from the recent sale of assets into new ventures And operations. Failure of any of the acquired ventures and operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.


Effective December 29, 2003, the Company changed its legal name from MKTG Services, Inc. to Media Services Group, Inc.


2. EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the three and nine months ending March 31, 2004 is as follows:

                                                                Three       Nine
                                                               Months     Months
                                                             ---------   ---------
Weighted average common shares outstanding- basic            1,092,367   1,092,367
Common stock equivalents for options and warrants              245,417     233,727
                                                             ---------   ---------
Weighted average common shares outstanding- diluted          1,337,784   1,326,094
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

Had the Company determined compensation cost based on the fair value methodology of SFAS 123 at the grant date for its stock options, the Company's loss and earnings per share from continuing operations would have been adjusted to the pro forma amounts indicated below:

                                                   Three months ended March 31,         Nine months ended March 31,
                                                     2004              2003                 2004           2003
                                                     ----              ----                 ----           ----
Net income (loss) available to common
  stockholders as reported                      $(2,549,591)         $13,567,791        $(2,067,407)     $11,286,375
Stock based-compensation recorded                         -                   -                   -                -
                                                   --------         ------------          ---------     ------------
Subtotal                                         (2,549,591)          13,567,791         (2,067,407)      11,286,375
Stock-based compensation recorded under
  SFAS 123                                           (4,823)            (182,151)            (4,823)        (910,753)
                                                   --------         ------------          ---------     ------------
Pro forma net income (loss) available
 to common stockholders                         $(2,554,414)         $13,385,640        $(2,072,230)     $10,375,622
                                                   ========         ============          =========     =============

Earnings (loss) per share:
Basic earnings (loss) per share - as reported        $(2.33)              $12.49             $(1.89)         $11.65
                                                     ======               ======             ======        ========
Basic earnings (loss) per share - pro forma          $(2.34)              $12.32             $(1.90)         $10.71
                                                     ======               ======             ======        ========

Diluted earnings (loss) per share - as reported      $(2.33)              $11.03             $(1.89)          $9.97
                                                     ======               ======             ======        ========
Diluted earning (loss) per share - pro forma         $(2.34)              $10.88             $(1.90)          $9.17
                                                     ======               ======             ======        ========

On March 24, 2004, the Company granted 225,000 stock options to members of management of the Company. These options were granted at an exercise price equal to the market price on date of grant, do not begin to vest until September 2004 and vest ratably over a three year period.


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

4. DEBT

At March 31, 2004, the Company retired all outstanding balances on its line of credit facility. The Company subsequently terminated its relationship with the credit provider.

5. DISCONTINUED OPERATIONS

In March 2004, the Company completed its sale of substantially all the assets relating to its telemarketing and telesales services business held by its wholly owned subsidiary MKTG Teleservices, Inc. to SD&A Teleservices, Inc. (SD&A) a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain related liabilities, subject to a final working capital adjustment. As such, the operations and cash flows of the telemarketing and telefunding business have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations.

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

Accordingly, the statement of operations and cash flows for the period ended March 31, 2003 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

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

In connection with the sale of the Northeast Operations and the telemarketing and telesales operations, the company had no remaining operations as of March 31, 2004 and all related goodwill was written off as part of the sales.

The company has sold off all remaining intangible assets as a result of the sale of the telemarketing and telefunding business. There are no remaining intangible assets subject to amortization as of March 31, 2004.

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

In 1999 a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the nine months ended March 31, 2003.

8. PREFERRED STOCK

In connection with the settlement of the lawsuits (see Note 7) against Wired Empire, Inc., a discontinued subsidiary, 32,000 of the remaining 48,000 shares of Wired Empire preferred stock have been returned to MSGI and cancelled.

9. SUBSEQUENT EVENTS

On April 10, 2004, Media Services Group, Inc. (the "Company") completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. Further subject to the terms and conditions of the Stock Purchase Agreement, the Company may obtain up to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets are not met by certain target dates as set forth in the Stock Purchase Agreement. The purchase price is to be paid out of the proceeds of the Company's recent disposition of its telemarketing and telefunding business and was determined through arms-length negotiations between FDA and the Company.

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


Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and nine-month periods ended March 31, 2004 and 2003. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

As of March 31, 2004, there were no revenue generating operations remaining within Media Services Group, Inc. as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc.

Goodwill:

Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting principle for the period ended March 31, 2003. In connection with the sale of the Northeast Operations and the telemarketing and telefunding business, the are no remaining reporting units. The company has written off all remaining goodwill balances as part of the sale.

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

Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

In March 2004, the Company completed its sale of substantially all the assets relating to its telemarketing and telesales services business held by its wholly owned subsidiary MKTG Teleservices, Inc. to SD&A Teleservices, Inc. (SD&A) a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain related liabilities, subject to a final working capital adjustment. As such, the operations and cash flows of the telemarketing and telefunding business have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended March 31, 2003 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended March 31, 2003 has been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.



Results of Operations for the Three Months Ended March 31, 2004, Compared to
--------------------------------------------------------------------------------
the Three Months Ended March 31, 2003.
------------------------------------------

There are currently no reportable revenues for the company as a result of the sale of the Northeast Operations and the telemarketing and telefunding business. All revenues reported in prior periods have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations. Revenue of the discontinued operations was approximately $3.2 million the quarter ended March 31, 2004 ("Current Quarter") compared to approximately $3.5 million for the quarter ended March 31, 2003 ("Prior Quarter").

Salaries and benefits of approximately $92,000 in the Current Quarter decreased by approximately $131,000 or 59% over salaries and benefits of approximately $223,000 in the Prior Quarter. Salaries and benefits decreased due to a reduction in corporate headcount, as well as a reduction in certain executive compensation.

Selling, general and administrative expenses of approximately $262,000 in the Current Quarter increased by approximately $9,000 or 4% over comparable expenses of $253,000 in the Prior Quarter. The increase is due primarily to an increase in travel related expenses, offset by reductions in other expenses such as legal fees, accounting fees, regulatory filing fees and supplies.

Net interest income of approximately $17,000 in the Current Quarter is in line with the net interest income of approximately $17,000 in the Prior Quarter.

The net provision for income taxes of approximately $23,000 in the Current Quarter increased by approximately $12,000 over the provision of approximately $11,000 in the Prior Quarter. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, a loss from continuing operations of approximately $359,000 in the Current Quarter decreased by approximately $112,000 over comparable loss from continuing operations of $471,000 in the Prior Quarter.

The loss from discontinued operations of approximately $2.2 million in the Current Quarter is the result of the sale of the telemarketing and telefunding business. The gain from discontinued operations of approximately $68,000 in the Prior Quarter is the result of the reclassification of prior period results of the operations of the telemarketing and telefunding business.

In connection with the sale of the telemarketing and telefunding business, the Company incurred a loss on disposal of discontinued operations of approximately $1.0 million in the three months ended March 31, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

In the Prior Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of the preferred stock of approximately $6.0 million cash and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million.

As a result of the above, net losses of approximately $2.5 million in the Current Quarter increased by approximately $16.1 million over comparable net income of approximately $13.6 million in the Prior Quarter.


Results of Operations for the Nine Months Ended March 31, 2004, Compared to
--------------------------------------------------------------------------------
the Nine Months Ended March 31, 2003.
------------------------------------------

There are currently no reportable revenues for the company as a result of the sale of the Northeast Operations and the telemarketing and telefunding business. All revenues reported in prior periods have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations. Revenue included in discontinued operations was approximately $9.5 million for the period ended March 31, 2004 ("Current Period")compared to approximately $11.2 million in the period ended March 31, 2003 ("Prior Period").

Salaries and benefits of approximately $263,000 in the Current Period decreased by approximately $366,000 or 58% over salaries and benefits of approximately $629,000 in the Prior Period. Salaries and benefits decreased due to a reduction in corporate headcount, as well as a reduction in certain executive compensation.

Selling, general and administrative expenses of approximately $874,000 in the Current Period increased by approximately $69,000 or 9% over comparable expenses of $805,000 in the Prior Period. The increase is due primarily to an increases in travel related expenses, consulting fees and investor relations expenses, offset by reductions in other expenses such as legal fees, insurances and other miscellaneous expenses.

During the Prior Period ending March 31, 2003, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. On April 29, 2002, the court approved the settlement for $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs.

Net interest income of approximately $33,000 in the Current Period decreased by approximately $11,000 or 25% over net interest income of approximately $44,000 in the Prior Period. The decrease is due primarily to the reduction in interest income earned on cash balances and short term investment vehicles.

The net provision for income taxes of approximately $29,000 in the Current Period decreased by approximately $13,000 over the provision of approximately $42,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $1.1 million in the Current Period decreased by approximately $4.5 million over comparable income from continuing operations of $3.4 million in the Prior Period.

The loss from discontinued operations of approximately $1.2 million in the Current Period is the result of the sale of the telemarketing and telefunding business. The loss from discontinued operations of approximately $1.0 million in the Prior Period resulted from the sale of the Northeast Operations during the fiscal year 2003.

The loss from cumulative effect of change in accounting principle of approximately $5.1 million in the Prior Period was the result of the adoption of SFAS 142 relating to Goodwill.

In the Current Period the company realized a gain on redemption of preferred stock Of approximately $281,000. In connection with the settlement of the lawsuits (see Note 7) against WiredEmpire, Inc., a discontinued subsidiary, the remaining preferred shares of Wired Empire preferred stock have been cancelled.

In the Prior Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of the preferred stock of approximately $6.0 million cash and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million.

As a result of the above, the net loss of approximately $2.1 million in the Current Period increased by approximately $13.4 million over comparable net income of approximately $11.3 million in the Prior Period.

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


Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of March 31, 2004 are as follows:

                     Rent Expense     Less: Sublease Income     Net Rent Expense
                     -----------      --------------------      ----------------
     2004            $  210,000            $ (20,000)            $  190,000
     2005               428,000              (45,000)               383,000
     2006               240,000                 -                   240,000
     2007               240,000                 -                   240,000
     2008               240,000                 -                   240,000
     Thereafter         520,000                 -                   520,000
                    ------------           ----------            -----------

                     $ 1,878,00            $  (65,00)           $ 1,813,000
                    ===========            ===========           ===========


Debt:

At March 31, 2004, the Company retired all outstanding balances on its line of credit facility. The Company subsequently terminated its relationship with the credit provider.

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At March 31, 2004, the Company had cash and cash equivalents of $1.4 million and a working capital of $1.0 million.

The Company recognized a net loss of approximately $2.3 million in the Current Period. Cash used by operating activities from operations was approximately $1.5 million. Net cash used by operating activities principally resulted from the net loss from continuing operations of approximately $359,00 combined with the decrease in accrued expenses and increases in other assets offset by increases in accounts payable. Cash used by operating activities in the Prior Period was approximately $4.4 million.

In the Current Period, net cash of approximately $2.8 million came from investing activities consisting of the sale of the telemarketing and telefunding business. In the Prior Period, net cash of approximately $13.4 million came from investing activities consisting of proceeds from the sale of discontinued operations of approximately $8.5 million combined with a reduction in restricted cash of approximately $4.9 million.

In the Current Period, net cash of approximately $200,000 was used in financing activities. Net cash used in financing activities consisted of repayments of notes payable. In the Prior Period, net cash of approximately $12.0 million was used in financing activities consisting of repayments of long-term debt and credit facilities of $6.0 million and a redemption of preferred stock of $6.0 million.

In the Current Period net cash of approximately $365,000 was used in discontinued Operations. In the Prior Period net cash of approximately $191,000 was provided by discontinued Operations.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risks in the ordinary course of its business, primarily risks associated with interest rate fluctuations. Historically, fluctuations in interest rates have not had a significant impact on the Company's operating results. At March 31, 2004, the Company had no variable rate indebtedness outstanding.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman, Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera has concluded that the Company's disclosure controls and procedures as of March 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

On February 25, 2004 an annual meeting of the shareholders of Media Services Group, Inc. Occurred for the years ended June 30, 2002 and 2003 and a vote was held regarding the proposed elections of Mr. Seymour Jones as a Class II Director and of Mr. J Jeremy Barbera as a Class III Director. Quorum was reached and the proposals were passed by successful vote. Total votes submitted for proposal 1 numbered 627,241 with 444,186 in favor and 183,055 opposed. Total votes submitted for proposal 2 numbered 627,241 with 440,414 in favor and 186,828 opposed.

On December 24, 2003 a special meeting of the shareholders of Media Services Group, Inc. occurred and a vote by proxy was held regarding the proposed change of name from MKTG Services, Inc. to Media Services Group, Inc. and approval of the related amendment to the Articles of Incorporation. Quorum was reached and the proposal was passed by successful vote. Total votes submitted numbered 1,013,776 with 1,008,008 in favor, 2,930 opposed and 2,838 abstaining.

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

                              MEDIA SERVICES GROUP, INC.
                              (Registrant)


Date:  May 17, 2004           /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

Date:  May 17, 2004          /s/ Richard J. Mitchell III
                             ---------------------------
                             Richard J. Mitchell III
                             Chief Accounting Officer
                             (Principal Financial Officer)

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

Date:  May 17, 2004           /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

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

Date:  May 17, 2004          /s/ Richard J. Mitchell III
                             --------------------------
                             Richard J. Mitchell III
                             Chief Accounting Officer
                             (Principal Financial Officer)

                                                                    Exhibit 32.1
                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Media Services Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 17, 2004           /s/ J. Jeremy Barbera
                              ---------------------
                              J. Jeremy Barbera
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)


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

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Media Services Group, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 17, 2004          /s/ Richard J. Mitchell III
                             ---------------------------
                             Richard J. Mitchell III
                             Chief Accounting Officer
                             (Principal Financial Officer)


This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.