Form 10-K
MEDIA SERVICE GROUP INC
filed 2004-10-13
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                           [X] ANNUAL REPORT PURSUANT
                             TO SECTION 13 OR 15(d)
                                OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
 For the transition period from ______________________ to_______________________
                         Commission file number 0-16730

                           MEDIA SERVICES GROUP, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                     Nevada                            88-0085608
(State or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)

         575 Madison Avenue
         New York, New York                                      10022
--------------------------------------                       --------------
    (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:                   (917) 339-7150
                                                                  --------------
Securities registered pursuant to Section 12(b) of the Act:            None
                                                                  --------------

Securities registered pursuant to Section 12(g) of the Act:       --------------

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate be check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                          Yes             No  X
                              -----         ------
As of October 1, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $14,211,419. As of October 1, 2004, there were 1,596,262 shares of the Registrant's common stock outstanding. Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

                                     PART I

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Some of the statements contained in this Annual Report on Form 10-K discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, direct marketing and other industry trends, demographic changes, competition; the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology, telecommunication and postal costs.

Item 1.  Business
-----------------
General
-------

Media Services Group, Inc. ("The Company or MSGI") is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security,safety and surveillance industries. The corporate headquarters is located in New York, with regional offices in Washington, DC, and Calgary, British Columbia, Canada.

The Company's Strategy
----------------------

MSGI typically acquires controlling interests in early-stage, early growth technology and software development businesses. These emerging firms are led by entrepreneurs and management teams that have leading products, but lack the business relationships and financing that MSGI can offer. The Company will seek to acquire a 51% controlling interest in a target company for a combination of cash and securities. The cash component is not paid to the founding principals; it must be reinvested in the company on a monthly basis by our corporate finance staff. The target company must agree to a ratchet provision by which our stake increases up to another 25% for failure to reach first years expectations. Upon successful execution of the first year's goals, senior management may be granted options in MSGI in accordance with the existing plan. Sixty days after the completion of the first year's operations, MSGI may, at its option, acquire the remaining interest at an agreed-upon valuation. The Company also retains a right of first refusal in the event that any of the minority parties in our companies receives an unsolicited offer for their interests in the business.

Background
----------

The Company was originally incorporated in Nevada in 1919.

During the past nine years years, the Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. In April and August of 2004, the Company acquired majority interests in the Future Developments America, Inc. and Innalogic, LLC businesses that are focused in the homeland security and surveillance sectors.

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

March 2000              The Coolidge Company                            Specializes in list management
                                                                        and list brokerage services. (sold in July 2001)


September 2000          Begin plan to discontinued the operation of WiredEmpire, Inc. (completed in January 2001).

April 2004              Acquired 51% of Future Developments             Provider of technology-based products and
                        America, Inc.                                   services specializing in application-specific and
                                                                        custom-tailored restricted-access intelligence
                                                                        products, systems and proprietary solutions.

August 2004              Acquired 51% of Innalogic, LLC                 Designs and deploys content-rich software products
                                                                        for a wide range of wireless mobile devices.

Capital Stock and Certain Financing Transactions
------------------------------------------------

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the years ended June 30, 2003 and 2002 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

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

In March 2004, the Company completed its sale of substantially all the assets relating to its telemarketing and telesales services business held by its wholly owned subsidiary MKTG Teleservices, Inc. to SD&A Teleservices, Inc. (SD&A) a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $300,000, plus the assumption of certain related liabilities, subject to a final working capital adjustment. As such, the operations and cash flows of the telemarketing and telefunding business have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the periods ended June 30, 2004, 2003 and 2002 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

In connection with the sale of the operations of MKTG Teleservices, Inc., the Company recognized a loss on the disposal of discontinued operations of approximately $1.0 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments and a tax impact of approximately $35,000.

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

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of Company securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to the Company by GECC and for GECC to reimburse the Company for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $965,000 plus reimbursement of mailing costs. The net settlement has been recorded as a gain from settlement of lawsuit and is included in the statement of operations for the year ending June 30, 2003.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs sought attorney's fees and punitive damages of approximately $1,650,000, which equaled their investment in WiredEmpire's preferred stock. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. In December 2003, action was settled, and stipulations of dismissal with prejudice have been filed.

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

During the year ended June 2004, the Company entered into definitive agreements withcertain strategic European investors for a private placement of an aggregate of 250,000 shares of common stock to be sold at a price of $8.00 per share for gross proceeds of approximately $2,000,000. The Company also agreed to issue to the investors, and third party affiliates, warrants to purchase an additional 150,000 shares of common stock at a price of $12.00 per share under a three-year term. As of June 30, 2004, $1.8 million was closed with $1.2 million funded and $0.6 million recorded as a stock subscription receivable. The payment for the stock subscription receivable was received in July. Subsequent to the year ended June 30, 2004, the remaining $0.2 million was funded.


The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations for the next twelve months. As explained in Note 4, the Company recently sold off substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries. In addition, the Company has instituted cost reduction measures, including the reduction of workforce. The Company believes, based on past performance as well as the reduced corporate overhead, that its remaining operations should generate sufficient future cash flow to fund operations. Failure of the remaining operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.


Industry
--------

Overview.

The primary industries in which our companies operate are homeland security and public safety. Homeland security and public safety are not purely separate areas but rather law enforcement, fire departments, civil defense organizations and medical response teams are a crucial segment of any crisis situation, and work together with multiple government agencies to manage and resolve the emergency situation. The Company believes its products and services work throughout the chain of threat prevention, detection, dissuasion, management and resolution to expedite the collection and dissemination of data in a secure fashion to field agents and decision-makers.

Industry Growth.

The primary industries in which our companies operate are homeland security and public safety. The market for homeland security and safety technologies has been rapidly growing since the terrorist attacks occurred in the eastern United States in September 2001.

The "critical infrastructure" of the United States that could be subject to attack or a non-terrorist crisis (fire, earthquake, flooding) is absolutely enormous. According to the Environmental Protection Agency ("EPA") and the U.S. General Accounting Office ("GAO"), there are more than 120 chemical plants within the United States that could each potentially expose more than one million people if an attack on the facility caused chemicals to be released, and there are more than 66,000 chemical plants nationwide. There are more than 5,800 hospitals, 2,800 power plants, 5,000 public airports, 300 coastal and inland ports, 104 commercial nuclear power plants, 600 natural gas processing facilities, 153 oil refineries, 7,500 bulk petrochemical terminals, 80,000 dams, 3,000 government-owned facilities and sites, and 460 "key asset" skyscrapers in the country, along with more than 250,000 sites owned by firms that are considered part of the "defense industrial base".

The U.S. Department of Homeland Security (the "DHS") has identified multiple end users of surveillance collection and data transmission technologies, including state and local governments, border and transportation security (for border entry points, transportation hubs, and shipping facilities), critical infrastructure protection, various military agencies and the U.S. Coast Guard, and the United States Secret Service.

All of this surveillance and interoperability improvement activity is expected to come at a significant cost. The DHS has estimated that reaching an accelerated goal of communications interoperability will require a major investment of several billion dollars over the next decade. There are several funding resources at all levels to assist in the development and acquisition of interoperable communications technologies, but the federal government is the primary source. There are multiple federal grant programs, including the Homeland Security grants, Urban Area Security Initiative, the Office for Community Oriented Policing Services ("COPS") within the Department of Justice ("DOJ"), FEMA interoperable communications grants, Assistance to Firefighters grants, DOJ Local Law Enforcement Block Grants, and National Urban Search and Rescue Grants. The COPS program alone was authorized by Congress to administer the Interoperable Communications Technology Program beginning in 2003. More than $66 million in grants have been awarded by COPS to first responders for communications equipment, training and technical assistance. The fiscal year 2005 budget for DHS has allocated approximately $3.6 billion in grants for first-responders, $37 million in additional funds to help build out the Homeland Security Operations Center (the nerve center for homeland security information and incident management across the United States) and FEMA incident-management capabilities, and $3.6 billion to the Office for Domestic Preparedness. Approximately $474 million has been earmarked for the "Intelligence and Warning" segment of the National Strategy Mission Area for Homeland Security, which aggregates all non-military spending across the entire federal budget for that segment, $8.8 billion has been earmarked for the "Emergency Preparedness and Response" segment, and $3.4 billion has been allocated for "Defending Against Catastrophic Threats". Roughly $16.6 billion is reserved for security, enforcement, and investigational activity by the Bureau of Customs and Border Protection, Transportation Security Administration, the Coast Guard and the Secret Service. More than $5.5 billion in federal grants for first-responders from previous fiscal years remains available for distribution. The Urban Area Security Initiative Grants, given out by DHS to large local municipalities for security equipment, training and assistance, have been proposed to rise from $727 million in fiscal year 2004 to $1.45 billion in fiscal year 2005.

Beyond interoperability of communications between agencies, our products also offer significant advancements for surveillance and data collection and dissemination within law enforcement and fire department agencies for civilian crimes, fires and other incidents. For law enforcement, because of the many factors that arise in situations involving police and private citizens, surveillance technology that transmits information to field officers, commanders, and to a repository has significant advantages over relying on eyewitness surveillance. We believe that recording of video and audio can be very valuable for investigations and prosecution.

A RAND Corporation survey of law enforcement agencies in the United States in 2000 found a significant proportion of the respondents lacked even the most basic surveillance technologies. Approximately 59% of local departments and 33% of state police departments did not use fixed-site video surveillance, while only 3% of local departments and 7% of state departments reported widespread use of this technology. Some of the larger cities, such as New York City and Baltimore, have quite comprehensive fixed video surveillance in highly trafficked public areas, such as Times Square and Central Park. Almost 70% of local departments and 27% of state police departments did not use any sort of mobile video surveillance cameras, which would be used in a stakeout, hostage or other field incident. The primary reason cited for not acquiring this equipment was cost. Law enforcement agencies are widely expected to improve the quality of their surveillance data collection and dissemination technologies over the coming years. Even before the 2001 attacks, a 1998 study by the Rocky Mountain Region of the National Law Enforcement and Corrections Technology Center estimated that the use of digital communications systems would nearly double, rising to 25% of all police departments in the country by 2007.

We also are actively marketing our surveillance and data communications products and services into various agencies and sectors of the United States military and intelligence services. In an article by Professor Peter Raven-Hansen of the George Washington Law School in the U.S. State Department's journal U.S. Foreign Policy Agenda, the author notes that the first step in bringing terrorists to justice is surveillance of potential attackers and prime targets. The U.S. Supreme Court has ruled that collection of "security intelligence" for use in a terrorism investigation is different than collection of evidence of a regular crime, partly because it is needed to prevent terrorism. Congress has enacted laws permitting independent judges to authorize surveillance for the purpose of collecting foreign intelligence in the United States on a lesser showing of probable cause than for a regular crime. The agency need only show that there is probable cause to believe that the target of the surveillance is a foreign agent or an international terrorist. It is estimated that there are at least 28 different groups as "designated foreign terrorist organizations" that actively threaten the national security of the United States, with another 13 other identified as "structured terrorist groups" that are not considered to threat the security of US nationals or the national security of the United States.

Services
--------

The Company owns 51% of Future Developments America, Inc. ("FDA"), which provides technology-based products and services to law enforcement agencies throughout North America. FDA's executive team specializes in developing application-specific and custom-tailored restricted-access intelligence products, systems and proprietary solutions. The services offered by FDA are described below.

FDA specializes in the design and manufacture of security-oriented electronics equipment, as well as unique covert housings that address crucial investigative requirements unmet by conventional methods and tools. Every FDA-designed product is based on unique client requirements and is field-tested and evaluated by the firm's technology partners - federal, state and local law enforcement-security field agents, and investigative personnel - who provide detailed user input and feedback. Components in FDA's surveillance equipment line may be used as stand-alone products or in conjunction with mainstream manufacturers' closed circuit television components ("CCTV").

FDA sells a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio "bugs", body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf CCTV equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters.

To help clients further meet the ongoing challenges of investigation and observation, FDA retains a wide range of high-end surveillance systems and equipment available for rent, including the latest in many of our custom covert cameras (for authorized agencies and organizations only). This often enables agencies, organizations and businesses to obtain equipment using operating budgets, and reduces the time lag between the need for the equipment and implementation. Renting is often optimal for short-term crisis situations, special events or seasonal needs, short-term system supplementation, or for evaluation of a system prior to purchase. The firm also offers lease or lease-to-purchase options for its systems.

FDA technicians work to ensure compatibility and smooth integration of new equipment with existing security operations such as CCTV monitoring and motion detection, alarm and card access controls, and communications systems. The firm provides customer training, as well as customer-designed check-lists for ease in trouble shooting. Our Calgary, Canada, office has on location design and manufacture facilities to accommodate requirements which cannot be met by standard equipment.

As well as serving as a prime contractor, FDA may sub-contract to other major contractors. In accord with contractor preference, we can sub-contract under our own name or ghost-contract (work anonymously under our contractor umbrella). The FDA team's reputation for skill and integrity will enable us to successfully sub-contract our services to other video security equipment providers to enable them to offer value-added or enhanced services. Their long-standing relationships with our partners, contractors and alliances, developed during 19 years of industry experience, are a further testimony to our reputation.

On September 23, 2004, we announced the market introduction of a new product that represents the latest advancement in deploying digital wireless technology for intelligence collection, surveillance and security: a one-of-a-kind Digital Video & Audio Transmitter. The product is a two-component, digital, encrypted, spread spectrum video and audio transmitter receiver set that was produced by FDA.

The transmitter/receiver has a multitude of applications to many areas of Federal, State and local law enforcement, and to numerous agencies within the U.S. Department of Homeland Security. The Digital Video & Audio Transmitter receiver is comprised of a desktop or vehicle dash-mounted receiver powered by either a small AC adapter or automotive power source, and a small digital transmitter. This advanced surveillance technology, which can also be body-worn, allows security personnel to monitor operations discreetly, with hands-free operation and with minimal chance of enemy detection. The product incorporates a software "boot loader" option, which will allow customers to download and install classified technological enhancements into the device, as well as design their own applications and user options with FDA's technical support. The actual transmitter is small. Consequently, for the first time, investigators will be able to use a device that broadcasts on law enforcement frequencies completely digitally, thus making the possibility of interception virtually impossible.

FDA also delivers advisory services focused on the selection, design and deployment of technology-based surveillance networks and systems. FDA consultants work closely with client representatives to deliver solutions related to all aspects of security - from architecture and engineering to system enhancements, upgrades and expansion. FDA helps clients devise solutions that meet their functional requirements, while maintaining a constant focus on maximizing efficiency and minimizing costs. FDA functions as a primary consulting contractor, or it can serve as a sub-contractor as part of a broader consulting engagement team (with a level of visibility - or anonymity - as required by the client). FDA also provides broad-based technology and systems integration expertise. The firm works with clients to replace, update or enhance their existing electronic surveillance systems - while addressing compatibility issues and integrating new equipment with existing security systems and installations. FDA engineers are conversant with current and emerging trends that impact the near-term utility and long-term effectiveness of surveillance equipment and systems.



Client Base
-----------
The Company's potential clients include private and public-sector organizations focused on homeland security, law enforcement, and military and intelligence operations that support anti-terrorism and national security interests. The firm's clients will come from a broad range of sectors and industries, and include law enforcement agencies, federal/state/regional agencies and institutions, judicial organizations, oil/gas businesses, commercial properties, banking and financial institutions, hotels, casinos, retail, warehousing and transportation entities, recreational facilities and parks, environmental agencies, industrial firms, loss prevention/investigation agencies, disaster site surveillance firms, bodyguard services, property management, building contractors and construction companies.

Competition
-----------
There are several companies now deploying wireless video technologies and covert surveillance tools. Only a handful, however, are doing so with wireless product offerings aimed exclusively at the homeland security and public safety markets. Indeed, it is difficult to identify direct competitors to the Company in terms of the Company's core competencies and basic market positioning. The competitors that come closest to mirroring the Company's business model are Gans & Pugh Associates, Inc., a developer of wireless systems that employ traditional radio frequency technologies; Verint Systems, Inc., a provider of analytic software-based solutions for video security which competes against the Company in one of its service areas - assessing network-based security relative to Internet and data transmissions from multiple communications networks; and Vistascape, a provider of a security data management solution that integrates the monitoring and management of security hardware and software products. The Company believes its combination of product development, proprietary Open Media Delivery Platform rich-media delivery system, R&D service capabilities, advanced encryption technologies, and focus on the homeland security and public safety markets are significant competitive advantages over these listed companies.

Facilities
----------
The Company leases all of its real property. Facilities for its headquarters are in New York City and its sales and service offices are located in Washington, DC and Calgary, Canada. The Company believes that its remaining facilities are in good condition and are adequate for its current needs through fiscal 2005. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources are all adequate for its needs through fiscal 2005.

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

Employees
---------
At June 30, 2004, the Company employed approximately 10 persons, of whom 8 were employed on a full-time basis.

Item 2.  Properties
-------------------
The Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 14 of Notes to the Company's consolidated financial statements included in this Form 10-K. Our executive offices are located in New York, NY. We lease approximately 1,500 square feet which is equipped to fully meet the needs of our headquarters office. The currently lease runs through June 2005 with a monthly rent of $6,000. Our majority owned subsidiary, Future Developments America, Inc., currently leases approximately 1,000 square feet of office space in Washington, DC. This space represents the sales facilities for FDA. The current lease runs through June 2005 with a monthly rent of $3,500. The engineering and production capabilities for FDA are outsourced to their affiliate, Future Developments, Ltd located in Calgary, Alberta, Canada.

                     Location                        Square Feet
                     --------                        -----------
                 New York, New York                     1,500
                 Washington, D.C.                       1,000

 In addition, the Company is currently leasing approximately 29,400 square feet in New York, which is not being currently utilized. Accordingly, the Company has provided for the future estimated cost of this lease.

 As of June 30, 2004, the Company is also leasing approximately 7,500 square feet in Massachusetts, which is not being currently utilized. On July 12, 2004, subsequent to the year ending June 30, 2004, the company executed an early termination of the lease. A gain on the early termination will be realized in earnings (loss) from discontinued operations during the quarter ending September 30, 2004.

Item 3.  Legal Proceedings
--------------------------

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

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and they were seeking that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. In December 2003, the action was settled, and stipulations of dismissal with prejudice have been or will shortly be filed.

In June 2002, the Company entered into a tolling agreement with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agreed that none of them would initiate or file a legal action against Mr. Barbera, MKTG or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock. In January 2003, a lawsuit was filed in Alabama, Circuit Court for Jefferson County by certain plaintiffs involved in the Agreement. The action was filed against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MKTG, MKTG and WiredEmpire, Inc. The plaintiffs' complaint alleges among other things violations of state securities laws and breach of fiduciary duty. This lawsuit was settled during fiscal year 2003 and was fully covered by the Company's insurance.

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


In addition to the above, certain other legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Item 4.  Submission of matters to a vote of security holders
------------------------------------------------------------
None


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol "MSGI." Prior to December 29, 2003, the Company traded under the symbol "MKTG". Prior to July 30, 2001, the Company traded under the symbol "MSGI." The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASDAQ:

                                                           Low         High
Fiscal 2004                                                ---         ----
                             Fourth Quarter            $   3.60   $   14.75
                             Third Quarter                 2.87        5.48
                             Second Quarter                1.30        8.97
                             First Quarter                 1.23        1.83
Fiscal 2003
                             Fourth Quarter            $   1.30   $    2.35
                             Third Quarter                  .12        1.98
                             Second Quarter                 .10         .32
                             First Quarter                  .13         .75


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

In January 2003, the Company redeemed the outstanding shares of certain preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the period ended June 30, 2003.

As of June 30, 2004, there were approximately 1,019 registered holders of record of the Company's common stock.

In June 2002, the Company received notification from The Nasdaq Stock Market ("Nasdaq") that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4310(c)(4). In October 2002, the Company received another notification from Nasdaq that based on its June 30, 2002 filing the Company does not meet compliance with Marketplace Rule 4310(c)(2)(B). Such rule requires the Company to have a minimum of $2.0 million in net tangible assets or $2.5 million in stockholders' equity or a market value of listed securities of $35.0 million or $.5 million of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. In December 2002, the Company received notification from Nasdaq indicating that the Company was subject to delisting. The Company responded to Nasdaq with its plan and showed how it would achieve compliance with Marketplace Rule 4310(c)(2)(B) by achieving minimum stockholders' equity of $2.5 million. In addition, in January 2003, the Company affected an eight-for-one reverse stock split. (See Note 2). In February 2003, the Company received notification from Nasdaq that the Company's was not in compliance with the Nasdaq's market value of publicly held shares requirements, as set forth in Nasdaq Marketplace Rule 4310(c)(07). The Company believes that its subsequent issuance of common shares for the redemption of its preferred stock has brought the Company back into compliance with the minimum public float requirement. The Company appealed the Staff's decision to delist the Company to a Nasdaq Listing Qualification Panel. The hearing was held on February 13, 2003. On March 5, 2003, a Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on the Nasdaq SmallCap Market on the condition, among other things, that the Company make a public filing with the Securities and Exchange Commission and Nasdaq evidencing shareholders' equity of at least $2.5 million and further that the Company file its quarterly report on Form 10-Q for the March 31, 2003 quarter on or before May 15, 2003. On March 13, 2003, the Company filed an unaudited balance sheet as of January 31, 2003 evidencing shareholders' equity of at least $2.5 million. On May 22, 2003, the Company received notification from Nasdaq that the Company satisfactorily demonstrated compliance and, accordingly, the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file.


The Company has not paid any cash dividends on any of its capital stock in at least the last five years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


Item 6. Selected Financial Data
-------------------------------
The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2003 have been derived from the Company's audited consolidated financial statements. This financial information should be read in conjunction with management's discussion and analysis (Item 7) and the notes to the Company's consolidated financial statements (Item 14).



                                                                                 Historical
                                                                             Years ended June 30,
                                                ---                          --------------------
                                                                    (In thousands, except per share data)
                                                 2000(1)          2001             2002(11)      2003(12)       2004(13)
                                                 -------          ----             -------       --------       --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues (11)                                    $ 62,488         $   -            $    -        $    -         $    -

Amortization and depreciation                    $  6,028         $   -            $     41      $    -         $    -

Income (loss) from operations                    $(11,292)        $ (6,189)        $(11,059)(8)  $  2,072  (14) $  (1,958)
Income (loss) from continuing operations         $(41,130) (2)    $(14,339) (4)    $(11,075)     $  2,977       $  (1,710)


(Loss) gain from discontinued operations         $(34,543) (3)    $  1,252  (5)    $(54,711)(9)  $   (517) (15) $  (1,224)

Net income (loss)                                $ (75,673)       $(65,839)        $(66,096)     $ (2,615) (16) $  (2,934)

Net income (loss) available to common
stockholders                                     $ (75,673)       $(66,492)(6)     $(65,683) (10) $ 11,356 (17)  $ (2,653) (18)

Income (loss) per diluted share (21) :

    Continuing operations                        $  ( 74.24)      $ ( 21.82)       $ ( 14.89)    $  14.78)      $ (1.26)
    Discontinued operations                         ( 62.35)        ( 57.03)         ( 71.58)        (.458        (1.03)
    Cumulative effect of change in accounting            -          ( 21.15)             -          (4.43)           -
                                                 -----------      ---------        ---------     --------       --------
                                                 $  (136.59)      $ (100.00)       $  (86.47)    $   9.90       $ (2.29)



     Weighted average common shares
           Outstanding-diluted                         554              665              764        1,147           1,158

OTHER DATA:

Net cash used in operating activities:           $  (11,357)      $( 1,764)        $ (1,764)     $ (13,086)     $ (2,726)
Net cash (used in) provided by investing
activities:                                      $  (60,116)      $   (133)        $   (133)     $  72,894      $ 13,447
Net cash provided by (used in) financing
activities:                                      $   78,904       $ (3,704)        $ (3,704)     $  (6,081)     $(12,955)
Net cash (used in) provided by discontinued
operations                                            (812)       $ (1,789)        $ (1,789)     $ (50,118)     $  (988)

                                                       Historical
                                                      As of June 30,
                                                      --------------
                                                      (In thousands)

CONSOLIDATED BALANCE SHEETS DATA:                   2000         2001         2002         2003         2004
                                               ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents                      $   8,763    $     175    $   3,802    $     661    $   2,549
Working capital (deficit)                      $    (735)   $  (7,280)   $  (1,363)   $    (732)   $   1,596
                                               $  48,184    $    --      $    --      $    --      $     490
Total intangible assets
Total assets                                   $ 245,610    $  98,041    $  47,596    $   7,648    $   5,288

Total long term debt, net of current portion   $   4,014    $   4,784    $     176    $    --      $    --

Total stockholders' equity                     $ 127,864    $  68,778    $   1,390    $   3,108    $   2,201




(1) On March 31, 2000, the Company acquired all of the outstanding common shares of The Coolidge Company. On March 22, 2000 the Company acquired all of the outstanding common shares of Grizzard Advertising, Inc. Effective October 1, 1999, the Company acquired 87% of the outstanding common shares of The Cambridge Intelligence Agency. The results of operations for these acquisitions are included in the consolidated statements of operations from the date of the respective acquisition. The results for the year ended June 30, 2000 have not been restated to reflect discontinued operations.

(2) Loss from continuing operations includes a charge for $27,216 for write-downs of certain Internet investments.

(3) On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of WiredEmpire, which at the time included the assets of Pegasus Internet, Inc. The Company shut down operations, which was completed by the end of January 2001. The estimated losses associated with WiredEmpire are $34,543 and are reported as discontinued operations. All prior period results have been classified as discontinued operations.

(4) Loss from operations includes a write-down of Internet investments of $7,578 and expenses associated with settlement of litigation of $1,298.

(5) In January 2001, the company sold certain assets of WiredEmpire for a gain of $1,252.

(6) Net loss available to common stockholders includes a cumulative effect of a change in accounting of $14,064 in connection with the adoption of EITF 00-27.

(7) Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") the Company has reviewed its accounting policies for the recognition of revenue. SAB 101 was required to be implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated.

(8) Loss from operations includes an impairment write-down of goodwill of $6,500 and a write-down of abandoned leased property of $6,400.
(9) Net loss includes an extraordinary item of $4,859 for a loss on early extinguishments of debt.

(10) Net loss available to common stockholders includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

(11) Effective July 31, 2001, the Company sold Grizzard Communications Group, Inc. The results of operations for Grizzard are no longer included in the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(12) In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(13) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(14) Income from operations includes a gain on termination of lease of $3.9 million.

(15) In December 2002, the Company sold certain assets of the Northeast Operations for a loss of $0.2 million

(16) Net loss includes a gain from settlement of lawsuit of $1.0 million and a loss from a cumulative effect of change in accounting of $5.1 million.

(17) Net gain / (loss) available to common shareholders contains a gain (deemed dividend) on redemption of preferred stock of $13.9 million.

(18) Net income available to common shareholders includes a gain on redemption of preferred stock of a discontinued operation of $0.3 million

(19) On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this document.

The following is a summary of the quarterly operations for the years ended June 30, 2003 and 2004.



                                                                                           Historical
                                                                                     Quarter ended June 30,
                                                                           (In thousands, except per share data)
                                                                                           (unaudited)
                                                    9/30/2002(6)     12/31/2002(6)       3/31/2003(6)         6/30/2003(6)
                                                    -------------    -------------       ------------         ------------
Revenues (1)                                           $     -         $     -             $      -              $     -
Loss from operations                                   $  (515)        $ 3,462 (3)         $   (475)             $  (400)
Net income (loss)                                      $(5,317)(4)     $ 2,636             $   (799)             $  (494)
Net income (loss) available to common stockholders     $(5,317)        $ 2,636             $ 13,567 (5)          $  (494)
Basic and diluted loss per share (5):
     Continuing operations                             $  1.73         $  9.37             $ 100.40              $  11.92
     Discontinued operations                             (1.25)          (1.37)                (.48)                (5.68)
     Cumulative effect of change in accounting          (15.36)             -                    -                 (20.08)
                                                      ---------------------------------------------------------------------
Basic and diluted loss per share                       $(14.88)        $  8.00             $  99.92              $ (13.84)
                                                      =====================================================================



                                                                                     Historical
                                                                               Quarter ended June 30,
                                                                       (In thousands, except per share data)
                                                                                     (unaudited)

                                                       9/30/2003(7)  12/31/2003(7) 3/31/2004(7)    6/30/2004 (7)
                                                       ------------  ------------  ------------    -------------
Revenues (1)                                           $    -         $     -      $      -         $   -
Loss from operations                                   $  (278)       $   (505)    $    (353)       $ (822)
Net income (loss)                                      $   130        $     71     $  (2,549)       $ (586)
Net income (loss) available to common stockholders     $   130        $    352     $  (2,549)       $ (586)
Basic and diluted loss per share (5):
     Continuing operations                             $  (0.23)      $  (0.24)    $   (0.33)       $ (1.26)
     Discontinued operations                               0.33           0.56         (2.00)         (1.03)
     Cumulative effect of change in accounting              -               -             -              -
                                                        ------------------------------------------------------
Basic and diluted loss per share                      $    0.10       $   0.32      $  (2.33)       $ (2.29)
                                                      ========================================================

(1)            Prior periods presented have been restated in accordance with SAB
               104. See Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K.
(2) On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this
(3)            Includes a gain on termination of lease of $3.9 million.
(4) Includes a gain on settlement of lawsuit of $1.0 million and a loss from cumulative effect of change in accounting principle of $5.1 million.
(5) Includes a gain (deemed dividend) on redemption of preferred stock of $13.9 million.
(6) In December 2002, the Company completed the sale of substantially all of the asets related to its direct list sales and database services and website development and design business held be certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included on the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.
(7) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices') to SD&A Teleservices, Inc. ('SDA'), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note reveiable for $0.3 million plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included on the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.

Item 7.  Management's Discussion and Analysis
----------------------------------------------

Overview
--------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the twelve-month period ended June 30, 2004. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-K.

In as much as the Company's first acquisition in it's new business operations was in April 2004, the operating results reported in this Form 10-K are indicative of primarly only the remaining non-revenue generating corporate operations. The revenues and ernings which may be generated by newly aquired business operations will be realized in subsequent reporting periods

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:
The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent" which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

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

As of June 30, 2004, there were no revenue generating operations remaining within Media Services Group, Inc. as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc. Future Developments America, Inc., the sole subsidiary of MSGI as of June 30, 2004, is a new and emerging business and, as such, has generated no revenues as of June 30, 2004. Revenues will be generated by and reported for the operations of FDA in subsequent reporting periods.

Goodwill and Intangible Assets:
Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company completed the transition requirements under SFAS No. 142. The Company determined that it had three reporting units. Reporting unit 1 represents operations of list sales and services and database marketing. Reporting unit 2 represents the operations of telemarketing. Reporting unit 3 represents the operations of web site development and design. The company recognized and impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 for reporting units 1 and 3. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the Northeast Operations (See Note 4), the only remaining reporting unit consists of telemarketing. The remaining Goodwill relating to the Northeast Operations of approximately $8.1 million was included in loss from discontinued operations for the year ended June 30, 2003. At June 30, 2002, approximately $13.2 million of goodwill was included in net liabilities of discontinued operations. AS of June 30, 2004, goodwill in the amount of $0.5 million appears on the consolidated balance sheet relative to the purchase of 51% of Future Developments America, Inc.

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

On September 21, 2000, the Company's Board of Directors approved a plan to discontinue the operation of WiredEmpire. The Company shut down the operations by the end of January 2001. In the fiscal year ended June 30, 2000, the Company recorded losses associated with WiredEmpire of approximately $34.5 million. These losses included approximately $19.5 million in losses from operations through the measurement date and approximately $15.0 million of loss on disposal which included approximately $2.0 million in losses from operations from the measurement date through the estimated date of disposal. It also included provisions for vested compensation expense of $2.0 million, write down of assets to net realizable value of $8.8 million, lease termination costs of $1.9 million, employee severance and benefits of $1.8 million and other contractual commitments of $.5 million. As of June 30, 2002, approximately $1.7 million remains accrued representing payments expected to be made related to legal and lease obligations.

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

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. The Company recognized a loss on disposal of discontinued operations of approximately $1.0 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred.

On April 10, 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of FDA for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. Further subject to the terms and conditions of the Stock Purchase Agreement, the Company may obtain up to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets are not met by certain target dates as set forth in the Stock Purchase Agreement.

Results of Operations Fiscal 2004 Compared to Fiscal 2003
---------------------------------------------------------
As of the year ended June 30, 2004 (the "Current Period"), there were no revenue generating operations remaining within Media Services Group, Inc. as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc. Future Developments America, Inc., the sole subsidiary of MSGI as of June 30, 2004, is a new and emerging business and, as such, has generated no revenues as of June 30, 2004. Revenues are expected be generated by and reported for the operations of Future Developments America, Inc. in subsequent reporting periods. All revenues generated by previously owned subsidiaries during the fiscal year ended June 30, 2003, (the "Prior Period"), have been reclassified to a single line presentation of Gain or Loss from Discontinued Operations on the Consolidated Statement of Operations.

Salaries and benefits of approximately $410,000 in the Current Period decreased by approximately $333,000 or 45% over salaries and benefits of approximately $743,000 in the Prior Period. Salaries and benefits decreased due to decreased headcount in certain areas of the Company. In connection with a reduction in the workforce during the Prior Period, corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer voluntarily forgave part of his base compensation to effect a reduction of approximately 30% to $350,000. The Chief Accounting Officer also forgave part of her base compensation to effect a reduction of approximately 30% and $125,000 per year and in addition, due to medical reasons resigned as Chief Accounting Officer of the Company in March 2003. The Chief Executive Officer assumed the duties as the Chief Accounting Officer until such a replacement was elected in December 2003.

Selling, general and administrative expenses of approximately $1.4 million in the Current Period increased by approximately $0.3 million or 27% over comparable expenses of $1.1 million in the Prior Period. Of the increase, approximately $0.1 million is attributable to increases in travel expenses incurred as a result of the requirements of the Company's recent merger and acquisition activities. The remainder of the increase is due primarily to increases in consulting and investor relations related expenses.

Consulting fees on options grants of approximately $0.4 million in the Current Period The fair value of options, valued using the Black-Scholes method, resulted from the issuing of 60,000 options to a third party for consulting fees, which were vested immediately. There were no such expenses in the Prior Period.

Gain on termination of lease of approximately $3.9 million in the Prior Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of approximately $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then the Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

During the Prior Period, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of Company securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to the Company by GECC and for GECC to reimburse the Company for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $965,000 plus reimbursement of mailing costs.

Net interest income of approximately $23,000 in the Current Period increased by approximately $36,000 over net interest expense of approximately $13,000 in the Prior Period. Net interest income increased primarily due to the the increase in average cash.

The net provision for income taxes of approximately $10,000 in the Current Period decreased by approximately $38,000 over net provision for income taxes of approximately $48,000 from the Prior Period. In addition, the Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations item of $2.1 million in the Current Period decreased by $5.1 million over comparable income of $3.0 in the Prior Period.

The loss from discontinued operations in the Current Period and the Prior Period are the results of loss incurred during the respective periods from MKTG Teleservices, Inc. and the Northeast Operations which have been sold.

In connection with the sale of MKTG Teleservices, Inc., the Company realized a loss on disposal of discontinued operations of approximately $1.0 million in the year ended June 30, 2004. The loss primarily results from the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

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

As a result of the above, net loss of approximately $3.3 million in the Current Period increased by approximately $0.7 million over comparable net loss of $2.6 million in the Prior Period.

In the Prior Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income/(loss) attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million


Results of Operations Fiscal 2003 Compared to Fiscal 2002
---------------------------------------------------------

Salaries and benefits of approximately $0.7 million in the Current Period decreased by approximately $1.3 million or 65% over salaries and benefits of approximately $2.0 million in the Prior Period. Salaries and benefits decreased due to decreased headcount in several areas of the corporate offices. The Company had been actively consolidating its offices and infrastructure. Certain functions in the corporate offices were scaled back or eliminated due to the sale of a significant portion of the company's business during the Current Period. In connection with a reduction in the workforce, corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified.

Selling, general and administrative expenses of approximately $1.1 million in the Current Period decreased by approximately $1.5 million or 58% over comparable expenses of $2.6 million in the Prior Period. Of the decrease, approximately $0.5 million is attributable to reductions in professional fees such as legal and accounting services. The remaining reductions occurred in areas such as marketing, travel and entertainment and office expenses due to the consolidation of certain office spaces and the reduction of head count

In the Prior Period, the Company realized an expense of approximately $6.4 million as a result of booking reserves for the cost of certain abandoned property.

Gain on termination of lease of approximately $3.9 million in the Current Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of approximately $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then the Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

During the Current Period, the Company recognized a gain on a settlement of a lawsuit. In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of Company securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to the Company by GECC and for GECC to reimburse the Company for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $965,000 plus reimbursement of mailing costs.

Net interest expense of approximately $13,000 in the Current Period decreased by approximately $0.2 million over net interest income of approximately $0.2 million in the Prior Period. Net interest income decreased primarily due to the decrease in interest rates coupled with the decrease in average cash.

The net provision for income taxes of approximately $47,000 in the Current Period increased by approximately $147,000 over the net credit for income taxes of approximately $100,000 from the Prior Period. In addition, the Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, income from continuing operations of $3.0 million in the Current Period increased by $14.0 million over comparable loss of $11.0 in the Prior Period.

The loss from discontinued operations in the Current Period and the Prior Period are the results of loss incurred during the respective periods from Grizzard, the Northeast Operations and MKTG Teleservices, Inc. which have been sold. The Company recorded a loss of approximately $4.9 million for the nine months ended March 31, 2002 as a result of the early extinguishment of debt which is included in the loss from discontinued operations and was previously classified as an extraordinary item.

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

Critical Accounting Policies:

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

o Revenue Recognition
o Allowances for Doubtful Accounts and Sales Returns
o Goodwill and Intangible Assets
o Accounting for Income Taxes

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

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2004 are as follows:

               Rent Expense    Less: Sublease  Net Rent Expense
               -----------     -------------   ----------------
       2005    $   497,000     $   (45,300)    $  451,700
       2006        240,000            --          240,000
       2007        240,000            --          240,000
       2008        240,000            --          240,000
       2009        240,000            --          240,000
Thereafter         280,000            --          280,000
               -----------     -----------     ----------
               $ 1,737,000     $   (45,300)    $1,691,700
               ===========     ===========     ==========


Debt:

In March 2004, in connection with the sale of the MKTG Teleservices, Inc. operations, the Company repaid approximately $0.2 million balance of one credit facility and terminated the relationship with the credit provider. The Company no longer has any debt related to credit facilities on its balance sheet as of June 30, 2004.

In June 2004, the company entered into a note payable to an officer in the amount of $0.5 million. The note was paid in July 2004.

Preferred Stock:

On February 24, 2000 the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 30,648 shares of common stock for proceeds of approximately $29.5 million, net of approximately $0.5 million of placement fees and expenses. The preferred stock was convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provided for liquidation preference under certain circumstances and accordingly had been classified in the mezzanine section of the balance sheet. The preferred stock had no dividend requirements.

After adjustment for the reverse stock split, the Series E Preferred Stock was convertible at any time at $1,174.70 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock was lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $587.52 per share, the market price on that date as adjusted for the reverse stock split. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $18.768 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments were made to the conversion price other than for stock splits, stock dividends or other organic changes. The warrant was exercisable for a period of two years at an exercise price of $1,370.448, subject to certain anti-dilution adjustments. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock . The warrant expired in February 2002.

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

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At June 30, 2004, the Company had cash and cash equivalents of $2.5 million and short-term notes receivable of $0.6 million.

The Company realized a loss from continuing operations of $2.1 million in the Current Period. Cash used in operating activities from continuing operations was approximately $2.6 million. Net cash used in operating activities principally resulted from the income from continuing operations in addition to reduction in accrued liabilities offset by an increase trade accounts payable in the Current Period. The Company realized income from continuing operations of $2.9 million in the Prior Period. Cash used in operating activities from continuing operations was approximately $4.4 million. Net cash used in operating activities principally resulted from the income from continuing operations offset by a decrease in trade accounts payable, a decrease in accrued expenses and other liabilities and other non-cash items in the Prior Period.

In the Current Period, net cash of $2.5 million was provided by investing activities consisting of net proceeds from the sale of the MKTG Teleservices, Inc. operations, net of fees, offset by an increase in purchases of property and equipment. In the Prior Period, net cash of $13.5 million was provided from investing activities consisting primarily of $78.6 million from proceeds from the sale of the Northeast operations as well as a decrease in restricted cash.

In the Current Period, net cash of $1.4 million was provided by financing activities. Net cash provided by financing activites consisted primarily of proceeds from the sale of common stock and proceeds from a related party note payable offset by repayments of long term debt. In the Prior Period, net cash of $12.1 million was used in financing activities. Net cash used in financing activities consisted of $4.8 million repayments of debt and capital leases, redemption of a portion of preferred stock of $6.0 million and repayment of proceeds from credit facilities of $1.2 million.

In the Current Period net cash of $0.6 million was provided by discontinued operations. In the prior period, net cash of $0.1 million was used by discontinued operations.

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 1.5 million restricted shares of common stock, plus a two-year warrant for 400,000 shares priced at $3.00 per share. The warrant was exercisable over a two year period. The warrant was valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, the Company was to launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance was $.8 million at June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the strategic partnership agreement and requesting payment of the remaining $.8 million, which had been categorized as a liability at June 30, 2002. The Company settled with Firstream during fiscal year 2003 for approximately $.2 million and the remaining liability was sold as part of the Northeast operations sale. There was no remaining liability as of June 30, 2003.

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

In September 2000 the Company offered to exchange the WiredEmpire preferred shares for MSGI common shares. During the fiscal year end June 30, 2001, the Company exchanged 41,042 shares of unregistered MSGI common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2003, 48,000 shares of WiredEmpire preferred stock have not been exchanged and this is reported as minority interest in preferred stock of discontinued subsidiary as $280,946 at June 30, 2003. The shares were subsequently returned to MSGI and forfeited during the fiscal period ended June 30, 2004. This is reported as a gain on the redemption of preferred stock of a discontinued subsidiary as of June 30, 2004.

Summary of Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended June 30, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 ("EITF 03-06"), "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. Adoption of EITF 03-01 will not have a material impact on the Company's consolidated financial position or results of operations.

Item 7 (a).  Quantative and Qualitative Disclosure about Market Risk
--------------------------------------------------------------------
MSGI believes that it does not have any material exposure to market risk associated with interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk, or other market risks.

Item 8 - Financial Statements and Supplementary Data
----------------------------------------------------
The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
None.

Item 9 (a) - Controls and Procedures
------------------------------------
Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our chief executive officer ("CEO") and principal financial officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Annual Report we present the conclusions of the CEO and the principal financial officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation. The evaluation made by our CEO and principal financial officer of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, our CEO and principal financial officer each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

On October 13, 2004, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), informed us and our Audit Committee of the Board of Directors that in connection with their review of our financial results for the fiscal year ended June 30, 2004, AP&M had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). AP&M noted a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impracticable to achieve an optimum separation of duties, especially with the Company's continued growth and the increased demands of public reporting information. The impact of the above condition was relevant to the current period only and did not affect the results of this period or any prior periods.

Conclusions. Based upon the Controls Evaluation, our CEO and principal financial officer have each concluded that, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

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

3.1    Amended and Restated Articles of Incorporation (c)
3.2 Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company (b)
3.3 Certificate of Amendment to the Articles of Incorporation for change of name to All-Comm Media Corporation (f)
3.4    By-Laws (a)
3.5 Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 36,300,000 total (i)
3.6 Certificate of Amendment of Articles of Incorporation for change of name to Marketing Services Group, Inc. (k)
3.7 Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 75,150,000 total (n)
3.8 The Amended Certificate of Designation, Preferences and Relative, Participating and Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof for the Series D Convertible Preferred Stock (l)
3.9 Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of Marketing Services Group, Inc. (q)
3.10 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of
         Marketing Services Group, Inc. (r)
3.11 Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, Inc. (a)
10.1   1991 Stock Option Plan (d)
10.2 Security Agreement between Milberg Factors, Inc. and Metro Services Group, Inc. (j)
10.3   Security Agreement between Milberg Factors, Inc. and Stephen Dunn &
                              Associates, Inc. (k)
10.4   J. Jeremy Barbera Employment Agreement (t)
10.5   Rudy Howard Employment Agreement (t)
10.6   Stephen Killeen Employment Agreement (t)
10.7   Form of Private Placement Agreement (j)
10.8 Purchase agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)
10.9 Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as of December 24, 1997 (l)
10.10 Registration Rights Agreement by and among the Company and GE Capital, dated as of December 24, 1997 (l)
10.11  Warrant, dated as of December 24, 1997,
           to purchase  shares of Common Stock of the Company (l)
10.12  First  Amendment to
          Preferred Stock Purchase Agreement Between General Electric Capital Corporation and Marketing Services Group, Inc. (o)

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

10.22  Steven Killeen Termination Agreement (b)
10.23  Standstill Agreement between MKTG Services, Inc. and Castle Creek
           Technology Partners LLC (u)
10.24  Standstill Agreement between MKTG Services, Inc. and RCG International
           Investors, LDS (u)
10.25  Letter Amendment to Standstill Agreement between MKTG Services, Inc. and
           Castle Creek Technology Partners LLC(v)
10.26  Letter Amendment Standstill Agreement between MKTG Services, Inc. and RCG
           International Investors, LDS(v)
21     List of Company's subsidiaries (a)
22     Consent of Amper, Politziner & Mattia (a)
23     Consent of PricewaterhouseCoopers LLP (a)
24     Certification pursuant to section 906 of the Sarbanes-Oxley Act of
         2002(a)

(a) Included herein in the Company's Report on Form 10K- for the fiscal year ended June 30, 2004

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

                                                   MEDIA SERVICES GROUP, INC.
                                                   (Registrant)

                                 By: /s/ J. Jeremy Barbera
                                       ---------------------
                                       J. Jeremy Barbera
                                       Chairman of the Board and
                                       Chief Executive Officer
                                 By: /s/ Richard J. Mitchell III
                                       ---------------------
                                       Richard J. Mitchell III
                                       Chief Accounting Officer
                                       and Principle Financial Officer
Date:  October 13, 2004

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

Signature                              Title                                              Date
------------------------------         -------------------------------------------        --------------------

/s/ J. Jeremy Barbera
-------------------------------        Chairman of the Board and Chief Executive          October 13, 2003
J. Jeremy Barbera                      Officer (Principal Executive Officer)


/s/ John T. Gerlach                    Director                                           October 13, 2003
-------------------------------
John T. Gerlach

/s/ Seymour Jones                      Director                                           October 13, 2003
-------------------------------
Seymour Jones


/s/ David Stoller                      Director                                           October 13, 2003
-------------------------------
David Stoller




                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]





(1)FINANCIAL STATEMENTS:                                                Page
   ---------------------                                                ----
   Report of Independent Registered Public Accounting Firm              34-35

   Consolidated Balance Sheets as of June 30, 2004 and
       June 30, 2003                                                     36

   Consolidated Statements of Operations
       Years Ended June 30, 2004, 2003 and 2002                         37-38

   Consolidated Statement of Stockholders' Equity
       Years Ended June 30, 2004, 2003 and 2002                          39

   Consolidated Statements of Cash Flows
       Years Ended June 30, 2004, 2003and 2002                           40

   Notes to Consolidated Financial Statements                           41-57





Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

DRAFT


Board of Directors and Stockholders
Media Services Group, Inc.

We have audited the accompanying consolidated balance sheets of Media Services Group, Inc. and Subsidiaries (formerly MKTG Services, Inc.) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal years ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Media Services Group, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the fiscal years ended June 30, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

                                             /s/ Amper, Politziner & Mattia P.C.


October 12, 2004
Edison, New Jersey

               Report of Independent Registered Public Accounting Firm


The Board of Directors
Media Services Group, Inc.

In our opinion, the consolidated statements of operations, of cash flows and of changes in stockholders' equity for the year ended June 30, 2002, presents fairly, in all material respects, the results of operations and cash flows of Media Services Group, Inc. and its Subsidiaries (formerly MKTG Services, Inc.) for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in paragraph 2 of Note 2 to the financial statements, the Company has limited capital resources and has incurred significant recurring losses and negative cash flows from operations, in addition to certain contingencies that may require significant resources, all of which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management's plan with respect to this matter is set forth as discussed in Note 2.

                                             /s/ PRICEWATERHOUSECOOPERS LLC

New York, New York
September 26, 2002, except for the reclassification and presentation of the discontinued operations of the Northeast Operations and Grizzard, Inc., as discussed in Note 4, as to which the date is October 14, 2003 and for the reclassification and presentation of the discontinued operations of MKTG Teleservices, Inc., as discussed in Note 4, as to which the date is October 13, 2004


                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2004 AND 2003



ASSETS                                                                                2004                          2003
------                                                                                ----                          ----
Current assets:
    Cash and cash equivalents                                                 $    2,548,598                     $ 660,742
    Stock subscription receivable                                                    600,000                             -
    Net assets of discontinued operations                                                  -                     5,472,921
    Other current assets                                                             208,293                       451,548
                                                                                 -----------                    ----------
        Total current assets                                                       3,356,891                     6,585,211
Property and  equipment, net                                                           5,130                             -
Goodwill                                                                             490,000                             -
Note receivable                                                                      300,000                             -
Related party note receivable                                                      1,120,013                     1,050,309
Other assets                                                                          15,700                        12,000
                                                                                 -----------                      --------

        Total assets                                                           $   5,287,734                     $7,647,520
                                                                               =============                      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable-trade                                                           381,722               $       288,631
    Accrued expenses and other current liabilities                                   748,603                     1,364,547
    Note payable - shareholder                                                       500,000                             -
    Net liabilities of discontinued operations                                       130,742                       941,543
    Current portion of long-term obligations                                               -                       201,062
                                                                                 -----------                    ----------
        Total current liabilities                                                  1,761,067                     2,795,783
Other liabilities                                                                  1,070,570                     1,463,131
                                                                                 -----------                     ---------
        Total liabilities                                                          2,831,637                     4,258,914
                                                                                 -----------                     ---------

Minority interest in preferred stock of discontinued subsidiary                            -                       280,946
Minority interest in subsidiary                                                      255,517                             -

Stockholders' equity:
    Common stock - $.01 par value; 9,375,000 authorized; 1,530,093 and 1,108,198 shares issued; 1,521,262 and 1,092,367 shares outstanding
        as of June 30, 2004 and 2003, respectively                                    15,300                        11,011
    Additional paid-in capital                                                   222,658,012                   220,258,236
    Accumulated deficit                                                         (219,079,022)                 (215,767,877)
    Less:  8,831 shares of common stock in treasury, at cost                      (1,393,710)                   (1,393,710)
                                                                               --------------                  ------------

        Total stockholders' equity                                                 2,200,580                     3,107,660
                                                                               -------------                   -----------
        Total liabilities and stockholders' equity                             $   5,287,734                   $ 7,647,520
                                                                               =============                   ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.



                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002

                                                                   2004             2003             2002
                                                               -----------     ------------     ------------

Revenues                                                       $      --       $       --       $       --
                                                               -----------     ------------     ------------
Operating costs and expenses:
     Research and Development                                      167,940             --               --

    Salaries and benefits                                          409,919          743,359        1,971,818
    Selling, general and administrative                          1,379,824        1,090,292        2,645,680
    Consulting expense on option grants                            377,363             --               --
    Reserve for rent on abandoned property                            --               --          6,400,000
    Gain on termination of lease                                      --         (3,905,387)            --
    Depreciation and amortization                                     --               --             41,092
                                                               -----------     ------------     ------------

       Total operating costs and expenses                        2,335,046       (2,071,736)      11,058,590
                                                               -----------     ------------     ------------

Income (loss) from operations                                   (2,335,046)       2,071,736      (11,058,590)
                                                               -----------     ------------     ------------
Other income (expense):
    Gain (loss) on legal settlement                                   --            965,486         (246,000)
    Interest income (expense) and other, net                        22,925          (12,930)         229,463
                                                               -----------     ------------     ------------
                                                                    22,925          952,556          (16,537)

Minority interest in subsidiary                                    234,483             --               --
    Income (loss) from continuing operations
      before provision for income taxes                         (2,077,638)       3,024,292      (11,075,127)
    Provision for income taxes                                       9,780           47,589         (102,877)
                                                               -----------     ------------     ------------
    Income (loss) from continuing operations                    (2,087,418)       2,976,703      (10,972,250)


Discontinued operations:
       Loss from discontinued operations                          (211,613)        (296,138)     (56,583,717)
       Gain (loss) from disposal of discontinued operations     (1,012,114)        (220,396)       1,872,830
                                                               -----------     ------------     ------------
    Loss from discontinued operations                           (1,223,727)        (516,534)     (54,710,887)
                                                               -----------     ------------     ------------
Cumulative effect of change in accounting principle                   --         (5,075,000)            --
                                                               -----------     ------------     ------------
Net loss                                                        (3,311,145)      (2,614,831)     (65,683,137)
                                                               -----------     ------------     ------------
Gain (deemed dividend) on redemption of preferred stock               --         13,970,813         (412,634)
Gain on redemption of preferred stock of discontinued
 subsidiary                                                        280,946             --               --
                                                               -----------     ------------     ------------
Net income (loss) attributable to common stockholders          $(3,030,199)    $ 11,355,982     $(66,095,771)
                                                               ===========     ============     ============



The accompanying notes are an integral part of these Consolidated Financial Statements.


                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002


                                                                    2004              2003            2002
                                                           -------------     -------------     -----------

Basic earnings (loss) per share:
Continuing operations                                      $       (1.56)    $       17.34     $    (14.89)
    Discontinued operations                                        (1.06)            (0.53)         (71.58)
    Cumulative effect of change in accounting principle             --               (5.19)           --
                                                           -------------     -------------     -----------
Basic earnings (loss) per share                            $       (2.62)    $       11.62     $    (86.47)
                                                           =============     =============     ===========

Diluted earnings (loss) per share:
Continuing operations                                      $       (1.56)    $       14.78     $    (14.89)
    Discontinued operations                                        (1.06)            (0.45)         (71.58)
    Cumulative effect of change in accounting principle             --               (4.43)           --
                                                           -------------     -------------     -----------
Diluted earnings (loss) per share                          $       (2.62)    $        9.90     $    (86.47)
                                                           =============     =============     ===========



Weighted average common shares outstanding - basic             1,157,892           977,086         764,360
                                                           =============     =============     ===========
Weighted average common shares outstanding - diluted           1,157,892         1,146,943         764,360
                                                           =============     =============     ===========


The accompanying notes are an integral part of these Consolidated Financial Statements.


                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002

                                                        Additional
                                       Common Stock      Paid-in   Deferred     Accumulated   Treasury Stock
                                    ------------------                                        -----------------
                                    Shares    Amount     Capital  Compensation   Deficit       Shares    Amount       Totals
                                    --------------------------------------------------------------------------------------------
Balance June 30, 2001              711,407   $7,114    $231,605,312         - $(161,440,722)  (8,831)  $(1,393,710) $68,777,994
                                   =============================================================================================

Shares issued upon conversion of
    Series E Preferred Stock       112,983    1,130       756,667                                                       757,797
Issuance of common stock for
   settlement of earn-out
   provision                        15,739      157       299,843                                                       300,000
Redemption of  Series E Preferred
     Stock                                             (2,762,634)                                                   (2,762,634)

Net and comprehensive loss                                                     (65,683,137)                         (65,683,137)
                                    --------------------------------------------------------------------------------------------

Balance June 30, 2002              840,129    $8,401   $229,899,188          - $(227,123,859) (8,831)  $(1,393,710)   $1,390,020
                                   =============================================================================================

Shares issued upon conversion
 of  Series E Preferred Stock       79,767      798        502,555                                                      503,353
Redemption of Series E
  Preferred Stock                  181,302    1,812    (10,143,507)              13,970,813                           3,829,118
Net and comprehensive
loss                                                                             (2,614,831)                        (2,614,831)
                                 ----------------------------------------------------------------------------------------------
Balance June 30, 2003            1,101,198  $ 11,011  $220,258,236           - $(215,767,877) (8,831)  (1,393,710)   $3,107,660
                                 ==============================================================================================


Cancellation of minority interest
 in preferred stock of
 discontinued subsidiary                                   280,946                                                      280,946

Shares issued  upon cashless exercise
 of warrants                       203,895     2,039        (2,039)                                                           -

Shares issued in connection with
  private placement of common
  stock, net of stock issuance
  costs of $84,000                 225,000     2,250     1,713,750                                                    1,716,000

Options issued in connection
 with consulting fees                                      377,363                                                      377,363

Adjustment of fees associated
  with redemption of Series E
  Preferred Stock                                           29,756                                                       29,756



Net and comprehensive loss                                                        (3,311,145)                        (3,311,145)
                                 ----------------------------------------------------------------------------------------------
Balance June 30, 2004            1,530,093  $ 15,300  $222,658,012           - $(219,079,022) (8,831)  (1,393,710)   $2,200,580
                                 ==============================================================================================







The accompanying notes are an integral part of these Consolidated Financial Statements.





                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002

                                                                       2004             2003             2002
                                                                   -----------     ------------     ------------

OPERATING ACTIVITIES:
    Net loss                                                       $(3,311,145)    $ (2,614,831)    $(65,683,137)
    Loss from discontinued operations                                1,223,727          516,534       54,710,887
    Cumulative effect of change in accounting principle                   --          5,075,000             --
                                                                   -----------     ------------     ------------
    Income (loss) from continuing operations                        (2,087,418)       2,976,703      (10,972,250)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Gain on termination of lease                                      --         (3,905,387)            --
        Depreciation                                                      --               --             41,092
        Minority interest in subsidiary                               (234,483)            --               --
        Consulting expense on option grants                            377,363             --               --
Changes in assets and liabilities:
        Other current assets                                           243,255          (53,121)        (236,390)
        Other assets                                                    (3,700)         311,629          (22,054)
        Trade accounts payable                                          93,091         (458,777)      (1,050,017)
        Accrued expenses and other liabilities                      (1,008,505)      (3,280,359)       4,806,288
                                                                   -----------     ------------     ------------

    Net cash used in operating activities                           (2,620,397)      (4,409,312)      (7,433,331)
                                                                   -----------     ------------     ------------

INVESTING ACTIVITIES:
            Purchases of property and equipment                         (5,130)            --               --
    Decrease (increase) in restricted cash                                --          4,945,874       (4,945,874)
    Proceeds from sale of Grizzard                                        --               --         78,609,258
    Proceeds from sale of Northeast Operations, net of fees               --          8,546,182             --
    Proceeds from sale of Teleservices, net of fees                  2,524,058             --               --
                                                                   -----------     ------------     ------------

     Net cash provided by investing activities                       2,518,928       13,492,056       73,663,384
                                                                   -----------     ------------     ------------


FINANCING ACTIVITIES:
    Redemption of preferred stock                                         --         (6,021,840)      (5,000,000)
    Expenditures from private placement of preferred shares             29,785          (29,753)         (44,971)
    Expenditures from private placement of common shares               (84,000)            --               --
    Proceeds from issuance of common stock, net                      1,199,971             --               --
        Increase in related party note receivable                      (69,704)         (71,775)      (1,000,000)
    Net (repayments on) proceeds from credit facilities                   --         (1,158,417)         462,329
    Proceeds from related party note payable                           500,000             --               --
    Repayment of related party notes payable                              --               --           (400,000)
    Repayments of long-term debt                                      (201,062)      (4,812,595)         (44,385)
                                                                   -----------     ------------     ------------

    Net cash provided by/(used in) financing activities              1,374,990      (12,094,380)      (6,027,027)
                                                                                   ------------     ------------
Net cash from /(used in) discontinued operations                       614,335         (129,840)      (56,575,714)
                                                                   -----------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                 1,887,856       (3,141,476)       3,627,312
    Cash and cash equivalents at beginning of year                     660,742        3,802,218          174,906
                                                                   -----------     ------------     ------------

Cash and cash equivalents at end of year                           $ 2,548,598     $    660,742     $  3,802,218
                                                                   ===========     ============     ============


The accompanying notes are an integral part of these Consolidated Financial Statements.

                      MKTG SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OVERVIEW AND PRINCIPLES OF CONSOLIDATION:
Media Services Group, Inc. ("MSGI" or the "Company") is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security and surveillance industry and the media sector. Substantially all of the Company's business activity will be conducted with customers located within the United States.

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Subsidiaries acquired during the year are recorded from the date of the respective acquisition. Subsidiaries sold during the year are presented as discontinued operations (See Note 4).

Effective December 29, 2003, the Company changed its legal name from MKTG Services, Inc. to Media Services Group, Inc.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Liquidity:

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand combined with funds that will be available from its operations should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations for the next twelve months. As explained in Note 4, the Company recently sold off substantially all the assets relating to its telemarketing and teleservices business held by a certain wholly owned subsidiary. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. Failure of the new operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

During the past reported fiscal period ended June 30, 2002, the Company had limited capital resources and had incurred significant recurring losses and negative cash flows from operations. In addition, certain contingencies may have required significant resources. The Company may have been required to redeem the Series E preferred stock (see Note 15) and repay its outstanding lines of credit depending on future events (see Note 9). The Company did not believe its cash on hand along with existing sources of cash were sufficient to fund its cash needs over the upcoming twelve months under the then current capital structure. In order to address this situation, the Company had discussions with multiple parties regarding the possibility of either restructuring or refinancing the remainder of the Series E preferred stock. The Company also reviewed options, which included replacing the existing Preferred Stockholders with an alternative strategic investor or selling certain assets to gain funds to attempt to repurchase the Series E preferred stock at a discount. The Company also needed to raise additional equity financing or obtain other sources of liquidity (including debt or other resources). The Company had instituted cost reduction measures, including the reduction of workforce. In addition, the Company reviewed its then present operations with the view towards further reducing its cost structure and workforce and to find alternative means of increasing revenue. There was no assurance that the Company would be successful in restructuring its preferred stock or obtaining additional financing. Additionally, there could be no assurances that the Company's cost reduction efforts would be successful or that the Company would achieve a level of revenue that would allow it to return to profitability. In the event the Company was unable to raise needed financing and achieve profitability, operations would need to be scaled back or discontinued.

These circumstances raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements for the period ended June 30, 2002 do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might have resulted should the Company have been unable to continue as a going concern.

Cash and Cash Equivalents:
The Company considers investments with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment:
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

                Furniture and fixtures.................2 to 7 years
       Computer equipment and software.................3 to 5 years

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

The company recognized and impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the telemarketing and teleservices business (See Note 4), the remaining goodwill relating to the telemarketing and teleservices business of approximately $2.3 million was included in loss from discontinued operations for the year ended June 30, 2004.

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

Revenue Recognition:
The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

As of June 30, 2004, there were no revenue generating operations remaining within Media Services Group, Inc. as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc. Future Developments America, Inc., the sole subsidiary of MSGI, is a new and emerging business and, as such, has generated no revenues for the period ended June 30, 2004. Revenues will be reported for the operations of Future Developments America, Inc. upon the completion of a transaction that meets the following criteria of SAB 104 when
(1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

Research and Development Costs:

The Company recognizes research and development costs associated with product development in its Future Developments America, Inc subsidiary. All research and development costs are expenses in the period incurred. Such expense was $167,940 for the year ended June 30, 2004. There was no such expense in previous years.

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

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of goodwill, deferred tax valuation allowance and abandoned lease reserves. Actual results could differ from those estimates.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments. A significant portion of cash balances is maintained with one financial institution and may, at time, exceed federally insurable amounts.

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

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period. Stock options and warrants with exercise prices below average market price in the amount of 63,750, 22,776 and 222,292 shares for the years ended June 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 205,000 for the year ended June 30, 2004 were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented.

Convertible preferred stock in the amount of 1,584,661 shares for the year ended June 30, 2002 were not included in the computation of diluted earnings per share as they were anti-dilutive as a result of net losses during the periods presented.

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

In accordance with FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation is as follows:

                                                                   Years ended June 30,
                                                   ------------------------------------------------
                                                         2004           2003              2002
                                                   --------------   ------------    --------------
Net income (loss) available to common
  stockholders as reported                         $   (3,030,199)  $ 11,355,982    $  (66,095,771)
Stock based-compensation recorded                                           --                --
                                                   --------------   ------------    --------------
Subtotal                                               (3,030,199)    11,355,982       (66,095,771)
Stock-based compensation recorded under
  SFAS 123                                                 28,167        910,753         4,721,019
                                                   --------------   ------------    --------------
Proforma net income (loss) available
 to common stockholders                               $(3,058,366)  $ 10,445,229    $  (70,816,790)
                                                   ==============   ============    ==============

Earnings (loss) per share:
Basic earnings (loss) per share - as reported      $        (2.62)  $      11.62    $       (86.47)
                                                   ==============   ============    ==============
Basic earnings (loss) per share - pro forma        $        (2.64)  $      10.69    $       (92.65)
                                                   ==============   ============    ==============

Diluted earnings (loss) per share - as reported    $        (2.62)  $       9.90    $       (86.47)
                                                   ==============   ============    ==============
Diluted earning (loss) per share - pro forma       $        (2.64)  $       9.11    $       (92.65)
                                                   ==============   ============    ==============

Pro forma net loss reflects only options granted in fiscal 1996 through 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' maximum vesting period of seven years and compensation cost for options granted prior to July 1, 1995, has not been considered. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants for fiscal years ended June 30, 2004, 2003 and 2002 as follows:

                                       2004                       2002
  Risk -free interest rate             4.00%                  5.9% to 6.2 %
  Expected option life       Vesting life + four years  Vesting life + two years
  Dividend yield                       None                       None
       Volatility                      160%                       103%

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components. The Company has no items of other comprehensive income in any period presented.

Summary of Recent Accounting Pronouncements:

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended June 30, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 ("EITF 03-06"), "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-01"). EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. Adoption of EITF 03-01 will not have a material impact on the Company's consolidated financial position or results of operations.

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, notes receivable, accounts payable, accrued liabilities and notes payable, approximate fair value because of their short maturities. The carrying amount of the Company's long-term debt approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2004 and 2003.

Reclassifications:
Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

3. ACQUISITIONS

On April 10, 2004, Media Services Group, Inc. (the "Company") completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. As of June 30, 2004, the Company has funded approximately $266,000 of the purchase price. Further subject to the terms and conditions of the Stock Purchase Agreement, the Company may obtain up to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets are not met by certain target dates as set forth in the Stock Purchase Agreement. The minority interest in the consolidated balance sheet consists of the remaining ownership interests not owned by the Company.


4. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million (See Note 8) plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations.

In connection with the sale of MKTG Teleservices, the Company recognized a loss on disposal of discontinued operations of approximately $1.0 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred and a tax impact of approximately $35,000.

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

On July 31, 2001, the Company completed the sale of all the outstanding capital stock of its Grizzard subsidiary to Omnicom Group, Inc. The purchase price of the transaction was $89.8 in cash, net of a working capital adjustment. As a result of the sale agreement, the Company repaid a term loan of $35.5 million and a $12.0 million line of credit. The Company recorded a loss of approximately $4.9 million for the year ended June 30, 2002 as a result of the early extinguishment of debt which is included in the loss from discontinued operations. For the year ended June 30, 2002, the Company recognized a gain on sale of Grizzard in the amount of approximately $1.8 million, which is included in the statement of operations in Gain from Disposal of Discontinued Operations. The gain represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

Accordingly, the statement of operations and cash flows for the periods ended June 30, 2004, 2003 and 2002 have been reclassified into a one-line presentation and the operations of the above subsidiaries are included in loss from discontinued operations and net cash used by discontinued operations. In addition, the assets and liabilities of MKTG Teleservices have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2003.

In September 2000, the Company offered to exchange the preferred shares of its subsidiary WiredEmpire for MKTG common shares. As of June 30, 2003, 48,000 shares of WiredEmpire preferred stock had not been exchanged and this is reported as minority interest in preferred stock of discontinued subsidiary as $280,946 for the year ended June 30, 2003. These shares were returned as part of a legal settlement reached during the fiscal year ended June 30, 2004 and, as a result, are no longer reported as outstanding on the balance sheet as of June 30, 2004.

Revenue recognized for the years ended June 30, 2004, 2003 and 2002 relating to the discontinued operations, which is included in Loss from Discontinued Operations, was approximately $ 9.5 million, $ 23.4 million and $38.9 million, respectively. In connection with the disposal of the discontinued operations, the Company no longer provides services for the list sales and services, database marketing, website development design, marketing communication services and telemarketing and teleservices product lines.

The net liabilites of discontinued operations at June 30, 2004 for $130,742 consisted of the final adjustment payable on the sale of the telemarketing and teleservices division. The major components of net assets of discontinued operations and net liabilities of discontinued operations at June 30, 2003 were as follows:

      Assets:                                             Liabilities:
       Cash                             $   555,900        Accounts payable     $167,636
       Accounts receivable, net           1,816,546        Accrued liabilities   512,522
       Other current assets                  23,616        Line of Credit        261,385
                                                                               ---------
       Property, plant & equipment, net     747,530        Total liabilities    $941,543
       Intangible assets, net             2,297,220
       Other assets                          32,109
                                        -----------
      Total assets                       $5,472,921


5. OTHER CURRENT ASSETS

Other current assets as of June 30, 2004 and 2003 consist of the following:

                         2004        2003
                     --------    --------
Prepaid legal        $135,008    $130,951
Prepaid insurance      27,813     191,294
Other                  45,472     129,303
                     --------    --------
 Total                208,293    $451,548
                     ========    ========

6. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment at June 30, 2004 consists of $5,130 of office furniture and equipment. There is no depreciation expense in 2004. All remaining items have been reclassified as part of discontinued operations.

7. GOODWILL AND OTHER INTANGIBLE ASSETS:
As a result of the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years. During fiscal year 2003, the Company recharacterized acquired workforce of approximately $51,000, which is no longer defined as an intangible asset under SFAS No. 141. In addition, the Company recharacterized non-contractual customer relationships of approximately $.8 million, which do not meet the separability criterion under SFAS No. 141.

During 2003, the Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 relating to the list sales and services and database marketing and web site development and design reporting units. The impairment charge has been booked by the Company in accordance with SFAS 142 transition provisions as a cumulative effect of change in accounting principle for the year ended June 30, 2003. In 2002, the Company recorded a goodwill impairment charge of $35.9 million. $29.4 million has been reclassified to discontinued operations relating to 2002.

In 2003, the Company sold the Northeast Operations (See Note 4) and in 2004, the Company sold the telemarketing operations and wrote off the goodwill related to these reporting units in the respective years. During 2004, the Company acquired a new reporting unit representing the security and surveillance segment, as part of the acquisiton of FDA (See Note 3).



The following table sets forth the components of goodwill, net as of June 30, 2004 and 2003:


                                     2004             2003
                                 -----------     ------------
Goodwill, beginning balance      $ 2,277,220     $ 15,517,725
Impairment losses                       --         (5,075,000)
Sale of reporting unit            (2,277,220)      (8,165,505)
Acquisition of reporting unit        490,000             --
                                 -----------     ------------
Goodwill, ending balance         $   490,000     $  2,277,220
                                 ===========     ============

As a result of the sale of MKTG Teleservices in March 2004, there are no intangible assets subject to amortization as of June 30, 2004. The prior reported balance as of June 30, 2003 is included in Assets of Discontinued Operations. (See Note 2 and 4.)

The following table provides a reconciliation of net income (loss) available for stockholders for exclusion of goodwill amortization:

                                                        For the years ended June 30,


                                                     2004               2003              2002
Reported net income (loss) attributable
  to Common stockholders                    $  (3,030,199)    $   11,355,982    $  (66,095,771)
Add: Goodwill amortization                           --                 --             175,210
                                            --------------------------------------------------
Adjusted net income (loss)attributable
  to Common stockholders                    $  (3,030,199)    $   11,355,982    $  (65,920,561)
                                            ==================================================


Basic earnings (loss) per share:
Reported net income (loss) attributable
   to Common stockholders                   $       (2.62)    $        11.62    $       (86.47)

Add: Goodwill amortization                           --                 --                 .23
                                            --------------------------------------------------
Adjusted  net income (loss) attributable
   to Common stockholders                   $       (2.62)    $        11.62    $       (86.24)
                                            ==================================================




Diluted earnings (loss) per share:
Reported net income (loss) attributable
    to Common stockholders                  $       (2.62)    $         9.90    $       (86.47)
Add: Goodwill amortization                           --                 --                 .23
                                            --------------------------------------------------
Adjusted net income (loss) attributable
  to Common stockholders                    $       (2.62)    $         9.90    $       (86.24)
                                            ==================================================


8. NOTE RECEIVABLE

On March 31, 2004, the Company received a Holdback Promissory Note (the "Note) from SD&A Teleservices, Inc. as called for in the terms of the Asset Purchase Agreement, dated March 31, 2004, for the sale of the MKTG Teleservices, Inc. operations (See Note 4). This note is in the principle amount of $300,000, together with accrued interest at the rate of two percent (2%) per annum. Payment of the principle balance shall be made in one lump sum on September 30, 2005. Interest is to be paid semi-annually on the unpaid principle amount.

9. SHORT TERM BORROWINGS:
As a result of the sale of MKTG Teleservices, Inc., the company no longer retains any short term borrowing facilities. The balance due at the closing of the sale transaction was paid in full at closing and the relationship with the credit provider was terminated.


10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2004 and 2003 consist of the following:

                                      2004         2003
                                    --------    ----------

 Salaries and benefits              $ 86,348    $   24,897
 Abandoned lease reserves            419,670       441,468
 Accrued Legal                        83,085       764,292
 Accrued audit                        82,942       116,321
 Other                                76,558        17,569
                                    --------    ----------
 Total                              $748,603    $1,364,547
                                    ========    ==========


11. OTHER LIABILITIES

Other liabilities as of June 30, 2004 and 2003 consist of the following:

                                  2004          2003
                            ----------    ----------
Abandoned lease reserves    $1,070,570    $1,463,131
                            ==========    ==========


12. RELATED PARTY TRANSACTIONS:
On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $69,704, $56,075 and $36,488 for the years ended June 30, 2004, 2003 and 2002. As of June 30, 2004, the interest due on October 15, 2003 of approximately $105,475 is in arrears. The note will be forgiven in the event of a change in control.

In June 2004, an officer provided $500,000 of working capital to the Company under a short-term arrangement. The funds were repaid to the officer during July 2004.

A former member of the Board of Directors is a partner in a law firm which provides legal services for which the Company incurred expenses aggregating approximately $252,999, $476,806, and $921,901 for the years ended June 30, 2004, 2003 and 2002, respectively.

13. LONG TERM OBLIGATIONS:
In connection with an acquisition, the Company incurred promissory notes payable to a former shareholder, payable monthly at 5.59% interest per year through January 2004. The balance of $201,062 at June 30, 2003 was repaid in full during 2004.

14. COMMITMENTS AND CONTINGENCIES: Operating Leases:

The Company leases various office space under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of June 30, 2004 are as follows:

               Rent Expense    Less: Sublease  Net Rent Expense

       2005    $   497,000     $   (45,300)    $  451,700
       2006        240,000            --          240,000
       2007        240,000            --          240,000
       2008        240,000            --          240,000
       2009        240,000            --          240,000
Thereafter         280,000            --          280,000
               -----------     -----------     ----------
               $ 1,737,000     $   (45,300)    $1,691,700

Rent expense was approximately $72,000, $62,000 and $710,000 for fiscal years ended June 30, 2004, 2003 and 2002, respectively.

In fiscal year 2002, the Company incurred an estimated loss in connection with the abandonment of certain leased office space of $ 6,400,000, which is recorded in accrued expenses and other current liabilities and other liabilities. (see Notes 10 and 11).

Contingencies and Litigation:

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and they were seeking that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. In December 2003, the action was settled, and stipulations of dismissal with prejudice have been filed.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Media Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated thereunder, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. In December 2003, the action was settled, and stipulations of dismissal with prejudice have been filed. As a result of the settlement of the two actions, the Company reversed reserves of approximately $760,860 that had been accrued in connection with such lawsuits for the period ended June 30, 2004.

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

In addition to the above, certain other legal actions may occur in the normal course of business to which the Company may become a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.


15. PREFERRED STOCK:
On February 24, 2000 the Company entered into a private placement in which the Company sold an aggregate of 3,750 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 30,648 shares of common stock for proceeds of approximately $29.5 million, net of approximately $520,000 of placement fees and expenses. The preferred stock was convertible into cash or shares of common stock on February 18, 2004 at the option of the Company.

After adjustment for the reverse stock split, the Series E Preferred Stock was convertible at any time at $1,174.70 per share. On August 18, 2000, the conversion price was reset to $587.52 per share, the market price on that date as adjusted for the reverse stock split. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $18.768 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. The warrant was exercisable for a period of two years at an exercise price of $1,370.448. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock in 2000. The warrant expired in February 2002.

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

In January 2003, the Company redeemed the remaining outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million, which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003.

16. COMMON STOCK, STOCK OPTIONS, AND WARRANTS: Common Stock:
In May 2004, the Company commenced a private placement offering (the "stock agreement") to sell 250,000 shares of its common stock at a price of $8.00 per share. As of June 30, 2004, the Company had sold 225,000 shares . As of June 30, 2004, the Company has received gross proceeds of $1.2 million and has recorded a stock subscription receivable of $600,000 for stock subscriptions prior to June 30, 2004 for which payment was received in July 2004. Costs of $60,000 incurred relating to the placement have been offset against the proceeds and are reflected as a direct reduction of equity. The remaining 25,000 shares offered were sold in July 2004 for gross proceeds of $200,000.

Subject to the terms of the Stock Agreement entered into in May 2004, the Company committed to issue warrants for the purchase of up to 150,000 shares of the Company's common stock at a price of $12.00 per share. As of June 30, 2004, the Company has issued warrants for the purchase of 135,000 of the 150,000 shares offered.

In April 2004, the Company issued 203,895 shares of its common stock to General Electric Capital Corporation ("GECC") pursuant to the exercise of a warrant to purchase common stock of MSGI (the "Warrant") issued to GECC in December 1997. The Warrant authorized a purchase of 10,670,000 shares of common stock. The number of shares of common stock subject to the original Warrant were adjusted from 10,670,000 to 222,292 in order to reflect the effect of two reverse stock splits. GECC elected to exercise the purchase under the terms of a cashless transaction as in accordance with Section 2 of the Warrant. GECC forfeited and returned the right to purchase 18,397 shares of common stock under the terms of Section 2 of the Warrant.

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

In the settlement of the earn-out provision of the purchase agreement of Stevens Knox and Associates, Inc. in February 2002, the Company issued 15,739 of unregistered MKTG common shares valued at $300,000.

Stock Options:

The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 62,500 shares of common stock under qualified and non-qualified stock options. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant. As of June 30, 2004, the Board of Directors has agreed to issue 161,250 options beyond the number available in the 1999 plan, subject to approval of an increase to the plan by a future vote of shareholders in December 2004

The non-qualified stock option plan (the 1991 Plan) has expired and therefore there are no options available to grant under this plan. The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2004:

                                          Number                 Option Price
                                         of Shares                 Per Share
                                         --------                ------------
   Outstanding at July 1, 2001            23,225
                                         =======
   Granted                                     -
   Exercised                                   -
   Cancelled                              (2,989)            $73.92 to $726.00
                                         --------
   Outstanding at June 30, 2002           20,266
                                        ========
   Granted                                     -
   Exercised                                   -
   Cancelled                              (7,570)           $213.00 to $558.00
                                         --------
   Outstanding at June 30, 2003           12,696
                                        ========

         Granted                               -
   Exercised                                   -
   Cancelled                             (12,696)           $213.00 to $558.00
                                        --------
   Outstanding at June 30, 2004                -
                                        ========                             -






The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2004:

                                          Number                 Option Price
                                         of Shares                 Per Share
                                         --------                ------------
   Outstanding at July 1, 2001            53,916
                                         =======
   Granted                                     -
   Exercised                                   -
   Cancelled                             (19,785)            $73.92 to $726.00
                                         --------
   Outstanding at June 30, 2002           34,131
                                        ========
   Granted                                     -
   Exercised                                   -
   Cancelled                             (27,770)           $213.00 to $558.00
                                         --------
   Outstanding at June 30, 2003            6,361
                                        ========

         Granted                          53,750                   $2.99
   Exercised                                   -
   Cancelled                              (6,361)           $213.00 to $558.00
                                        --------
   Outstanding at June 30, 2004           53,750
                                        ========

In addition to the 1991 and 1999 Plans, the Company has option agreements with current directors of the Company and certain third parties. The following summarizes transactions for the three years ended June 30, 2004:

                                         Number               Option Price
                                        of Shares               Per Share
                                        --------              ------------
 Outstanding at July 1, 2001             41,358
                                         ======
 Granted                                      -
 Exercised                                    -
 Cancelled                               (4,688)                $213.00
                                         -------
 Outstanding at June 30, 2002            36,670
                                         ======
 Granted                                      -
 Exercised                                    -
 Cancelled                              (33,336)                $248.16
                                        --------
 Outstanding at June 30, 2003             3,334
                                          =====
       Granted                           80,000             $2.99 to $12.00
 Exercised                                    -
 Cancelled                               (3,334)                $248.16
                                         -------
 Outstanding at June 30, 2004            80,000
                                         ======


As of June 30, 2004, 72,500 are exercisable. The weighted average exercise price of all outstanding options is $7.43 and the weighted average remaining contractual life is 9.1 years. At June 30, 2004, no further options were available for grant.

During the year ended June 30, 2004, the Company issued 60,000 options to a third party for consulting fees, which were vested immediately. The fair value of the options, valued using the Black-Scholes method, in the amount of $377,363 have been recorded as an expense in 2004.

As of June 30, 2004, the Company has 135,000 warrants outstanding to purchase shares of common stock at a price of $12.00. No outstanding warrants are currently exercisable.


17.   INCOME TAXES:                                As of June 30,
                                                  --------------
                                              2004             2003
                                          ------------     ------------
Deferred tax assets:
     Net operating loss carryforwards:
     Continuing operations                $ 82,330,753     $ 60,394,005
     Abandoned lease reserves                  563,871          675,587
     Compensation on option grants             897,029          897,029
     Amortization of intangibles                  --            200,077
     Accrued settlement costs                     --            346,048
     Other                                      77,806          309,756
                                          ------------     ------------
         Total deferred tax assets          83,869,460       62,822,502
Valuation allowance                        (83,869,460)     (62,822,502)
                                          ------------     ------------
Net deferred tax assets                   $       --       $       --
                                          ============     ============

The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally comprised of the valuation allowance and other permanent disallowable items.

The Company has a U.S. federal net operating loss carry forward of approximately $237,000,000 available, which expires from 2011 through 2022. Of these net operating loss carry forwards approximately $61,400,000 is the result of deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carry forwards would result in a credit to equity. These loss carry forwards are subject to annual limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets.


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

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. Matching contributions charged to expense were approximately $1,500, $7,200 and $12,200, for the fiscal years ended June 30, 2004, 2003 and 2002, respectively.

The 401(k) plan also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2004, 2003 or 2002.


20. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2004:

o The Company issued 203,895 common shares in relation to the exercise of warrants held by General Electric Capital Corporation during the year ended June 30, 2004.

o The Company issued 75,000 common shares in connection with a stock subscription receivable of $600,000.

o In connection with the sale of the teleservices division, the Company has a note receivable of $300,000.

o In connection with a lawsuit settlement, the Company cancelled shares of preferred stock of a discontinued subsidiary in the amount of $280,946.

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




Supplemental disclosures of cash flow data:
-------------------------------------------
                                      2004        2003          2002
                                  --------    --------    ----------
Cash paid during the year for:
    Interest                      $156,769    $234,164    $  588,683
    Income tax paid               $ 17,995    $  8,119    $   67,824

 21. SEGMENT INFORMATION:

In accordance with SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information' segment information is being reported consistent with the Company's method of internal reporting. In accordance with SFAS No. 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company believes it has one reporting segment. The Company has one product and services line (security technologies), as a result of the sale of its MKTG Teleservices, Inc. and Northeast Operations, which are classified as Discontinued Operations. The security technologies product and services line is a new and emerging business and, as such, has no current or historical revenue earnings to report.

20. SUBSEQUENT EVENTS:

In July 2004, the company successfully negotiated an early termination to the lease for a certain abandoned property (see Note 17). The agreement resulted in a gain on early termination of approximately $70,600, which will be realized in the first quarter of fiscal year 2005.

On August 18, 2004, Media Services Group, Inc. (the "Company") completed an acquisition of a 51% membership interest in Innalogic, LLC ("Innalogic"), for an aggregate capital contribution of $1,000,000, pursuant to definitive agreements entered into as of August 18, 2004. Further subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 25,000 unregistered shares of its common stock to the founding members of Innalogic. In addition, the Company may issue an aggregate of 50,000 options to purchase shares of common stock to the founding members of Innalogic, if certain pre-tax income targets are exceeded. The options will have an exercise price equal to the fair market value of the Company's common stock at the time of the grant of the options. The Company shall also issue 25,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates.

Exhibit 21

                         SUBSIDIARIES OF THE REGISTRANT

                                             State of
                                             Incorporation
                                             -------------
      Alliance Media Corporation             Delaware
      MKTG Services - New York, Inc.         New York
      MKTG TeleServices, Inc.                California
      MKTG Services - Philly, Inc.           New York
      MKTG Services - Boston, Inc.           Delaware
      Pegasus Internet, Inc.                 New York
      WireEmpire, Inc.                       Delaware
      Future Developments America, Inc.      Delaware

                                                                    Exhibit 23.1



            Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822 and No. 333-89973) and
Forms S-8 (No. 333-94603 and No. 333-82541) of Media Services Group, Inc. and Subsidiaries (formerly MKTG Services, Inc.), of our report dated September 26, 2002, except for the reclassification and presentation of the discontinued operations of the Northeast Operations and Grizzard, Inc., as discussed in Note 4, as to which the date is October 14, 2003 and for the reclassification and presentation of the discontinued operations of MKTG Teleservices, Inc., as discussed in Note 4, as to which the date is October 13, 2004, relating to the consolidated financial statements and financial statement schedule which appears in this Annual Report on Form 10-K.

                                                /s/ PRICEWATERHOUSECOOPERS LLC

New York, New York
October 13, 2004

                                                                    Exhibit 23.2



            Consent of Independent Registered Public Accounting Firm


We consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822 and No. 333-89973) and Forms S-8
(No.333-94603 and No. 333-82541) of Media Services Group, Inc. and Subsidiaries (formerly MKTG Services, Inc.), of our report dated October 11, 2004 relating to the consolidated financial statements as of June 30, 2004 and 2003 and for the two fiscal years then ended, which is included in this Form 10-K Filing.


                                             /s/ Amper, Politziner & Mattia P.C.




October 13, 2004
Edison, New Jersey

                                                                    Exhibit 31.1


                                  CERTIFICATION


         I, J. Jeremy Barbera, certify that:

         (1) I have reviewed this annual report on Form 10-K of Media Services Group, Inc.;

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



Dated: October 13, 2004
                               By: /s/ J. Jeremy Barbera
                               -------------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION


         I, Richard J. Mitchell III, certify that:

         (1) I have reviewed this annual report on Form 10-K of Media Services Group, Inc.;

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



Dated: October 13, 2004
                                By: /s/ Richard J. Mitchell III
                                -------------------------
                                Richard J. Mitchell
                                Chief Accounting Officer
                                (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Media Services Group, Inc. (the "Company") on Form 10-K for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 13, 2004
                               By: /s/ J. Jeremy Barbera
                               -------------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Media Services Group, Inc. (the "Company") on Form 10-K for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 13, 2004
                                By: /s/ Richard J. Mitchell III
                                -------------------------
                                Richard J. Mitchell III
                                Chief Accounting Officer
                                (Principal Financial Officer)




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