Form 10-K/A
period 2004-06-30
MEDIA SERVICE GROUP INC
filed 2004-10-14
CIK 14280

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

Introduction
------------

Media Services Group, Inc. is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 to make immaterial corrections to certain historical quarterly information provided in
Item 6. Selected Financial Data and information provided in Footnote 15 to the Consolidated Financial Statements, as well as correcting various minor typographical errors in the Annual Report on Form 10-K. These typographical errors occurred during the process of preparing the document for electronic filing with the Securities and Exchange Commission. This form 10-K/A continues to speak as of the date of the original filing of the Form 10-K. The corrections made have no effect to the Consolidated Financial Statements and there is no restating of any previously reported financial results as of June 30, 2004.

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

Item 1.  Business
-----------------
General
-------

Media Services Group, Inc. ("The Company or MSGI") is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security, safety and surveillance industries. The corporate headquarters is located in New York, with regional offices in Washington, DC, and Calgary, British Columbia, Canada.

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

During the past nine years, the Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. In April and August of 2004, the Company acquired majority interests in the Future Developments America, Inc. and Innalogic, LLC businesses that are focused in the homeland security and surveillance sectors.

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

July 1997               Pegasus Internet, Inc.                          Provides a full suite of Internet services including
                                                                        content development and planning, marketing
                                                                        strategy, on-line ticketing system development, technical
                                                                        site hosting, graphic design, multimedia production
                                                                        and electronic commerce.(these operations were
                                                                        either terminated or moved to other operating divisions)

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

In March 2004, the Company completed its sale of substantially all the assets relating to its telemarketing and telesales services business held by its wholly owned subsidiary MKTG Teleservices, Inc. to SD&A Teleservices, Inc. (SD&A) a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $300,000, plus the assumption of certain related liabilities. As such, the operations and cash flows of the telemarketing and telefunding business have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the periods ended June 30, 2004, 2003 and 2002 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

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

During the year ended June 2004, the Company entered into definitive agreements with certain strategic European investors for a private placement of an aggregate of 250,000 shares of common stock to be sold at a price of $8.00 per share for gross proceeds of approximately $2,000,000. The Company also agreed to issue to the investors, and third party affiliates, warrants to purchase an additional 150,000 shares of common stock at a price of $12.00 per share under a three-year term. As of June 30, 2004, $1.8 million was closed with $1.2 million funded and $0.6 million recorded as a stock subscription receivable. The payment for the stock subscription receivable was received in July. Subsequent to the year ended June 30, 2004, the remaining $0.2 million was funded.


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



                                                                                 Historical
                                                                             Years ended June 30,
                                                ---                          --------------------
                                                                    (In thousands, except per share data)
                                                 2000(1)          2001             2002(11)      2003(12)       2004(13)
                                                 -------          ----             -------       --------       --------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues (11)                                    $ 62,488         $   -            $    -        $    -         $    -

Amortization and depreciation                    $  6,028         $   -            $     41      $    -         $    -

Income (loss) from operations                    $(11,292)        $ (6,189)        $(11,059)(8)  $  2,072  (14) $  (2,335)
Income (loss) from continuing operations         $(41,130) (2)    $(13,087) (4)    $(11,075)     $  2,977       $  (2,087)


(Loss) gain from discontinued operations         $(34,543) (3)    $(52,696)  (5)    $(54,711)(9)  $   (517) (15) $  (1,224)

Net income (loss)                                $ (75,673)       $(65,839)        $(65,683)     $ (2,615) (16) $  (3,311)

Net income (loss) available to common
stockholders                                     $ (75,673)       $(66,492)(6)     $(66,096) (10) $ 11,356 (17)  $ (3,030) (18)

Income (loss) per diluted share (21) :

    Continuing operations                        $  ( 74.24)      $ ( 21.82)       $ ( 14.89)    $  14.78      $  (1.56)
    Discontinued operations                         ( 62.35)        ( 57.03)         ( 71.58)        (.45)        (1.06)
    Cumulative effect of change in accounting            -          ( 21.15)             -          (4.43)           -
                                                 -----------      ---------        ---------     --------       --------
                                                 $  (136.59)      $ (100.00)       $  (86.47)    $   9.90       $ (2.62)



     Weighted average common shares
           Outstanding-diluted                         554              665              764        1,147           1,158

OTHER DATA:

Net cash used in operating activities:           $  (11,357)      $( 7,148)        $ (7,433)     $  (4,409)     $ (2,620)
Net cash (used in) provided by investing
activities:                                      $  (60,116)      $   (173)        $     74      $  13,492      $  2,519
Net cash provided by (used in) financing
activities:                                      $   78,904       $ 17,609         $ (6,027)     $ (12,094)     $  1,375
Net cash (used in) provided by discontinued
operations                                            (812)       $(19,222)        $(56,576)     $    (130)     $    614

                                                       Historical
                                                      As of June 30,
                                                      --------------
                                                      (In thousands)

CONSOLIDATED BALANCE SHEETS DATA:                   2000         2001         2002         2003         2004
                                               ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents                      $   8,763    $     175    $   3,802    $     661    $   2,549
Working capital (deficit)                      $    (735)   $    (735)   $  (1,363)   $  (3,789)   $   1,596
                                               $  48,184    $    --      $    --      $    --      $     490
Total intangible assets
Total assets                                   $ 245,610    $  98,041    $  47,596    $   7,648    $   5,288

Total long term debt, net of current portion   $   4,014    $   4,784    $     176    $    --      $    --

Total stockholders' equity                     $ 127,864    $  68,778    $   1,390    $   3,108    $   2,201




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



                                                                                           Historical
                                                                                     Quarter ended June 30,
                                                                           (In thousands, except per share data)
                                                                                           (unaudited)
                                                    9/30/2002(6)     12/31/2002(6)       3/31/2003(6)         6/30/2003(6)
                                                    -------------    -------------       ------------         ------------
Revenues (1)                                           $     -         $     -             $      -              $     -
Loss from operations                                   $  (515)        $ 3,462 (3)         $   (474)             $  (401)
Net income (loss)                                      $(4,917) (4)    $ 2,636             $   (404)             $    70
Net income (loss) available to common stockholders     $(4,917)        $ 2,636             $ 13,567  (5)         $    70
Basic loss per share (2):
     Continuing operations                             $  0.53         $  3.85             $  12.43              $ (1.54)
     Discontinued operations                             (0.34)          (0.93)                0.06                 1.60
     Cumulative effect of change in accounting           (6.10)              -                    -                    -
                                                      ---------------------------------------------------------------------
Basic loss per share                                   $ (5.91)        $  2.92             $  12.49              $  0.06
                                                      =====================================================================


Diluted loss per share (2):
     Continuing operations                             $  0.17         $  1.32             $  10.98             $  (1.31)
     Discontinued operations                             (0.11)          (0.32)                0.05                 1.37
     Cumulative effect of change in accounting           (1.92)               -                   -
                                                      ---------------------------------------------------------------------
Diluted loss per share                                 $ (1.86)        $  1.00             $  11.03              $  0.06
                                                      =====================================================================









                                                                                     Historical
                                                                               Quarter ended June 30,
                                                                       (In thousands, except per share data)
                                                                                     (unaudited)

                                                       9/30/2003(7)  12/31/2003(7) 3/31/2004(7)    6/30/2004 (7)
                                                       ------------  ------------  ------------    -------------
Revenues (1)                                           $    -         $     -      $      -         $   -
Loss from operations                                   $  (278)       $   (505)    $    (353)       $ (1,199)
Net income (loss)                                      $   130        $     71     $  (2,549)       $   (963)
Net income (loss) available to common stockholders     $   130        $    352 (8) $  (2,549)       $   (963)
Basic loss per share (5):
     Continuing operations                             $  (0.26)      $  (0.19)    $   (0.32)       $ (0.82)
     Discontinued operations                               0.38           0.51         (2.01)         (0.01)
     Cumulative effect of change in accounting              -               -             -              -
                                                        ------------------------------------------------------
Basic loss per share                                  $    0.12       $   0.32      $  (2.33)       $ (0.83)
                                                      ========================================================

Diluted loss per share (5):
     Continuing operations                             $  (0.23)      $  (0.16)    $   (0.32)       $ (0.82)
     Discontinued operations                               0.33           0.43         (2.01)         (0.01)
     Cumulative effect of change in accounting              -               -             -              -
                                                        ------------------------------------------------------
Diluted loss per share                                 $   0.10       $   0.27      $  (2.33)       $ (0.83)
                                                      ========================================================


(1)            Prior periods presented have been restated in accordance with SAB
               104. See Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K.
(2) On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this
(3)            Includes a gain on termination of lease of $3.9 million.
(4) Includes a gain on settlement of lawsuit of $1.0 million and a loss from cumulative effect of change in accounting principle of $5.1 million.
(5) Includes a gain (deemed dividend) on redemption of preferred stock of $13.9 million.
(6) In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held be certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included on the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.
(7) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices') to SD&A Teleservices, Inc. ('SDA'), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included on the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.
(8) Includes a gain from the redemption of preferred stock of a discontinued subsidiary of $0.3 million.

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

In as much as the Company's first acquisition in it's new business operations was in April 2004, the operating results reported in this Form 10-K are indicative of primarily only the remaining non-revenue generating corporate operations. The revenues and earnings which may be generated by newly acquired business operations will be realized in subsequent reporting periods

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief description of the more significant accounting policies and methods used by the Company.

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

After adjustment for the reverse stock split, the Series E Preferred Stock was convertible at any time at $1,174.70 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock was lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $587.52 per share, the market price on that date as adjusted for the reverse stock split. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $18.768 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments were made to the conversion price other than for stock splits, stock dividends or other organic changes. The warrant was exercisable for a period of two years at an exercise price of $1,370.448, subject to certain anti-dilution adjustments. The fair value of the warrant of $15,936,103, as determined by the Black-Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock . The warrant expired in February 2002.

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

In the Current Period, net cash of $1.4 million was provided by financing activities. Net cash provided by financing activities consisted primarily of proceeds from the sale of common stock and proceeds from a related party note payable offset by repayments of long term debt. In the Prior Period, net cash of $12.1 million was used in financing activities. Net cash used in financing activities consisted of $4.8 million repayments of debt and capital leases, redemption of a portion of preferred stock of $6.0 million and repayment of proceeds from credit facilities of $1.2 million.

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


/s/ John T. Gerlach                    Director                                           October 13, 2003
-------------------------------
John T. Gerlach

/s/ Seymour Jones                      Director                                           October 13, 2003
-------------------------------
Seymour Jones


/s/ David Stoller                      Director                                           October 13, 2003
-------------------------------
David Stoller




                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]





(1)FINANCIAL STATEMENTS:                                                Page
   ---------------------                                                ----
   Report of Independent Registered Public Accounting Firm              34-35

   Consolidated Balance Sheets as of June 30, 2004 and
       June 30, 2003                                                     36

   Consolidated Statements of Operations
       Years Ended June 30, 2004, 2003 and 2002                         37-38

   Consolidated Statement of Stockholders' Equity
       Years Ended June 30, 2004, 2003 and 2002                          39

   Consolidated Statements of Cash Flows
       Years Ended June 30, 2004, 2003and 2002                           40

   Notes to Consolidated Financial Statements                           41-56





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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, in addition to certain contingencies that may require significant resources, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2003 the Company changed its method of accounting for goodwill in accordance with the adoption of SFAS 142 "Goodwill and other intangible assets."

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

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, notes receivable, accounts payable, accrued liabilities and notes payable, approximate fair value because of their short maturities. The carrying amount of the Company's long-term liabilities approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2004 and 2003.

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

The net liabilities of discontinued operations at June 30, 2004 for $130,742 consisted of the final adjustment payable on the sale of the telemarketing and teleservices division. The major components of net assets of discontinued operations and net liabilities of discontinued operations at June 30, 2003 were as follows:

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

In 2003, the Company sold the Northeast Operations (See Note 4) and in 2004, the Company sold the telemarketing operations and wrote off the goodwill related to these reporting units in the respective years. During 2004, the Company acquired a new reporting unit representing the security and surveillance segment, as part of the acquisition of FDA (See Note 3).



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

                                          Number                 Option Price
                                         of Shares                 Per Share
                                         --------                ------------
   Outstanding at July 1, 2001            23,225
                                         =======
   Granted                                     -
   Exercised                                   -
   Cancelled                              (2,989)            $96.00 to $240.00
                                         --------
   Outstanding at June 30, 2002           20,266
                                        ========
   Granted                                     -
   Exercised                                   -
   Cancelled                              (7,570)            $96.00 to $149.28
                                         --------
   Outstanding at June 30, 2003           12,696
                                        ========

         Granted                               -
   Exercised                                   -
   Cancelled                             (12,696)            $96.00 to $149.28
                                        --------
   Outstanding at June 30, 2004                -
                                        ========






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
                                         ======


As of June 30, 2004, 60,000 options are exercisable. The weighted average exercise price of all outstanding options is $7.43 and the weighted average remaining contractual life is 9.1 years. At June 30, 2004, 8,811 options were available for grant.

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


                                             /s/ Amper, Politziner & Mattia P.C.




October 13, 2004
Edison, New Jersey

                                                                    Exhibit 31.1


                                  CERTIFICATION


         I, J. Jeremy Barbera, certify that:

         (1) I have reviewed this annual report on Form 10-K/A of Media Services Group, Inc.;

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



Dated: October 14, 2004
                               By: /s/ J. Jeremy Barbera
                               -------------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION


         I, Richard J. Mitchell III, certify that:

         (1) I have reviewed this annual report on Form 10-K/A of Media Services Group, Inc.;

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



Dated: October 14, 2004
                                By: /s/ Richard J. Mitchell III
                                -------------------------
                                Richard J. Mitchell
                                Chief Accounting Officer
                                (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Media Services Group, Inc. (the "Company") on Form 10-K/A for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 14, 2004
                               By: /s/ J. Jeremy Barbera
                               -------------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




This certification accompanies this Report on Form 10-K/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Media Services Group, Inc. (the "Company") on Form 10-K/A for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 14, 2004
                                By: /s/ Richard J. Mitchell III
                                -------------------------
                                Richard J. Mitchell III
                                Chief Accounting Officer
                                (Principal Financial Officer)




This certification accompanies this Report on Form 10-K/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

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