Form 10-K/A
period 2004-06-30
MEDIA SERVICE GROUP INC
filed 2004-10-28
CIK 14280

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

Indicate by checkmark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

As of October 25, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,739,951.

As of October 25, 2004, there were 1,596,262 shares of the Registrant's common stock outstanding.

Introduction
------------
 Media Services Group, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2004 (the "2004 Form 10-K"), dated October 13, 2004, as previously amended on October 14, 2004. In accordance with General Instruction G to the Form 10-K, the information called for by items 10, 11, 12, 13 and 14 of
Part III of Form 10-K was not included in the body of the 2004 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within 120 days from its fiscal year end. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2004 Form 10-K by deleting therefrom the caption and first paragraph under Part III and substituting in its entirety the following replacements for Items 10, 11, 12, 13 and 14.

Part III
--------

Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------
The Company's executive officers and directors and their positions with MSGI are as follows:
Name                          Age         Position
---------------------------   ---         ----------------------------------
J. Jeremy Barbera              47         Chairman of the Board of Directors
                                          and Chief Executive Officer

Richard J. Mitchell III        45         Chief Accounting Officer
John T. Gerlach                72         Director
Seymour Jones                  73         Director
Joseph C. Peters               47         Director
David C. Stoller               54         Director


Mr. Barbera has been Chairman of the Board and Chief Executive Officer since April 1997, and has served as Director and Officer since October 1996 when the Company acquired an operating business which he founded in 1987. Mr. Barbera pioneered the practice of database marketing for the live entertainment industry in the 1980's, achieving nearly one-hundred percent market share in New York. Under his leadership, MSGI originated the business of web-based ticketing in 1995 for Lincoln Center. In 1996, the company developed www.telecharge.com, the first online ticketing system for the Broadway market. MSGI became the dominant services provider in nearly every major entertainment market in the country. Their principal areas of concentration also included financial services, fundraising and publishing. Prior to founding MSGI Direct, Mr. Barbera was a research scientist based at NASA/Goddard Space Flight Center, working on such missions as Pioneer Venus and the Global Atmospheric Research Program. Mr. Barbera has more than 20 years of experience in the areas of technology, marketing and database management services. Mr. Barbera is a Physicist educated at New York University, and MIT.

Mr. Mitchell has been the Company's Chief Accounting Officer since December 2003. Mr. Mitchell has been with the Company since May of 1999, when the former CMG Direct Corp. was acquired from CMGi, Inc. Mr. Mitchell has since served in a variety of positions for MSGI, including VP, Finance and Controller of CMG Direct Corp., VP, Finance for MKTG Services, Inc. and Senior V.P. and General Manager of MKTG Services Boston, Inc. Prior to joining the MSGI team, Mr. Mitchell served as a senior financial consultant to CMGi. During his tenure with CMGi, he participated on the Lycos IPO team, assisting in preparing Lycos for it's highly successful initial offering in April 1996. As a consultant to CMGi, Mr. Mitchell was also involved in corporate accounting and finance, including involvement in the formation of companies such as

Navisite and Engage Technologies. In addition, Mr. Mitchell participated in the mergers and acquisition team of SalesLink, a wholly owned subsidiary of CMGi, where he assisted in the post-acquisition financial reporting systems migration and financial management of Pacific Link, a fulfillment operation located in Newark, CA. Mr. Mitchell performed a variety of financial management and accounting functions for Wheelabrator Technologies Inc., a $1.5 billion environmental services company, from 1987 through 1994. Those responsibilities included Northeast Regional Controller for the Wheelabrator Clean Water Corp. division, Corporate Director of Internal Audit and Corporate Accounting Manager. Mr. Mitchell graduated from the University of Lowell, Lowell, Massachusetts with a Bachelor of Science degree in Accounting and a minor in Management Information Systems.

Mr. Gerlach has served as a Director of the Company since December 1997. Mr. Gerlach is Chairman of the Audit Committee and a member of the Compensation Committee of the Board of Directors. He is currently Senior Executive Professor of the graduate business program and Associate Professor of Finance at Sacred Heart University in Fairfield, Connecticut. Previously, Mr. Gerlach was a Director in the corporate finance department at Bear Stearns, with responsibility for mergers and financial restructuring projects, President and Chief Operating Officer of Horn & Hardart, where he oversaw restaurant and mail order divisions, and Founder and President of Consumer Growth Capital, a venture capital firm. Mr. Gerlach also serves as a director for Uno Restaurant Co., SAFE Inc., Cycergie (a French company), Akona Corporation, and the Board of Regents at St. John's University in Collegeville, Minnesota. He is a member of the advisory board for Drexel University's College of Business & Administration.

Mr. Jones has served as a Director of the Company since June 1996, and is a member of both the Audit and Compensation Committees. Mr. Jones has been Professor of Accounting at New York University since September 1993. From April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of PricewaterhouseCoopers LLP. In addition to 40-plus years of accounting experience, Mr. Jones has more than ten years of experience as an arbitrator and an expert witness, particularly in the areas of fraud, mergers and acquisitions, and accounting matters. Mr. Jones also functions as a consultant to Milberg Factors and CHF Industries, and serves as a director for Reliance Bank.

Mr. Peters has served as a Director of the Company since April 2004. Mr. Peters served President George W. Bush as the Assistant Deputy Director for State and Local Affairs of the White House's Drug Policy Office. There his duties included supervision of the country's High Intensity Drug Trafficking Area (HIDTA) Program. Mr. Peters also served as the Drug Policy Office Liaison to the White House Office of Homeland Security. He also served the White House during the Clinton Administration, with responsibility to direct the nation's 26 HIDTAs, and managed an annual budget in excess of $250 million. Mr. Peters began his career as a State prosecutor when he joined the Pennsylvania Attorney General's office in 1983. He later served as a Chief Deputy Attorney General of the Organized Crime Section, and in 1989 was named the first Executive Deputy Attorney General of the newly created Drug Law Division. Currently, Mr. Peters consults to national and international law enforcement organizations on narco-terrorism and related intelligence and prosecution issues. Mr. Peters recently was honored as a Life Member of the Pennsylvania Chiefs of Police Association. He is an associate member of the Pennsylvania District Attorney's Association, and a member of the International Association of Chiefs of Police, where he sits on their Terrorism Committee. He is currently a candidate for State Auditor General in Pennsylvania.

Mr. Stoller has served as a Director of the Company since March 2004, and is a member of the Audit Committee. He has been involved in public and private finance for the last 20 years. Mr. Stoller began his professional career as an attorney, and became partner and co-head of global finance for Milbank, Tweed, Hadley & McCloy, LLP, where he helped build one of the world's largest and most successful practices, participating personally in financings totaling more than $4 billion. In 1992, Mr. Stoller joined Charterhouse Group International, a large New York City-based private equity firm, as chairman of its Environmental Capital Group. In 1993, Mr. Stoller, through the Charterhouse Environmental Group, launched American Disposal Services, an integrated waste management company that ultimately acquired and consolidated, with $34 million in equity capital, more than 70 waste management companies. In 1998, Mr. Stoller left Charterhouse to launch Americana Financial Services, raising over $25 million in private equity capital. Mr. Stoller currently heads TransLoad America LLC, which is principally in the business of transloading and transporting waste materials by rail. Mr. Stoller holds a B.A. from the University of Pennsylvania, an M.A. from the Graduate Faculty of the New School for Social Research, and a J.D. from Fordham University School of Law. He is also a graduate of the Harvard Business School Advanced Management Program.


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership on Forms 3, 4 and 5 with the Commission and the NASDAQ Market. Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2004, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2004.

Audit Committee

The Company's Board of Directors has established a standing audit committee, which is currently comprised of the following directors: Mr. Seymour Jones, Mr. John T. Gerlach and Mr. David C. Stoller. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience established by rules of The Nasdaq Stock Market, Inc. Our Board of Directors has determined that Mr. Seymour Jones meets the Securities and Exchange Commission's definition of "audit committee financial expert."

Code of Ethics

The Company has adopted a written Code of Ethics and Business Conduct, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics and Business Conduct will be provided, without charge, to any shareholder who sends a written request to the Chief Accounting Officer of MSGI at 575 Madison Avenue, 10th Floor, New York, NY 10022. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in a report on Form 8-K. A copy of the Code of Ethics and Business COnduct has been included as exhibit 14.1 to this 10-K/A.


 Item 11 - Executive Compensation:

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2004 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                   Fiscal                                                       Securities
                                    Year                                          Other         Underlying
                                    Ended         Annual        Annual           Annual          Options/
Name and Principal                June 30,      Salary ($)       Bonus        Compensation       SARs (#)
------------------                --------      ----------       -----        ------------       --------
Position
--------
J. Jeremy Barbera (1)               2004         348,514            --              10,000 (2)        -
   Chairman of the                  2003         442,305          75,000 (3)            -             -
   Board  and                       2002         487,308 (4)     250,000 (5)            -             -
   Chief Executive Officer

----------

(1) In February 2003, Mr. Barbera voluntarily forgave a portion of his compensation to effect a reduction of approximately 30% to $350,000. Beginning in April 2004, Mr. Barbera elected to defer his compensation for the fourth quarter of the fiscal year ended June 30, 2004 until further notice. The deferred compensation totaled $84,808.
(2) In connection with the successful private placement sale of 25,000 shares of the Company's Common Stock, Mr. Barbera was awarded a $10,000 finder's fee.
(3) In connection with the successful sale of the Company's northeast operations, Mr. Barbera was awarded a bonus in the amount of $75,000.
(4) In March 2002, Mr. Barbera agreed to reduce his annual salary from $500,000 to $450,000. In addition, the Company entered into certain transactions with Mr. Barbera. See Section "ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."
(5) In connection with the successful sale of the Company's Grizzard Communications subsidiary, Mr. Barbera was awarded a bonus in the amount of $250,000.


STOCK OPTION GRANTS

The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 62,500 shares of common stock under qualified and non-qualified stock options. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant. As of June 30, 2004, the Board of Directors has agreed to issue 161,250 options beyond the number available in the 1999 Plan, subject to approval of an increase to the number of options issuable under the 1999 Plan by a future vote of shareholders in December 2004. The Board of Directors has approved an increase of 300,000 options to the 1999 Plan.





                                                       OPTIONS GRANTED IN THE LAST FISCAL YEAR
                                                                  Individual Grant
                            ----------------------------------------------------------------------------------------------

                                Number of              % of Total Options/
                                Securities                 SARs Granted to          Exercise or
                           Underlying Options/           Employees in Fiscal         Base Price      Expiration     Grant
                              SARs Granted (#)               Year (3)              ($ per share)        Date      Date Value
                             ----------------            ----------------          -------------     ----------   ----------


J. Jeremy Barbera   (1)        37,500                          50%                     $2.99           03/14       $2.99
Richard J. Mitchell (2)         1,250                           2%                     $2.99           03/14       $2.99
John T. Gerlach     (3)         7,500                          10%                     $2.99           03/14       $2.99
Seymour Jones       (4)         7,500                          10%                     $2.99           03/14       $2.99
David C. Stoller    (5)        10,000                          14%                     $2.99           03/14       $2.99
Joseph C. Peters    (6)        10,000                          14%                     $8.25           04/14       $8.25

-----------------------------------------------------------------------------------------------------------------------------

(6) Mr. Barbera's options are exercisable as follows: 12,500 on September 24, 2004, 5,000 on March 24, 2005, 10,000 on March 24, 2006 and 10,000
          on March 24, 2007

(7) Mr. Mitchell's options are exercisable as follows: 250 on March 24, 2005, 500 on March 24, 2006 and 500 on March 24, 2007

(8) Mr. Gerlach's options are exercisable as follows: 1,500 on March 24, 2005, 3,000 on March 24, 2006 and 3,000 on March 24, 2007

(9) Mr. Jones' options are exercisable as follows: 1,500 on March 24, 2005, 3,000 on March 24, 2006 and 3,000 on March 24, 2007

(10) Mr. Stoller's options are exercisable as follows: 2,000 on March 24, 2005, 4,000 on March 24, 2006 and 4,000 on March 24, 2007

(11) Mr. Peters' options are exercisable as follows: 2,000 on April 30, 2005, 4,000 on April 30, 2006 and 4,000 on April 30, 2007





AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2004.


                                                            Number of Securities           Value of unexercised
                                                           Underlying Unexercised          In-the-Money Options/
                          Number of                        Options/SARs at Fiscal           SARs at Fiscal Year
                         Securities          Value              Year End (#)                      End ($)
                        Exercised (#)    Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable
                        ------------     -----------      ------------------------       -------------------------
J. Jeremy Barbera            -               -                    0/37,500                       0/290,250

------------------------------------------------------------------------------------------------------------------




COMPENSATION OF DIRECTORS

Beginning in October 2003, directors who are not employees of the Company receive an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Prior thereto, directors who were not employees of the Company received an annual retainer fee of $15,000. Fees for attending meetings and committee meetings remained the same. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. The Directors agreed to waive the annual option grant for the fiscal years ended June 30, 2002, 2003 and 2004.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

The Company had entered into employment agreements with each of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of the Company by the Board, effective March 31, 1997. Mr. Barbera had previously also served as President and CEO of MSGI Direct Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. The $500,000 annual salary for Mr. Barbera under his employment agreement reflected a raise from $350,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000. In March 2002, Mr. Barbera agreed to decrease his annual salary to $450,000. In December 2003, Mr. Barbera agreed to further decrease his annual salary to $350,000. The Employment Agreement was automatically renewed for up to an additional three years and will now expire on December 31, 2005. On May 27, 1997, Mr. Barbera was granted options to acquire 166,667 shares of Common Stock of the Company; 55,556 exercisable at $15.75 per share, 55,556 exercisable at $18.00 per share and 55,556 exercisable at $21.00 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 137,500 shares of Common Stock of the Company at $26.625 per share; 68,750 exercisable on December 31, 2000; 34,375 exercisable on December 31, 2001 and 2002. All of these options have been forfeited by Mr. Barbera and are no longer outstanding. In March 2004, Mr. Barbera was granted stock options to purchase 37,500 shares of Common Stock of the company at $2.99 per share. 12,500 options vest on September 24, 2004. 5,000 options vest on March 24, 2005. 10,000 options vest on March 24, 2006. 10,000 options vest on March 24, 2007. If Mr. Barbera is terminated without cause (as defined in the agreement), then the Company shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

Mr. Barbera has agreed in his employment agreement (i) not to compete with the Company or its subsidiaries, or to be associated with any other similar business during the employment term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in the employment agreement, and (ii) upon termination of employment with the Company and its subsidiaries, not to solicit or encourage certain clients of the Company or its subsidiaries to cease doing business with the Company and its subsidiaries and not to do business with any other similar business for a period of three years from the date of such termination.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal year 2004 were Seymour Jones, Joseph Peters, and John Gerlach. Mr. Gerlach was Chairman of the Committee. There were no compensation interlocks.

Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2004. None of such persons is an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


                                  Number of securities                                 Number of Securities
                                    to be issued upon          Weighted-average         remaining available
                                      exercise of             exercise price of        for future issuances
                                  outstanding options,       outstanding options,          under equity
Plan Category                      warrants and rights        warrants and rights       compensation plans
-------------                      -------------------        -------------------       ------------------

Equity compensation plans
approved by security holders
       1999 Stock Option Plan (1)        73,750                      $2.99                     8,811

Equity compensation plans not
approved by security holders
       Warrants                         135,000                     $12.00                       -
       Executive Options                 80,000                     $10.40                       -


----------------------------------------------------------------------------------------------------------

(1)The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 62,500 shares of common stock under qualified and non-qualified stock options. The 1999 Plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant. As of June 30, 2004, the Board of Directors has agreed to issue 161,250 options beyond the number available in the 1999 Plan, subject to approval of an increase to the number of shares covered by the 1999 Plan by a future vote of shareholders in December 2004.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2004 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.


                                                                                    Amount and Nature of
                                                                                        Common Stock
                                                                                     Beneficially Owned
                                                                                    ---------------------
Name and Address of Beneficial Holder (1)                                            Number       Percent
-----------------------------------------                                            ------       -------
Directors and Named Executive Officers:

J. Jeremy Barbera................................................................     78,750       4.93%
Seymour Jones....................................................................      2,646           *
John Gerlach.....................................................................      1,300           *
David C. Stoller.................................................................        --            *
Joseph C. Peters.................................................................        --            *
All Directors and Executive Officers as a group (6 persons)......................     82,696       5.18%

5% Stockholders:
None
----------------
*  Less than 1%

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


Item 13 - Certain Relationships and Related Transactions

Transactions with Mr. Barbera: During the year ended June 30, 2002, the Company advanced $1,000,000 pursuant to a promissory note receivable to Mr. Barbera due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of Mr. Barbera and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $69,704 for the year ended June 30, 2004. As of June 30, 2004, the interest due on October 15, 2003 of approximately $105,475 is in arrears. The note was entered into as an inducement to the continued employment of Mr. Barbera and to provide additional security in the event of a change in control. Accordingly, the note will be forgiven in the event of a change in control.

In June 2004, Mr. Barbera provided $500,000 of working capital to the Company under a short-term arrangement. The funds were repaid to the officer during July 2004.


Item 14 - Principle Accountant Fees and Services
The aggregate fees billed by Amper, Politziner & Mattia, P.C., independent accountants, for professional services rendered to Media Services Group, Inc during the fiscal years ended June 30, 2003 and 2004 were comprised of the following:

                              Fiscal Year  Fiscal Year
                                 2004         2003
                               --------     --------
Audit Fees                     $107,077     $135,041
Tax Fees                         92,942       60,848
Other Fees                         --            --
                               --------     --------
Total Fees                     $200,019     $195,889

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Tax fees related primarily to tax compliance and advisory services, and the preparation of federal and state tax returns for each year.

The Company's Audit Committee pre-approves all services provided by Amper, Politziner & Mattia, P.C.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

                                    MEDIA SERVICES GROUP, INC.

                                    By: /s/ Jeremy Barbera
                                    ---------------------------------
                                    Name  : J. Jeremy Barbera
                                    Title : Chief Executive Officer

                                    By: /s/ Richard J. Mitchell III
                                    ---------------------------------
                                    Name  : Richard J. Mitchell III
                                    Title : Chief Accounting Officer


Date:  October 28, 2004

                                                                    Exhibit 14.1



                           MEDIA SERVICES GROUP, INC.

                       CODE OF ETHICS AND BUSINESS CONDUCT

                           Statement of General Policy

         Media Services Group, Inc. ("MSGI") is committed to the principle of honest and ethical conduct in all aspects of its business. With the adoption of the Sarbanes-Oxley Act of 2002, and rules adopted by the Securities and Exchange Commission (the "Commission"), all publicly held companies have been encouraged to adopt and make available to the public written codes of ethics and business conduct providing guiding principals to their executive officers, principal financial officers and principal accounting officers or controllers (or persons performing similar functions). The Commission has strongly recommended, however, that each publicly held company that adopts written codes of ethics and business conduct require all of its directors and employees to comply with such codes. We both expect and require all directors, officers and employees of the Company to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. The Company's specific detailed policies and procedures contained in Memorandums, Guidance and Policies which we may from time to time distribute to our officers, directors and employee, are separate requirements and are in addition to and not in derogation of this Code.

         The basic principal that governs all of our officers, directors and employees is that MSGI's business should be carried on with loyalty to the interest of our shareholders, customers, suppliers, fellow employees, strategic partners and other business associates. The philosophy and operating style of MSGI's management are essential to the establishment of a proper corporate environment for the conduct of MSGI's business. In furtherance of the foregoing, no officer, director or employee of MSGI shall:

     o employ any device, scheme or artifice to defraud MSGI or any Business Associate (as defined below); or

     o engage in any act, practice or course of conduct that operates or would operate as a fraud or deceit upon MSGI or any Business Associate.

         MSGI is and always has been committed to a high standard of business conduct. This means conducting business in accordance with the spirit and letter of applicable laws and regulations and in accordance with ethical business practices. The Code of Ethics and Business Conduct (the "Code") that follows, which essentially codifies the business and ethical principles which have always been a part of MSGI's business practice, is intended to help in this endeavor by providing a clear statement of the fundamental principles that govern MSGI's business, and is intended to promote, among other things:

     o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o avoidance of conflicts of interest, including disclosure to an appropriate person or persons identified in the Code of any material transaction or relationship that reasonably could be expected to give rise to such a conflict;

     o full, fair, accurate, timely, and understandable disclosure in reports and documents that MSGI files with, or submits to, the Commission and in other public communications made by MSGI;

     o compliance with applicable governmental laws, rules and regulations, not only of the United States, but also applicable governmental laws (including provincial laws), rules and regulations of Canada and any other foreign jurisdiction in which we or any of our direct or indirect subsidiaries operate;

     o the prompt internal reporting of Code violations to an appropriate person or persons identified in the Code; and

     o    accountability for adherence to the Code.

         This Code, which covers a wide range of business practices and procedures, applies to all officers, directors and employees of MSGI and their Family Members (as defined below). This Code does not cover every issue that may arise, but it sets out basic principles to guide all employees of the Company. All Company employees must conduct themselves accordingly and seek to avoid even the appearance of improper behavior. In appropriate circumstances, the Code should also be provided to and followed by MSGI's agents and representatives, including consultants.

         If an applicable law conflicts with a policy set forth in this Code, you must comply with the law; however, if a local custom or policy conflicts with this Code, you must comply with the Code. If you have any questions about these conflicts, you should ask your supervisor how to handle the situation.

         Any officer, director or employee of MSGI who violates the standards in this Code will be subject to disciplinary action. If an officer, director or employee of MSGI is in a situation that he or she believes may violate or lead to a violation of this Code, he or she should follow the guidelines described in
Section 14 of this Code.

         From time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors or a committee of the Board and will be promptly disclosed by us in a current report on Form 8-K.

Definition of Terms Used
------------------------

         "Business Associate" means any supplier of services or materials, customer, consultant, professional advisor, lessor of space or goods, tenant, licensor, licensee or partner of MSGI.

         "Family Members" means as to a specific officer, director or employee, his or her Immediate Family Members and any company, partnership, limited liability company, trust or other entity that is directly or indirectly controlled by that officer, director or employee or by any Immediate Family Member of that officer, director or employee.

         "Immediate Family Member" includes the spouse (or life partner) and children of an officer, director or employee and any relative (by blood or marriage) of that officer, director or employee, or spouse (or life partner) residing in the same household as such officer, director or employee.

         "Code of Ethics Contact Person" shall mean J. Jeremy Barbera or such person or persons as may be from time to time designated.

Compliance With Laws, Rules and Regulations
-------------------------------------------

         Obeying the law, both in letter and in spirit, is the foundation on which MSGI's ethical standards are built. All officers, directors and employees of MSGI must respect and obey the laws of the cities, states, and countries in which MSGI and its direct and indirect subsidiaries operates. It is the personal responsibility of each employee, officer and director to adhere to the standards and restrictions imposed by those laws, rules and regulations. Although not all employees are expected to know the details of these laws, it is important to know enough to determine when to seek advice from supervisors, managers, or other appropriate personnel.

         The Company holds information and training sessions to promote compliance with laws, rules and regulations, including insider-trading laws.

         As noted, the Company is subject to various federal and state laws which govern various aspects of all businesses generally. A few examples, not intended to be all inclusive, are laws which regulate conduct in the workplace, i.e., sexual harassment laws and laws which prohibit discrimination based on age, sex, race, national origin or the like. Similar laws exist in Canada as well as other foreign jurisdictions in which our direct and indirect subsidiaries are located or do business.

         As a publicly held company, we are subject to significant regulation under the federal securities laws. Again, an example is our obligation to timely and accurately file all reports that we are required to file with the Commission, including the accurate filing of required financial information.

         Given the fact that our principal business is in the homeland security industry, we are subject to evolving U.S. federal and state laws and regulations. Moreover, MSGI is also subject to U.S. and foreign corrupt practices laws.

         Various of our departments have applicable policies and procedures through which our managers, in conjunction with our senior management, assist MSGI as part of their functions in complying with all applicable laws and regulations. We expect all of our employees to cooperate in this respect and observe the policies and procedures set out by managers with respect to legal compliance. Where an employee reasonably believes that MSGI is not compliant with any law or regulation, we encourage our employees to bring that matter up directly with the employee's immediate supervisor and, if the matter is not ultimately resolved by either a reasonable explanation or action taken to rectify any non-compliance, we encourage the employee to bring the matter directly to the attention of the Code of Ethics Contact Person. With respect to financial matters in particular, and not just confined to those of our employees performing accounting or internal auditing functions, MSGI's policy is that, where any employee believes that MSGI has or is about to engage in any financial irregularity or impropriety, that the matter be brought to the attention of the Chairman of our Audit Committee. This may be done anonymously and without fear of reprisal of any sort. Any complaint directed to the Chairman of the Audit Committee may be sent by mail as follows:

                         Chairman of the Audit Committee
                           Media Services Group, Inc.
                               575 Madison Avenue
                               New York, NY 10022


Compliance With Internal and Disclosure Controls and Dealings with External Auditors
---------------------------------------------------------------------------
         The honest and accurate recording and reporting of financial information is of critical importance to MSGI. This is not only essential in order for senior management to make informed responsible business decisions, but is essential to MSGI's ability to file accurate financial reports with the Commission; to enable MSGI to comply with various laws relating to the maintenance of books and records and financial reporting; to enable MSGI's Chief Executive Officer and Chief Financial Officer to make their necessary certifications in connection with the periodic filing by MSGI of financial information; and to inform MSGI's shareholders and the investing public of accurate financial information of MSGI.

         MSGI has adopted a system of internal accounting controls that must be strictly adhered to by all officers, directors and employees in providing financial and business transaction information to and within MSGI. The internal accounting controls are the backbone of the integrity of MSGI's financial records and financial statements.

         No employee shall knowingly circumvent or fail to implement the internal accounting controls of MSGI as now existing or as may be modified, revised, amended or supplemented. Each officer, director and employee shall promptly report to the Code of Ethics Contact Person any actual or suspected breaches or violations of MSGI's internal accounting controls that come to the attention of such person. The Code of Ethics Contact Person shall promptly bring the matter to the attention of the Chairman of the Audit Committee of MSGI's board of directors.

         Each officer, director and employee shall promptly report to the Code of Ethics Contact Person any fraudulent or questionable transactions or occurrences, whether actual or suspected, that come to the attention of such person. Potentially fraudulent or questionable transactions or occurrences include, without limitation, embezzlement, forgery or alteration of checks and other documents, theft, misappropriation or conversion to personal use of MSGI's assets, falsification of records, and the reporting of the financial condition of MSGI contrary to U.S. (or, where applicable, Canadian) generally accepted accounting principles. The Code of Ethics Contact Person shall promptly bring the matter to the attention of the Chairman of the Audit Committee of MSGI's board of directors.

         Each officer, director and employee is encouraged to bring to the attention of MSGI's Chief Financial Officer, any changes that such person believes may improve MSGI's system of internal accounting controls.

         MSGI has adopted a system of disclosure controls and procedures pursuant to its Disclosure Controls and Procedures Policy to assure that all important information regarding the business and prospects of MSGI is brought to the attention of MSGI's Chief Executive Officer and Chief Financial Officer. The accuracy and timeliness of compliance is critical to this system of disclosure controls and necessary to enable those officers to provide the financial statement and periodic report certifications required by federal law.


         Each officer, director and employee shall promptly report any significant event or occurrence (whether positive or negative) that arises in the course of such person's duties and responsibilities. Events or occurrences include those that affect or may affect MSGI or its Business Associates, competitors or industry. General economic conditions need not be reported.

         The external auditors of MSGI play an integral role in the financial reporting process through their annual examination and report on MSGI's financial statements and their review of MSGI's periodic reports. Open and honest fair dealings with our external auditors is therefore essential. Each officer, director and employee shall be candid in discussing matters concerning internal controls and business disclosures with MSGI's management, internal auditors, outside auditors, outside counsel and directors. Factual information is important. Opinions and observations are strongly encouraged. No officer, director or employee of MSGI shall make any false or misleading statement to any external auditor of MSGI in connection with an audit or examination of MSGI's financial statements or the preparation or filing of any document or report. Similarly, no officer, director or employee of MSGI shall engage in any conduct to fraudulently influence, coerce, manipulate or mislead any accountant engaged in the audit or review of any financial statements of MSGI.

Conflicts of Interest
---------------------
         An officer, director and employee of MSGI shall maintain a high degree of integrity in the conduct of MSGI's business and maintain independent judgment. Each officer, director and employee of MSGI must avoid any activity or personal interest that creates, or appears to create, a conflict between his or her interests and the interests of MSGI. A "conflict of interest" occurs when an individual's private interest interferes or appears to interfere with the interests of the Company. A conflict of interest can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. For example, a conflict of interest would arise if a director, officer or employee, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company. Conflicts of interest should, whenever possible, be avoided. Conflicts of interest include, by way of example, a person:

     o making an investment that may affect his or her business decisions on behalf of MSGI;

     o owning a meaningful financial interest in, being employed by or acting as a consultant to or board member of an organization that competes with MSGI;

     o owning a meaningful financial interest in, being employed by or acting as a consultant to or board member of an organization that does, or seeks to do, business with MSGI, including, without limitation, customers, suppliers and licensees of MSGI;

     o making a material decision on a matter on behalf of MSGI where such person's self-interests may reasonably call the appropriateness of the decision into question; or

     o being employed by or accepting compensation from any other person or entity as a result of business activity or prospective business activity affecting MSGI;

Disclosure and Reporting
------------------------
         A Director, Officer or Employee of MSGI who becomes aware of any director's, officer's or employee's personal interest (including one's own) that is, or may be viewed as, in conflict with that of MSGI or a Business Associate should promptly present the situation and the nature of the possible conflict to the Code of Ethics Contact Person or, if timely disclosure to the Code of Ethics Contact Person is impracticable, to the Chairman of the Audit Committee of MSGI's board of directors for appropriate consideration. A director of MSGI that becomes aware of any officer's, director's or employee's conflict of interest should bring the matter to the attention of the Chairman of the Audit Committee or, if timely disclosure to the Chairman of the Audit Committee is impracticable, to the Chairman of the Board of MSGI. The officer, director or employee shall refrain from further action until the situation has been consented to in writing by the Code of Ethics Contact Person, the Audit Committee, or Board of Directors, as the case may be.

         No officer, director or employee of MSGI or Family Member shall personally benefit, directly or indirectly, or derive any other personal gain from any business transaction or activity of MSGI, except when the transaction or activity has been fully disclosed to and approved in writing by the Audit Committee.

         No officer, director or employee of MSGI or Family Member shall have any meaningful personal business or financial interest in any Business Associate or competitor of MSGI, without proper consent in writing by the Audit Committee. For these purposes, holding 5% or less of the outstanding equity interests of a Business Associate or competitor whose equity interests are publicly traded shall not be deemed "meaningful."

         No officer, director or employee of MSGI shall hold any position with (including as a member of the board of directors or other governing body) or perform services for a Business Associate or a competitor of MSGI, without proper consent in writing by the Audit Committee.

         No officer, director or employee of MSGI shall provide any services to other business enterprises which reasonably could be deemed to adversely affect the proper performance of his or her work for MSGI or which might jeopardize the interests of MSGI, including serving as a director, officer, consultant or advisor of another business, without prior consent in writing by the Audit Committee under this Code.

         No officer, director or employee of MSGI shall direct, or seek to direct, any business of MSGI with any business enterprise in which the officer, director or employee or his or her Family Member has a meaningful ownership position or serves in a leadership capacity, without proper consent in writing by the Audit Committee under this Code.

Insider Trading
         Persons who have access to confidential information concerning MSGI are not permitted to use or share that information for stock trading purposes or for any other purpose except the conduct of MSGI's business. All non-public information about MSGI should be considered confidential information. To use non-public information for personal financial benefit or to "tip" others who might make an investment decision on the basis of this information is not only unethical but also illegal. If a question arises, the officer, director or employee should consult the Code of Ethics Contact Person.

Corporate Opportunities
         Employees, officers and directors owe a duty to the Company to advance the Company's business interests when the opportunity to do arises. Officers, directors and employees of MSGI and their Family Members are prohibited from profiting, directly or indirectly, due to their position in, or their relationship to an officer, director or employee of, MSGI to the detriment (or at the expense) of MSGI or any Business Associate. Officers, directors and employees of MSGI are prohibited from taking for themselves personally opportunities that are discovered through the use of corporate property, information or position without the consent of MSGI's board of directors. Officers, directors and employees of MSGI owe a duty to MSGI to advance its business interests when the opportunity to do so arises.

Transactions With Our Business Associates
-----------------------------------------
         While officers, directors and employees of MSGI and their Family Members are encouraged to patronize our Business Associates, no officer, director or employee of MSGI or Family Member shall sell to, or purchase from, a Business Associate any goods or services except in the ordinary course of the Business Associate's business. No officer, director or employee of MSGI or Family Member shall borrow money or other property from a person known by such person to be a Business Associate, unless that Business Associate is regularly engaged in the business of lending money or such other property, and the loan and the terms thereof are in the ordinary course of the Business Associate's business.

         No officer, director or employee of MSGI shall, directly or indirectly, make any payment or take any action with respect to any government official, agent or representative of the United States, any State or jurisdiction of the United States or of any foreign country without the prior consent of the Code of Ethics Contact Person. No officer, director or employee of MSGI shall make any payment or take any action in violation of the U.S. Foreign Corrupt Practices Act.

Competition and Fair Dealing
----------------------------
         MSGI seeks to outperform competitors fairly and honestly through superior performance, never through unethical or illegal business practices. Stealing proprietary information, possessing trade secret information that was obtained without the owner's consent, or inducing such disclosures by past or present employees of other companies is prohibited. Each employee, officer, and director should endeavor to respect the rights of and deal fairly with MSGI's customers, suppliers, competitors, and employees. No employee, officer, or director should take unfair advantage of anyone through manipulation, concealment, or abuse of privileged information, misrepresentation of material facts, or any other intentional unfair-dealing practice.

Preferential Treatment and Gifts
--------------------------------
         The purpose of business entertainment and gifts in a commercial setting is to create good will and sound working relationships, not to gain unfair advantage with customers. No gift or entertainment should ever be offered, given, provided, or accepted by any officer, director or employee of MSGI or any Family Member unless it (1) is not a cash gift, (2) is consistent with customary business practices, (3) is not excessive in value, (4) cannot be construed as a bribe or payoff, and (5) does not violate any applicable laws or regulations. An employee should discuss with his or her supervisor any gifts or proposed gifts that the employee is not certain are appropriate.

Corporate Books and Records
---------------------------
         Officers and employees must ensure that all of MSGI's documents are completed accurately, truthfully, in a timely manner and properly authorized.

         Financial activities and transactions must be recorded in compliance with all applicable laws and accounting practices and in accordance with the U.S. generally accepted accounting principles designated by MSGI. The making of false or misleading entries, records or documentation is strictly prohibited.

         Officers and employees may never create a false or misleading report under MSGI's name. In addition, no payments or established accounts shall be used for any purpose other than as described by their supporting documentation. Unrecorded or "off the books" funds or assets should not be maintained unless permitted by applicable law or regulation.

         No officer, director or employee of MSGI may take any action to defraud, influence, coerce, manipulate or mislead any other officer, director or employee of MSGI or any outside auditor or legal counsel for MSGI for the purpose of rendering the books, records or financial statements of MSGI incorrect or misleading.

         Errors, or possible errors or misstatements in MSGI's books and records must be brought to the attention of the Code of Ethics Contact Person promptly upon discovery thereof. The Code of Ethics Contact Person shall promptly inform the Chief Financial Officer of any such error or misstatement.

         All employees and officers are expected to cooperate fully with MSGI's internal auditors and outside auditors. No employee or officer shall impede or interfere with the financial statement audit process.

Document Retention
------------------
         The Company seeks to comply fully with all laws and regulations relating to the .retention and preservation of records. All Insiders shall comply fully with the Company's policies regarding the retention and preservation of records. Under no circumstances may Company records be destroyed selectively or maintained outside Company premises or designated storage facilities.

         If the existence of a subpoena or impending government investigation becomes known to an Insider, he or she must immediately contact the Code of Ethics Contact Person. Insiders must retain all records and documents that may be responsive to a subpoena or pertain to an investigation. Any questions regarding whether a record or document pertains to an investigation or may be responsive to a subpoena should be resolved by the Code of Ethics Contact Person before the record or document is disposed of Insiders shall strictly adhere to the directions of the Code of Ethics Contact Person in handling such records or documents.

Non-Disclosure of Information
-----------------------------
         No Insider or Family Member shall discuss with, or inform others about, any actual or contemplated business transaction by a Business Associate or the Company except in the performance of the Insider's employment duties or in an official capacity and then only for the benefit of the Business Associate or the Company, as appropriate, and in no event for personal gain or for the benefit of any other third party.

         No Insider or Family Member shall give any information to any third party about any business transaction of the Company or its Business Associates that are proposed or in process unless expressly authorized to do so by the Code of Ethics Contact Person.

Guarding Corporate Assets
-------------------------
         Insiders have a duty to safeguard Company assets, including its physical premises and equipment, records, customer information and Company trademarks, trade secrets and other intellectual property. Company assets shall be used for Company business only. Without specific authorization, no Insider or Family Member may take, loan, sell, damage or dispose of Company property or use, or allow others to use, Company property for any non-Company purposes.

Implementation of the Code
--------------------------
         While each Insider is individually responsible for compliance with the Code, he or she does not do so in a vacuum. The Company has the following resources, people and processes in place to answer questions and guide Insiders through difficult decisions.

         (a) Code of Ethics Contact Person Responsibility. J. Jeremy Barbera has been designated as the contact person for purposes of this Code and shall report directly to the full Board of Directors or to the Company's Nominating/Corporate Governance Committee or the Audit Committee, as may be determined to be appropriate. The Code of Ethics Contact Person is responsible for overseeing, interpreting and monitoring compliance with the Code. The Code of Ethics Contact Person shall report periodically to the foregoing designated bodies regarding all aspects of administering and enforcing of the Code. Any questions relating to how this Code should be interpreted or applied should be addressed to the Code of ethics Contact Person. A director, officer or employee who is unsure of whether a situation violates this Code should discuss the situation with the Code of Ethics Contact Person to prevent possible misunderstandings and embarrassment at a later date.

         (b) Reporting Violations. If an Insider knows of or suspects a violation of applicable law or regulations, this Code or any of the Company's other policies, he or she must immediately report that information to the Code of Ethics Contact Person or the Audit Committee of the Board of Directors of the Company. A failure to do so is itself a violation of this Code. No Insider who reports an actual or suspected violations in good faith will be subject to any retaliation whatsoever.

         (c) Investigations of Violations. Reported violations will be promptly investigated and treated confidentially to the extent possible. It is imperative that the person reporting the violation not conduct a preliminary investigation of his or her own. Investigations of alleged violations may involve complex legal issues. Persons who act on their own may compromise the integrity of an investigation and adversely affect both themselves and the Company.

Enforcement
-----------
         The Code of Ethics Contact Person will take such action he or she deems appropriate with respect to any Insider who violates, or whose Family Member violates, any provision of this Code, and will inform the Audit Committee of all material violations. Any alleged violation by the Code of Ethics Contact Person will be presented promptly to the Audit Committee for its consideration and such action as the Audit Committee, in its sole judgment, shall deem warranted.

         The Code of Ethics Contact Person will keep records of all reports created under this Code and of all action taken under this Code. All such records will be maintained in such manner and for such periods as are required under applicable Federal and state law, as well as the Company's document retention policy.

Condition of Employment or Service
----------------------------------
         All Insiders shall conduct themselves at all times in the best interests of the Company. Compliance with this Code shall be a condition of employment and of continued employment with the Company, and conduct not in accordance with this Code shall constitute grounds for disciplinary action, including, without limitation, termination of employment.

         This Code is not an employment contract nor is it intended to be an all inclusive policy statement on the part of the Company. The Board of Directors Company reserves the right to provide the final interpretation of the policies it contains and to revise those policies as deemed necessary or appropriate.

         I acknowledge that I have read this Code of Ethics and Business Conduct (a copy of which has been supplied to me and which I will retain for future reference) and agree to comply in all respects with the terms and provisions hereof I also acknowledge that this Code of Ethics and Business Conduct may be modified or supplemented from time to time, and I agree to comply with those modifications and supplements, as well.

                                                                    Exhibit 31.1
                                  CERTIFICATION


I, J. Jeremy Barbera, certify that:

(1) I have reviewed this annual report as amended on Form 10-K/A of Media Services Group, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report. (4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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



Dated: October 28, 2004                        By: /s/ J. Jeremy Barbera
                                                   ---------------------
                                                   J. Jeremy Barbera
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

Exhibit 31.2
                                  CERTIFICATION


I, Richard J. Mitchell III, certify that:

(1) I have reviewed this annual report as amended on Form 10-K/A of Media Services Group, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report. (4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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


Dated: October 28, 2004                         By: /s/ Richard J.Mitchell III
                                                    -------------------------
                                                    Richard J. Mitchell III
                                                    Chief Accounting Officer
                                                   (Principal Financial Officer)

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Media Services Group, Inc. (the "Company") as amended on Form 10-K/A for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         Dated: October 28, 2004               By: /s/ J. Jeremy Barbera
                                                   ---------------------
                                                   J. Jeremy Barbera
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                  (Principal Executive Officer)

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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of Media Services Group, Inc. (the "Company") as amended on Form 10-K/A for the year ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

3) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

4) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


         Dated: October 28, 2004               By: /s/ Richard J. Mitchell III
                                                   ---------------------------
                                                   Richard J. Mitchell III
                                                   Chief Accounting Officer
                                                  (Principal Financial Officer)

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