Form 10-Q
period 2004-09-30
MEDIA SERVICE GROUP INC
filed 2004-11-15
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                    [X] QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from______to_______

                         Commission file number 0-16730
                           MEDIA SERVICES GROUP, INC.
                           --------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Nevada                                88-0085608
                   ------                                ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

             575 Madison Avenue
             New York, New York                             10022
             ------------------                             -----
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (917) 339-7134
                                                           --------------


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

                         Yes    X           No --
                              -----           ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                         Yes    --          No  X
                              -----            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 8, 2004 there were 1,596,262 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2004



PART I - FINANCIAL INFORMATION                                                      Page
                                                                                    ----

   Item 1.    Financial Statements

              Condensed Consolidated Balance Sheets as of
              September 30, 2004 (unaudited) and June 30, 2004                        3

              Condensed Consolidated Statements of Operations for the
              three months ended September 30, 2004 and 2003 (unaudited)              4

              Condensed Consolidated Statements of Cash Flows for the three
              months ended September 30, 2004 and 2003 (unaudited)                    5

              Notes to Condensed Consolidated Financial Statements (unaudited)      6-11

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                  12-16

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk.            17

   Item 4.    Controls and Procedures.                                               17

PART II- OTHER INFORMATION

   Item 1.    Legal Proceedings                                                      18

   Item 2.    Changes in Securities and Use of Proceeds                              18

   Item 6.    Exhibits                                                               18


   SIGNATURES                                                                        19





                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements.
                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2004             June 30, 2004
                                                                             ------------------             -------------

                                                                                 (Unaudited)                      (1)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                  $   1,232,747                 $   2,548,598
    Accounts receivable                                                              150,000                             -
    Stock subscription receivable                                                          -                       600,000
    Inventory                                                                        173,070                             -
    Other current assets                                                             246,401                       208,293
                                                                                 -----------                  ------------
        Total current assets                                                       1,802,218                     3,356,891

Goodwill                                                                             490,000                       490,000
Intangible assets,net                                                                287,288                             -
Property and equipment, net                                                          108,887                         5,130
Note receivable                                                                      300,000                       300,000
Related party note receivable                                                      1,137,368                     1,120,013
Other assets                                                                          22,700                        15,700
                                                                                 -----------                  ------------
        Total assets                                                             $ 4,148,461                  $  5,287,734
                                                                                 ===========                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable-trade                                                         327,271                       381,722
      Accrued expenses and other current liabilities                                 598,803                       748,603
      Note payable - shareholder                                                        -                          500,000
      Net liabilities of discontinued operations                                        -                          130,742
                                                                                   ---------                     ---------
        Total current liabilities                                                    926,074                     1,761,067
Other liabilities                                                                  1,025,745                     1,070,570
                                                                                   ---------                     ---------
        Total liabilities                                                          1,951,819                     2,831,637

Minority interest in subsidiary                                                      115,772                       255,517

Commitments and contingencies

Stockholders' equity:
    Common stock - $.01 par value; 9,375,000 shares authorized; 1,605,093 and
     1,530,093 shares issued; 1,596,262 and 1,521,262 shares outstanding as of
     September 30, 2004 and June 30, 2004, respectively                               16,050                        15,300
    Additional paid-in capital                                                   223,313,034                   222,658,012
    Accumulated deficit                                                         (219,854,504)                 (219,079,022)
    Less: 8,831 shares of common stock in treasury, at cost                       (1,393,710)                   (1,393,710)
                                                                                 -----------                  ------------
        Total stockholders' equity                                                 2,080,870                     2,200,580
                                                                                 -----------                  ------------
        Total liabilities and stockholders' equity                               $ 4,148,461                  $  5,287,734
                                                                                 ===========                  ============


(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2004.

See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (Unaudited)

                                                              2004          2003
                                                              ----          ----

Revenues                                                 $   150,000    $      --
Cost of goods sold                                            32,454           --
                                                         -----------    -----------
Gross Profit                                             $   117,546    $      --
                                                         -----------    -----------
Operating costs and expenses:
      Research and development                                48,869           --
     Salaries and benefits                                   298,782         77,516
       Non cash compensation                                 235,886           --
     Selling, general and administrative                     477,695        200,411
      Gain on termination of lease                           (70,300)          --
                                                         -----------    -----------
                    Total operating costs and expenses       990,932        277,927
                                                         -----------    -----------
Loss from operations                                        (873,386)      (277,927)
Other income (expense):
    Interest income (expense) and other, net                   1,354         (5,289)
                                                         -----------    -----------

Minority interests in subsidiaries                           139,845           --
Loss from continuing operations
   before provision for income taxes                        (732,187)      (283,216)
Provision for income taxes                                     3,000          3,000
                                                         -----------    -----------
Loss from continuing operations                             (735,187)      (286,216)

Discontinued operations:
     Gain (loss) from discontinued operations                (40,295)       416,033
                                                         -----------    -----------

Net income (loss)                                        $  (775,482)   $   129,817
                                                         ===========    ===========

Basic earnings (loss) per share:
  Continuing operations                                  $     (0.47)   $     (0.26)
  Discontinued operations                                      (0.02)          0.38
                                                         ------------   -----------
  Basic earnings (loss) per share                        $     (0.49)   $      0.12
                                                         ===========    ===========

Weighted average common shares outstanding- basic          1,568,001      1,092,367
                                                         ===========    ===========

Diluted earnings (loss) per share:
  Continuing operations                                  $     (0.47)   $     (0.23)
  Discontinued operations                                      (0.02)          0.33
                                                         ------------   -----------
  Diluted earnings (loss) per share                      $     (0.49)   $      0.10
                                                         ===========    ===========

Weighted average common shares outstanding- diluted        1,568,001      1,246,263
                                                         ===========    ===========


         See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)

                                                                          2004           2003
                                                                          ----           ----
Operating activities:
    Net income (loss)                                                $  (775,482)   $   129,817
    (Gain)/loss from discontinued operations                              40,295       (416,033)

      Loss from continuing operations                                   (735,187)      (286,216)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                       4,742           --
        Non cash compensation                                            235,886           --
        Gain from termination of lease                                   (70,300)          --
        Minority interest in subsidiary                                 (139,745)          --
    Changes in assets and liabilities:
        Accounts receivable                                             (150,000)          --
        Inventory                                                       (173,070)          --
        Other current assets                                             (89,510)        36,422
        Other assets                                                      (7,000)          --
        Accounts payable - trade                                         (54,451)       (69,034)
        Accrued expenses and other liabilities                          (164,620)      (244,165)
                                                                     -----------    -----------
           Net cash used in operating activities                      (1,343,255)      (562,993)
                                                                     -----------    -----------
Investing activities:
    Purchases of property and equipment                                 (108,499)          --
                                                                     -----------    -----------
           Net cash used in investing activities                        (108,499)          --

Financing activities:
    Expenditures from private placement of common shares                 (16,000)          --
    Proceeds from issuance of common stock                               800,000           --
    Increase in related party note receivable                            (17,355)       (17,355)
    Repayment of related party note payable                             (500,000)          --
    Repayments of long-term debt                                            --          (99,597)
                                                                     -----------    -----------
        Net cash provided by (used in) financing activities              266,645       (116,952)
                                                                     -----------    -----------

    Net cash from/(used in) discontinued operations                     (130,742)       143,266
                                                                     -----------    -----------
    Net decrease  in cash and cash equivalents                        (1,315,851)      (536,679)

    Cash and cash equivalents at beginning of period                   2,548,598        660,742
                                                                     -----------    -----------
    Cash and cash equivalents at end of period                       $ 1,232,747    $   124,063
                                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of Media Services Group, Inc. and its Subsidiaries, Future Developments America, Inc ("FDA") and Innalogic, LLC ("Innalogic") (in combination "MSGI" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K, as amended, for the fiscal year ended June 30, 2004 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

Liquidity:
The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand and funds available from its remaining operations should be adequate to finance its operations and capital expenditure requirements for the next twelve months. As explained in Note 6, the Company recently sold off substantially all the assets relating to its telemarketing and teleservices operations held by certain of its wholly owned subsidiary, MKTG Teleservices, Inc. As explained in Notes 4 and 13, the Company has recently engaged in the private placement sale of shares of both Common Stock and Series F Convertible Preferred Stock which have raised significant working capital. The Company has also most recently acquired holdings in two operating entities, FDA and Innalogic, both of which are forecasted to result in earnings in future periods. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. The Company believes, based on expected performance as well as the reduced corporate overhead, that its recently acquired operations should generate sufficient future cash flow to fund operations. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT POLICIES

Revenue Recognition:
The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Revenues will be reported for the operations of Future Developments America, Inc. and for Innalogic, LLC upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

Research and Development Costs:
The Company recognizes research and development costs associated with product development in its Future Developments America, Inc subsidiary. All research and development costs are expensed in the period incurred. Such expense was $48,869 for the quarter ended September 30, 2004. There was no such expense in the same quarter in the previous year.

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

There are no recent accounting pronouncements that would have an effect on the Company in this quarter ended September 30, 2004.

3. EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the quarters ending September 30, 2004 and 2003:

                                                         2004           2003

Weighted average common shares outstanding - basic     1,568,001      1,092,367
Common stock equivalents for options and warrants             -         153,896
                                                       ---------      ---------

Weighted average common shares outstanding- diluted    1,568,001      1,246,263
                                                       =========      =========

There is no effective dilution from stock equivalents for options and/or warrants in the current quarter, as they are anti-dilutive as a result of net losses for the quarter ended September 30, 2004.

4. EQUITY TRANSACTIONS

During the year ended June 2004, the Company entered into definitive agreements with certain strategic European investors for a private placement of an aggregate of 250,000 shares of common stock to be sold at a price of $8.00 per share for gross proceeds of approximately $2.0 million. The Company also agreed to issue to the investors, and third party affiliates, warrants to purchase an additional 150,000 shares of common stock at a price of $12.00 per share under a three-year term. As of June 30, 2004, $1.8 million of the total $2.0 million was closed with $1.2 million funded and $0.6 million recorded as a stock subscription receivable. The payment for the stock subscription receivable was received in July 2004. The final subscription of $0.2 million was closed and funded in July 2004.

5. STOCK BASED COMPENSATION

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

In accordance with FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation is as follows:

                                                Three months ended September 30,
                                                       2004           2003
                                                       ----           ----
Net income (loss) available to common
  stockholders as reported                        $  (775,482)   $   129,817
Stock based-compensation recorded                        --             --
                                                  -----------    -----------
Subtotal                                             (775,482)       129,817
Stock-based compensation recorded under
  SFAS 123                                             29,495           --
                                                  -----------    -----------

Pro forma net income (loss) available
 to common stockholders                           $  (804,977)   $   129,817
                                                  ===========    ===========

Earnings (loss) per share:
Basic earnings (loss) per share - as reported     $     (0.49)   $      0.12
                                                  ===========    ===========
Basic earnings (loss) per share - pro forma       $     (0.51)   $      0.12
                                                  ===========    ===========

Diluted earnings (loss) per share - as reported   $     (0.49)   $      0.10
                                                  ===========    ===========
Diluted earning (loss) per share - pro forma      $     (0.51)   $      0.10
                                                  ===========    ===========

The Company has granted 1,250 options to employees during the three months ended September 30, 2004. These options were granted at an exercise price equal to the market price on date of grant, do not begin to vest until July 2005 and vest ratably over a three year period. No options were granted during the period ended September 30, 2003. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Pro forma compensation cost for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option is fully vested. The following assumptions were used for grants for the period ended September 30, 2004:

                                                 September 30 ,2004
  Risk -free interest rate                              4.00%
  Expected option life                       Vesting life + four years
  Dividend yield                                          None
       Volatility                                         158%

6. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc., a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended September 30, 2003 related to the above mentioned operations has been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations. Loss from discontinued operations of approximately $40,000 during the quarter ended September 30, 2004 are the result of trailing legal fees associated with certain legal settlements pertaining to the discontinued operation (see Note 11).

7. ACQUISITIONS

On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000, pursuant to definitive agreements entered into as of August 18, 2004. Further subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 25,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the amount of $235,886 in the period ended September 30, 2004. The Company also issued 25,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates.

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets totaling $287,288 were acquired during the period ended September 30, 2004 in connection with the acquisition of Innalogic. The Company is awaiting the results of the formal valuation of Innalogic in order to specifically identify the intangible assets and determine the related lives. As such, no amortization expense has been recorded during the period ended September 30, 2004. The Company estimates that the effect of not recording amortization during this period does not have a material effect on the financial results for the period ended September 30, 2004.

9. GAIN ON TERMINATION OF LEASE

In July 2004, the Company successfully negotiated an early termination of a lease for a certain abandoned property. The agreement resulted in a gain on early termination of approximately $70,000 in the quarter ended September 30, 2004.

10. RELATED PARTY TRANSACTIONS

In June 2004, an officer provided $500,000 of working capital to the Company under a short-term arrangement. The funds were repaid to the officer during July 2004.

11. CONTINGENCIES AND LITIGATION

In May 2003, an action was filed in the State of California against a former subsidiary, MKTG Teleservices, Inc., by a former employee (Case No. BC 303297). The action alleged wrongful termination and harassment by a certain member of the former subsidiary's management. The action was settled in July 2004 and stipulations of dismissal with prejudice have been or will shortly be filed. A settlement payment in the amount of $35,000 by the Company has been recorded in the current quarter and is realized in gain / (loss) from discontinued operations. All legal fees pertaining to the matter have been realized in gain /
(loss) from discontinued operations.

On October 21, 2004, the Company announced that it has received a letter of deficiency and request for review from the Nasdaq Stock Market regarding its reported stockholders' equity of $2,200,580 reported on its Annual Report on Form 10-K for the year ended June 30, 2004. Nasdaq Marketplace Rule 4310
(C)(2)(b) requires that the Company have a minimum of $2.5 million in stockholders equity or $35.0 million in market value of listed securities or $0.5 million of net income from continuing operations. In November 2004, the Company provided a plan to the Nasdaq Stock Market indicating how it expected to correct the approximately $300,000 deficiency. The Company subsequently corrected the deficiency through the private placement of Series F Convertible Preferred Stock raising initial gross proceeds of approximately $3.0 million (see Note 12). The Company is in compliance with the stockholders' equity requirement, based upon the private placement transaction. As of the date of this filing, the Company has an estimated $5.0 million in stockholders' equity. Nasdaq will continue to monitor the Company's ongoing compliance with regard to stockholders' equity. If at the time of the next scheduled periodic report the Company does not evidence compliance, it may be subject to notification of delisting.

As of September 30, 2004, there are no other material legal actions known to management that are pending to which the Company is a party.

12. SUBSEQUENT EVENTS

In October 2004, the Company engaged in an offer for a private placement of an aggregate of 18,750 shares of Series F Convertible Preferred Stock to be sold at a price of $320.00 per share for gross proceeds of approximately $6,000,000. Each share of Series F Convertible Preferred Stock will be convertible at any time at the option of the holder into 24.61538 shares of Common Stock. Purchasers of the Series F Convertible Preferred Stock will also be granted five year warrants to purchase the number of shares of Common Stock equal to 0.50 multiplied by the number of Series F Convertible Preferred Stock purchased multiplied by the 24.61538 conversion rate, at an exercise price equal to 25% above the conversion price of the Series F Convertible Preferred Stock. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock.In November 2004, the Company entered into and closed on definitive agreements with certain strategic investors for placement of 9,375 shares of the Series F Convertible Preferred Stock for gross proceeds of approximately $3 million. On an as converted basis, this equates to approximately 230,769 shares of Common Stock at a conversion price of $13.00 per share. In connection with the issuance of the preferred stock, warrants will be issued to purchase 115,385 shares of Common stock at an exercise price of $16.25 per share.

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

Introduction
------------
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2004 and 2003. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2004.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:
The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Revenues will be reported for the operations of Future Developments America, Inc. and for Innalogic, LLC upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

FDA recognized no revenues during the period ended September 30, 2004.

Revenues derived from the operations of Innalogic, from the sale of equipment and the provision of supporting services if requested by the customer, are realized upon shipment or delivery of the product and/or upon the services being provided and completed.

Goodwill and Intangible Assets:
Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company performs an annual impairment test to determine if there is any impairment of goodwill. The current goodwill of $490,000 resulted from the Company's acquisition of FDA during in April 2004. The Company has not yet performed an annual impairment test related to this amount since the acquisition was recent.

Intangible assets of approximately $287,000 were acquired during the period ended September 30, 2004 in connection with the acquisition of Innalogic. The Company is awaiting the results of the formal valuation of Innalogic in order to specifically identify the intangible assets and determine the related lives. As such, no amortization expense has been recorded during the period ended September 30, 2004.

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

Contingencies and Litigation: On October 21, 2004, the Company announced that it has received a letter of deficiency and request for review from the Nasdaq Stock Market regarding its reported stockholders' equity of $2,200,580 reported on its Annual Report on Form 10-K for the year ended June 30, 2004. Nasdaq Marketplace Rule 4310 (C)(2)(b) requires that the Company have a minimum of $2.5 million in stockholders equity or $35.0 million in market value of listed securities or $0.5 million of net income from continuing operations. In November 2004, the Company provided a plan to the Nasdaq Stock Market indicating how it expected to correct the approximately $300,000 deficiency. The Company subsequently corrected the deficiency through the private placement of Series F Convertible Preferred Stock raising initial gross proceeds of approximately $3.0 million (see Note 12). The Company is in compliance with the stockholders' equity requirement, based upon the private placement transaction. As of the date of this filing, the Company has an estimated $5.0 million in stockholders' equity. Nasdaq will continue to monitor the Company's ongoing compliance with regard to stockholders' equity. If at the time of the next scheduled periodic report the Company does not evidence compliance, it may be subject to notification of delisting.

Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, to SD&A Teleservices, Inc., a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended September 30, 2003 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

In April 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of FDA for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. Further subject to the terms and conditions of the Stock Purchase Agreement, the Company may obtain up to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets are not met by certain target dates as set forth in the Stock Purchase Agreement.

 In August 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000. Further subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 25,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic. In addition, the Company may issue, at its discretion, an aggregate of 50,000 options to purchase shares of common stock to the founding members of Innalogic, if certain pre-tax income targets are exceeded. The options will have an exercise price equal to the fair market value of the Company's common stock at the time of the grant of the options. The Company also issued 25,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates.


Results of Operations for the Three Months Ended September 30, 2004, Compared to
--------------------------------------------------------------------------------
the Three Months Ended September 30, 2003.
------------------------------------------
The Company had revenue of approximately $0.1 million for the three months ended September 30, 2004 (the "Current Period") compared to no revenue during the three months ended September 30, 2003 (the "Prior Period"). Revenue increased due to the fact that the Company has undertaken new operations and revenue from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The Company had research and development costs of approximately $49,000 in the Current Period with no comparable expense in the Prior Period. The research and development costs related to the new operating subsidiaries which did not exist in the Prior Period.

Salaries and benefits of approximately $0.3 million in the Current Period increased by approximately $0.2 million or 200% over salaries and benefits of approximately $0.1 million in the Prior Period. Salaries and benefits increased due to the addition of the two new operating subsidiaries offset by reductions in corporate salaries and benefits costs.

Non cash compensation expenses of approximately $0.2 million in the Current Period are the result of the fair market value of common shares issued to the founding members of Innalogic by MSGI as part of the acquisition of a 51% membership in Innalogic.

Selling, general and administrative expenses of approximately $0.5 million in the Current Period increased by approximately $0.3 million or 150% over comparable expenses of $0.2 million in the Prior Period. The increase is due primarily to the addition of selling general and administrative costs associated with the two new operating subsidiaries as well as by increases in various corporate professional fees, offset by reductions in corporate insurance costs and corporate salaries and benefits.

The gain from termination of a lease of approximately $70,000 in the Current Period is the result of the early termination of the lease for an abandoned property. A final settlement payment of approximately $175,000 was paid in order to terminate the lease early against accrued costs of approximately $245,000.

The net provision for income taxes of $3,000 in the Current Period remained consistent with the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $0.7 million in the Current Period increased by approximately $0.4 million over comparable loss from continuing operations of $0.3 million in the Prior Period.

The minority interests in subsidiaries of approximately $0.1 million in the Current Period represents the minority holdings in FDA. There were no such minority interests to report in the Prior Period.

The loss from discontinued operations of $40,294 in the Current Period is the result of a settlement and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation (see Note 6). The gain from discontinued operations of approximately $416,000 in the Prior Period resulted from the telemarketing operations, which were sold in March 2004, as well as from reductions in certain loss reserves expensed in previous periods.

As a result of the above, net loss of approximately $0.8 million in the Current Period increased by approximately $0.9 million over comparable net income of approximately $0.1 million in the Prior Period.

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

Future minimum rental commitments under all non-cancelable leases as of September 30, 2004 are as follows:
                                                 Minimum Rent Expense

         2005                                           306,400
         2006                                           263,800
         2007                                           240,000
         2008                                           240,000
         2009                                           240,000
         Thereafter                                     260,000
                                                     ----------

                                                    $ 1,550,200

Debt: As a result of the sale of the operations of MKTG Teleservices in March 2004, the company no longer retains any short term borrowing facilities. The balance due at the closing of the sale transaction was paid in full at closing and the relationship with the credit provider was terminated.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At September 30, 2004, the Company had cash and cash equivalents of $1.2 million and a working capital of $0.9 million.

The Company recognized a net loss of approximately $0.8 million in the Current Period. Cash used in operating activities was approximately $1.3 million. Cash used in operating activities principally resulted from increases in accounts receivable, inventory as well as decreases in accounts payable and accrued liabilities. Cash used in operating activities in the Prior Period was $0.6 million. Cash provided by operating activities principally consists of a decrease in accrued liabilities.

In the Current Period, net cash of $0.1 million was used in investing activities consisting of purchases of property and equipment. In the Prior Period, no cash was used in or provided by investing activities.

In the Current Period, net cash of $0.3 million was provided by financing activities. Net cash provided by financing activities consisted primarily of proceeds from the issuance of Common Stock of $0.8 million offset by a repayment of a related party note payable of $0.5 million. In the Prior Period, net cash of $0.1 million was used in financing activities consisting of repayments of long-term debt and an increase in a related party receivable.

In the Current Period net cash of $0.1 million was used in discontinued operations, while approximately $0.1 million was provided by discontinued operations in the Prior Period.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the unregistered sale of Common Stock and of Series F Convertible Preferred Stock (see Notes 4 and 12). In addition, the Company's subsidiary, Innalogic, has begun to realize revenue during the quarter ended September 30, 2004. The Company expects that both FDA and Innalogic will realize positive earnings during the current fiscal year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 The Company believes that it does not have any material exposure to market risk associated with interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk, or other market risks.


Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company's Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of September 30, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II- OTHER INFORMATION


Item 1.  Legal Proceedings.

In May 2003, an action was filed in the State of California against a former subsidiary, MKTG Teleservices, Inc., by a former employee (Case No. BC 303297). The action alleged wrongful termination and harassment by a certain member of the former subsidiary's management. The action was settled in July 2004 and stipulations of dismissal with prejudice have been or will shortly be filed. A settlement payment in the amount of $35,000 by the Company has been recorded in the current quarter and is realized in gain / (loss) from discontinued operations. All legal fees pertaining to the matter have been realized in gain /
(loss) from discontinued operations.


Item 2.  Changes in Securities and Use of Proceeds.

In April 2004, the Company commenced a private placement offering (the "Stock Agreement") with certain strategic European investors to sell 250,000 unregistered shares of its common stock at a price of $8.00 per share. As of June 30, 2004, the Company had sold 225,000 shares. As of June 30, 2004, the Company had received gross proceeds of $1.2 million and has recorded a stock subscription receivable of $600,000 for stock subscriptions prior to June 30, 2004 for which payment was received in July 2004. Costs of $60,000 incurred relating to the placement have been offset against the proceeds and are reflected as a direct reduction of equity. The remaining 25,000 shares offered were sold in July 2004 for gross proceeds of $200,000.

Subject to the terms of the Stock Agreement entered into during the fiscal year ended June 2004, the Company committed to issue warrants for the purchase of up to 150,000 shares of the Company's common stock at a price of $12.00 per share. As of June 30, 2004, the Company had issued warrants for the purchase of 135,000 of the 150,000 shares offered. The remaining 25,000 warrants were issued in July 2004.

Item 6.  Exhibits

(a)      Exhibits

31.1       Rule 13a-14(a)/15d-14(a) Certification.
31.2       Rule 13a-14(a)/15d-14(a) Certification.
32.1       Section 1350 Certification.
32.2       Section 1350 Certification.
--------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         MEDIA SERVICES GROUP, INC.
                                        (Registrant)


Date:  November 15, 2004              By: /s/ J. Jeremy Barbera
                                          -----------------------------
                                          J. Jeremy Barbera
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                       By: /s/ Richard J. Mitchell III
                                          -----------------------------
                                          Richard J. Mitchell III
                                          Chief Accounting Officer
                                         (Principal Financial Officer)

                                                                    Exhibit 31.1
                                  CERTIFICATION

         I, J. Jeremy Barbera, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

Date:  November 15, 2004              By: /s/ J. Jeremy Barbera
                                          -----------------------------
                                          J. Jeremy Barbera
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                                                    Exhibit 31.2
                                  CERTIFICATION

         I,  Richard  J.  Mitchell  III,  certify,  pursuant  to 18 U.S.C.
ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

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

Dated:  November 15, 2004                      By: /s/ Richard J. Mitchell III
                                                  ----------------------------
                                                  Richard J. Mitchell III
                                                  Chief Accounting Officer
                                                 (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Media Services Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 15, 2004              By: /s/ J. Jeremy Barbera
                                          -----------------------------
                                          J. Jeremy Barbera
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Media Services Group, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 15, 2004           By:  /s/ Richard J. Mitchell III
                                         ---------------------------
                                         Richard J. Mitchell III
                                         Chief Accounting Officer
                                        (Principal Financial Officer)

This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.