Form 10-Q
period 2004-12-31
MEDIA SERVICES GROUP INC
filed 2005-02-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2004
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-16730
                          MSGI SECURITY SOLUTIONS, INC.
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
                                                           --------------

                           Media Services Group, Inc.
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                          Yes   __          No   X_
                              -----            ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of February 10, 2005 there were 1,865,939 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                DECEMBER 31, 2004



PART I - FINANCIAL INFORMATION                                                       Page
                                                                                     ----

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  December 31, 2004 (unaudited) and June 30, 2004                     3

                  Condensed Consolidated Statements of Operations for the
                  three and six months ended December 31, 2004 and 2003
                  (unaudited)                                                         4

                  Condensed Consolidated Statements of Cash Flows
                  for the six months ended December 31, 2004 and 2003
                  (unaudited)                                                         5

                  Notes to Condensed Consolidated Financial
                  Statements (unaudited) 6-11

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                               12-16

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.         17

       Item 4.    Controls and Procedures.                                            17

PART II- OTHER INFORMATION

       Item 1.    Legal Proceedings                                                   18

       Item 2.    Changes in Securities and Use of Proceeds                           18

       Item 6.    Exhibits                                                            18

       SIGNATURES                                                                     19


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements.
                          -----------------------------
                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              December 31, 2004              June 30, 2004
                                                                              -----------------              -------------
                                                                                 (Unaudited)                      (1)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                  $   4,755,759                 $   2,548,598
    Accounts receivable                                                              150,000                             -
    Stock subscription receivable                                                          -                       600,000
    Inventory                                                                        243,769                             -
    Other current assets                                                             197,289                       208,293
                                                                                   ---------                    ----------
        Total current assets                                                       5,346,817                     3,356,891
Investment                                                                         1,751,319                             -
Goodwill                                                                             490,000                       490,000
Intangible assets, net                                                               287,288                             -
Property and equipment, net                                                          139,806                         5,130
Note receivable                                                                      300,000                       300,000
Related party note receivable                                                      1,154,723                     1,120,013
Other assets                                                                          22,700                        15,700
                                                                                     -------                       -------
        Total assets                                                             $ 9,492,653                  $  5,287,734
                                                                                 ===========                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable-trade                                                          436,846                       381,722
     Accrued expenses and other current liabilities                                  542,383                       748,603
     Note payable - shareholder                                                            -                       500,000
     Net liabilities of discontinued operations                                            -                       130,742
                                                                                   ---------                     ---------
        Total current liabilities                                                    979,229                     1,761,067
Other liabilities                                                                    980,273                     1,070,570
                                                                                     -------                     ---------
        Total liabilities                                                          1,959,502                     2,831,637

Minority interest in subsidiary                                                            -                       255,517

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock - $.01 par value; 18,750 shares authorized;
          9,375 shares of Series F issued and outstanding (liquidation
          Preference $3,000.00)                                                           94                             -
      Common stock - $.01 par value; 9,375,000 shares authorized; 1,874,770 and
         1,530,093 shares issued; 1,865,939 and 1,521,262 shares outstanding as
         of December 31, 2004 and June 30, 2004, respectively                         18,747                        15,300
       Additional paid-in capital                                                229,811,334                   222,658,012
       Accumulated deficit                                                      (220,903,314)                 (219,079,022)
Less:  8,831 shares of common stock in treasury, at cost                          (1,393,710)                  (1,393,710)
                                                                                 -----------                  -----------
        Total stockholders' equity                                                 7,533,151                     2,200,580
                                                                                  ----------                    ----------
        Total liabilities and stockholders' equity                               $ 9,492,653                  $  5,287,734
                                                                                 ===========                  ============


(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2004.

See Notes to Condensed Consolidated Financial Statements.


                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                           DECEMBER 31, 2004 AND 2003
                                   (Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                  December 31,                   December 31,
                                                               -----------------             --------------------
                                                               2004           2003           2004           2003
                                                            -----------    -----------    -----------    -----------
Revenues                                                    $      --      $      --    $   150,000     $       --
Cost of goods sold                                                 --             --           32,454           --
                                                            -----------    -----------    -----------    -----------

Gross Profit                                                       --             --          117,546           --
                                                            -----------    -----------    -----------    -----------
Operating costs and expenses:
      Research and development                                   26,315           --           75,184           --
      Salaries and benefits                                     457,475         93,383        756,257        170,899
      Non cash compensation                                        --             --          235,886           --
      Selling, general and administrative                       642,457        411,789      1,115,410        612,200
      Depreciation and amortization                              16,180           --           20,922           --
      Gain on termination of lease                                 --             --          (70,300)          --
                                                            -----------    -----------    -----------    -----------
         Total operating costs and expenses                   1,142,427        505,172      2,133,359        783,099
                                                            -----------    -----------    -----------    -----------
Loss from operations                                         (1,142,427)      (505,172)    (2,015,813)      (783,099)
Other income (expense):
    Interest income (expense) and other, net                     10,754         20,458         12,108         15,169

Minority interests in subsidiaries                              115,672           --          255,517           --
                                                            -----------    -----------    -----------    -----------
Loss from continuing operations
   before provision for income taxes                         (1,016,001)      (484,714)    (1,748,188)      (767,930)
Provision for income taxes                                        3,000          3,000          6,000          6,000
                                                            -----------    -----------    -----------    -----------
Loss from continuing operations                              (1,019,001)      (487,714)    (1,754,188)      (773,930)

Discontinued operations:
     Gain (loss) from discontinued operations                   (29,809)       559,134        (70,104)       975,168
                                                            -----------    -----------    -----------    -----------

     Net income (loss)                                       (1,048,810)        71,420     (1,824,292)       201,238
                                                            -----------    -----------    -----------    -----------

    Gain on redemption of preferred stock of
      discontinued subsidiary                                      --          280,946           --          280,946
                                                            -----------    -----------    -----------    -----------

    Net income (loss) attributable to
      common stockholders                                   $(1,048,810)   $   352,366   $ (1,824,292)     $ 482,184
                                                            ===========    ===========    ===========    ===========

Basic earnings (loss) per share:
  Continuing operations                                     $     (0.63)   $     (0.45)   $     (1.11)   $     (0.71)
  Discontinued operations                                         (0.02)          0.77          (0.04)          1.15
                                                            -----------    -----------    -----------    -----------
  Basic earnings (loss) per share                           $     (0.65)   $      0.32    $     (1.15)   $      0.44
                                                            ===========    ===========    ===========    ===========

Weighted average common shares outstanding- basic             1,617,199      1,092,367      1,592,600      1,092,367
                                                            ===========    ===========    ===========    ===========

Diluted earnings (loss) per share:
  Continuing operations                                     $     (0.63)   $     (0.37)   $     (1.11)   $     (0.60)
  Discontinued operations                                         (0.02)          0.64          (0.04)          0.98
                                                            -----------    -----------    -----------    -----------
  Diluted earnings (loss) per share                         $     (0.65)   $      0.27    $     (1.15)   $      0.38
                                                            ===========    ===========    ===========    ===========

Weighted average common shares outstanding- diluted           1,617,199      1,300,827      1,592,600      1,289,269
                                                            ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

                                                                                   2004           2003
                                                                               -----------    -----------

Operating activities:
    Net income (loss)                                                          $(1,824,292)   $   201,238
     (Gain)/loss from discontinued operations                                       70,104       (975,168)
                                                                               -----------    -----------
      Loss from continuing operations                                           (1,754,188)      (773,930)

    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                                20,922           --
        Non cash compensation                                                      235,886           --
        Gain from termination of lease                                             (70,300)          --
        Minority interest in subsidiary                                           (255,517)          --
    Changes in assets and liabilities:
        Accounts receivable                                                       (150,000)          --
        Inventory                                                                 (243,769)          --
        Other current assets                                                       (40,398)        94,813
        Other assets                                                                (7,000)          --
        Accounts payable - trade                                                    55,124        (56,479)
        Accrued expenses and other liabilities                                    (226,217)    (1,091,789)
                                                                               -----------    -----------
           Net cash used in operating activities                                (2,435,457)    (1,827,385)
                                                                               -----------    -----------
Investing activities:
        Purchase of investment                                                  (1,751,319)          --
        Purchases of property and equipment                                       (155,598)          --
                                                                               -----------    -----------

            Net cash used in investing activities                               (1,906,917)          --

Financing activities:
   Proceeds from issuance of preferred shares, net of issuance costs             2,746,819           --
   Proceeds from issuance of common stock, net of issuance costs                 3,818,272           --
   Proceeds from exercise of stock options                                         720,000           --
   Increase in related party note receivable                                       (34,710)       (34,711)
   Repayment of related party note payable                                        (500,000)          --
   Repayments of long-term debt                                                       --         (150,093)
                                                                               -----------    -----------
        Net cash provided by (used in) financing activities                      6,750,381       (184,804)
                                                                               -----------    -----------

    Net cash from (used in) discontinued operations                               (200,846)     1,384,854
                                                                               -----------    -----------
    Net increase (decrease) in cash and cash equivalents                         2,207,161       (627,335)
    Cash and cash equivalents at beginning of period                             2,548,598        660,742
                                                                               -----------    -----------
    Cash and cash equivalents at end of period                                 $ 4,755,759    $    33,407
                                                                               ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. (formerly known as Media Services Group, Inc.) and its Subsidiaries, Future Developments America, Inc ("FDA") and Innalogic, LLC ("Innalogic") (in combination "MSGI" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K, as amended, for the fiscal year ended June 30, 2004 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the six-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

On February 7, 2005, the Company held its Annual Meeting for the fiscal year ended June 30, 2004. At this meeting, shareholders approved, by proxy vote, the change of name for the Company to MSGI Security Solutions, Inc. The name change became effective on February 9, 2005.

Liquidity:
The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand and funds available from its remaining operations should be adequate to finance its operations and capital expenditure requirements for the next twelve months. As explained in Note 6, the Company recently sold off substantially all the assets relating to its telemarketing and teleservices operations held by certain of its wholly owned subsidiary, MKTG Teleservices, Inc. As explained in Notes 4 and 13, the Company has recently engaged in the private placement sale of shares of both Common Stock and Series F Convertible Preferred Stock which have raised significant working capital. The Company has also most recently acquired holdings in two operating entities, FDA (51%) and Innalogic (51%), both of which are forecasted to result in revenues in future periods. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. The Company believes, based on expected performance as well as the reduced corporate overhead, that its recently acquired operations should generate sufficient future cash flow to fund operations. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Research and Development Costs:
The Company recognizes research and development costs associated with product development in its Future Developments America, Inc subsidiary. All research and development costs are expensed in the period incurred. Such expense was $75,184 for the period ended December 31, 2004. There was no such expense in the same period in the previous year.

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

Stock Based Compensation:
The accompanying financial position and results of operations for the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, the number of shares and the exercise price of the award are fixed and the fair value of the Company's stock, as of the grant date, is equal to or less than the amount an employee must pay to acquire the stock.

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

In accordance with FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation is as follows:


                                                 Three months ended December 31, Six months ended December 31,
                                                       2004           2003              2004          2003
                                                  ------------    -----------   ---------------   -----------
Net income (loss) available to common
  stockholders as reported                        $ (1,048,810)   $   352,367   $    (1,824,290)  $   482,184
Stock based-compensation recorded                         --             --                --            --
                                                  ------------    -----------   ---------------   -----------
Subtotal                                            (1,048,810)       352,367        (1,824,290)      482,184
Stock-based compensation recorded under
  SFAS 123                                              29,654           --              59,149          --
                                                  ------------    -----------   ---------------   -----------

Pro forma net income (loss) available
 to common stockholders                           $ (1,078,464)   $   352,367   $ ( 1,883,439)    $   482,184
                                                  ============    ===========   ===============   ===========

Earnings (loss) per share:
Basic earnings (loss) per share - as reported     $      (0.65)   $      0.32   $         (1.15)  $      0.44
                                                  ============    ===========   ===============   ===========
Basic earnings (loss) per share - pro forma       $      (0.67)   $      0.32   $         (1.18)  $      0.44
                                                  ============    ===========   ===============   ===========

Diluted earnings (loss) per share - as reported   $      (0.65)   $      0.27   $         (1.15)  $      0.38
                                                  ============    ===========   ===============   ===========
Diluted earning (loss) per share - pro forma      $      (0.67)   $      0.27   $         (1.18)  $      0.38
                                                  ============    ===========   ===============   ===========

The Company has granted 1,250 options to employees during the six months ended December 31, 2004. These options were granted at an exercise price equal to the market price on date of grant, do not begin to vest until July 2005 and vest ratably over a three year period. No options were granted during the period ended December 31, 2003. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Pro forma compensation cost for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option is fully vested. The following assumptions were used for grants for the period ended December 31, 2004, based on the date of grants:

                                                         December 31 ,2004
  Risk -free interest rate                                      4.00%
  Expected option life                                Vesting life + four years
  Dividend yield                                                None
       Volatility                                               158%


Recent Accounting Pronouncements:

SFAS 123(R): Share-Based Payment
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment". This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting that ends after June 15, 2005. This Statement will be effective for the Company's Annual report for the period ended June 30, 2005. Management believes it will have an impact due to the Company's use of options as employee incentives, but has not yet determined the impact."

FASB 151: Inventory Costs
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or "spoilage". This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for the fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of issuance of this Statement. Management believes that this Statement will have no impact on the financial statements of the Company once adopted.

3. EARNINGS PER SHARE

Common share equivalents included in weighted average shares outstanding-diluted for the quarters ending December 31, 2004 and 2003:

                                                                        2004                       2003
                                                            Three Months   Six Months   Three Months  Six Months

Weighted average common shares outstanding - basic           1,617,199     1,592,600    1,092,367     1,092,367
Common stock equivalents for options and warrants                 --            --        208,460       196,902
                                                                           ---------    ---------     ---------
Weighted average common shares outstanding- diluted          1,617,199     1,592,600    1,300,827     1,289,269
                                                             =========     =========    =========     =========

Stock options and warrants in the amount of 471,652 shares and preferred stock convertible into 230,769 shares of common stock were not included in the computation of diluted earnings per share, as they are anti-dilutive as a result of net losses for the quarter ended December 31, 2004.

4. EQUITY TRANSACTIONS

On November 10, 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,375 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 115,382 shares of common stock for gross proceeds of $3 million. The preferred stock is convertible in shares of common stock, at any time at the option of the holder, at a conversion rate of $13.00 per share. The holders of Series F Preferred Stock are entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock. In the event of liquidation, holders of this stock are entitled to receive the stated value plus the amount of any accrued and unpaid dividends at that date. Preferred stockholders are entitled to common stockholder voting rights in an amount equal to the common stock equivalent of the preferred shares as if converted. The warrants are exercisable for a period of five years at an exercise price of $16.25 per share. Placement fees and expenses associated with the issuance of the Series F Preferred Stock were approximately $253,200. In addition, the Company issued warrants to placement agents to acquire 13,846 shares of common stock, at an exercise price of $13.00, exercisable for a period of five years.

On December 30, 2004 the Company entered into a private placement offering to certain strategic investors for the sale of 209,677 shares of the Company's common stock at a price of $15.50 per share for gross proceeds of $3.25 million. In connection with the offering, the Company issued warrants to purchase 104,843 shares of common stock at an exercise price per share of $16.50, exercisable for a five-year period. The investors have "piggyback" registration rights with respect to the shares of common stock and the common stock issuable upon the exercise of the warrants. Placement fees and expenses associated with this offering were approximately $215,700. In addition, the Company issued warrants to placement agents to acquire 12,581 shares of common stock, at an exercise price of $15.50, exercisable for a period of five years.

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

5.  INVESTMENTS

On December 1, 2004, the Company entered into a Subscription Agreement with Excelsa S.p.A. ("Excelsa"), a corporation organized under the laws of the Republic of Italy, to acquire 66,632 shares of common stock of Excelsa, par value of 1.0 Euro per share, representing 4.5% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. MSGI acquired the Common Stock for an aggregate purchase price of $1,751,319, including approximately $84,000 of acquisition costs. This investment is accounted for under the cost method.

6. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc., a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended December 31, 2003 related to the above mentioned operations has been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations. Loss from discontinued operations of approximately $70,000 during the periodended December 31, 2004 are the result of trailing legal fees associated with certain legal settlements pertaining to the discontinued operation (see Note 10).

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


8. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of Innalogic (Note 7), intangible assets totaling $287,288 were acquired. The Company is awaiting the results of a formal valuation of Innalogic in order to specifically identify the intangible assets and determine the related lives. As such, no amortization expense has been recorded during the period ended December 31, 2004. The Company estimates that the effect of not recording amortization during this period does not have a material effect on the financial results for the periods ended December 31, 2004.

9. GAIN ON TERMINATION OF LEASE

In July 2004, the Company successfully negotiated an early termination of a lease for a certain abandoned property. The agreement resulted in a gain on early termination of approximately $70,000 in the period ended December 31, 2004.


10. CONTINGENCIES AND LITIGATION

In May 2003, an action was filed in the State of California against a former subsidiary, MKTG Teleservices, Inc., by a former employee (Case No. BC 303297). The action alleged wrongful termination and harassment by a certain member of the former subsidiary's management. The action was settled in July 2004 and stipulations of dismissal with prejudice have been filed. A settlement payment in the amount of $35,000 by the Company has been recorded in the quarter ended September 30, 2004 and is realized in gain / (loss) from discontinued operations. All legal fees pertaining to the matter have been realized in gain /
(loss) from discontinued operations. On October 21, 2004, the Company announced that it has received a letter of deficiency and request for review from the Nasdaq Stock Market regarding its reported stockholders' equity of $2,200,580 reported on its Annual Report on Form 10-K for the year ended June 30, 2004. Nasdaq Marketplace Rule 4310 (C)(2)(b) requires that the Company have a minimum of $2.5 million in stockholders equity or $35.0 million in market value of listed securities or $0.5 million of net income from continuing operations. In November 2004, the Company provided a plan to the Nasdaq Stock Market indicating how it expected to correct the approximately $300,000 deficiency. The Company subsequently corrected the deficiency through the private placement of Series F Convertible Preferred Stock raising initial gross proceeds of $3.0 million (see
Note 4). The Company is in compliance with the stockholders' equity requirement, based upon the private placement transaction. Nasdaq will continue to monitor the Company's ongoing compliance with regard to stockholders' equity.
As of December 31, 2004, there are no other material legal actions known to management that are pending to which the Company is a party.

11. SUBSEQUENT EVENTS

On January 3, 2005, the Company entered into an additional Subscription Agreement with Excelsa S.p.A. ("Excelsa"), a corporation organized under the laws of the Republic of Italy, to acquire an additional 135,381 shares of common stock of Excelsa, par value of 1.0 Euro per share, for a purchase price of approximately $2.0 million dollars, representing 8.4% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. The shares acquired, in the aggregate with the original shares acquired in December 2004 (Note 5), represent 12.5% of the issued and outstanding shares of Common Stock of Excelsa on a fully diluted basis. Excelsa has represented to the Company that it will not solicit, initiate, consider, encourage or accept any other proposals or offers from any person relating to any acquisition or purchase of all or any portion of the capital stock or assets of Excelsa or any of its subsidiaries nor will it enter into any merger, consolidation, business combination, recapitalization, reorganization or other extraordinary business transaction involving or related to Excelsa or any of its subsidiaries for the period from the date of execution of the subscription agreement through December 31, 2005.

In February 2005, the Company, through its Innalogic subsidiary, completed the second portion of a sale to the United States Department of Homeland Security (the "DHS"), in the amount of approximately $341,000. The remaining requisitioned systems were completed and shipped on February 11, 2005 and have been invoiced in full.

On February 7, 2005, the Company held its Annual Meeting of shareholders. At this meeting, a vote was successfully passed approving an amendment to the Company's Restated and Amended Articles of Incorporation which authorized the proposed name change to MSGI Security Solutions, Inc.

On February 8, 2004, the Company announced that its Board of Directors approved a motion to forward split the common shares of the Company on a two-for-one basis. Each share of the Company's common stock will receive one additional share of common stock on the effective date. The effective date of the forward split is expected to be determined upon approval from Nasdaq.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; direct marketing and other industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and six-month periods ended December 31, 2004 and 2003. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2004.

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

FDA recognized no revenues during the period ended December 31, 2004.

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

Intangible assets of approximately $287,000 were acquired during the period ended December 31, 2004 in connection with the acquisition of Innalogic. The Company is awaiting the results of the formal valuation of Innalogic in order to specifically identify the intangible assets and determine the related lives. As such, no amortization expense has been recorded during the period ended December 31, 2004.

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

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance, abandoned lease reserves and the allowance for doubtful accounts. Actual results could differ from those estimates.

Recent Accounting Pronouncements:
In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or "spoilage". This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for the fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of issuance of this Statement. Management believes that this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment". This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. SFAS 123(R) is effective as of the first interim or annual reporting that ends after June 15, 2005. This Statement will be effective for the Company's Annual report for the period ended June 30, 2005. The Company is currently evaluating this pronouncement regarding the potential impact on the Company's results of operations.

Contingencies and Litigation:

On October 21, 2004, the Company announced that it has received a letter of deficiency and request for review from the Nasdaq Stock Market regarding its reported stockholders' equity of $2,200,580 reported on its Annual Report on Form 10-K for the year ended June 30, 2004. Nasdaq Marketplace Rule 4310
(C)(2)(b) requires that the Company have a minimum of $2.5 million in stockholders equity or $35.0 million in market value of listed securities or $0.5 million of net income from continuing operations. In November 2004, the Company provided a plan to the Nasdaq Stock Market indicating how it expected to correct the approximately $300,000 deficiency. The Company subsequently corrected the deficiency through the private placement of Series F Convertible Preferred Stock raising initial gross proceeds of approximately $3.0 million (see Note 4). The Company is in compliance with the stockholders' equity requirement, based upon the private placement transaction. Nasdaq will continue to monitor the Company's ongoing compliance with regard to stockholders' equity.

Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, to SD&A Teleservices, Inc., a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the period ended December 31, 2003 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

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

Results of Operations for the Three Months Ended December 31, 2004, Compared to
-------------------------------------------------------------------------------
the Three Months Ended December 31, 2003.
-----------------------------------------

The Company reported no revenue for the three months ended December 31, 2004 (the "Current Period") compared to no revenue during the three months ended December 31, 2003 (the "Prior Period"). Revenue is currently limited due to the fact that the Company has undertaken new operations and revenue from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The Company had research and development costs of approximately $26,000 in the Current Period with no comparable expense in the Prior Period. The research and development costs related to the new operating subsidiaries which did not exist in the Prior Period.

Salaries and benefits of approximately $0.5 million in the Current Period increased by approximately $0.4 million or 400% over salaries and benefits of approximately $0.1 million in the Prior Period. Salaries and benefits increased due to the addition of the two new operating subsidiaries offset by reductions in corporate salaries and benefits costs.

Selling, general and administrative expenses of approximately $0.6 million in the Current Period increased by approximately $0.2 million or 50% over comparable expenses of $0.4 million in the Prior Period. The increase is due primarily to the addition of selling general and administrative costs associated with the two new operating subsidiaries as well as by increases in various corporate professional fees, offset by reductions in corporate insurance costs and corporate office related expenses.

Depreciation and amortization expenses of approximately $16,000 in the Current Period increased over comparable expenses totaling $0 in the Prior Period. The increase in expenses is due primarily to the fact that the Company has undertaken new operations and new fixed assets have been obtained. Comparable expenses from all previously owned and operated businesses have been divested and are no longer reported as current operations.

Other income of approximately $11,000 in the Current Period decreased by approximately $9,000 or 45% from other income of approximately $20,000 in the Prior Period. The decrease is due primarily to a reduction in interest earned on cash balances and equivalents.

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

The minority interests in subsidiaries of approximately $116,000 in the Current Period represent the minority holdings in FDA, which losses are limited to their equity investment. There were no such minority interests to report in the Prior Period.

As a result of the above, loss from continuing operations of approximately $1.0 million in the Current Period increased by approximately $0.5 million over comparable loss from continuing operations of $0.5 million in the Prior
Period.

The loss from discontinued operations of approximately $30,000 in the Current Period is the result of trailing consulting expenses and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation (see Notes 6 and 10). The gain from discontinued operations of approximately $559,000 in the Prior Period resulted from the telemarketing operations, which were sold in March 2004.

As a result of the above, net loss of approximately $1.1 million in the Current Period increased by approximately $1.2 million over comparable net income of approximately $0.1 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2004, Compared to
-----------------------------------------------------------------------------
the Six Months Ended December 31, 2003.
---------------------------------------

The Company had revenue of approximately $0.1 million for the six months ended December 31, 2004 (the "Current Period") compared to no revenue during the six months ended December 31, 2003 (the "Prior Period"). Revenue increased due to the fact that the Company has undertaken new operations and revenue from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The company reported cost of goods sold of approximately $32,000 in the Current Period in with no comparable expense in the Prior Period.

The Company had research and development costs of approximately $75,000 in the Current Period with no comparable expense in the Prior Period. The research and development costs related to the new operating subsidiaries which did not exist in the Prior Period.

Salaries and benefits of approximately $0.8 million in the Current Period increased by approximately $0.6 million or 300% over salaries and benefits of approximately $0.2 million in the Prior Period. Salaries and benefits increased due to the addition of the two new operating subsidiaries offset by reductions in corporate salaries and benefits costs.

Non cash compensation expenses of approximately $0.2 million in the Current Period are the result of the fair market value of common shares issued to the founding members of Innalogic by MSGI as part of the acquisition of a 51% membership in Innalogic.

Selling, general and administrative expenses of approximately $1.1 million in the Current Period increased by approximately $0.5 million or 83% over comparable expenses of $0.6 million in the Prior Period. The increase is due primarily to the addition of selling general and administrative costs associated with the two new operating subsidiaries as well as by increases in various corporate professional fees, offset by reductions in corporate insurance costs and corporate office related expenses.

Depreciation and amortization expenses of approximately $21,000 in the Current Period increased over comparable expenses totaling $0 in the Prior Period. The increase in expenses is due primarily to the fact that the Company has undertaken new operations and new fixed assets have been obtained. Comparable expenses from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The gain from termination of a lease of approximately $70,000 in the Current Period is the result of the early termination of the lease for an abandoned property. A final settlement payment of approximately $175,000 was paid in order to terminate the lease early against accrued costs of approximately $245,000.

The net provision for income taxes of $6,000 in the Current Period remained consistent with the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

The minority interests in subsidiaries of approximately $0.3 million in the Current Period represents the minority holdings in FDA, which losses are limited to their equity investment. There were no such minority interests to report in the Prior Period.

As a result of the above, loss from continuing operations of approximately $1.8 million in the Current Period increased by approximately $1.0 million over comparable loss from continuing operations of $0.8 million in the Prior Period.



The loss from discontinued operations of approximately $70,000 in the Current Period is the result of trailing consulting expenses and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation (see Notes 6 and 10). The gain from discontinued operations of approximately $1.0 million in the Prior Period resulted from the telemarketing operations, which were sold in March 2004, as well as from reductions in certain loss reserves expensed in previous periods.

As a result of the above, net loss of approximately $1.8 million in the Current Period increased by approximately $2.0 million over comparable net income of approximately $0.2 million in the Prior Period.


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

Future minimum rental commitments under all non-cancelable leases as of December 31, 2004 are as follows:
                                                  Minimum Rent Expense

             2005                                       195,210
             2006                                       256,200
             2007                                       240,000
             2008                                       240,000
             2009                                       240,000
         Thereafter                                     260,000
                                                     ----------
                                                     $ 1,431,410

The Company has accrued for approximately $1.2 million of the approximately $1.4 million in liabilities for minimum rental expenses as a result of an abandoned lease property.

Debt: As a result of the sale of the operations of MKTG Teleservices in March 2004, the company no longer retains any short term borrowing facilities. The balance due at the closing of the sale transaction was paid in full at closing and the relationship with the credit provider was terminated.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At December 31, 2004, the Company had cash and cash equivalents of approximately $4.8 million and a working capital of approximately $4.4 million.

The Company recognized a net loss of approximately $1.8 million in the Current Period. Cash used in operating activities was approximately $2.4 million. Cash used in operating activities principally resulted from increases in accounts receivable and inventory as well as decreases in accrued liabilities offset by increases in accounts payable and other liabilities. Cash used in operating activities in the Prior Period was $1.8 million.

In the Current Period, net cash of $1.9 million was used in investing activities consisting of an investment in a subsidiary which was booked on a cost basis and purchases of property and equipment. In the Prior Period, no cash was used in or provided by investing activities.

In the Current Period, net cash of $6.8 million was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds from the issuance of Common Stock of $3.8 million, net proceeds from the issuance of Preferred Shares of approximately $2.7 million and proceeds from the exercise of stock options of approximately $0.7 million offset by the repayment of a related party note payable of $0.5 million. In the Prior Period, net cash of $0.2 million was used in financing activities consisting of repayments of long-term debt and an increase in a related party receivable.

In the Current Period net cash of approximately $0.2 million was used by discontinued operations, while approximately $1.3 million was provided by discontinued operations in the Prior Period.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the unregistered sale of Common Stock, the sale of Series F Convertible Preferred Stock (Note 4) and the exercise of certain stock options. In addition, the Company's subsidiary, Innalogic, has begun to realize revenue during the period ended December 31, 2004. The Company expects that both FDA and Innalogic will realize positive earnings during the current fiscal year.

In February, 2005 the Company, through its Innalogic subsidiary, completed the second portion of a sale to the United States Department of Homeland Security (the "DHS"), in the amount of approximately $341,000. The remaining requisitioned systems were completed and shipped on February 11, 2005 and have been invoiced in full. This revenue will be realized in the quarter ended March 31, 2005 and completes the order that was partially shipped in the quarter ended September 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

 The Company believes that it does not have any material exposure to market risk associated with interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk, or other market risks.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company's Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the

Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. There were no changes in the Company's internal control over financial reporting that occurred during the period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II- OTHER INFORMATION


Item 1.  Legal Proceedings.

In May 2003, an action was filed in the State of California against a former subsidiary, MKTG Teleservices, Inc., by a former employee (Case No. BC 303297). The action alleged wrongful termination and harassment by a certain member of the former subsidiary's management. The action was settled in July 2004 and stipulations of dismissal with prejudice have been filed. A settlement payment in the amount of $35,000 by the Company has been recorded in the quarter ended September 30, 2004 and is realized in gain / (loss) from discontinued operations. All legal fees pertaining to the matter have been realized in gain /
(loss) from discontinued operations.


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

In November 2004, the Company entered into and closed on definitive agreements with certain strategic investors for placement of 9,375 shares of the Series F Convertible Preferred Stock for gross proceeds of approximately $3 million. On an as converted basis, this equates to approximately 230,769 shares of Common Stock at a conversion price of $13.00 per share. In connection with the issuance of the preferred stock, warrants were issued to purchase 115,385 shares of Common stock at an exercise price of $16.25 per share. Each share of Series F Convertible Preferred Stock will be convertible at any time at the option of the holder into 24.61538 shares of Common Stock. The holders of Series F Preferred Stock are entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock. In the event of liquidation, holders of this stock are entitled to receive the stated value plus the amount of any accrued and unpaid dividends at that date. Preferred stockholders are entitled to common stockholder voting rights in an amount equal to the common stock equivalent of the preferred shares as if converted. As compensation for their services as placement agents in the offering, the placement agents received cash fees of $180,000 plus five-year warrants substantially identical to those received by the investors to purchase approximately 13,845 shares of Common Stock at an exercise price per share equal to $13.00.


On December 30, 2004 the Company conducted a closing on the sale to certain strategic investors for the purchase of 209,677 shares of the Company's Common Stock at $15.50 per share generating gross proceeds of $3.25 million. In connection with the offering, five-year warrants were issued to the investors to purchase 104,839 shares of Common Stock at an exercise price per share of $16.50. The investors have "piggyback" registration rights with respect to the shares of Common Stock and the Common Stock issuable upon the exercise of the warrants. As compensation for their services as placement agents in the offering, the placement agents received cash fees of $195,000 plus five-year warrants substantially identical to those received by the investors to purchase approximately 12,581 shares of Common Stock at an exercise price per share equal to $15.50.


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

                          MSGI SECURITY SOLUTIONS, INC.
                                  (Registrant)


Date:  February 14, 2005          By: /s/ J. Jeremy Barbera
                                      ------------------------------------------
                                      J. Jeremy Barbera
                                      Chairman of the Board and Chief
                                      Executive Officer
                                     (Principal Executive Officer)

                                  By: /s/ Richard J. Mitchell III
                                      ------------------------------------------
                                      Richard J. Mitchell III
                                      Chief Accounting Officer
                                     (Principal Financial Officer)

                                                                    Exhibit 31.1
                                  CERTIFICATION

     I, J. Jeremy Barbera, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of MSGI Security Solutions, Inc.;

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

Dated:  February 14, 2005          By: /s/ J. Jeremy Barbera
                                      ------------------------------------------
                                      J. Jeremy Barbera
                                      Chairman of the Board and Chief
                                      Executive Officer
                                      (Principal Executive Officer)

                                                                    Exhibit 31.2
                                  CERTIFICATION

     I, Richard J. Mitchell III, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 302 of the Sarbanes-Oxley Act of 2002, that:

         (1) I have reviewed this quarterly report on Form 10-Q of MSGI Security Solutions, Inc.;

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

Dated:  February 14, 2005              By: /s/ Richard J. Mitchell III
                                          -----------------------------------
                                          Richard J. Mitchell III
                                          Chief Accounting Officer
                                         (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 14, 2005               By:  /s/ J. Jeremy Barbera
                                             -----------------------------------
                                             J. Jeremy Barbera
                                             Chairman of the Board and Chief
                                             Executive Officer
                                            (Principal Executive Officer)

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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  February 14, 2005                  By:  /s/ Richard J. Mitchell III
                                                --------------------------------
                                                Richard J. Mitchell III
                                                Chief Accounting Officer
                                                (Principal Financial Officer)

This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.