Form 10-K/A
period 2004-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2005-04-22
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                   Amendment 2
            [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
 For the transition period from ______________________ to_______________________
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
                                                             --------------

                           Media Services Group, Inc.
     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




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

Introduction
------------


MSGI Security Solutions, Inc. is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 in response to a letter of review provided by the Securities and Exchange Commission dated March 30, 2005. The Securities and Exchange Commission has requested further and more detailed disclosures in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, Capital Resources and Liquidity, Item 9(a) - Controls and Procedures as well as a revision to the Consolidated Statements of Cash Flows for the years ended June 30, 2004, 2003 and 2002. This form 10-K/A continues to speak as of the date of the original filing of the Form 10-K. The corrections made have no effect to the Consolidated Financial Statements and there is no restating of any previously reported financial results as of June 30, 2004.


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

As of June 30, 2004, there were no revenue generating operations remaining within MSGI Security Solutions, Inc. as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc. Future Developments America, Inc., the sole subsidiary of MSGI as of June 30, 2004, is a new and emerging business and, as such, has generated no revenues as of June 30, 2004. Revenues will be generated by and reported for the operations of FDA in subsequent reporting periods.

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

Results of Operations Fiscal 2004 Compared to Fiscal 2003
---------------------------------------------------------
As of the year ended June 30, 2004 (the "Current Period"), there were no revenue generating operations remaining within MSGI Security Solutions, Inc. as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc. Future Developments America, Inc., the sole subsidiary of MSGI as of June 30, 2004, is a new and emerging business and, as such, has generated no revenues as of June 30, 2004. Revenues are expected be generated by and reported for the operations of Future Developments America, Inc. in subsequent reporting periods. All revenues generated by previously owned subsidiaries during the fiscal year ended June 30, 2003, (the "Prior Period"), have been reclassified to a single line presentation of Gain or Loss from Discontinued Operations on the Consolidated Statement of Operations.

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

The Company realized a loss from continuing operations of $2.1 million in the Current Period. Cash used in operating activities from continuing operations was approximately $2.6 million. Net cash used in operating activities principally resulted from the loss from continuing operations of $2.1 million in addition to reduction in accrued liabilities offset by an increase trade accounts payable and a reduction in other current assets in the Current Period. The reduction in accrued liabilities was primarily the result of reductions in accruals related to the discontinued entity WiredEmpire, Inc. of approximately $750,000 as well as a reduction in accruals for rent on an abandoned property of approximately $393,000. The reduction in accruals for WiredEmpire, Inc. was the result of final settlements of particular lawsuits outstanding against WiredEmpire, Inc. and MSGI Security Solutions, Inc. The reduction in accruals for rent on the abandonded property was the result of payments made to the former landlord. The reduction in other current assets was the primarily result of a reduction in prepaid insurances of approximately $181,000. The Company realized income from continuing operations of $2.9 million in the Prior Period. Cash used in operating activities from continuing operations was approximately $4.4 million. Net cash used in operating activities principally resulted from the income from continuing operations of $2.9 million offset by a decrease in trade accounts payable, a decrease in accrued expenses and other liabilities and other non-cash item adjustments in the Prior Period. The decrease in the year end balance of trade accounts payable of approximately

$459,000 was due primarily to the payments of various legal and consulting fees which were included in trade accounts payable at year end June 30, 2002. The decrease in accrued expenses and other liabilities of approximately $3.3 million was primarily the result of reductions in accruals for salaries & fringe benefits, vacation, severance compensation audit and tax fees, rents income taxes payable, and fees due to FirstStream. A non-cash adjustment to income from continuing operations of approximately $3.9 million relates to the gain on termination of a certain property lease.

In the Current Period, net cash of $2.4 million was provided by investing activities consisting of net proceeds from the sale of the MKTG Teleservices, Inc. operations, net of fees, offset by an increase in purchases of property and equipment. In the Prior Period, net cash of $13.4 million was provided from investing activities consisting primarily of $78.6 million from proceeds from the sale of the Northeast operations as well as a decrease in restricted cash.

In the Current Period, net cash of $1.4 million was provided by financing activities. Net cash provided by financing activities consisted primarily of proceeds from the sale of common stock and proceeds from a related party note payable offset by repayments of long term debt. In the Prior Period, net cash of $12.0 million was used in financing activities. Net cash used in financing activities consisted of $4.8 million repayments of debt and capital leases, redemption of a portion of preferred stock of $6.0 million and repayment of proceeds from credit facilities of $1.2 million.

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

On October 13, 2004, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), informed us and our Audit Committee of the

                                                                              12
Board of Directors that in connection with their review of our financial results for the fiscal year ended June 30, 2004, AP&M had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). AP&M noted a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impracticable to achieve an optimum separation of duties, especially with the Company's continued growth and the increased demands of public reporting information. The impact of the above condition was relevant to the current period only and did not affect the results of this period or any prior periods.

The condition of insufficient resources and insufficient monitoring and oversight, as noted by AP&M, remains as of the year ended June 30, 2004. It is the Company's intention to increase the staffing levels of the accounting department as the rebuilding efforts currently undertaken continue and the demands on the accounting staff increase.

Conclusions. Based upon the Controls Evaluation, our CEO and principal financial officer have each concluded that, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer, particularly during the periods when our periodic reports are being prepared and as of the fiscal reporting period ended June 30, 2004. Our CEO and principal financial officer also concluded that our Disclosure Controls are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MSGI SECURITY SOLUTIONS, INC.
                                                   (Registrant)

                                 By: /s/ J. Jeremy Barbera
                                       ---------------------
                                       J. Jeremy Barbera
                                       Chairman of the Board and
                                       Chief Executive Officer
                                 By: /s/ Richard J. Mitchell III
                                       ---------------------
                                       Richard J. Mitchell III
                                       Chief Accounting Officer
                                       and Principle Financial Officer
Date:  April 22, 2005

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



Signature                              Title                                              Date
------------------------------         -------------------------------------------        --------------------

/s/  J. Jeremy Barbers
-------------------------------        Chairman of the Board and Chief Executive          April 22, 2005
J. Jeremy Barbera                      Officer (Principal Executive Officer)


/s/  John T. Gerlach                   Director                                           April 22, 2005
-------------------------------
John T. Gerlach

/s/ Seymour Jones                      Director                                           April 22, 2005
-------------------------------
Seymour Jones


/s/  David Stoller                     Director                                           April 22, 2005
-------------------------------
David Stoller


                  MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES



                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]





(1)FINANCIAL STATEMENTS:                                                Page
   ---------------------                                                ----
   Report of Independent Registered Public Accounting Firm              16-17

   Consolidated Balance Sheets as of June 30, 2004 and
       June 30, 2003                                                     18

   Consolidated Statements of Operations
       Years Ended June 30, 2004, 2003 and 2002                         19-20

   Consolidated Statement of Stockholders' Equity
       Years Ended June 30, 2004, 2003 and 2002                          21

   Consolidated Statements of Cash Flows
       Years Ended June 30, 2004, 2003and 2002                           22

   Notes to Consolidated Financial Statements                           23-38





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

                                             /s/ Amper, Politziner & Mattia P.C.
                                             -----------------------------------
                                                                October 12, 2004
                                                              Edison, New Jersey

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

                                             /s/ PRICEWATERHOUSECOOPERS LLC
                                             ------------------------------
New York, New York
September 26, 2002, except for the reclassification and presentation of the discontinued operations of the Northeast Operations and Grizzard, Inc., as discussed in Note 4, as to which the date is October 14, 2003 and for the reclassification and presentation of the discontinued operations of MKTG Teleservices, Inc., as discussed in Note 4, as to which the date is October 13, 2004

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


                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002



                                                                2004              2003            2002
                                                           -------------     -------------     -----------

Basic earnings (loss) per share:
Continuing operations                                      $       (1.56)    $       17.34     $ (14.89)
    Discontinued operations                                        (1.06)            (0.53)      (71.58)
    Cumulative effect of change in accounting principle             --               (5.19)           --
                                                           -------------     -------------     ---------
Basic earnings (loss) per share                            $       (2.62)    $       11.62     $ (86.47)
                                                           =============     =============   ===========

Diluted earnings (loss) per share:
Continuing operations                                      $       (1.56)    $       14.78     $ (14.89)
    Discontinued operations                                        (1.06)            (0.45)      (71.58)
    Cumulative effect of change in accounting principle             --               (4.43)           --
                                                           -------------     -------------     ---------
Diluted earnings (loss) per share                          $       (2.62)    $        9.90     $ (86.47)
                                                           =============     =============   ===========



Weighted average common shares outstanding - basic             1,157,892           977,086       764,360
                                                           =============     =============   ===========
Weighted average common shares outstanding - diluted           1,157,892         1,146,943       764,360
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

                   MEDIA SERVICES GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2004, 2003, AND 2002


                                                                       2004             2003             2002
                                                                   -----------     ------------     ------------

OPERATING ACTIVITIES:
    Net loss                                                       $(3,311,145)    $ (2,614,831)    $(65,683,137)
    Loss from discontinued operations                                1,223,727          516,534       54,710,887
    Cumulative effect of change in accounting principle                   --          5,075,000             --
                                                                   -----------     ------------     ------------
    Income (loss) from continuing operations                        (2,087,418)       2,976,703      (10,972,250)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Gain on termination of lease                                      --         (3,905,387)            --
        Depreciation                                                      --               --             41,092
        Minority interest in subsidiary                               (234,483)            --               --
        Consulting expense on option grants                            377,363             --               --
Changes in assets and liabilities:
        Other current assets                                           243,255          (53,121)        (236,390)
        Other assets                                                    (3,700)         311,629          (22,054)
        Trade accounts payable                                          93,091         (458,777)      (1,050,017)
        Accrued expenses and other liabilities                      (1,008,505)      (3,280,359)       4,806,288
                                                                   -----------     ------------     ------------

    Net cash used in operating activities                           (2,620,397)      (4,409,312)      (7,433,331)
                                                                   -----------     ------------     ------------

INVESTING ACTIVITIES:
            Purchases of property and equipment                         (5,130)            --               --
    Decrease (increase) in restricted cash                                --          4,945,874       (4,945,874)
    Proceeds from sale of Grizzard                                        --               --         78,609,258
    Proceeds from sale of Northeast Operations, net of fees               --          8,546,182             --
    Proceeds from sale of Teleservices, net of fees                  2,524,058             --               --
    Increase in related party note receivable                          (69,704)         (71,775)      (1,000,000)
                                                                   -----------     ------------     ------------

     Net cash provided by investing activities                       2,449,224       13,420,281       72,663,384
                                                                   -----------     ------------     ------------


FINANCING ACTIVITIES:
    Redemption of preferred stock                                         --         (6,021,840)      (5,000,000)
    Expenditures from private placement of preferred shares             29,785          (29,753)         (44,971)
    Expenditures from private placement of common shares               (84,000)            --               --
    Proceeds from issuance of common stock, net                      1,199,971             --               --
    Net (repayments on) proceeds from credit facilities                   --         (1,158,417)         462,329
    Proceeds from related party note payable                           500,000             --               --
    Repayment of related party notes payable                              --               --           (400,000)
    Repayments of long-term debt                                      (201,062)      (4,812,595)         (44,385)
                                                                   -----------     ------------     ------------

    Net cash provided by/(used in) financing activities              1,444,694      (12,022,605)      (5,027,027)
                                                                    ------------    ------------     ------------
Net cash from /(used in) discontinued operations                       614,335         (129,840)     (56,575,714)
                                                                   -----------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                 1,887,856       (3,141,476)       3,627,312
    Cash and cash equivalents at beginning of year                     660,742        3,802,218          174,906
                                                                   -----------     ------------     ------------

Cash and cash equivalents at end of year                           $ 2,548,598     $    660,742     $  3,802,218
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

The net liabilities of discontinued operations at June 30, 2004 for $130,742 consisted of the final adjustment payable on the sale of the telemarketing and teleservices division. The major components of net assets of discontinued operations and net liabilities of discontinued operations at June 30, 2003 were as follows:


      Assets:                                             Liabilities:

       Cash                             $   555,900        Accounts payable     $167,636
       Accounts receivable, net           1,816,546        Accrued liabilities   512,522
       Other current assets                  23,616        Line of Credit        261,385
                                                                               ---------
       Property, plant &equipment, net     747,530        Total liabilities    $941,543
       Intangible assets, net             2,297,220
       Other assets                          32,109
                                        -----------
      Total assets                       $5,472,921


5. OTHER CURRENT ASSETS

Other current assets as of June 30, 2004 and 2003 consist of the following:

                         2004        2003
                     --------    --------
Prepaid legal        $135,008    $130,951
Prepaid insurance      27,813     191,294
Other                  45,472     129,303
                     --------    --------
 Total                208,293    $451,548
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

                                                                    Exhibit 23.1



            Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-33174, No. 333-34822, No. 333-89973 and No.
333-122752) and Forms S-8 (No. 333-94603 and No. 333-82541) of Media Services
Group, Inc. and Subsidiaries (formerly MKTG Services, Inc.), of our report dated September 26, 2002, except for the reclassification and presentation of the discontinued operations of the Northeast Operations and Grizzard, Inc., as discussed in Note 4, as to which the date is October 14, 2003 and for the reclassification and presentation of the discontinued operations of MKTG Teleservices, Inc., as discussed in Note 4, as to which the date is October 13, 2004, relating to the consolidated financial statements and financial statement schedule which appears in this Annual Report on Form 10-K/A


/s/ PRICEWATERHOUSECOOPERS LLC
------------------------------
New York, New York
April 22, 2005

                                                                    Exhibit 23.2



            CONSENT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-122752, 333-33174, No. 333-34822 and No. 333-89973) and Forms
S-8 (No. 333-94603 and No. 333-82541) of Media Services Group, Inc. and Subsidiaries (formerly MKTG Services, Inc.), of our report dated October 11, 2004 relating to the consolidated financial statements as of June 30, 2004 and 2003 and for the two fiscal years then ended, which is included in this Form 10-K/A Filing.



/s/ Amper, Politziner & Mattia P.C.
-----------------------------------
April 22, 2005
Edison, New Jersey

                                                                    Exhibit 31.1

                                  CERTIFICATION


         I, J. Jeremy Barbera, certify that:

(1) I have reviewed this annual report on Form 10-K/A of MSGI Security Solutions, Inc.;

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



Dated: April 22, 2005
                               By: /s/ J. Jeremy Barbera
                               -------------------------
                                J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION


         I, Richard J. Mitchell III, certify that:

(1) I have reviewed this annual report on Form 10-K/A of MSGI Security Solutions, Inc.;

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



Dated: April 22, 2005
                                By: /s/ Richard J. Mitchell III
                                -------------------------
                                Richard J. Mitchell
                                Chief Accounting Officer
                                (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-K/A for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: April 22, 2005
                               By: /s/ J. Jeremy Barbera
                               -------------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)




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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-K/A for the year ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: April 22, 2005
                                By: /s/ Richard J. Mitchell III
                                -------------------------
                                Richard J. Mitchell III
                                Chief Accounting Officer
                                (Principal Financial Officer)




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