Form 10-Q
period 2005-03-31
MSGI SECURITY SOLUTIONS, INC
filed 2005-05-16
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission file number 0-16730
                          MSGI SECURITY SOLUTIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                   Nevada                                 88-0085608
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

             575 Madison Avenue
             New York, New York                                10022
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (917) 339-7134


              _____________________________________________________
         (Former name, former address and former fiscal year, if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of May 6, 2005 there were 3,731,878 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                FORM 10-Q REPORT
                                 MARCH 31, 2005


PART I - FINANCIAL INFORMATION                                                        Page

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2005 (unaudited) and June 30, 2004                          3

                  Condensed Consolidated Statements of Operations for the
                  three and nine months ended March 31, 2005 and 2004 (unaudited)       4

                  Condensed Consolidated Statements of Cash Flows for the
                  nine months ended March 31, 2005 and 2004 (unaudited)                 5

                  Notes to Condensed Consolidated Financial Statements (unaudited)    6-11

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                12-18

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.          19

       Item 4.    Controls and Procedures.                                             20

PART II- OTHER INFORMATION


       Item 2.    Changes in Securities and Use of Proceeds                            21

       Item 4.     Submission of Matters to a Vote of Security Holders

       Item 6.    Exhibits                                                             22


       SIGNATURES                                                                      23


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements.
                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31, 2005       June 30, 2004
                                                                                           ---------------      -------------
                                                                                              (Unaudited)            (1)
ASSETS
Current assets:
    Cash and cash equivalents                                                               $   1,770,580    $   2,548,598
    Stock subscription receivable                                                                    --            600,000
    Inventory                                                                                     264,352             --
    Other current assets                                                                          261,671          208,293
                                                                                                ---------        ---------
        Total current assets                                                                    2,296,603        3,356,891
                                                                                                =========        =========
Investment in Excelsa S.p.A                                                                     3,996,695             --

Goodwill                                                                                          490,000          490,000
Intangible assets, net                                                                            228,080             --
Property and equipment, net                                                                       218,141            5,130
Note receivable                                                                                   300,000          300,000
Related party note receivable                                                                   1,172,260        1,120,013
Other assets                                                                                       22,700           15,700
                                                                                                ---------        ---------
        Total assets                                                                        $   8,724,479    $   5,287,734
                                                                                                =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable-trade                                                                      746,431          381,722
      Accrued expenses and other current liabilities                                              484,394          748,603
      Note payable - shareholder                                                                     --            500,000
      Net liabilities of discontinued operations                                                     --            130,742
                                                                                                ---------        ---------
        Total current liabilities                                                               1,230,825        1,761,067
Other liabilities                                                                                 934,144        1,070,570
                                                                                                ---------        ---------
        Total liabilities                                                                       2,164,969        2,831,637

Minority interest in subsidiary                                                                      --            255,517

Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock - $.01 par value; 18,750 shares authorized;
         9,375 shares of Series F issued and outstanding (liquidation
         preference $3,070,027)                                                                        94             --
      Common stock - $.01 par value; 9,375,000 shares authorized; 3,749,540 and
         3,060,186 shares issued; 3,731,878 and 3,042,524 shares outstanding as of
         March 31, 2005 and June 30, 2004, respectively                                            37,495           30,602
       Additional paid-in capital                                                             232,631,133      222,642,710
       Deferred compensation                                                                   (1,598,565)            --
       Accumulated deficit                                                                   (223,116,937)    (219,079,022)
       Less:  17,662 shares of common stock in treasury, at cost                               (1,393,710)      (1,393,710)
                                                                                                ---------        ---------
        Total stockholders' equity                                                              6,559,510        2,200,580
                                                                                                ---------        ---------
        Total liabilities and stockholders' equity                                          $   8,724,479    $   5,287,734
                                                                                                =========        =========

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2004.

See Notes to Condensed Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                             MARCH 31, 2005 AND 2004
                                   (Unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                                 March 31,                    March 31,
                                                           2005            2004         2005           2004

Revenues                                              $   346,500    $      --      $   496,500      $   --
Cost of goods sold                                        130,354           --          162,808          --
                                                       -----------    -----------    -----------       -----
Gross Profit                                              216,146           --          333,692          --
                                                       -----------    -----------    -----------       -----
Operating costs and expenses:
      Research and development                             65,155           --          140,339           --
      Salaries and benefits                               482,694         91,808      1,238,951        262,707
      Non cash compensation                             1,241,585           --        1,477,471           --
      Selling, general and administrative                 569,943        261,366      1,685,353        873,566
      Depreciation and amortization                        60,236           --           81,158           --
      Gain on termination of lease                           --             --          (70,300)          --
                                                        ---------        -------      ---------      ----------
          Total operating costs and expenses            2,419,613        353,174      4,552,972      1,136,273
                                                        ---------        -------      ---------      ----------
Loss from operations                                   (2,203,467)      (353,174)    (4,219,280)    (1,136,273)
Other income (expense):
    Interest income                                        30,790         17,405         77,540         52,614
    Interest expense                                      (17,305)          --          (51,947)       (20,040)
                                                        ---------        -------      ---------      ----------
     Total other income                                    13,485         17,405         25,593         32,574

Minority interests in subsidiaries                           --             --          255,517           --
Loss from continuing operations
   before provision for income taxes                   (2,189,982)      (335,769)    (3,938,170)    (1,103,699)
Provision for income taxes                                 (3,000)       (23,299)        (9,000)       (29,229)
                                                        ---------        -------      ---------      ----------
Loss from continuing operations                        (2,192,982)      (358,998)    (3,947,170)    (1,132,928)

Discontinued operations:
     Loss from discontinued operations                    (20,641)    (1,209,577)       (90,745)      (234,409)
     Loss from disposal of discontinued operations           --         (981,016)          --         (981,016)
                                                        ---------        -------      ---------      ----------
Loss from discontinued operations                         (20,641)    (2,190,593)       (90,745)    (1,215,425)

Net loss                                               (2,213,623)    (2,549,591)    (4,037,915)    (2,348,353)

Undeclared dividends on preferred stock                   (70,027)          --          (70,027)          --
Gain on redemption of preferred stock of
    discontinued subsidiary                                  --             --             --          280,946
                                                        ---------        -------      ---------      ----------
Net loss attributable to
    common stockholders                               $(2,283,650)   $(2,549,591)   $(4,107,942)   $(2,067,407)
                                                       ==========     ==========     ==========     ===========
Basic earnings (loss) per share:
  Continuing operations                                $    (0.61)   $     (0.17)   $     (1.19)   $  (0.39)
  Discontinued operations                                   (0.00)         (1.00)         (0.03)      (0.56)
                                                        ---------        -------      ---------      ----------
  Basic earnings (loss) per share                      $    (0.61)   $     (1.17)   $     (1.22)   $  (0.95)

Weighted average common shares outstanding- basic       3,731,878      2,184,734      3,364,766      2,184,734

Diluted earnings (loss) per share:
  Continuing operations                                $    (0.61)   $     (0.17)   $     (1.19)   $  (0.39)
  Discontinued operations                                   (0.00)         (1.00)         (0.03)      (0.56)
                                                        ---------        -------      ---------      ----------
  Diluted earnings (loss) per share                    $    (0.61)   $     (1.17)   $     (1.22)   $  (0.95)

Weighted average common shares outstanding- diluted     3,731,878      2,184,734      3,364,766      2,184,734
                                                       ==========     ==========     ==========     ===========
See Notes to Condensed Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                                                        2005           2004
                                                                   --------------   ------------
Operating activities:
    Net loss                                                       $ ( 4,037,915)   $(2,348,353)
    Loss from discontinued operations                                     90,745      1,215,425
                                                                   --------------   ------------
Loss from continuing operations                                       (3,947,170)    (1,132,928)

Adjustments to reconcile net loss to net cash used in
    operating activities:
       Depreciation and amortization                                      81,158           --
       Non cash compensation                                           1,477,471           --
       Gain from termination of lease                                    (70,300)          --
       Minority interest in subsidiary                                  (255,517)          --
    Changes in assets and liabilities:
       Inventory                                                        (264,352)          --
       Other current assets                                             (104,780)      (171,960)
       Other assets                                                       (7,000)          --
       Accounts payable - trade                                          364,709        160,376
       Accrued expenses and other liabilities                           (330,334)      (288,100)
                                                                   --------------   ------------
  Net cash used in operating activities of continuing operations      (3,056,115)    (1,432,612)
  Net cash used in operating activities of discontinued operations      (221,487)      (116,239)
                                                                   --------------   ------------
  Net cash used in operating activities                               (3,277,602)    (1,548,851)

Investing activities:
  Proceeds from the sale of discontinued operations, net of fees            --        2,834,388
  Purchase of investment in Excelsa S.p.A                             (3,996,695)          --
  Purchases of property and equipment                                   (234,962)          --
  Increase in related party note receivable                              (52,247)       (52,065)
                                                                   --------------   ------------
 Net cash from (used in) investing activities                         (4,283,904)     2,782,323


Financing activities:
Proceeds from issuance of preferred shares, net of issuance costs      2,746,819           --
Proceeds from issuance of common stock, net of issuance costs          3,816,669           --
Proceeds from exercise of stock options                                  720,000           --
    Repayment of related party note payable                             (500,000)          --
    Repayments of long-term debt                                            --         (200,054)
                                                                   --------------   ------------
 Net cash provided by (used in) financing activities
      of continuing operations                                         6,783,488       (200,054)

 Net cash used in financing activities of discontinued operations           --         (249,097)
                                                                   --------------   ------------
 Net cash provided by (used in) financing activities                   6,783,488       (449,151)

    Net increase (decrease) in cash and cash equivalents                (778,018)       784,321
    Cash and cash equivalents at beginning of period                   2,548,598        660,742
                                                                   --------------   ------------
    Cash and cash equivalents at end of period                       $ 1,770,580    $ 1,455,063
                                                                   =============    ============

See Notes to Condensed Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. (formerly known as Media Services Group, Inc.) and its Subsidiaries, Future Developments America, Inc ("FDA") and Innalogic, LLC ("Innalogic") (in combination "MSGI" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended June 30, 2004 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the nine-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005. Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the fiscal 2005 presentation.

On February 7, 2005, the Company held its Annual Meeting for the fiscal year ended June 30, 2004. At this meeting, shareholders approved, by proxy vote, the change of name for the Company to MSGI Security Solutions, Inc. The name change became effective on February 9, 2005.

Liquidity:
The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand and funds available from its remaining operations should be adequate to finance its operations and capital expenditure requirements for the next twelve months. As explained in Note 6, the Company recently sold off substantially all the assets relating to its telemarketing and teleservices operations held by certain of its wholly owned subsidiary, MKTG Teleservices, Inc. As explained in Notes 4 and 13, the Company has recently engaged in the private placement sale of shares of both Common Stock and Series F Convertible Preferred Stock which have raised significant working capital. The Company has also acquired holdings in two operating entities, FDA (51%) and Innalogic (51%), both of which are expected to produce revenues in future periods. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. The Company believes, based on expected performance as well as the reduced corporate overhead, that its recently acquired operations should generate sufficient future cash flow to fund operations. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Intangible Assets:
Intangible assets consist of unpatented technology, which is being amortized on a straight-line basis over three years. The Company reviews the value of its intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives are no longer appropriate.

Research and Development Costs:
The Company recognizes research and development costs associated with product development in its Future Developments America, Inc. subsidiary. All research and development costs are expensed in the period incurred. Such expense was $140,339 for the period ended March 31, 2005. There was no such expense in the same period in the previous year.

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

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of goodwill, deferred tax valuation allowance, abandoned lease reserves and deferred non-cash compensation. Actual results could differ from those estimates.

Stock Based Compensation:
The accompanying financial position and results of operations for the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, compensation cost is measured as the amount by which the market price of the underlying stock exceeds the exercise price of the stock option at the date at which both the number of options granted and exercise price are known.

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

In accordance with FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation is as follows:


                                            Three months ended March 31,     Nine months ended March 31,
                                                2005              2004          2005          2004
Net loss available to common                -----------      -----------    -----------    -----------
stockholders as reported                    $(2,283,650)     $(2,549,591)   $(4,107,942)   $(2,067,407)
Add:
Stock based employee compensation expense
included in reported net loss                 1,241,585             --        1,241,585           --
                                            -----------       ----------     ----------     -----------
Subtotal                                     (1,042,065)      (2,549,591)    (2,866,357)    (2,067,407)
Less:
Stock-based employee compensation
expense determined under the fair value
method for all awards                        (1,416,089)          (4,823)    (1,508,620)        (4,823)
                                            -----------       ----------     ----------     -----------
Pro forma net loss available
to common stockholders                      $(2,458,154)     $(2,554,414)   $(4,374,977)   $(2,072,230)
                                            ===========      ===========    ===========    ============
Loss per share:
Basic loss per share - as reported             $(0.61)            $(1.17)       $(1.22)         $(0.95)
                                            ===========      ===========    ===========    ============
Basic loss per share - pro forma               $(0.66)            $(1.17)       $(1.30)         $(0.95)
                                            ===========      ===========    ===========    ============
Diluted loss per share - as reported           $(0.61)            $(1.17)       $(1.22)         $(0.95)
                                            ===========      ===========    ===========    ============
Diluted loss per share - pro forma             $(0.66)            $(1.17)       $(1.30)         $(0.95)
                                            ===========      ===========    ===========    ============

The Company has granted 445,000 options to employees and directors during the nine months ended March 31, 2005. Of these options, 82,500 options were granted at an exercise price equal to the market price on date of grant and do not begin to vest until July 2005 and vest ratably over a three year period. The Company approved 342,500 options to purchase shares of common stock at an exercise price of $1.50, pending shareholder approval of an increase to the number of options available under the 1999 Stock Option Plan and 20,000 options to purchase shares of common stock at an exercise price of $4.125, pending shareholder approval of an increase to the number of options available under the 1999 Stock Option Plan. The shareholders approved an increase to the 1999 Plan of 1 million shares on February 7, 2005. Upon shareholder approval, the 362,500 stock options were granted on February 7, 2005, at which the market price of the stock was $9.48. Due to the difference in market and exercise price, the Company recorded a deferred compensation expense at the date of grant of approximately $2.8 million, which is being amortized over the related service period. For the period ended March 31, 2005, the Company realized non-cash employee compensation expense related to the stock options granted of approximately $1.2 million. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Pro forma compensation cost for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option is fully vested. The weighted average assumptions used to value employee stock-based compensation for stock option grants were as follows:

                                                  Nine months ended

                                March 31, 2005                      March 31,2004
Risk -free interest rate              4.00%                             4.00%
  Expected option life     vesting  period+ four years        vesting period + four years
  Dividend yield                     None                                 None
  Volatility                      152% - 163%                             160%
  Weighted average fair value       $17.39                                $2.90


Recent Accounting Pronouncements:

SFAS 123(R): Share-Based Payment In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment". This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. SFAS 123(R) is effective at the beginning of the first annual reporting that ends after June 15, 2005. This Statement will be effective for the Company's first quarter of the fiscal year ended June 30, 2006. Management believes it will have an impact due to the Company's use of options as employee incentives, but has not yet determined the impact.

FASB 151: Inventory Costs In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, which revised ARB No. 43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material or "spoilage". This statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB No.
43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for the fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of issuance of this Statement. Management believes that this Statement will have no impact on the financial statements of the Company once adopted.

3. EARNINGS PER SHARE

On February 8, 2005, the Company announced that its Board of Directors approved a two-for-one common stock split. The stock split was effective March 9, 2005. Par value of the common stock remained at $0.01 per share and the number of authorized shares of common stock remained at 9,375,000 shares. The effect of the stock split has been reflected in the balance sheets and in all the share and per share data in the accompanying consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from paid-in-capital to the common stock account.

Common share equivalents included in weighted average shares outstanding - diluted for the periods ending March 31, 2005 and 2004:

                                                                2005                     2004
                                                     Three Months Nine Months  Three Months Nine Months

Weighted average common shares outstanding - basic     3,731,878   3,364,766    2,184,734   2,184,734
Common stock equivalents for options and warrants           --          --          --          --
                                                       ---------   ---------    ---------   ---------
Weighted average common shares outstanding - diluted   3,731,878   3,364,766    2,184,734   2,184,734
                                                       =========   =========    =========   =========

Stock options and warrants in the amount of 1,345,804 and 917,714 shares and preferred stock convertible into 461,538 and 0 shares of common stock were not included in the computation of diluted earnings per share, as they are anti-dilutive as a result of net losses for the three and nine months ended March 31, 2005 and 2004, respectively.

4. EQUITY TRANSACTIONS

On November 10, 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,375 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,764 shares of common stock for gross proceeds of $3 million. The preferred stock is convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. The holders of Series F Preferred Stock are entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of March 31, 2005, the Company had $70,027 of undeclared but accumulated dividends. Further, registration rights of the holders of Series F Preferred Stock call for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company does not file such registration statement within 180 days, the Company shall issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. Subsequently, as of May 10, 2005, no registration statement has been filed by the Company for the Reserved Shares, therefore the Company is committed to issue an additional 468.75 Series F Preferred Stock, which is convertible in approximately 23,077 shares of common stock. There are no reset provisions or anti-dilution provisions associated with the Series F Convertible Preferred Stock. In the event of liquidation, holders of this stock are entitled to receive the stated value plus the amount of any accrued and unpaid dividends at that date. Preferred stockholders are entitled to common stockholder voting rights in an amount equal to the common stock equivalent of the preferred shares as if converted. The warrants are exercisable for a period of five years at an exercise price of $8.125 per share. Placement fees and expenses associated with the issuance of the Series F Preferred Stock were approximately $253,200. In addition, the Company issued warrants to placement agents to acquire 27,692 shares of common stock at an exercise price of $6.50, exercisable for a period of five years.

On December 30, 2004 the Company entered into a private placement offering to certain strategic investors for the sale of 419,354 shares of the Company's common stock at a price of $7.75 per share for gross proceeds of $3.25 million. In connection with the offering, the Company issued warrants to purchase 209,686 shares of common stock at an exercise price per share of $8.25 exercisable for a five-year period. The investors have "piggyback" registration rights with respect to the shares of common stock and the common stock issuable upon the exercise of the warrants. Placement fees and expenses associated with this offering were approximately $215,700. In addition, the Company issued warrants to placement agents to acquire 25,162 shares of common stock at an exercise price of $7.75 exercisable for a period of five years.

During the year ended June 2004, the Company entered into definitive agreements with certain strategic European investors for a private placement of an aggregate of 500,000 shares of common stock to be sold at a price of $4.00 per share for gross proceeds of approximately $2.0 million. The Company also agreed to issue to the investors, and third party affiliates, warrants to purchase an additional 300,000 shares of common stock at a price of $6.00 per share under a three-year term. As of June 30, 2004, $1.8 million of the total $2.0 million was closed with $1.2 million funded and $0.6 million recorded as a stock subscription receivable. The payment for the stock subscription receivable was received in July 2004. The final subscription of $0.2 million was closed and funded in July 2004.

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

On January 3, 2005, the Company entered into an additional Subscription Agreement with Excelsa S.p.A. ("Excelsa"), a corporation organized under the laws of the Republic of Italy, to acquire an additional 135,381 shares of common stock of Excelsa, par value of 1.0 Euro per share, for a purchase price of approximately $2.0 million dollars, representing 8.4% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. The shares acquired, in the aggregate with the original shares acquired in December 2004 (Note 5), represent 12.5% of the issued and outstanding shares of Common Stock of Excelsa on a fully diluted basis. Excelsa has represented to the Company that it will not solicit, initiate, consider, encourage or accept any other proposals or offers from any person relating to any acquisition or purchase of all or any portion of the capital stock or assets of Excelsa or any of its subsidiaries nor will it enter into any merger, consolidation, business combination, recapitalization, reorganization or other extraordinary business transaction involving or related to Excelsa or any of its subsidiaries for the period from the date of execution of the subscription agreement through December 31, 2005. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this investment is accounted for under the cost method.

6. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc., a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Loss from discontinued operations of approximately $91,000 during the period ended March 31, 2005 are the result of trailing fees associated with the divestiture of the discontinued operations and with certain legal settlements pertaining to the discontinued operations.

7. ACQUISITIONS

On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000, pursuant to definitive agreements entered into as of August 18, 2004. Further, subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the amount of $235,886 in the period ended September 30, 2004. The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates.


8. GOODWILL AND OTHER INTANGIBLE ASSETS

In connection with the acquisition of Innalogic (Note 7), intangible assets related to unpatented technologies totaling $287,288 were acquired. The gross carrying amount and accumulated amortization of the Company's intangible assets as of March 31, 2004 are as follows:

                                                          March 31, 2005                     March 31, 2004
                                                  Gross Carrying       Accumulated     Gross Carrying   Accumulated
                                                     Amount            Amortization      Amount         Amortization
Amortized intangible assets
    Unpatented technology                         $     287,288      $     59,208         $    -          $     -


Amortization expense recorded for the three and nine months ended March 31, 2005 was $59,208. The estimated remaining amortization expense is as follows:

Fiscal Year
2005 (remaining three months)                                $23,900
2006                                                          95,800
2007                                                          95,800
2008                                                          12,600

9.  GAIN ON TERMINATION OF LEASE

In July 2004, the Company successfully negotiated an early termination of a lease for a certain abandoned property. The agreement resulted in a gain on early termination of $70,300 in the nine month period ended March 31, 2005.



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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and nine-month periods ended March 31, 2005 and 2004. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2004.

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

FDA recognized no revenues during the period ended March 31, 2005.

Revenues derived from the operations of Innalogic, from the sale of equipment and the provision of supporting services if requested by the customer, are realized upon shipment or delivery of the product and/or upon the services being provided and completed.

Goodwill and Intangible Assets:

Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company performs an annual impairment test to determine if there is any impairment of goodwill. The current goodwill of $490,000 resulted from the Company's acquisition of FDA during in April 2004. The Company has not yet performed an annual impairment test related to this amount since the acquisition was recent, but an impairment test will be performed during the fourth quarter of fiscal 2005.

Intangible assets of approximately $287,000 were acquired during the period ended March 31, 2005 in connection with the acquisition of Innalogic. These assets are amortized over a period of three years. The carrying value of intangible assets subject to amortization will be evaluated for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable. In determining recoverability, the Company assesses whether the carrying value exceeds the undiscounted cash flows associated with the intangible assets. If exceeded, the Company would then evaluate whether an impairment charge is required by determining if the asset's carrying value also exceeds its fair value. An impairment loss would be recognized for the excess of the carrying amount over the fair value. The Company would estimate the fair value based on the projected discounted future cash flows associated with the intangible assets. Significant management judgments and estimates are required and used in the forecasts of future operating results that are used in the discounted cash flow method of valuation, including: the sales volume forecast and selling price evolution, our market penetration, the market acceptance of our technologies and costs evaluation. Our evaluations are based on financial plans updated with the latest available projections from Innalogic and the sales expectations and are consistent with the plans and estimates that we use to manage our business. It is possible, however, that the plans and estimates used may be incorrect and that future adverse changes in market conditions or operating results of Innalogic may not be in line with the estimates and may therefore require impairment of these intangible assets. At March 31, 2005, the Company recognized amortization expenses of approximately $59,000, representing amortization of the intangible assets from date of acquisition through March 31, 2005 and the remaining value of intangible assets subject to amortization amounted to approximately $228,000

Long-Lived Assets: In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance and abandoned lease reserves. Actual results could differ from those estimates.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment", ("SFAS 123(R)"). This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. SFAS 123(R) is effective at the beginning of the first annual reporting that ends after June 15, 2005. This Statement will be effective in the first quarter of the Company's fiscal yearended June 30, 2006. The Company is currently evaluating this pronouncement regarding the potential impact on the Company's results of operations.

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

In April 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of FDA for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. Further, subject to the terms and conditions of the Stock Purchase Agreement, the Company may obtain up to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets are not met by certain target dates as set forth in the Stock Purchase Agreement.

In August 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000. Further subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic. In addition, the Company may issue, at its discretion, an aggregate of 50,000 options to purchase shares of common stock to the founding members of Innalogic, if certain pre-tax income targets are exceeded. The options will have an exercise price equal to the fair market value of the Company's common stock at the time of the grant of the options. The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates.

On February 8, 2005, the Company announced that its Board of Directors approved a motion to split the shares of common stock of the Company on a "two-for-one" basis. Par value of the common stock remains at $0.01 per shares and the number of authorized shares of common stock remains at 9,375,000. The effective date of the split was March 9, 2005. All stock prices, per share and share amounts have been retroactively restated to reflect the forward split and are reflected in this document.

Results of Operations for the Three Months Ended March 31, 2005, Compared to the Three Months Ended March 31, 2004.

The Company reported revenues of approximately $0.3 million for the three months ended March 31, 2005 (the "Current Period") compared to no revenue during the three months ended March 31, 2004 (the "Prior Period"). Revenue is currently limited due to the fact that the Company has undertaken new operations and revenue from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The Company reported cost of goods sold of approximately $0.1 million in the Current Period in with no comparable expense in the Prior Period.

The Company had research and development costs of approximately $65,000 in the Current Period with no comparable expense in the Prior Period. The research and development costs related to the new operating subsidiaries which did not exist in the Prior Period.

Salaries and benefits of approximately $0.5 million in the Current Period increased by approximately $0.4 million or 400% over salaries and benefits of approximately $0.1 million in the Prior Period. Salaries and benefits increased due to the addition of the two new operating subsidiaries and certain corporate staff.

The Company recognized non-cash employee compensation expenses of approximately $1.2 million in the Current Period with no comparable expense in the Prior Period for the fair market value of stock options granted to certain employees and directors at an exercise price below market value at the measurement date and accounted for under APB No. 25 with guidance from FIN 44.

Selling, general and administrative expenses of approximately $0.6 million in the Current Period increased by approximately $0.3 million or 100% over comparable expenses of $0.3 million in the Prior Period. The increase is due primarily to the addition of selling general and administrative costs associated with the two new operating subsidiaries as well as by increases in various corporate professional fees, offset by reductions in corporate insurance costs and corporate office related expenses.

Depreciation and amortization expenses were approximately $60,000 in the Current Period with no comparable expenses in the Prior Period. The increase in expenses is due primarily to the fact that the Company has undertaken new operations and new fixed assets have been obtained. The Current Period expense includes amortization expenses for intangible technology assets from the date of acquisition through March 31, 2005. The intangible assets were acquired in August 2004.

Interest income of approximately $31,000 in the Current Period increased by approximately $14,000 or 82% from interest income of approximately $17,000 in the Prior Period. The increase is due primarily to improvements in interest earned on cash balances and equivalents.

Interest expenses were approximately $17,000 in the Current Period with no comparable expenses in the Prior Period. The Current Period expenses are the result of increased imputed interest expense related to accrued leases on abandoned properties.

The net provision for income taxes of $3,000 in the Current Period decreased by approximately $20,000 or 87% from similar net provisions of approximately $23,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $2.2 million in the Current Period increased by approximately $1.8 million over comparable loss from continuing operations of $0.4 million in the Prior Period.

The loss from discontinued operations of approximately $21,000 in the Current Period is the result of trailing expenses related to the settlement of certain legal matters pertaining to a discontinued operation (see Note 6). The loss from discontinued operations of approximately $2.2 million in the Prior Period resulted primarily from the disposal of the telemarketing operations, which were sold in March 2004.

As a result of the above, net loss of approximately $2.2 million in the Current Period decreased by approximately $0.3 million over comparable net loss of approximately $2.5 million in the Prior Period.

The Company has recognized an expense of approximately $70,000 associated with the cost of undeclared cumulative dividends on preferred stock. There was no similar expense in the Prior Period.

As a result of the above, net loss available to common stockholders of approximately $2.3 million in the Current Period decreased by approximately $0.2 million over comparable net loss of approximately $2.5 million in the Prior Period

Results of Operations for the Nine Months Ended March 31, 2005, Compared to the
-------------------------------------------------------------------------------
Nine Months Ended March 31, 2004.
---------------------------------
The Company had revenue of approximately $0.5 million for the nine months ended March 31, 2005 (the "Current Period") compared to no revenue during the nine months ended March 31, 2004 (the "Prior Period"). Revenue increased due to the fact that the Company has undertaken new operations and revenue from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The company reported cost of goods sold of approximately $0.2 million in the Current Period in with no comparable expense in the Prior Period.

The Company had research and development costs of approximately $0.1 million in the Current Period with no comparable expense in the Prior Period. The research and development costs related to the new operating subsidiaries which did not exist in the Prior Period.

Salaries and benefits of approximately $1.2 million in the Current Period increased by approximately $0.9 million or 300% over salaries and benefits of approximately $0.3 million in the Prior Period. Salaries and benefits increased due to the addition of the two new operating subsidiaries and certain corporate staff.

Non cash compensation expenses of approximately $1.5 million in the Current Period are the result of the fair market value of common shares issued to the founding members of Innalogic by MSGI as part of the acquisition of a 51% membership in Innalogic and the fair market value of stock options granted to employees and directors at an exercise price favorable to the market price at the measurement date.

Selling, general and administrative expenses of approximately $1.7 million in the Current Period increased by approximately $0.8 million or 89% over comparable expenses of $0.9 million in the Prior Period. The increase is due primarily to the addition of selling general and administrative costs associated with the two new operating subsidiaries as well as by increases in various corporate professional fees, offset by reductions in corporate insurance costs and corporate office related expenses.

Depreciation and amortization expenses was approximately $81,000 in the Current Period with no comparable expense in the Prior Period. The increase in expenses is due primarily to the fact that the Company has undertaken new operations and new fixed assets have been obtained. The Current Period expense includes amortization expenses for intangible technology assets from the date of acquisition through March 31, 2005. Comparable expenses from all previously owned and operated businesses have been divested and are no longer reported as current operations.

The gain from termination of a lease of approximately $70,000 in the Current Period is the result of the early termination of the lease for an abandoned property. A final settlement payment of approximately $175,000 was paid in order to terminate the lease early against accrued costs of approximately $245,000.

Interest income of approximately $78,000 in the Current Period increased by approximately $25,000 or 47% from interest income of approximately $53,000 in the Prior Period. The increase is due primarily to improvements in interest earned on cash balances and equivalents.

Interest expenses of approximately $52,000 in the Current Period increased by approximately $32,000 or 160% over comparable expenses of $20,000 in the Prior Period as a result of increased imputed interest expense related to accrued leases on abandoned properties.

The minority interests in subsidiaries of approximately $0.3 million in the Current Period represent the minority holdings in FDA, which losses are limited to their equity investment. There were no such minority interests to report in the Prior Period.

The net provision for income taxes of $9,000 in the Current Period decreased by approximately $20,000 or 69% over net provisions of approximately $29,000 in the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $3.9 million in the Current Period increased by approximately $2.8 million over comparable loss from continuing operations of $1.1 million in the Prior Period.

The loss from discontinued operations of approximately $91,000 in the Current Period is the result of trailing expenses related to the settlement of certain legal matters pertaining to a discontinued operation (see Note 6). The loss from discontinued operations of approximately $1.2 million in the Prior Period resulted primarily from the disposal of the telemarketing operations, which were sold in March 2004, as well as from reductions in certain loss reserves expensed in previous periods.

As a result of the above, net loss of approximately $4.0 million in the Current Period increased by approximately $1.9 million over comparable net loss of approximately $2.1 million in the Prior Period.

The Company has recognized an expense of approximately $70,000 associated with the cost of undeclared cumulative dividends on preferred stock. There was no similar expense in the Prior Period.

As a result of the above, net loss available to common stockholders of approximately $4.1 million in the Current Period increased by approximately $2.0 million over comparable net loss of approximately $2.1 million in the Prior Period

Capital Resources and Liquidity

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

Future minimum rental commitments under all non-cancelable leases as of March 31, 2005 are as follows:

                                                     Minimum Rent Expense
         Fiscal Year                                 --------------------
         2005 (remaining three months)                    98,700
         2006                                            256,200
         2007                                            240,000
         2008                                            240,000
         2009                                            240,000
         Thereafter                                      260,000
                                                     -----------
                                                     $ 1,334,900
                                                     ===========

The Company has accrued for approximately $1.28 million of the approximately $1.33 million in liabilities for minimum rental expenses as a result of an abandoned lease property.

Debt: As a result of the sale of the operations of MKTG Teleservices in March 2004, the company no longer retains any short term borrowing facilities. The balance due at the closing of the sale transaction was paid in full at closing and the relationship with the credit provider was terminated.

Liquidity: Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At March 31, 2005, the Company had cash and cash equivalents of approximately $1.8 million and a working capital of approximately $1.1 million.

The Company recognized a net loss of approximately $4.0 million in the Current Period. Cash used in operating activities was approximately $3.3 million. Cash used in operating activities principally resulted from the operating losses from both continuing operations and discontinued operations in addition to increases in inventory and other current assets as well as decreases in accrued liabilities and minority interests in Future Developments America, Inc. offset by increases in accounts payable. The decrease in accrued liabilities is due primarily to payments made against reserves for rent on abandoned properties. The net cash used in operating activites of discontinued operations relates primarly to trailing expense resulting from settlements made with regard to the sale of the MKTG Teleservices operations. Cash used in operating activities in the Prior Period was $1.5 million.

In the Current Period, net cash of $4.3 million was used in investing activities consisting of an investment in a subsidiary which was booked on a cost basis and purchases of property and equipment. In the Prior Period, approximately $2.8 million was provided by investing activities resulting from the proceeds of the sale of the MKTG Teleservices operations in March 2004.

In the Current Period, net cash of $6.8 million was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds from the issuance of Common Stock of $3.8 million, net proceeds from the issuance of Preferred Shares of approximately $2.7 million and proceeds from the exercise of stock options of approximately $0.7 million offset by the repayment of a related party note payable of $0.5 million. In the Prior Period, net cash of $0.4 million was used in financing activities consisting of repayments of long-term debt and an increase in a related party receivable.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the unregistered sale of Common Stock, the sale of Series F Convertible Preferred Stock (Note 4) and the exercise of certain stock options. In addition, the Company's subsidiary, Innalogic, has begun to realize revenue during the period ended March 31, 2005. The Company expects that both FDA and Innalogic will realize positive earnings during the next fiscal year. The Company believes, based on the expected performance, that its recently acquired operations should generate sufficient future cash flow to fund operations. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company believes that it does not have any material exposure to market risk associated with interest rate risk, foreign currency exchange rate risk, commodity price risk, equity price risk, or other market risks.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, it has been concluded that the Company's disclosure controls and procedures as of March 31, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Control Over Financial Reporting

On October 13, 2004, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), informed us and our Audit Committee of the Board of Directors that in connection with their review of our financial results for the fiscal year ended June 30, 2004, AP&M had discovered a condition which they deemed to be a material weakness in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). AP&M noted a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impracticable to achieve an optimum separation of duties, especially with the Company's continued growth and the increased demands of public reporting information. The impact of the above condition was relevant to the period ended June 30, 2004 only and did not affect the results of this period or any prior periods.

The condition of insufficient resources and insufficient monitoring and oversight, as noted by AP&M, remains as of the period ended March 31, 2005. It is the Company's intention to increase the staffing levels of the accounting department as the rebuilding efforts currently undertaken continue and the demands on the accounting staff increase.

Conclusions. Based upon the controls evaluation, our CEO and CAO have each concluded that, our disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CAO, as of the fiscal reporting period ended March 31, 2005. Our CEO and CAO also concluded that our disclosure controls are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CAO, to allow timely decisions regarding required disclosures.

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending June 30, 2007.

                           PART II- OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

On February 8, 2005, the Company announced that its Board of Directors approved a motion to forward split the common shares of the Company on a "two-for-one" basis. Par value of the remains at $0.01 per shares and the number of authorized shares of Common Stock remains at 9,375,000. All stock prices, per share and share amounts have been retroactively restated to reflect the forward split and are reflected in this document.

 Item 4.  Submission of Matters to a Vote of Security Holders

(a) An Annual Meeting of Shareholders was held on February 7, 2005.

(c) Four matters were voted upon at the Annual Meeting of Shareholders. Votes were solicited via proxies pursuant to Regulation 14 under the Securities Act of 1934.

1. A vote was held for the approval of an amendment to the Amended and Restated Articles of Incorporation of the Company to change the name of the Company to MSGI Security Solutions, Inc. The total number of votes cast was 1,571,846 with 1,568,905 voted in favor, 2,480 voted against and 461 abstaining.

2. A vote was held for the uncontested reelection of Mr. John Gerlach as Director. The total number of votes cast was 1,571,846 with 1,549,971 voted in favor and 21,875 withheld.

3. A vote was held for an amendment to the 1999 Stock Option Plan increasing the number of authorized shares from 62,560 to 562,560. The total number of votes cast was 1,000,786 with 803,324 voted in favor, 187,698 voted against and 9,764 abstaining. A total of 571,060 votes were not cast. The total number of shares available in the 1999 Stock Option Plan was subsequently adjusted to 1,125,120 as a result of the forward 2 for 1 stock split.

4. A vote was held for the approval of the issuance of 20,000 options to purchase common stock outside of the 1999 Stock Option Plan. The total number of votes cast was 1,000,786 with 972,415 voted in favor, 21,798 voted against and 6,555 abstaining. A total of 571,060 votes were not cast. The number of approved options was subsequently adjusted to 40,000 as a result of the forward 2 for 1 stock split.

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

                               MSGI SECURITY SOLUTIONS, INC.
                               (Registrant)


Date:  May 16, 2005        By: /s/ J. Jeremy Barbera
                               ----------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

Dated:  May 16, 2005       By: /s/ J. Jeremy Barbera
                               ----------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

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

Dated:  May 16, 2005           By: /s/ Richard J. Mitchell III
                                   ----------------------------
                                   Richard J. Mitchell III
                                   Chief Accounting Officer
                                  (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 16, 2005       By: /s/ J. Jeremy Barbera
                               ----------------------
                               J. Jeremy Barbera
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)


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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 16, 2005           By: /s/ Richard J. Mitchell III
                                   ----------------------------
                                   Richard J. Mitchell III
                                   Chief Accounting Officer
                                  (Principal Financial Officer)


This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.