Form 10-K
period 2005-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2005-10-14
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________________ to_______________________
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

Indicate be check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes   X        No-----
                        ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ] Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                   Yes             No  X
                       -----         ------
As of October 7, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,847,250. As of October 7, 2005, there were 3,831,878 shares of the Registrant's common stock outstanding. Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

                                     PART I

Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, direct marketing and other industry trends, demographic changes, competition; the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology, telecommunication and postal costs.

Item 1.  Business

General

MSGI Security Solutions, Inc. ("The Company or MSGI") is a leading provider of proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance, intelligence monitoring, and data protection. The corporate headquarters is located in New York, with regional offices in Washington, DC, and Milan, Italy.

The Company's Strategy

MSGI typically acquires controlling interests in early-stage, early growth technology and software development businesses. These emerging firms are led by entrepreneurs and management teams that have "bleeding edge" products, but lack the infrastructure, business relationships and financing that MSGI can offer. The Company will typically seek to acquire a 51% controlling interest in the target company for a combination of cash and securities. The cash component is not paid to the founding principals; it must be reinvested in the company on a monthly basis by our corporate finance staff.

The target company generally must agree to a ratchet provision by which the Company's stake increases up to another 25% for failure to reach first years expectations. MSGI generally retains a right of first refusal in the event that any of the minority parties in the various companies receives an unsolicited offer for their interests in the business. To the extent these target companies do not meet MSGI's continuing expectations; the Company will generally dispose its interests in such operations.

At the current time, the MSGI strategy is focused on proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance, intelligence monitoring, and data protection in the United States, Italy and Europe. On June 1, 2005, we acquired a 51% interest in AONet International srl, a Provider of application hosting, data redundancy and disaster recovery services based in Milan Italy

Background

The Company was originally incorporated in Nevada in 1919.

During the past ten years, the Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies, summarized as follows:


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

March 2000              The Coolidge Company                            Specializes in list management
                                                                        and list brokerage services. (sold in July 2001)

September 2000          Begin plan to discontinued the operation of WiredEmpire, Inc. (completed in January 2001).

In April and August of 2004, the Company acquired majority interests in the future Developments America, Inc. and Innalogic, LLC businesses that are focused in the homeland security and surveillance sectors. In June of 2005, the Company acquired a majority interest in AONet International, S.r.L., a business located in Milan, Italy which is a provider of application hosting, data redundancy and disaster recovery services.


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

December 2004           First investment in Excelsa S.p.A.              Provider of Video Control systems and services
                                                                        for security both for the civilian and military
                                                                        markets.
January 2005            Second investment in Excelsa S.p.A.
May  2005               Renegotiation of second investment in Excelsa S.p.A.

June 2005               Acquired 51% of AONet International Srl         Provider of application hosting, data redundancy
                                                                        and disaster recovery
services

July 2005               Acquired additional equity in Future Developments America, Inc. bringing total ownership stake to
                        100% and restructured the business with the founders of such business such that
                        Future Developments America, Inc. became a non-exclusive sales organization and the founders of such business re-acquired the underlying technology and operating assets.

August 2005             Acquired additional equity in Innalogic, LLC bringing total ownership stake to 76%



Capital Stock and Certain Recent Transactions

Capital Stock and Certain Recent Transactions

In December 2002, the Company completed its sale of substantially all the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the results of operations and cash flows for the years ended June 30, 2003 have been reclassified into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

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

In December 2002, the Company negotiated a termination of a lease for an abandoned lease property. The agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant which was completed in July 2003 and then Company is obligated to pay $20,000 per month until August 2010, and the Company was released from all other obligations under the lease. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its future obligations and the entire obligation that remained on the books under the original lease obligation. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

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

In January 2003, the Company redeemed the outstanding shares of the Series E preferred stock for a cash payment of approximately $6.0 million and the issuance of 362,604 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003.

In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with a holdback agreement. The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general corporate use.
In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of Company securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. The settlement provided for a $1.3 million payment to be made to the Company by GECC and for GECC to reimburse the Company for the reasonable cost of mailing a notice to stockholders up to $30,000. On April 29, 2002, the court approved the settlement for approximately $1.3 million, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of approximately $965,000 plus reimbursement of mailing costs. The net settlement was recorded as a gain from settlement of lawsuit and is included in the statement of operations for the year ending June 30, 2003.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs sought attorney's fees and punitive damages of approximately $1,650,000, which equaled their investment in WiredEmpire's preferred stock. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. In December 2003, action was settled, and stipulations of dismissal with prejudice were filed. See below paragraph for accounting impact.

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Media Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated thereunder, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. In December 2003,the action was settled, and stipulations of dismissal with prejudice were filed. As a result of the settlement of the two actions, during the period ended June 30, 2004 the Company reversed reserves of approximately $760,860 that had been previously accrued in connection with such lawsuits.

In March 2004, the Company completed its sale of substantially all the assets relating to its telemarketing and telesales services business held by its wholly owned subsidiary MKTG Teleservices, Inc. to SD&A Teleservices, Inc. (SD&A) a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain related liabilities, subject to a final working capital adjustment. As such, the operations and cash flows of the telemarketing and telefunding business have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the operations and cash flows for the periods ended June 30, 2004 and 2003 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

At March 31, 2004, the Company retired all outstanding balances on its line of credit facility. The Company subsequently terminated its relationship with the credit provider.

In May and June 2004, the Company entered into definitive agreements with certain strategic European investors for a private placement of an aggregate of 500,000 shares of common stock to be sold at a price of $4.00 per share for gross proceeds of approximately $2,000,000. The Company also agreed to issue to the investors, and third party affiliates, warrants to purchase an additional 300,000 shares of common stock at a price of $6.00 per share under a three-year term. The first round, in the amount of $1,000,000, was closed and funded on May 13, 2004. A second round, in the amount of $1,000,000 was closed and was funded on three separate dates. A funding of $200,000 occurred on May 27, 2004, a funding of $500,000 occurred on June 28, 2004, and two final rounds of funding in the amounts of $200,000 and $100,000 occurred on July 12 and 19, 2004.

In November 2004 the Company entered into and closed on definitive agreements with certain strategic investors for the purchase of 9,376 shares of Series F Convertible Preferred Stock at $320.00 per share for gross proceeds of approximately $3 million. On an as converted basis, the Series F Convertible Preferred Stock in this transaction equates to approximately 461,538 shares of Common Stock at a price of $6.50 per share. In connection with the issuance of the preferred stock, warrants were issued to the investors to purchase approximately 230,770 shares of Common stock at an exercise price of $8.125 per share. Also, in connection with the issuance of the preferred stock, warrants will be issued to the placement agent to purchase approximately 27,692 shares of Common Stock at an exercise price of $6.50. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock.

During December 2004 the Company conducted a closing on the sale to certain strategic investors for the purchase of 419,354 shares of the Company's Common Stock at $7.75 per share generating gross proceeds of approximately $3.25 million. In connection with the offering, five-year warrants were issued to the investors to purchase 209,678 shares of Common Stock at an exercise price per share of $8.25. The investors have "piggyback" registration rights with respect to the shares of common stock issuable upon the exercise of the warrants. As compensation for their services as placement agents in the offering, the placement agents received five-year warrants substantially identical to those received by the investors to purchase approximately 25,162 shares of Common Stock at an exercise price per share equal to $7.75. The placement agents also received cash compensation equal to 6% of the gross proceeds obtained through the private placement.

On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective March 9, 2005. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this document.

During June 2005, the Company issued 100,000 shares of the Company's Common Stock to a certain placement agent with relation to the closing of the acquisition of the 51% ownership stake of AONet International Srl. The fair market value of these shares, at the time of issuance, is estimated at approximately $774,000.

During July, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The instrument requires repayment over 36 months with a maximum of 8% interest per annum. Repayment shall be in cash or in registered shares of common stock. The monthly amortization shall commence 90 days after closing according to a 33 month amortization schedule. At the Investor's option, the note may be repaid upon the issuance of common stock at the conversion price; otherwise all payments must be in cash. The Conversion price shall be equal to 75% of the initial market price, which was $6.56. The interest rate resets to zero for any monthly period in which the stock price is greater than 125% of the initial market price. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this offering, and received an additional $500,000 upon the effectiveness of such registration statement. The Company also issued warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share. The placement agent received warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share and a fee equal to 7% of the aggregate offering.


Liquidity

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand, funds available from its remaining operations and the funds raised through the Callable Secured Note financing in July 2005 should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet interest and debt obligations (including those of the Callable Secured Notes and payments due to acquire our interests in AONet International srl) for the next twelve months. As explained in Notes 16, 17 and 23, the Company recently closed on various fund raising transactions that have provided significant capital for MSGI. As described in Notes 3 and 4 some of these funds have been used to invest in new and emerging companies as well as to fund current operations. The Company believes, after the integration period, that its newly acquired operations in Italy should generate sufficient future cash flow to fund their operations and pay delinquent liabilities. Failure of these new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. Our auditors have included a going concern uncertainty paragraph in their financial statements, as has the auditors of our AONet subsidiary. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern

Industry
--------
Overview.

The primary industries in which our companies operate are homeland security and international public safety. In the United States and abroad, homeland security and public safety are not purely separate areas but rather law enforcement, fire departments, civil defense organizations and medical response teams are a crucial segment of any crisis situation, and work together with multiple government agencies to manage and resolve the emergency situation. The Company believes its products and services work throughout the chain of threat prevention, detection, dissuasion, management and resolution to expedite the collection and dissemination of data in a secure fashion to field agents and decision-makers.

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

Services

The Company's two majority-owned operating businesses, , Innalogic, LLC ("Innalogic") and AONet International, S.r.L. ("AONet"), along with Excelsa S.p.A., a minority owned investment and Future Developments America, Inc. ("FDA"), are leading providers of technology-based products and services to law enforcement agencies throughout North America and Europe. The services offered by the Company's various subsidiaries are described below.

Future Developments America, Inc.:

As a result of our July 1, 2005 amendment to our agreements with the founder's of FDA, we are a non-exclusive licensee in the United States of certain products developed by FDA and of other products developed by outside organizations. We also are entitled to receive royalties on certain sales of products to others which are marketed by FDA. Some of FDA's product offerings to be marketed are in the development stage at June 30, 2005.

FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio "bugs", body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf closed circuit television component ("CCTV") equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters.

FDA also markets a one-of-a-kind Digital Video & Audio Transmitter. The product is a two-component, digital, encrypted, spread spectrum video and audio transmitter receiver set that represents the latest advancement in deploying digital wireless technology for intelligence collection, surveillance and security. The transmitter/receiver has a multitude of applications to many areas of Federal, State and local law enforcement, and to numerous agencies within the U.S. Department of Homeland Security.

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

Innalogic, LLC:

Innalogic LLC is a wireless software product development firm that works with clients - such as the U.S. Department of Homeland Security - to custom-design technology products that meet specific user, functional and situational requirements.

Innalogic has a recognized core competency in an area of increasingly vital importance to security: delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public-safety and security applications over wireless or wired networks.

Innalogic has the resources and expertise to design and install building-wide wireless networks. The goal: to establish a highly secure (e.g., encrypted) network environment able to capture and route wireless video and sensor data for enhanced security and tenant services. The network's technological foundation is a custom-designed network Command Center utilizing Innalogic's proprietary SafetyWatch(TM) software. Innalogic-designed networks integrate with a building's existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications.

Importantly, Innalogic's wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online.

Currently in development is Innalogic SafePassge(tm), an embedded application software that installs within firmware at the SOC level and is used secure the transmission of IP or packet data in a wireless network environment. Innalogic's "Embedded Modular Cryptography Platform" (EMCP) integrates on the application, transport, and link layers. Devices, such as PDAs, handheld computers, and video cameras, using EMCP - EA, can operate with strong encryption in a wireless network. EMCP - EA secures wireless data transfer on small devices to support real-time wireless network applications like audio and video feeds, financial transaction processing, and other types of confidential data transmissions.

The underlying technology for ECS - SafePassage applies to a wide range of functional scenarios.
Scenarios include:
- Wired or Wireless Video Camera Network
- Sensor Network
- Intelligent Appliances
- Building Automation and Control

SafePassage design modularizes functionality in object oriented software components. These components integrate with other Innalogic Embedded products, or may be used to design an embedded product for a unique customer requirement.

Innalogic is comprised of product designers, network engineers, senior software engineers, interface designers, and cybersecurity specialists with unparalleled depth of expertise in designing and deploying wireless technologies. Innalogic's core competencies include:

o Product design
o Software engineering
o Hardware integration
o Network engineering
o Interface design
o System integration
o Cybersecurity engineering

Innalogic product designers and engineers collectively bring decades of experience in software development, hardware deployment (e.g., video camera networks) and systems integration. Of particular significance is our ability to custom-write software that bridges the functionality of disparate hardware, software, and network systems and technologies.

Software Development

Innalogic adopts a straightforward and collaborative approach to software product development. Based on iterative design and development principles from Extreme Programming, Agile Modeling, and Rational Unified Process, Innalogic's methodology allows the client to guide and continually refine our understanding of their design requirements as the product development process evolves.

An Innalogic product "roadmap" is developed for the client. The roadmap is an evolutionary tool that reflects precise client requirements - as they change over time. The client can guide the direction of the product roadmap by specifying key requirements, standards, and recommendations. The system can then be strategically updated, enhanced and modified to deploy the latest advances in video and security technology as determined by the client's evolving functional specifications.

Innalogic designs, programs, tests and installs customized software applications to ensure maximum functionality, usability and client satisfaction.

Clients receive a proprietary Software Development Kit (SDK) and application-specific APIs that allow the client's IT leaders to introduce and design new system features and functionality as desired.

Network Design and Engineering Services

Innalogic's wireless network development and engineering expertise is applied to deliver customized solutions for clients' specific challenges and requirements. Working in close concert with the client's IT leaders and network administrators, Innalogic delivers these benefits:

o Creation of customized software applications for a client's video network - designed specifically to optimize the network's intended functionality and design requirements. Innalogic's network software delivers maximum reliability and ease-of-use by client personnel utilizing the system.

o Customized network applications that allow for maximum control, oversight and ongoing administration of individual users in all locations where the network is deployed.

Network "Command Center"

At the core of Innalogic's network design and engineering services is the creation of a customized network Command Center.

With a focus on a network's current functional requirements and future expansion, Innalogic develops an elegantly architected Command Center modeled after our proprietary SafetyWatch(TM) software program - which is now being deployed for the U.S. Department of Homeland Security. The Command Center is designed to enhance the client's existing network infrastructure, while facilitating the introduction of new features and connectivity with other wired and wireless devices. Moreover, the Command Center is designed to offer maximum scalability.

An Innalogic network Command Center delivers these features:

o Local or remote management -- The Command Center enables centralized remote monitoring and coordinated recording across multiple sites, regardless of geographical location.

o Integration with existing network infrastructure -- The Command Center interoperates with other wireless or wired networked digital devices and third-party analog CCTV components, such as cameras, monitors, matrixes and multiplexors.

o Powerful recording search facilities -- The Command Center is able to quickly analyze thousands of recordings using motion, time and camera search criteria - thus saving valuable incident search time.

o Review incidents while still recording -- Video recordings can be viewed without interrupting current recording.

o Simple remote system installation -- The Command Center allows for device configuration remotely.

o Secure control of viewer access -- The Command Center supports and provides administrative controls for multiple user levels.

Additionally, Innalogic serves as a vital technology partner to the client, supporting all related technology (hardware and software) initiatives that arise during the course of a network design and engineering engagement.

AONet International Srl.:

Created in 2004 from the acquisition of the original business assets of AONet SpA, a company placed in liquidation, AONet International Srl is focused primarily on providing outsourcing of data services and business continuity, the management of technology assets and company networks, disaster recovery and security systems. It is located in Milan Italy.

The company's target market is that of mid-sized European organizations and corporations that require network based solutions. In specific situations AONet will also undertake to provide services to the operating divisions, subsidiaries and departments of large organizations.

AONet's strength lies in its specialist team of professionals, all of whom are highly qualified specialists who use best practice methodology to ensure optimum service for its clients; its state of the art technological infrastructure, including its data center, one of the most advanced in Italy; its operating control center with video wall, which permits AONet to monitor and proactively manage in real time, every part of the infrastructure, both centrally and remotely, with 24x7 service; and its offering of several applications that can be run through the data center, including video surveillance, digital data interception and mass distribution communications.

The growth in business seen by AONet International since its founding has allowed the company to increase its affairs both by deepening its relationship with historical clients and by extending its interests to encompass the opportunities inherent in cross-selling the products and services of other MSGI subsidiaries and affiliates.

In June 2005, MSGI announced that it had formed a business agreement with VeriSign, Inc., the leading provider of intelligent infrastructure services for the Internet and telecommunications networks, to launch advanced services using the VeriSign NetDiscovery Service. The agreement is aimed at the estimated $1 billion legal interception and homeland security market in Italy. The VeriSign and MSGI agreement effectively represents the market launch of the VeriSign NetDiscovery Service in Italy. VeriSign has agreed to align with MSGI as its representative in Italy, where MSGI will operate the VeriSign NetDiscovery Service infrastructure in a data center operated by AONet. Financial terms and future MSGI payment obligations are under discussion.

The VeriSign NetDiscovery Service in Italy will support end-to-end legal interception solutions addressing the government regulations and judicial requirements for advanced technologies such as VoIP, push to talk, and wireless packet data. In the United States, the VeriSign NetDiscovery Service assists telecommunications service providers in ensuring compliance with real-time legal interception requirements under the Communications Assistance for Law Enforcement Act (CALEA) through a managed service model, significantly minimizing the capital and operational expenditure. VeriSign also assists providers in responding to requests for delivery of subscriber information and historical billing/call detail records. This business relationship represents a major corporate growth initiative for MSGI. By aligning with VeriSign, MSGI will strongly enhance its existing legal interception and video surveillance operations in Italy and, ultimately, across Europe. Specifically, the AONet data center will serve as the backbone for the delivery of MSGI's distribution agreement with Verisign for the promotion and provision of its NetDiscovery application for digital interception. It is expected that the first order under this distribution agreement will commence during October 2005. In addition, AONet International has signed accords with other third parties, such as Interweb, for the promotion and delivery of complementary products and services.

AONet International will also seek to grow through the acquisition of other companies which possess complementary products or services.

Its business model of providing services under long term hosting agreements permits AONet International to calculate contractual backlog of revenues. Currently, customer hosting agreements expire at various dates through 2007. There are no assurances that these contractual backlog revenues will actually be realized by AONet and current agreements may be terminated for reasons beyond the control of AONet.


Excelsa S.p.A. :

Excelsa S.p.A. ("Excelsa") is an Italian leading company in the area of Video Control for security both for the civilian and military segments. Excelsa is also the first company to offer this service over IP. Excelsa was founded in 2000 by a group of entrepreneurs and a technical staff from Italy's Liguria region. The new born company soon became well known for the development of innovative technologies and in a short time acquired a significant share of the market.

In 2003, with the creation of the Real Time Security (RTS) Division, Excelsa became a Business Service Provider (BSP) for Telecom Italia, the leading telecommunications company in Italy. RTS provides video surveillance systems and services that enable remote, centralized monitoring of locations of interest to the user, as well as image storage in secure Internet Data Centers and alarm management.

Through the Public Security Division, Excelsa distributes products and services specifically designed for the Italian Police department, devices for recording telephone calls and for transferring data, as well as audio/video/fax interception equipment.

Excelsa safeguards its position as a high-tech company through the Core Technology Development group. The group's aim is to support the long-term aspects of existing product development and identify new product areas for the future. It also nurtures the technical expertise for emerging technologies and applications.

Excelsa's mission is to provide security, prevention and control in public and private areas through the development of advanced video surveillance systems and the identification of new solutions and services.

Excelsa's Real Time Security platform achieved success in this rejuvenated sector by offering solutions that are unique for the high level of technology applied, as well as for their reliability and flexibility and their ability to be easily configured to meet specific needs.

Excelsa's video solutions can be implemented by integrating existing analog video systems twith the new network video system, allowing access to all of the functionality and benefits offered by digital technology.

Excelsa Audio Logger 2.5 is a system designed to provide a full featured and easy to use tool for intelligence over telephony communications.

MSGI currently holds a 19.5% interest in Excelsa on a fully diluted basis.


Client Base

The Company's potential clients include private and public-sector organizations focused on homeland security, law enforcement, and military and intelligence operations that support anti-terrorism and national security interests, both in the United States and in Europe. The firm's clients will come from a broad range of sectors and industries, and include law enforcement agencies, federal/state/regional agencies and institutions, judicial organizations, oil/gas businesses, commercial properties, banking and financial institutions, hotels, casinos, retail, warehousing and transportation entities, recreational facilities and parks, environmental agencies, industrial firms, loss prevention/investigation agencies, disaster site surveillance firms, bodyguard services, property management, building contractors and construction companies.

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

Facilities

The Company leases all of its real property. Facilities for its headquarters are in New York City and its sales and service offices are located in Washington, DC and Milan, Italy. The Company believes that its remaining facilities are in good condition and are adequate for its current needs. The domestic facilities leases terminate in June and October 2006. The lease for our facility in Milan expires in 2010.. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources are all adequate for its needs through fiscal 2006. At this time, the Company does not require any manufacturing facilities for its operations.

Intellectual Property Rights

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


Employees

At June 30, 2005, the Company and its majority owned subsidiaries employed approximately 67 persons, of whom 64 were employed on a full-time basis. Of these employees 50 were located in Milan Italy. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement, although Italian businesses are required to provide employees certain statutory benefits, including severance type arrangements.

Item 2.  Properties

The Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 15 of Notes to the Company's consolidated financial statements included in this Form 10-K. The company is headquartered in New York City where it maintains approximately 4,540 feet of office space in two locations. We lease approximately 1,840 square feet which is equipped to fully meet the needs of our corporate finance office. The currently lease runs through June 2006 with a monthly rent of $13,000. Our majority owned subsidiary, Innalogic LLC., currently leases approximately 2,700 square feet of office space in New York, NY. The current lease runs through October 2005 with a monthly rent of $5,400. Innalogic LLC has executed a new lease for the property which will run through October 2006 with a monthly rent of $6,500. Our majority owned subsidiary, AONet International S.r.L., currently leases approximately 31,000 square feet of office space in Milan, Italy. The current leased run through April 2010 and January 2011 with a monthly rent of approximately $16,000. AONet International S.r.L. holds an option to renew the lease for an additional 6 year term at the end of the current lease term.

                             Location               Square Feet

              New York, New York                           4,540
                   Milan, Italy                                      31,000

 In addition, the Company is currently leasing approximately 29,400 square feet in New York, which is not being currently utilized. Accordingly, the Company has provide for the future estimated cost of this lease at the time of abandonment in fiscal 2002.

Item 3.  Legal Proceedings


In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Media Services Group, Inc., and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b) of the Securities Act of 1934 and Rule 10(b)(5) promulgated thereunder, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. In December 2003, the action was settled, and stipulations of dismissal with prejudice were filed.

In December 2001, an action was filed by a number of purchasers of preferred stock of WiredEmpire, Inc., a discontinued subsidiary, in the Alabama State Court (Circuit Court of Jefferson County, Alabama, 10 Judicial Circuit of Alabama, Birmingham Division), against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges, among other things, violation of sections 8-6-19(a)(2) and 8-6-19(c) of the Alabama Securities Act and various other provisions of Alabama state law and common law, arising from the plaintiffs' acquisition of WiredEmpire Preferred Series A stock in a private placement. The plaintiffs invested approximately $1,650,000 in WiredEmpire's preferred stock and they were seeking that amount, attorney's fees and punitive damages. On February 8, 2002, the defendants filed a petition to remove the action to federal court on the grounds of diversity of citizenship. In December 2003, action was settled, and stipulations of dismissal with prejudice were filed. The plaintiffs received the value of their investments back and the settlement was covered, in its entirety, by insurance. As a result of the settlement of the two above actions, the Company reversed reserves of approximately $760,860 that had been accrued in connection with such lawsuits for the year ended June 30, 2004.

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



Item 4.  Submission of matters to a vote of security holders

An Annual Meeting of Shareholders was held on February 7, 2005. Four matters were voted upon at the Annual Meeting of Shareholders. Votes were solicited via proxies pursuant to Regulation 14 under the Securities Act of 1934.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol "MSGI." Prior to December 29, 2003, the Company traded under the symbol "MKTG". Prior to July 30, 2001, the Company traded under the symbol "MSGI." The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASDAQ:

                                         Low                     High
Fiscal 2005
                   Fourth Quarter        $5.06                  $7.95
                   Third Quarter          6.30                   9.48
                   Second Quarter         5.99                   9.03
                   First Quarter          3.82                   5.93
Fiscal 2004
                   Fourth Quarter        $1.80                  $7.38
                   Third Quarter          1.44                   2.74
                   Second Quarter          .65                   4.49
                   First Quarter           .62                    .92

On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 9,375,000 shares. The stock split was effective March 9, 2005. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from common stock account to paid-in-capital.

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

In January 2003, the Company redeemed the outstanding shares of certain preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income (loss) attributable to common stockholders for the period ended June 30, 2003.

As of June 30, 2005, there were approximately 1100 registered holders of record of the Company's common stock.


The Company has not paid any cash dividends on any of its capital stock in at least the last six years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2005 have been derived from the Company's audited consolidated financial statements. This financial information should be read in conjunction with management's discussion and analysis (Item 7) and the notes to the Company's consolidated financial statements (Item 8). Due to the evolving nature of our business, the information presented below may not be indicative of future financial condition or results of operations.




                                                                                 Historical
                                                                             Years ended June 30,
                                                                            ----------------------
                                                                    (In thousands, except per share data)

                                                   2001          2002 (8)      2003 (9)        2004 (10)       2005
                                                   -----        --------       -----          -------          -----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues (4)                                    $     --       $     --       $     --        $     --        $    811
Amortization and depreciation
                                                $     --       $     41       $     --        $     --        $    150


Income (loss) from operations                   $ (6,189)      $(11,059)(5)   $ (2.072) (11)  $ (2,335)       $ (6,904)
Income (loss) from continuing operations        $(13,087)(1)   $(11,075)      $ (2,977)       $ (2,087)       $ (6,574)

(Loss) gain from discontinued operations        $(52,696)(2)   $(54,711)(6)   $   (517)(12)   $ (1,224)       $   (181)

Net income (loss)                               $(65,893)      $(65,683)      $ (2,615)(13)   $ (3,311)       $ (6,756)

Net income (loss) available to common
stockholders                                    $(66,492)(3)   $(66,096)(7)   $ 11,356(14)    $ (3,030)(15)   $ (6,872)


Income (loss) per diluted share (16) :
    Continuing operations                       $ (10.91)       $  (7.45)       $   7.39        $  (0.78)       $  (1.94)
Discontinued operations                         $ (28.52)       $ (35.79)       $  (0.23)       $   0.53)       $  (0.05)

    Cumulative effect of change in accounting      10.57)             --           (2.21)             --              --
                                                --------        --------        --------        --------        --------
                                                $ (50.00)       $ (43.24)       $   4.95        $  (1.31)       $  (1.99)


    Weighted average common shares
          Outstanding  - diluted                   1,330          1,528          2,294           2,316           3,460

OTHER DATA:


Net cash used in operating activities:          $ (7,148)      $ (7,433)        $ (4,409)       $ (2,620)        $ (4,086)
Net cash (used in) provided by investing
activities:                                     $   (173)      $     74         $  13,920       $  2,449         $ (4,936)
Net cash provided by (used in) financing
activities:                                     $ 17,609       $ (6,027)        $(12,094)       $  1,445         $  6,800
Net cash (used in) provided by discontinued
operations                                      $(19,222)      $ (56,576)       $   (130)       $    614         $   (237)




                                                                        Historical
                                                                       As of June 30,
                                                                      (In thousands)
CONSOLIDATED BALANCE SHEETS DATA:                 2001       2002        2003        2004       2005
                                                  ----       ----        ----        ----       ----
                                               $    175    $  3,802    $    661    $  2,549   $    118
Cash and cash equivalents
Working capital (deficit)                      $   (735)   $ (1,363)   $ (3,789)   $  1,596   $ (4,664)
Total intangible assets                        $     --    $     --    $     --    $    490   $  3,432
Total assets                                   $ 98,041    $ 47,596    $  7,648    $  5,288   $ 12,098

Total long term debt, net of current portion   $  4,787    $    176    $     --    $     --   $    181

Total stockholders' equity                     $ 68,778    $  1.390    $  3,108    $  2,201   $  4,880

(1) Loss from operations includes a write-down of Internet investments of $7,578 and expenses associated with settlement of litigation of $1,298.

(2) In January 2001, the company sold certain assets of WiredEmpire for a gain of $1,252.

(3) Net loss available to common stockholders includes a cumulative effect of a change in accounting of $14,064 in connection with the adoption of EITF 00-27.

(4) Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") was implemented in fourth quarter 2001. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB 101. See Note 2, "Significant Accounting Policies," for a description of the Company's policies for revenue recognition. The adoption of SAB 101 did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line (considered discontinued operations as of fiscal 2002-2004) are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated and subsequently all such revenue from its list sales and services product line has been reclassified as part of discontinued operations.

(5) Loss from operations includes an impairment write-down of goodwill of $6,500 and a write-down of abandoned leased property of $6,400.

(6) Net loss includes an extraordinary item of $4,859 for a loss on early extinguishments of debt.

(7) Net loss available to common stockholders includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

(8) Effective July 31, 2001, the Company sold Grizzard Communications Group, Inc. The results of operations for Grizzard are no longer included in the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.

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

(10) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(11) Income from operations includes a gain on termination of lease of $3.9 million.

(12) In December 2002, the Company sold certain assets of the Northeast Operations for a loss of $0.2 million

(13) Net loss includes a gain from settlement of lawsuit of $1.0 million and a loss from a cumulative effect of change in accounting of $5.1 million in connection with the adoption of SFAS No. 142 for its former list sales and database marketing and website development and design business.

(14) Net gain / (loss) available to common shareholders contains a gain (deemed dividend) on redemption of preferred stock of $13.9 million.

(15) Net income available to common shareholders includes a gain on redemption of preferred stock of a discontinued operation of $0.3 million

(16) On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective March 9, 2005. On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. During September 2001 the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective October 15, 2001. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse splits and are reflected in this document.

The following is a summary of the quarterly operations for the years ended June 30, 2004 and 2005.



                                                                                     Historical
                                                                                 Quarter ended June 30,
                                                                         (In thousands, except per share data)
                                                                                     (unaudited)

                                                      9/30/2003 (2)  12/31/2003 (2)  3/31/2004 (2) 6/30/2004 (2)
                                                      -------------  --------------  ------------- -------------

Revenues (1)                                           $     -        $      -       $       -     $     -
Loss from operations                                   $  (278)       $   (505)      $    (353)    $ (1,199)
Net income (loss)                                      $   130        $     71       $  (2,549)    $   (963)
Net income (loss) available to common stockholders     $   130        $    352(3)    $  (2,549)    $   (963)
Basic loss per share :
     Continuing operations                             $  (0.13)      $   (0.10)     $   (0.17)    $   (0.41)
     Discontinued operations                               0.19           0.26          (1.00)                -
     Cumulative effect of change in accounting                -               -         -                   -
                                                      --------------------------------------------------------
Basic loss per share                                  $    0.06       $   0.16      $     (1.17)  $     (0.41)
                                                      ========================================================

Diluted loss per share :
     Continuing operations                             $  (0.11)      $   (0.08)     $   (0.17)    $   (0.41)
     Discontinued operations                               0.17             0.22         (1.00)             -
     Cumulative effect of change in accounting                -               -         -                   -
                                                      --------------------------------------------------------
Diluted loss per share                                 $    0.06       $   0.14      $     (1.17)  $    (0.41)
                                                      ========================================================




                                                                                     Historical
                                                                                 Quarter ended June 30,
                                                                         (In thousands, except per share data)
                                                                                     (unaudited)

                                                     9/30/2004      12/31/2004          3/31/2005         6/30/2005
                                                     ---------      ----------         ----------         ---------
Revenues                                            $  150         $     -             $   347            $   316
Loss from operations                                $ (873)        $ (1,142)           $(2,203)           $(2,686)
Net income (loss)                                   $ (775)        $ (1,049)           $(2,214)           $(2,718)
Net income (loss) available to common stockholders  $ (775)        $ (1,049)           $(2,283) (4)       $(2,764) (5)
Basic loss per share:
     Continuing operations                          $    (0.24)    $   (0.32)          $   (0.61)         $ (0.77)
     Discontinued operations                             (0.01)            -                   -            (0.04)
                                                     ---------------------------------------------------------------

Basic loss per share                                 $    (0.25)   $  (0.32)           $  (0.61)          $  (0.81)
                                                     ===============================================================


(1)            Prior periods presented have been restated in accordance with SAB
               104. See Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K. Subsequently, the amounts were reclassified for all periods into discontinued operations.
(2) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices') to SD&A Teleservices, Inc. ('SDA'), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included on the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(3) Includes a gain from the redemption of preferred stock of a discontinued subsidiary of $0.3 million.
(4) Includes an expense for undeclared dividends on preferred stock of $70,000.
(5) Includes an expense for undeclared dividends on preferred stock of $46,000.

Item 7.  Management's Discussion and Analysis

Critical Accounting Policies

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

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:


o Revenue Recognition
o Accounts Receivable
o Goodwill and Intangible Assets
o Long Lived Assets
o Accounting for Income Taxes
o Use of Estimates
o Equity based compensation
o Investments

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

Revenues are reported for the operations of the various subsidiaries of MSGI upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

FDA currently does not have any revenue transactions. Innalogic recognizes sales of its product upon shipment if the above criteria have been met.

Revenue from AONet is mainly service based, consisting principally of specific technical projects and maintenance activities and is either project specific or of a long-term service (e.g., one year) relationship in nature. Short-term projects are generally recognized at the end of the contract when the amounts are billed and the customer has accepted the delivered service.

Other significant contractual arrangements for AONet relate to the maintenance of data backup for customers on a periodic basis. The contractual terms for these types of services varies based on the amount of data space required by the customer and how often the activity occurs. These types of services, including maintenance services, are such that the customer is billed monthly for the service and revenue recognized in the month in which the service is provided. There are certain customers for which several months may be invoiced in advance of providing the service. In those cases, the revenue is deferred until the services have been rendered.

Certain AONet contracts contain penalty clauses, such that if a customer breaks the agreement prior to its termination, the Company is eligible to bill a termination fee to the customer. Revenue on these billings is not recognized until the amounts are collected, as it is not generally considered probable at the time of billing that the full amount will be collected. Contracts do not have upfront or non-refundable payment features.

The adoption of SAB 101 in fourth quarter 2001, did not have a material effect on the Company's consolidated financial position, cash flows, or results of operations. Although net income was not materially affected, the adoption did have an impact on the amount of revenue recorded as the revenue associated with the Company's list sales and services product line (considered discontinued operations in fiscal years 2002 through 2004) are now required to be shown net of certain costs. The Company believes this presentation is consistent with the guidance in Emerging Issues Task Force ("EITF") 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." All prior periods presented have been restated, and subsequently all revenues under such arrangements were reclassified to discontinued operations.

Accounts Receivable
The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer's credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services.

Goodwill and Intangible Assets:

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 effective July 1, 2002. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the telemarketing and teleservices business (See Note 4), the remaining goodwill relating to the telemarketing and teleservices business of approximately $2.3 million was included in loss from discontinued operations for the year ended June 30, 2004.

The Company recognized an impairment charge of approximately $0.5 million during the year ended June 30, 2005. The Company determined the entire value of the goodwill recorded in connection with the Future Developments America, Inc.
(FDA) acquisition was impaired based upon an evaluation of the fair value of FDA in connection with MSGI's purchase of the remaining 49% minority interest equity in FDA on July 1, 2005.



As a result of our purchase of 51% of the equity of AONet International srl, goodwill in the amount of approximately $3.1 million was recorded, representing the excess of the purchase price over the fair value of net assets acquired. No minority interest was recorded in connection with such transaction, as the historical cost basis of the net assets of AONet prior to the acquisition was negative and the minority investor has no continuing funding obligation.

Long-Lived Assets:
Such assets are amortized over their estimated useful life.

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

The Company recorded an asset impairment of $267,840 in the fiscal year ended June 30, 2005. The Company deemed certain assets held by Future Developments America, Inc. ("FDA") as impaired in connection with the MSGI's purchase of the remaining 49% minority interest equity in FDA on July 1, 2005 and based on the analysis of expected future cash flows which was lower than the carrying amount of such assets.

Accounting for Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. AONet files a separate tax return in Italy on an annual basis. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance, valuation of stock options, fair value of net assets acquired and the allowance for doubtful accounts. Actual results could differ from those estimates.

Equity Based Compensation:

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

The Company has elected the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock based awards to non-employees are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling Goods or Services". Under SFAS No. 123, the cost is measured at fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable.

Investments:

The Company accounts for its investments under the cost basis method of accounting if the investment is less than 20% of the voting stock of the investee, or under the equity method of accounting if the investment is greater than 20% of the voting stock of the investee. Investments accounted for under the cost method are recorded at their initial cost, and any dividends or distributions received are recorded in income. For equity method investments, the Company records its share of earnings or losses of the investee during the period. Recognition of losses will be discontinued when the Company's share of losses equals or exceeds its carrying amount of the investee plus any advances made or commitments to provide additional financial support.

An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment's cost and its fair value.

Overview

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

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment based on net tangible assets as of the date of sale. The Company recognized a loss on disposal of discontinued operations of approximately $.9 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred.

On April 10, 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. Further subject to the terms and conditions of the Stock Purchase Agreement, the Company may obtain up to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets are not met by certain target dates as set forth in the Stock Purchase Agreement. On July 1, 2005, MSGI and it's subsidiary FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI.

On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000, pursuant to definitive agreements entered into as of August 18, 2004. Further, subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the amount of $235,886 in the period ended September 30, 2004. The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates. On August 31, 2005, the limited liability agreement was restructured such that the Company obtained 76% ownership interest in Innalogic LLC.

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

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51 percent of Excelsa's issued and outstanding common stock, to acquire 262,500 shares of Excelsa common stock at no additional consideration by MSGI.After giving effect to such issuance, and together with the 66,632 shares of Excelsa common stock already owned by Excelsa, MSGI owns approximately 19.5 percent of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. Excelsa and the signatory stockholders have agreed to anti-dilution protection of MSGI's equity stake, such that MSGI will continue to own no less than 19.5 percent of Excelsa's issued and outstanding shares of common stock through December 31, 2005. The Restructuring and Subscription Agreement provides that a portion of the purchase price paid by MSGI to Excelsa pursuant to the Second Subscription Agreement be used as consideration for Excelsa's agreement to issue the 262,500 shares, such that no additional consideration will be due to Excelsa for those shares, and that the Second Subscription Agreement be terminated effective as of the date of actual issuance of those shares. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method of accounting.

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International srl ("AONet"), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro, of which 600,000 Euro has been paid to date (100,000 Euro on May 17, 2005, 250,000 Euro on June 1, 2005 and 250,000 on October 2, 2005) and the remainder is payable in two equal installments of 250,000 Euro due on each of December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.


Results of Operations Fiscal 2005 Compared to Fiscal 2004

The following financial information relating to fiscal years ended June 30, 2005 continuing operations by business segment provides a framework for our discussion of the results of operations. Note that the Data Center Technologies segment represents 100% of the results of operations of AONet International srl for the one month period ended June 30, 2005 since the date of our acquisition of such business. The security technologies segment represents our domestic operations - Innalogic LLC and FDA.


----------------------------------------- ------------------ ------------------------ --------------------- -----------------
                                          Security           Data Center              Corporate and Other   Total
                                          Technologies       Technologies
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Fiscal 2005
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Net Revenue from external customers
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
   United States                          $    631,480       $               -                -             $    631,480
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
   Italy                                           -                 180,465                   -            $     180,465
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Total revenues                            $    631,480       $       180,465                                $     811,945
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Gross Profit                              $    425,250       $         26,035                               $     451,285
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Selling, general, administrative          $ 3,212,533        $       122,819          $     3,869,814       $  7,205,166
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Depreciation and amortization             $   113,616        $        29,668          $         6,399       $    149,683
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Loss from operations                      $ 2,900,899        $       126,452          $     3,876,213       $  6,903,564
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Segment assets                            $    624,612       $    6,140,034           $     5,334,149       $  12,098,795
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Capital expenditures                      $    214,092                    -           $        35,713       $   249,805
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

As of the year ended June 30, 2005 (the "Current Period"), the Company realized revenues in the amount of approximately $812,000. Sales of Innalogic products for several unique projects commenced in fiscal 2005. One domestic security organization represented a substantial portion of such sales. We expect sales to continue to grow as the technology becomes more well-known and our sales organization increases. Revenues from the data center operations are relatively stable monthly fees. We will be attempting to increase such revenues in fiscal 2006 by improving our sales organization and through the development of relationships such as the Verisign NetDiscovery Service. All revenues generated by previously owned subsidiaries during the fiscal year ended June 30, 2004, (the "Prior Period"), have been reclassified to a single line presentation of Gain or Loss from Discontinued Operations on the Consolidated Statement of Operations.

Costs of goods sold of approximately $361,000 in the Current Period consisted primarily of the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer, and also includes direct costs related to the provision of services, including allocations of direct and indirect labor costs, facility rental, and utilities for the AONet subsidiary. All costs of goods sold recognized by previously owned subsidiaries during the fiscal year ended June 30, 2004, (the "Prior Period"), have been reclassified to a single line presentation of Gain or Loss from Discontinued Operations on the Consolidated Statement of Operations.

Research and development expenses of approximately $180,000 in the Current Period increased by approximately $12,000 or 7% over research and development expenses of approximately $168,000 in the Prior Period. The Company recognized research and development costs associated with certain product development activates in its Future Developments America, Inc subsidiary. As a result of our renegotiation of our relationship with the founders of FDA, we do not expect to incur research and development costs for that business in the future. We may invest in research and development projects for our other operations.

Salaries and benefits of approximately $1.7 million in the Current Period increased by approximately $1.3 million or 317% over salaries and benefits of approximately $410,000 in the Prior Period. Salaries and benefits increased due to an increase in headcount as a result of acquisitions of new majority owned operations (approximately $700,000 at Innalogic for the ten months of operations in this period and $71,000 for AONet for the one month of operations in this period) as well as increased headcount as a result of newly hired corporate support personnel.


The Company recognized non-cash employee compensation expenses of approximately $1.7 million in the Current Period with no comparable expense in the Prior Period primarly in recognition of the fair market value of stock options granted to certain employees and directors granted at an exercise price below market value at the measurement date as accounted for under Accounting Principles Board No. 25.

Selling, general and administrative expenses of approximately $2.8 million in the Current Period increased by approximately $1.4 million or 100% over comparable expenses of $1.4 million in the Prior Period. The increase is due primarily to the acquisition of new operations (approximately $470,000 at Innalogic for the ten months of operations in this period and $52,000 for AONet for the one month of operations in this period) during the Current Period, and increased travel, marketing and business development in connection with the completion of the recent acquisitions and subsequent integration. Professional fees and insurances also increased as a result of the expansion of our operations.

During the Current Period the Company recognized a goodwill impairment charge of $490,000 as a result of entering into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") on July 1, 2005 with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. ("FDA") held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. Previously booked goodwill associated with the Company's original investment in FDA was deemed impaired as of June 30, 2005 as a result of the transaction.

During the Current Period the Company recognized an other asset impairment charge of approximately $268,000 as a result of entering into the same Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") on July 1, 2005 with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas. Subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. Previously inventory and fixed asset balances associated on the balance sheet of FDA were deemed impaired as of June 30, 2005 as a result of the transaction.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $150,000 as a result of purchasing fixed assets and acquiring for Innalogic and AONet, whereas the Company had substantially no depreciable or amortizable assets in the Prior Period.

Interest income of approximately $99,000 in the Current Period decreased by approximately $21,000 or 18% over interest income of approximately $120,000 in the Prior Period. Net interest income decreased primarily due to a decrease in average cash balances during the Current Period.

Interest expense of approximately $79,000 million in the Current Period decreased by approximately $18,000 or 19% over interest expense of approximately $97,000 in the Prior Period. Interest expenses decreased primarily due to decreased balances in notes payable and in a decrease in imputed interest expenses on payments made for an abandoned property lease. This was partially offset by interest on debt acquired as a result of the acquisition of AONet.

During the Current Period the Company recognized a gain on an early termination of a lease of a discontinued operation of approximately $70,000. The property lease for the former subsidiary WiredEmpire, Inc. was terminated and previously booked reserves for abandoned properties were reversed against the cash settlement paid.

The net provision for income taxes of approximately $17,000 in the Current Period increased by approximately $7,000 over net provision for income taxes of approximately $10,000 from the Prior Period, primarily due to an Italian income tax on AONet's results of operations. In addition, the Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations item of approximately $6.6 million in the Current Period increased by $4.5 million over a comparable loss of $2.1 in the Prior Period.

The loss from discontinued operations of approximately $181,000 in the Current Period are the primarily result of trailing expenses related to the sale of MKTG Teleservices, Inc. Of this loss, approximately $75,000 is due to the negotiation of an early payment to MSGI of a note receivable by the purchaser of MKTG Teleservices and approximately $59,000 is due to a transfer fee for certain operational software licenses. The loss from discontinued operations in the Prior Period are the results of loss incurred during the respective periods from MKTG Teleservices, Inc. and the Northeast Operations which have been sold.

In connection with the sale of MKTG Teleservices, Inc., the Company realized a loss on disposal of discontinued operations of approximately $1.0 million in the Prior Period. The loss primarily results from the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments.

As a result of the above, net loss of approximately $6.8 million in the Current Period increased by approximately $3.5 million over comparable net loss of $3.3 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $116,000. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock.

In the Prior Period the Company recognized a gain on redemption of preferred stock of a discontinued operation of approximately $281,000 and is reflected in net income/(loss) attributable to common stockholders during the Prior Period.

As a result of the above, net loss attributable to common shareholder of approximately $6.9 million in the Current Period increased by approximately $3.9 million over comparable net loss of $3.0 million in the Prior Period.

Results of Operations Fiscal 2004 Compared to Fiscal 2003

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

The Company recognized research and development expenses of approximately $168,000 during the Current Period. The Company recognizes research and development costs associated with certain product development activates in its Future Developments America, Inc subsidiary. There were no associated research and development expenses in the Prior Period.

Salaries and benefits of approximately $410,000 in the Current Period decreased by approximately $333,000 or 45% over salaries and benefits of approximately $743,000 in the Prior Period. Salaries and benefits decreased due to decreased headcount in certain areas of the Company. In connection with a reduction in the workforce during the Prior Period, corporate head count was reduced from seven to three. In February 2003, certain compensation arrangements were modified. The Chief Executive Officer voluntarily forgave part of his base compensation to effect a reduction of approximately 30% to $350,000. The chief Executive Officer has also deferred payment of all of his base compensation for the fourth quarter of the Current Period. The Chief Accounting Officer also forgave part of her base compensation to effect a reduction of approximately 30% and $125,000 per year and in addition, due to medical reasons resigned as Chief Accounting Officer of the Company in March 2003. The Chief Executive Officer assumed the duties as the Chief Accounting Officer until such a replacement was elected in December 2003.

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

During the Current Period the Company recognized a consulting expense on option grants of approximately $377,000 related to the issuing of 120,000 options to a third party for consulting fees, which were vested immediately. There were no such expenses in the Prior Period.

Gain on termination of lease of approximately $3.1 million in the Prior Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of approximately $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant and then the Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

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

Interest income of approximately $120,000 in the Current Period decreased by approximately $61,000 or 34% over interest income of approximately $181,000 in the Prior Period. Net interest income decreased primarily due to the a decrease in average cash balances during the Current Period.

Interest expense of approximately $97,000 million in the Current Period decreased by approximately $97,000 or 50% over interest expense of approximately $194,000 in the Prior Period. Interest expenses decreased primarily due to decreased balances in notes payable.

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

As a result of the above, loss from continuing operations item of $2.1 million in the Current Period increased by $4.7 million over comparable income of $3.0 in the Prior Period.

The loss from discontinued operations of approximately $212,000 and $296,000 in the Current and Prior Periods, respectively, are the results of loss incurred during the respective periods from MKTG Teleservices, Inc. and the Northeast Operations which have been sold.

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

In the Current Period the Company recognized a gain on redemption of preferred stock of a discontinued operation of approximately $281,000 and is reflected in net income/(loss) attributable to common stockholders.

In the Prior Period the Company recognized a gain on redemption of preferred stock of approximately $14.0 million and is reflected in net income/(loss) attributable to common stockholders. The gain is a result of the difference between the consideration paid for redemption of a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million and the carrying value of the preferred stock which was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million

As a result of the above, net loss attributable to common shareholder of approximately $3.0 million in the Current Period increased by approximately $14.4 million over comparable net income of approximately $11.4 million in the Prior Period.

Capital Resources and Liquidity

Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions, and its credit facilities. At June 30, 2005, the Company had cash and cash equivalents of $118,465. As of June 30, 2005, our auditors have included a going concern uncertainty paragraph in their reports for both the consolidated company and AONet International Srl on a stand alone basis. This was based upon the recurring losses, insufficient revenue base and significant volume of liabilities at such time. On July 14, 2005, the Company completed and closed on a $3 million Private Placement with a NY-based investor group. The Company believes that this financing, combined with funds on hand and projected sales will meet their current working capital requirements and enable the Company to meet interest and debt obligations including those of the Callable Secured Notes and payments due to acquire our interest in AONet for the next twelve months. A significant amount of funds have been invested in new and emerging companies, and we believe it will require an integration period before their operations generate sufficient cash flows to pay their obligations. The AONet facility was principally acquired as a base of operations and data center for the Company's newly established legal interception business; and the financial benefit of this activity is expected to occur in the beginning of 2006.


The Company realized a loss from continuing operations of approximately $6.6 million in the Current Period. Cash used in operating activities from continuing operations was approximately $4.0 million. Net cash used in operating activities principally resulted from the loss from continuing operations in addition to increases in accounts receivables and inventories offset by an increase trade accounts payable and accrued liabilities in the Current Period, resulting from the growth of the business and cash flow constraints. The Company realized a loss from continuing operations of approximately $2.1 million in the Prior Period. Cash used in operating activities from continuing operations was approximately $2.6 million. Net cash used in operating activities principally resulted from the loss from continuing operations in addition to decreases in accrued liabilities offset by an increase trade accounts payable and decrease to other current assets in the Current Period.

In the Current Period, net cash of approximately $4.9 million was used investing activities consisting primarily of the purchase of an investment in Excelsa of $4.1 million, the cash used in the acquisition of AONet of approximately .7 million and purchases of property and equipment of 250,000. In the Prior Period, net cash of approximately $2.4 million was provided by investing activities consisting primarily of the proceeds from the sale of MKTG Teleservices, Inc.

In the Current Period, net cash of approximately $6.8 million was provided by financing activities. Net cash provided by financing activities consisted primarily of proceeds from the issuance of Convertible Preferred Series F stock of $2.7 million and the issuance of common stock of $3.8 million. In the Prior Period, net cash of approximately $1.4 million was provided by financing activities, consisting primarily of proceeds from the issuance of common stock and a short-term related party note payable.

In the Current Period net cash of approximately $237,000 was used in discontinued operations. In the Prior Period, net cash of $0.6 million was provided by discontinued operations.

Our contractual obligations are summarized in the table below


                                                                                    Payments Due
                                                                                   (In thousands)
                                                       ------------------------------------------------------------------------
                                                                   ------------------------------------------------------------
     Contractual Obligations                              Total       Less than        1 - 3          3 - 5        More Than
                                                                       1 year          years          years         5 years
     ------------------------------------------------  ------------- ------------ ---------------- ------------- --------------




     Operating leases                                         2,519          674            1,390           455              -
     Purchase obligations - related party                       917          917                --             --            -
     Other purchase obligations                                 422          242              180             --             -




Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, as of June 30, 2005 are as follows:

            Rent Expense

       2006    673,600
       2007    476,300
       2008    456,800
       2009    456,800
       2010    435,100
Thereafter      20,000
            ----------
            $2,518,600
            ==========

Of such lease commitments, $1.2 million is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

Debt:

In March 2004, in connection with the sale of the MKTG Teleservices, Inc. operations, the Company repaid approximately $.2 million balance of one credit facility and terminated the relationship with the credit provider. The Company no longer has any debt related to credit facilities on its balance sheet as of June 30, 2005.

The Company's majority owned subsidiary, AONet, is completely financed with short-term debt from Italian banks. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at June 30, 2005. (See Note 10). At June 30, 2005, AONet had overdrafts of approximately $545,000 from a total availability of approximately $688,000. A portion of these facilities are guaranteed by the former majority shareholder and/or managing director of AONet. On September 30, 2005, AONet paid approximately $168,000 of overdue withholding taxes relating to 2004 by increasing its overdraft facility with the bank for the same amount. The new bank debt is due within one year.

The Company is required to withhold income taxes from direct employees' payroll and remit these amounts to the applicable governmental entity. The Company is also required to pay social security taxes, as well as withhold and remit the employee portion of these taxes to the government. As of June 30, 2005, AONet had not paid any amounts to these such governmental agencies since April of 2004. The accrued amounts also include approximately $0.1 million of penalties and interest, assessed based on the applicable rates used by the governmental entities for late payments. AONet has approached the Italian Social Security department to discuss the fact that payments of employee withholdings are in arrears. No final determinations related to a possible payment plan or settlement has been reached, therefore, the full amount of the taxes withheld and the related interest and penalties have been recorded. (See Note 11)

During June of 2005, AONet, through its affiliate Nexo, exercised an option agreement with a third party and purchased the data center for approximately $422,300. The data center has been recorded in these financial statements of AONet at its cost of approximately $422,300 and a corresponding note payable has been booked. (See Note 14)

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro ( of which 350,000 Euro has been paid through June 30,,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a)
2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.

Preferred Stock:

Series E
On February 24, 2000 the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 30,648 shares of common stock for proceeds of approximately $29.5 million, net of approximately $0.5 million of placement fees and expenses. The preferred stock was convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provided for liquidation preference under certain circumstances and accordingly had been classified in the mezzanine section of the balance sheet. The preferred stock had no dividend requirements.

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

In January 2003, the Company redeemed the outstanding shares of the preferred stock for a cash payment of approximately $6.0 million and the issuance of 181,302 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003. As of June 30, 2003, all Series E preferred stock had been converted or redeemed.

Series F
On November 10, 2004 the Company entered into and closed on definitive agreements with certain strategic investors for the purchase of 9,375 shares of Series F Convertible Preferred Stock at $320.00 per share for gross proceeds of approximately $3 million. On an as converted basis, the Series F Convertible Preferred Stock in this transaction equates to approximately 461,538 shares of Common Stock at a price of $6.50 per share. In connection with the issuance of the preferred stock, warrants were be issued to the investors to purchase approximately 230,770 shares of Common stock at an exercise price of $8.125 per share. Also, in connection with the issuance of the preferred stock, warrants will be issued to the placement agent to purchase approximately 27,692 shares of Common Stock at an exercise price of $6.50. Purchasers were also be granted five year warrants to purchase the number of shares of Common Stock equal to 0.50 multiplied by the number of Series F Convertible Preferred Stock purchased multiplied by the 49.23076 conversion rate, at an exercise price equal to 25% above the conversion price of the Series F Convertible Preferred Stock. The placement agent was granted five year warrants to purchase the number of shares of Common Stock equal to 6% of the number of Series F Convertible Preferred Stock sold multiplied by the conversion rate of 49.23076, at an exercise price equal to the conversion price of the Series F Convertible Preferred Stock. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock.

On June 6, 2005, the Company filed a registration statement on Form S-3 in order to register the shares of the Company's common stock underlying the Series F Convertible Preferred Stock. As a result of filing the registration statement later than 180 days past the November 10, 2004 closing date of the definitive agreements for the purchase of the Series F Convertible Preferred Stock, per the terms of definitive agreements the Company issued approximately 469 additional shares of Series F Convertible Preferred Stock as a penalty. These additional shares carry all rights of the original shares issued. The registration statement became effective on July 21, 2005.

8% Convertible Debt:

On July 13, 2005, MSGI Securities Solutions, Inc ("MSGI" or the "Company") closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The instrument requires repayment over 36 months with a maximum of 8% interest per annum. Repayment shall be in cash or in registered shares of common stock. The monthly amortization shall commence 90 days after closing according to a 33-month amortization schedule. At the Investor's option, the note may be repaid upon the issuance of common stock at the conversion price; otherwise all payments must be in cash. The Conversion price shall be equal to 75% of the initial market price, which was $6.56. The interest rate resets to zero for any monthly period in which the stock price is greater than 125% of the initial market price. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. The Company received $2 million in gross proceeds upon closing, and will receive an additional $500,000 upon filing of the registration statement relating to this offering, and $500,000 upon the effectiveness of such registration statement. The Company also issued warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share. The placement agent received warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share and a fee equal to 7% of the aggregate offering. The Company has not yet calculated the effect of the beneficial conversion feature of this instrument.


Discontinued Operations:

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

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations
- an Interpretation of FASB Statement No. 143" ("FIN 47"). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption will have a material effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29" ("SFAS 153"). This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS 153 to have an impact on our financial condition or results of operations.

In May 2005, the FASB issued FASB Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and
(2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.


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


Item 7 (a).  Quantative and Qualitative Disclosure about Market Risk

As of June 30, 2005, MSGI has liabilities due, through its Italian subsidiary AONet, to various vendors and creditors which are payable in Euros. There may be a risk to MSGi associated with volatility of currency exchange rates over time. MSGI has obtained certain debt instruments bearing fixed interest rates. There may be risk associated with the interest rates applied to these debt instruments, should the rates drop significantly above/ below the fixed price.

Item 8 - Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9 (a) - Controls and Procedures

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

Disclosure Controls and Internal Controls. As provided in Rule 13a-14 of the General Rules and Regulations under the Securities and Exchange Act of 1934, as amended, Disclosure Controls are defined as meaning controls and procedures that are designed with the objective of insuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, designed and reported within the time periods specified by the SEC's rules and forms. Disclosure Controls include, within the definition under the Exchange Act, and without limitation, controls and procedures to insure that information required to be disclosed by us in our reports is accumulated and communicated to our management, including our CEO and principal financial officer, as appropriate to allow timely decisions regarding disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements inconformity with generally accepted accounting principles.

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

On October 13, 2004, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), informed us and our Audit Committee of the Board of Directors that in connection with their review of our financial results for the fiscal year ended June 30, 2005, AP&M had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) summarized as follows:
o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions.
o the limited size of the accounting department makes it impracticable to achieve an optimum separation of duties,especially with the Company's continued growth and the increased demands of public reporting information.
o There are no formal documented closing and reporting calendar and checklists
o There are no uniform policies with respect to the accounting policies utilized by all subsidiaries
o The Whistleblower policies should be desceminated to all employees worldwide
o There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes, especially as the company continues its growth and expansion overseas


Reconta Ernst & Young, auditors of the operations of AONet International Srl indicated numerous material weaknesses in the internal controls of such operations summarized as follows: o a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the subsidiary's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant routine and non-routine transactions,
o insufficient identification and documentation of related party transactions o insufficient controls to monitor the timely and proper payment of taxes and other bills.
o In addition, the limited size of the accounting department makes it impracticable to achieve an optimum separation of duties, especially with the Company's continued growth and the increased demands of public reporting information. The impact of the above condition was relevant to the current period only and did not affect the results of this period or any prior periods.

It is the Company's intention to increase the staffing levels of the accounting department as the rebuilding efforts currently undertaken continue and the demands on the accounting staff increase. The Company has already installed an American finance director at the AONet facility in Milan and is currently recruiting additional support staff for the Corporate finance department in New York.

In accord with SEC requirements, our CEO and principal financial officer each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses. except for the acquisition of AONet International Srl on June 1, 2004, which operation had not been accustom to the requirements of a formal internal control structure .

Conclusions. Based upon the Controls Evaluation, our CEO and principal financial officer have each concluded that, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer, particularly during the periods when our periodic reports are being prepared and as of the fiscal reporting period ended June 30, 2005. Our CEO and principal financial officer also concluded that our Disclosure Controls are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures.


PART III

The information required by this Part III (items 10, 11, 12, 13 and 14) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Part IV

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a)(1) Financial statements - see "Index to Financial Statements" on page 28.
(2) Financial statement schedules - see "Index to Financial Statements" on page 28.
2.1 Agreement and Plan of Merger By and Among MKTG Services, Inc.,
GCG Merger Corp., and Grizzard Advertising, Inc. (m)
2.2 Stock Purchase Agreement by and between Omnicom Group Inc. and
MKTG Services, Inc.
(3) Exhibits:


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

10.13  Promissory note (o)
10.14  Warrant Agreement (o)
10.15  Second Amendment (p)
10.16  Warrant Agreement between Marketing Services Group, Inc. and Marshall
           Capital Management, Inc. (q)
10.17  Warrant Agreement between Marketing Services Group, Inc. and RCG
           International Investors, LDC. (q)
10.18  Registration Rights Agreement by and Among The Company, RCG International
           Investors, LDC and Marshall Capital Management, Inc. (q)
10.19  Securities Purchase Agreement by and Among The Company, RCG International
           Investors, LDC and Marshall Capital Management, Inc. (q)
10.20  Credit Agreement Among Grizzard Communications, Inc. and Paribas (s)
10.21  Firstream Letter Agreement (b)
10.22  Steven Killeen Termination Agreement (b)
10.23  Standstill Agreement between MKTG Services, Inc. and Castle Creek
           Technology Partners LLC (u)
10.24  Standstill Agreement between MKTG Services, Inc. and RCG International
           Investors LDS (u)
10.25  Letter Amendment to Standstill Agreement between MKTG Services, Inc. and
           Castle Creek Technology Partners LLC(v)
10.26  Letter Amendment Standstill Agreement between MKTG Services, Inc. and RCG
           International Investors, LDS(v)
21     List of Company's subsidiaries (a)
22     Consent of Amper, Politziner & Mattia (a)
23     Consent of PricewaterhouseCoopers LLP (a)
24     Certification pursuant to section 906 of the Sarbanes-Oxley Act of
         2002(a)

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

                          MSGI SECURITY SOLUTIONS, INC.
                                  (Registrant)

                                        By:/s/ J. Jeremy Barbera
                                           ------------------------
                                          J. Jeremy Barbera
                                          Chief Executive Officer

                                        By: /s/ Richard J. Mitchell III
                                           ------------------------
                                          Richard J. Mitchell III
                                          Chief Accounting Officer
                                          and Principle Financial Officer
Date:  October 13, 2005


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

Signature                              Title                                              Date
------------------------------         -------------------------------------------        --------------------

/s/ J. Jeremy Barbera                  Chairman of the Board and Chief Executive          October 13, 2005
-------------------------------
J. Jeremy Barbera                      Officer (Principal Executive Officer)



/s/ John T. Gerlach                    Director                                           October 13, 2005
-------------------------------
John T. Gerlach

/s/ Seymour Jones                      Director                                           October 13, 2005
-------------------------------
Seymour Jones


/s/  Joseph Peters                     Director                                           October 13, 2005
-------------------------------
Joseph Peters


/s/  David Stoller                      Director                                           October 13, 2005
-------------------------------
David Stoller



                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 14]





   (1)   FINANCIAL STATEMENTS:                                            Page
         Report of Independent Registered Public Accounting Firm            46

         Report of Independent Accountants                                  47

         Consolidated Balance Sheets as of June 30, 2005 and
             June 30, 2004                                                  48

         Consolidated Statements of Operations
             Years Ended June 30, 2005, 2004 and 2003                      49-50

         Consolidated Statement of Stockholders' Equity
             Years Ended June 30, 2005, 2004 and 2003                      51-52

         Consolidated Statements of Cash Flows
             Years Ended June 30, 2005, 2004 and 2003                       53

         Notes to Consolidated Financial Statements                       54-81

Financial Statement Schedule
  			  Schedule II - Valuation and Qualifying Accounts                      80





                Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
MSGI Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of MSGI Security Solutions, Inc. (formerly Media Services Group, Inc.) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of AONet International S.r.l. (an entity in which the Company acquired a 51% ownership on June 1, 2005), as of June 30, 2005 and for the one-month then ended, which statements reflect total assets constituting 14 percent of the consolidated assets of the Company as of June 30, 2005 and which statements reflect total revenues of 22 percent of consolidated revenue of the Company for the year ended June 30, 2005. Those financial statements have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for AONet International S.r.l., it is based solely on their report.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the three fiscal years ended June 30, 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, and has a significant deficit in working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedule listed under Item 15. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

As discussed in Note 2 to the consolidated financial statements, during the year ended June 30, 2003 the Company changed its method of accounting for goodwill in accordance with the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and other intangible assets."


/s/ Amper, Politziner & Mattia P.C.
-----------------------------------
October 12, 2005
Edison, New Jersey

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors of
MSGI Security Solutions, Inc

We have audited the accompanying consolidated balance sheet of AONet International S.r.l. as of June 30, 2005, and the the related statement of operations, quotaholders' deficit, and cash flows for the one month ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AONet International S.r.l. as of June 30, 2005, and the consolidated results of its operations and its cash flows for the one month ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that AONet International S.r.l. will continue as a going concern. As more fully described in Note 1, the Company has recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Reconta Ernst & Young S.p.A.
--------------------------------

Milan, Italy
October 7, 2005



                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND 2004



ASSETS                                                                             2005            2004
------                                                                             ----            ----
Current assets:
    Cash and cash equivalents                                                 $     118,465  $   2,548,598
    Accounts receivable, net of allowances of $215,700                              838,139            -
    Accounts receivable - related party                                              61,456            -
    Stock subscription receivable                                                       -          600,000
    Inventory                                                                        49,781            -
    Other current assets                                                            238,139        208,293
                                                                              -------------  -------------
      Total current assets                                                        1,305,980      3,356,891
Investments in Excelsa S.p.A                                                      4,063,077            -
Property and equipment, net                                                       2,136,190          5,130
Goodwill                                                                          3,108,471        490,000
Intangible assets, net                                                              323,739            -
Note receivable                                                                         -          300,000
Related party note receivable                                                     1,139,687      1,120,013
Other assets                                                                         21,651         15,700
                                                                              -------------  -------------
        Total assets                                                          $  12,098,795  $   5,287,734
                                                                              =============  =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                            $     544,799   $        -
    Accounts payable-trade                                                        1,205,490        381,722
    Accounts payable-related party in Italy                                         538,906            -
    Accrued expenses and other current liabilities                                3,439,704        748,603
    Note payable - shareholder                                                          -          500,000
    Net liabilities of discontinued operations                                          -          130,742
    Current portion of long-term obligations                                        241,320            -
                                                                              -------------  -------------
        Total current liabilities                                                 5,970,219      1,761,067

Long-term debt, net of current portion                                              180,990            -
Other liabilities                                                                 1,066,881      1,070,570
                                                                              -------------  -------------
        Total liabilities                                                         7,218,090      2,831,637
                                                                              -------------  -------------

Minority interest in subsidiary                                                         -          255,517

Stockholders' equity:
      Convertible preferred stock - $.01 par value; 18,750 shares authorized;
          9,844.8 shares of Series F issued and outstanding (liquidation
          preference $3,266,535) at June 30, 2005                                        98            -
    Common stock - $.01 par value; 9,375,000 authorized; 3,849,540 and
        3,060,186 shares issued; 3,831,878 and 3,042,524 shares outstanding
            as of June 30, 2005 and 2004, respectively                               38,495         30,602
    Additional paid-in capital                                                  233,344,128    222,642,710
      Deferred compensation                                                      (1,301,974)           -
      Accumulated deficit                                                      (225,835,306)  (219,079,022)
      Accumulated other comprehensive income                                         28,974            -
Less:  17,662 shares of common stock in treasury, at cost                        (1,393,710)    (1,393,710)
                                                                              -------------  -------------
        Total stockholders' equity                                                4,880,705      2,200,580
                                                                              -------------  -------------
        Total liabilities and stockholders' equity                            $  12,098,795  $   5,287,734
                                                                              =============  =============

The accompanying notes are an integral part of these Consolidated Financial Statements.


                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                        2005           2004          2003
                                                        ----           ----          ----

Revenues                                              $    811,945      $    -         $   -

Cost of revenue                                            360,660           -             -
                                                      ------------  ------------  ------------
Gross profit                                               451,285           -             -

Operating costs and expenses:
    Salaries and benefits                                1,734,301       409,919       743,359
    Research and development                               180,436       167,940           -
    Non cash compensation                                1,774,062           -             -
    Selling, general and administrative                  2,758,527     1,379,824     1,090,292
    Consulting expense on options grants                       -         377,363           -
    Gain on termination of lease                               -             -      (3,097,387)
    Goodwill impairment                                    490,000           -             -
    Other asset impairment                                 267,840           -             -
    Depreciation and amortization                          149,683           -             -
                                                      ------------  ------------  ------------
       Total operating costs and expenses                7,354,849     2,335,046    (2,071,736)
                                                      ------------  ------------  ------------
Income (loss) from operations                           (6,903,564)   (2,335,046)    2,071,736
                                                      ------------  ------------  ------------
Other income (expense):
    Gain on legal settlement                                   -             -         965,486
    Gain on early termination of lease of
          a discontinued operation                          70,300           -             -
    Interest income                                         99,081       119,566       181,087
    Interest expense                                       (79,173)      (96,641)     (194,017)
                                                      ------------  ------------  ------------
       Total other income                                   90,208        22,925       952,556

Minority interest in subsidiary                            255,517       234,483           -

Income (loss) from continuing operations
         before provision for income taxes              (6,557,839)   (2,077,638)    3,024,292
    Provision for income taxes                              17,114         9,780        47,589
                                                      ------------  ------------  ------------
    Income (loss) from continuing operations            (6,574,953)   (2,087,418)    2,976,703

Discontinued operations:
       Loss from discontinued operations                  (181,331)     (211,613)     (296,138)
       Loss from disposal of discontinued operations           -      (1,012,114)     (220,396)
                                                      ------------  ------------  ------------
    Loss from discontinued operations                     (181,331)   (1,223,727)     (516,534)
                                                      ------------  ------------  ------------
Cumulative effect of change in accounting principle            -             -      (5,075,000)
                                                      ------------  ------------  ------------
Net loss                                                (6,756,284)   (3,311,145)   (2,614,831)
                                                      ------------  ------------  ------------
Gain on redemption of preferred stock                          -             -      13,970,813
Gain on redemption of preferred stock of discontinued
    subsidiary                                                 -         280,946           -

Undeclared dividends on preferred stock                    116,199           -             -
                                                      ------------  ------------  ------------
Net income (loss) attributable to common stockholders $ (6,872,483) $ (3,030,199) $ 11,355,982
                                                      ============  ============  ============

The accompanying notes are an integral part of these Consolidated Financial Statements.





                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003


                                                                         2005     2004         2003
                                                                         ----     ----         ----
Basic earnings (loss) per share:
               Continuing operations                                 $  (1.94)   $(0.78)      $8.67
               Discontinued operations                                  (0.05)    (0.53)      (0.27)
               Cumulative effect of change in accounting principle         -          -       (2.59)
                                                                        -----      -----      -----
           Basic earnings (loss) per share                             $(1.99)   $(1.31)      $5.81
                                                                        =====     =====       =====
           Diluted earnings (loss) per share:
               Continuing operations                                   $(1.94)   $(0.78)      $7.39
               Discontinued operations                                  (0.05)    (0.53)      (0.23)
               Cumulative effect of change in accounting principle         -         -        (2.21)
                                                                        -----     -----       -----
           Diluted earnings (loss) per share                           $(1.99)   $(1.31)      $4.95
                                                                        =====     =====       =====



Weighted average common shares outstanding - basic                   3,459,854   2,315,784  1,954,172
                                                                     =========   =========  =========
Weighted average common shares outstanding - diluted                 3,459,854   2,315,784  2,293,886
                                                                     =========   =========  =========


The accompanying notes are an integral part of these Consolidated Financial Statements

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003




                                                                                               Additional
                                              Common Stock                 Preferred Stock       Paid-in         Deferred
                                          Shares         Amount         Shares        Amount     Capital      Compensation
                                          -----------------------------------------------------------------------------------
Balance June 30, 2002                    1,680,258         $16,803         -          -         $229,890,786         -
                                         ====================================================================================

Shares issued upon conversion
   of  Series E Preferred Stock              159,534          1,595                                501,758
Comprehensive loss:
Redemption of Series E
   Preferred Stock                           362,604          3,626                               (10,145,321)
Net  loss


Total comprehensive income
-----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                     2,202,396         $ 22,024      -     -               $ 220,624,586              -
=============================================================================================================================

Cancellation of minority interest in
   preferred stock of discontinued
   subsidiary                                                                                     280,946
Shares issued  upon cashless exercise
    of warrants                              407,790               4,078                          (4,078)
Shares issued in connection with
   private placement of common stock, net
   of stock issuance costs of $84,000        450,000               4,500                          1,711,500
Options used in connection with
    consulting  fees                                                                                377,363
Adjustment of fees associated
   with redemption of Series E
   Preferred Stock                                                                                   29,756
Comprehensive loss:
Net loss
 Total comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                      3,060,186            $  30,602        -        -      $ 222,642,710             -
-----------------------------------------------------------------------------------------------------------------------------

  Shares issued in connection with
    private placement of common stock
    net of stock issuance costs of $16,000     50,000               500                              183,500
  Shares issued in connection with
     the acquisition of Innalogic LLC         100,000             1,000                             470,772
  Exercise of stock options                   120,000             1,200                             718,800
  Shares issued in connection with private
     placement of Series F preferred stock,
      net of issuance costs of $253,066                                       9,844        98      2,746,720
  Shares issued in connection with private
     placement of common stock, net of
     stock issuance costs of $ 219,029        419,354               4,193                          3,028,476
  Grant of stock
options                                                                                           (2,840,150)       2,840,150
  Amortization of deferred
compensation                                                                                                       (1,538,176)
  Shares issued in connection with the
    acquisition of AONet International Srl
    net of stock issuance costs of $50,000   100,000               1,000                             723,000
  Cash payment for redemption of equity
     of Innalogic                                                                                  (10,000)
Comprehensive Loss
  Foreign currency translation
adjustment
  Net loss
  Total comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                     3,849,540               $38,495       9,844      $98   $ 233,344,128     (1,301,974)
=============================================================================================================================



The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003





                                                                    Accumulated
                                                Other                 Other
                                            Comprehensive        Comprehensive      Accumulated       Treasury Stock
                                               Income(Loss)    Income / (Loss)     Deficit           Share   Amount          Totals
                                          ------------------------------------------------------------------------------------------
Balance June 30, 2002                             -                   -       $ (227,123,859)    (17,662)   $(1,393,710)  $1,390,020
                                         ===========================================================================================

Shares issued upon conversion
   of  Series E Preferred Stock                                                                                              503,353
Comprehensive loss:
Redemption of Series E
   Preferred Stock                            $13,970,813                        13,970,813                                3,829,118
Net  loss

                                              (2,614,831)                        (2,614,831)                             (2,614,831)
                                              -----------
Total comprehensive income                    $11,355,982                                                                      -
                                              ===========
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                              -                          $(216,145,240)   (17,662)    (1,393,710)   $3,107,660
====================================================================================================================================

Cancellation of minority interest in
   preferred stock of discontinued
   subsidiary                                                                                                              280,946
Shares issued  upon cashless exercise
    of warrants                                                                                                                  -
Shares issued in connection with
   private placement of common stock, net
   of stock issuance costs of $84,000                                                                                    1,716,000
Options used in connection with
    consulting  fees                                                                                                       377,363
Adjustment of fees associated
   with redemption of Series E
   Preferred Stock                                                                                                          29,756
Comprehensive loss:
Net loss                                      $(2,933,782)                    (2,933,782)                               (2,933,782)
                                              -----------
 Total comprehensive loss                     $ (2,933,782)
                                              ===========
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                                  -           -         $(219,079,022)    (17,662)   $(1,393,710)   $ 2,200,580
------------------------------------------------------------------------------------------------------------------------------------

  Shares issued in connection with
    private placement of common stock
    net of stock issuance costs of $16,000                                                                                184,000
  Shares issued in connection with
     the acquisition of Innalogic LLC                                                                                    471,772
  Exercise of stock options                                                                                              720,000
  Shares issued in connection with private
     placement of Series F preferred stock,
      net of issuance costs of $253,066                                                                                 2,746,818
  Shares issued in connection with private
     placement of common stock, net of
     stock issuance costs of $ 219,029                                                                                  3,032,669
  Grant of stock
options                                                                                                                      -
  Amortization of deferred
compensation                                                                                                           (1,538,176)
  Shares issued in connection with the
    acquisition of AONet International Srl
    net of stock issuance costs of $50,000                                                                                724,000
  Cash payment for redemption of equity
     of Innalogic                                                                                                         (10,000)
  Comprehensive Loss
  Foreign currency translation
adjustment                                  $     28,974          28,974                                                    28,974
  Net loss                                    (6,756,284)                       (6,756,284)                             (6,756,284)
                                              -----------
  Total comprehensive loss                  $ (6,727,310)
                                              ===========
------------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                                -           28,974       $(225,835,306)   (17,662)   $(1,393,710)  $ 4,880,705
====================================================================================================================================




                   MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                                     2005               2004            2003
                                                                     ----               ----            ----

OPERATING ACTIVITIES:
    Net loss                                                      $ (6,756,284)   $ (3,311,145)     $ (2,614,831)
    Loss from discontinued operations                                   181,331      1,223,727           516,534
    Cumulative effect of change in accounting principle                   --              --           5,075,000
                                                                  ------------    ------------      ------------
    Income (loss) from continuing operations                        (6,574,953)     (2,087,418)        2,976,703
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Gain on termination of lease                                   (70,300)           --           (3,905,387)
        Depreciation                                                    65,754         	  --                --
        Amortization                                                    83,929            --                --
        Non-cash compensation expense                                1,538,176            --                --
        Non-cash consulting expense                                    235,886            --                --
        Goodwill impairment                                            490,000            --                --
        Asset impairment                                               267,840            --                --
        Minority interest in subsidiary                               (255,517)       (234,483)             --
        Consulting expense on options grants                              --           377,363              --
Changes in assets and liabilities:
        Accounts receivable                                           (167,706)           --                --
        Inventory                                                     (294,736)           --                --
        Other current assets                                           116,851         243,255           (53,121)
        Other assets                                                    (5,531)         (3,700)          311,629
        Trade accounts payable                                         201,550          93,091          (458,777)
        Accounts payable - related party                                40,089            --                --
        Accrued expenses and other liabilities                         242,518      (1,008,505)       (3,280,359)
                                                                  ------------    ------------      ------------
    Net cash used in operating activities                           (4,086,150)     (2,620,397)       (4,409,312)
                                                                  ------------    ------------      ------------
INVESTING ACTIVITIES:
     Purchase of investment in Excelsa                              (4,063,077)           --                --
     Cash investment in Innalogic LLC                                  (51,402)           --                --
     Purchases of property and equipment                              (249,805)         (5,130)             --
     Acquisition of AONet, net of cash and note payable               (777,375)           --                --
     Decrease (increase) in restricted cash                               --        		    --           4,945,874
     Proceeds from sale of Northeast Operations, net of fees              --              --           8,546,182
     Proceeds from sale of Teleservices, net of fees                   225,000       2,524,058              --
     Increase in related party note receivable                         (19,674)        (69,704)          (71,775)
                                                                   -----------    ------------      ------------
      Net cash provided by investing activities                     (4,936,333)      2,449,224        13,420,281
                                                                   -----------    ------------      ------------

FINANCING ACTIVITIES:
     Proceeds from the issuance of preferred stock, net              2,746,818            --                --
     Proceeds from issuance of common stock, net                     3,816,669       1,199,971              --
     Proceeds from exercise of stock options                           720,000            --                --
     Redemption of preferred stock                                        --              --          (6,021,840)
     Expenditures from private placement of preferred shares         		   --            29,785          (29,753)
     Expenditures from private placement of common shares             	   --           (84,000)           --
     Repayments on proceeds from credit facilities                        --              --          (1,158,417)
     Proceeds from (repayment of) related party note payable          (500,000)        500,000              --
     Repurchase of Innalogic minority interest                         (10,000)           --                --
     Net borrowings on bank overdraft facilities - Italy                32,702            --                --
     Payment of notes payable                                           (5,740)           --                --
     Repayments of long-term debt                                         --          (201,062)       (4,812,595)
                                                                  ------------    ------------      ------------
     Net cash provided by/(used in) financing activities             6,800,449       1,444,694       (12,022,605)
                                                                  ------------    ------------      ------------
Change in accumulated other comprehensive income                        28,974            --                --
Net cash from /(used in) discontinued operations                      (237,073)        614,335          (129,840)
                                                                  ------------    ------------      ------------
Net increase (decrease) in cash and cash equivalents                (2,430,133)      1,887,856	     (3,141,476)
    Cash and cash equivalents at beginning of year                   2,548,598         660,742         3,802,218
                                                                  ------------    ------------      ------------
Cash and cash equivalents at end of year                          $    118,465    $  2,548,598      $    660,742
                                                                  ============    ============      ============

The accompanying notes are an integral part of these Consolidated Financial
Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY OVERVIEW AND PRINCIPLES OF CONSOLIDATION:
MSGI Security Solutions, Inc. ("MSGI" or the "Company") is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security and surveillance industry and the media sector. Substantially all of the Company's business activity is conducted with customers located within the United States and Italy.

On April 10, 2004, the Company acquired 51% of the outstanding shares of common stock of Future Developments America, Inc. FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio "bugs", body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf closed circuit television component ("CCTV") equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters. FDA also markets a one-of-a-kind Digital Video & Audio Transmitter. The product is a two-component, digital, encrypted, spread spectrum video and audio transmitter receiver set that represents the latest advancement in deploying digital wireless technology for intelligence collection, surveillance and security. The transmitter/receiver has a multitude of applications to many areas of Federal, State and local law enforcement, and to numerous agencies within the U.S. Department of Homeland Security.


On August 18, 2004, the Company acquired a 51% interest in Innalogic, LLC. Innalogic LLC is a wireless software product development firm that works with clients to custom-design technology products that meet specific user, functional and situational requirements. Innalogic has a recognized core competency in an area of increasingly vital importance to security: delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public-safety and security applications over wireless or wired networks. Innalogic has the resources and expertise to design and install building-wide wireless networks. The network's technological foundation is a custom-designed network Command Center utilizing Innalogic's proprietary SafetyWatch(TM) software. Innalogic-designed networks integrate with a building's existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications. Importantly, Innalogic's wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online.


On June 1, 2005, the Company acquired a 51% interest in the equity ownership interests in AONet International S.r.l. Created in 2004 from the acquisition of the original business assets of AONet SpA, a company placed in liquidation, AONet International Srl is focused primarily on providing outsourcing of data services and business continuity, the management of technology assets and company networks, disaster recovery and security system through its state of the art technological infrastructure, including its data center, with 24x7 service; and its offering of several applications that can be run through the data center, including video surveillance, digital data interception and mass distribution communications Specifically, its data center will serve as the backbone for the delivery of MSGI's distribution agreement with Verisign for the promotion and provision of its NetDiscovery application for digital interception. It is expected that the first order under this distribution agreement will commence during October 2005. In addition, AONet International has signed accords with other third parties, such as Interweb, for the promotion and delivery of complementary products and services.

Effective February 8, 2005, the Company changed its legal name from Media Services Group, Inc. to MSGI Security Solutions, Inc.

Liquidity:

The Company has limited capital resources and has incurred significant historical losses, negative working capital and negative cash flows from operations. The Company believes that funds on hand combined with funds that will be available from its various operations should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations- for the purchase of its interests in AONet and payments under its callable secured convertible notes for the next twelve months. Failure of the new operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

On July 13, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement (see Note 23).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired during the year are recorded from the date of the respective acquisition (see
Note 3). Operations of any subsidiaries sold during the year are presented as discontinued operations (See Note 5). Investments where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis

Cash and Cash Equivalents:
The Company considers investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable
The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer's credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services.

Inventories
Inventories consist primarily of various networking equipment purchased as finished goods from third party vendors to be used as part of the Company's product offerings. Inventory is recorded at the lower of cost or market.

Property, Plant and Equipment:
Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

Furniture and fixtures.................3 to 7 years
Computer equipment and software................3 to 5 years
Data center equipment...........................7 years
Machinery.........................................6 years
Leasehold improvements........................ shorter of 6-11 years or life of lease

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

Goodwill: The Company follows Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 effective July 1, 2002. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the telemarketing and teleservices business (See Note 4), the remaining goodwill relating to the telemarketing and teleservices business of approximately $2.3 million was included in loss from discontinued operations for the year ended June 30, 2004.

The Company recognized an impairment charge of approximately $0.5 million during the year ended June 30, 2005. The Company determined the entire value of the goodwill recorded in connection with the Future Developments America, Inc.
(FDA) acquisition was impaired based upon an evaluation of the fair value of FDA in connection with MSGI's purchase of the remaining 49% minority interest equity in FDA on July 1, 2005.

As a result of our purchase of 51% of the equity of AONet International srl, goodwill in the amount of approximately $3.1 million was recorded, representing the excess of the purchase price over the fair value of net assets acquired. No minority interest was recorded in connection with such transaction, as the historical cost basis of the net assets of AONet prior to the acquisition was negative.


Investments:

The Company accounts for its investments under the cost basis method of accounting if the investment is less than 20% of the voting stock of the investee, or under the equity method of accounting if the investment is greater than 20% of the voting stock of the investee. Investments accounted for under the cost method are recorded at their initial cost, and any dividends or distributions received are recorded in income. For equity method investments, the Company records its share of earnings or losses of the investee during the period. Recognition of losses will be discontinued when the Company's share of losses equals or exceeds its carrying amount of the investee plus any advances made or commitments to provide additional financial support.

An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment's cost and its fair value.

Long-Lived Assets:
In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset. Such assets are amortized over their estimated useful life.

The Company recorded an asset impairment of $267,840 in the fiscal year ended June 30, 2005. The Company deemed certain assets held by Future Developments America, Inc. ("FDA") as impaired in connection with the MSGI's purchase of the remaining 49% minority interest equity in FDA on July 1, 2005 and based on the analysis of expected future cash flows which was lower than the carrying amount of such assets.

Revenue Recognition:
The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Revenues are reported for the operations of the various subsidiaries of MSGI upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

FDA currently does not have any revenue transactions. Innalogic recognizes sales of its product upon shipment if the above criteria have been met.

Revenue from AONet is mainly service based, consisting principally of specific technical projects and maintenance activities and is either project specific or of a long-term service (e.g., one year) relationship in nature. Short-term projects are generally recognized at the end of the contract when the amounts are billed and the customer has accepted the delivered service.

Other significant contractual arrangements for AONet relate to the maintenance of data backup for customers on a periodic basis. The contractual terms for these types of services varies based on the amount of data space required by the customer and how often the activity occurs. These types of services, including maintenance services, are such that the customer is billed monthly for the service and revenue recognized in the month in which the service is provided. There are certain customers for which several months may be invoiced in advance of providing the service. In those cases, the revenue is deferred until the services have been rendered.

Certain AONet contracts contain penalty clauses, such that if a customer breaks the agreement prior to its termination, the Company is eligible to bill a termination fee to the customer. Revenue on these billings is not recognized until the amounts are collected, as it is not generally considered probable at the time of billing that the full amount will be collected. Contracts do not have upfront or non-refundable payment features.

As of June 30, 2005, FDA does not have any revenue generating transactions. Future Revenues will be based upon delivery of products to the client.

Cost of Revenue:

Innalogic costs of revenue is primarily the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer.

AONet cost of revenue includes all direct costs related to the provision of services, including allocations of direct and indirect labor costs, facility rental, and utilities. A significant component of these costs is related to telephone charges, as the Company transmits significant amounts of data over telecommunication lines.

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activates in its Future Developments America, Inc subsidiary. All research and development costs are expenses in the period incurred. Such expense was $180,436 and $167,940 for the years ended June 30, 2005 and 2004. There was no such expense in 2003.

Income Taxes:
The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. AONet files a separate tax return in Italy on an annual basis. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.


Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of goodwill and intangible assets, deferred tax valuation allowance, valuation of stock options, fair value of net assets acquired and the allowance for doubtful accounts. Actual results could differ from those estimates.

Foreign Currency Transactions:

Assets and liabilities of our European subsidiary, whose functional currency is the Euro, are translated at foreign operations are at the prevailing rate at the balance sheet date and revenues and expenses are translated at the average exchange rates prevailing during the period. Gains and losses are recognized in other income as incurred. Unrealized gains or losses are reported as accumulated other comprehensive income within stockholders equity.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. A significant portion of cash balances is maintained with one financial institution and may, at time, exceed federally insurable amounts. In addition, the Company's European subsidiary maintains cash in a foreign bank account, of which the amount was approximately $5,800 at June 30, 2005. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

The Company's services are provided to a variety of customers, generally located in the continental United States and the northern area of Italy. The Company maintains a reserve for potential credit losses based on an analysis of the customers aging of receivables, financial risk profile and ongoing customer contact. One customer accounted for 73% of revenues for the year ended June 30, 2005 and 12% of the accounts receivable balance as of June 30, 2005. Sales to this customer for the year ended June 30, 2005 were approximately $592,400. There were no major customers in fiscal 2004. No single supplier is considered to be critical to the Company's ongoing business activities.

Earnings (Loss) Per Share:

On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock was reduced to 9,375,000 shares. On February 7, 2005, the Board of Directors approved a two-for-one split of the common stock of the Company on a "two-for-one" basis. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock remains at 9,375,000 shares. The stock split was effective March 9, 2005. The effect of the above stock splits have been reflected in the balance sheets and in all share and per share data in the accompanying consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from the common stock account to paid-in-capital.

In accordance with SFAS No. 128, "Earnings Per Share," basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period, however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 807,695, 127,500 and 45,552 shares for the years ended June 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented.. In addition, stock options and warrants with exercise prices above average market price in the amount of 545,645 and 410,000 for the years ended June 30, 2005 and 2004 were not included in the computation of diluted earnings per share as they are anti-dilutive.

Convertible preferred stock in the amount of 9,844 shares for the year ended June 30, 2005 were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented. There were no applicable convertible preferred stock at June 30, 2004 and 2003.

Calculated on the treasury stock method, the diluted earnings per share calculation include an additional 339,714 net potentially diluted securities for the year ended June 30, 2003.

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

The Company has elected the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Stock based awards to non-employees are accounted for under the provisions of SFAS 123 and Emerging Issues Task Force ("EITF") No. 96-18 "Accounting for Equity Instruments that are issued to other than employees for Acquiring, or in Conjunction with Selling Goods or Services". Under SFAS No. 123, the cost is measured at fair value of the consideration received or the fair value of the equity instrument, whichever is more readily measurable.

In accordance with FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation is as follows:


                                                                               Years ended June 30,
                                                           ---------------------------------------------------------
                                                                2005         2004             2003
                                                                ----         ----            ----
Net income (loss) available to common
  stockholders as reported                                 $(6,872,483)   $(3,030,199)   $11,355,982
Stock based employee compensation
  Included in reported net loss                              1,774,062           --             --
                                                             -----------    -----------    -----------
Subtotal                                                      (5,098,421)    (3,030,199)    11,355,982

Stock-based employee compensation
expense determined under the fair value
method for all awards

Stock-based employee compensation
expense determined under the fair value
method for all award                                         1,991,982         28,167        910,753
                                                           -----------    -----------    -----------

Proforma net income (loss) available
 to common stockholders                                     $(7,090,403)   $(3,058,366)   $10,445,229
                                                             ===========    ===========    ===========

Earnings (loss) per share:
Basic earnings (loss) per share - as reported                   $(1.99)         $(1.31)      $ 5.81
                                                                 =======         =======      ======
Basic earnings (loss) per share - pro forma                   $   (2.05)         $(1.32)      $ 5.35
                                                                ==========      ========      =======

Diluted earnings (loss) per share - as reported                   $(1.99)        $(1.31)     $  4.95
                                                                  =======        =======     =======
Diluted earning (loss) per share - pro forma                      $(2.05)        $(1.32)     $  4.56
                                                                  =======        =======     =======

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants for fiscal years ended June 30, 2005 and 2004. No options were granted in 2003


                                                    2005                                           2004
Risk -free interest rate                           4.00%                                          4.00%
Expected option life                      Vesting  period+ four years                Vesting life + four years
Dividend yield                                    None                                           None

Volatility                                        152% - 163%                                      160%

Weighted average fair value
   Options issued equal to market value          $ 6.46                                          $ 1.45
   Options issued below market value             $ 9.22

Comprehensive Income:

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130") establishes standards for the reporting and display of comprehensive income and its components. The Company has accumulated other comprehensive income of approximately $29,000 as of June 30, 2005, which consists of foreign currency translation adjustments.

Summary of Recent Accounting Pronouncements:

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

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, and amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29 "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this Statement will materially effect its financial position or results of operations.

In May 2005, the FASB issued FASB Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("FAS 154"). FAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of FAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and
(2) changes required by a new accounting pronouncement, if a specific transition is not provided. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. FAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations
- an Interpretation of FASB Statement No. 143" ("FIN 47"). This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and
(or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption will have a material effect on our financial position or results of operations.

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, notes receivable, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's long-term liabilities approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2005 and 2004. The Company's AONet susbisidary has third party debt to the bank for short-term over draft facilities, which are principally secured by the underlying accounts receivable, $0.4 million for the purchase of certain data center assets from third parties, of which $180,990 is in long-term liabilities.

Reclassifications:
Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

3. ACQUISITIONS

Future Developments America, Inc.
On April 10, 2004, MSGI Security Solutions, Inc. (the "Company") completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of$1.0 million in cash, pursuant to a definitive agreement entered into as of April 10, 2004. FDA was a new company and, as such, had no assets or liabilities at the date of the stock purchase by MSGI Security Solutions, Inc. There were no identifiable intangible assets associated with FDA at the date of the transaction. Of the $1.0 million purchase price, $490,000 was identified and booked as goodwill as of June 30, 2004, to recognize the minority interest owner's equity in the $1.0 million capital contribution. As a result of FDA having no historical operations and corresponding financial results, there is no relevant unaudited pro forma data. The 51% of the results of FDA were included in the Company's results from April 10, 2004, and during the fourth quarter of the fiscal year ended June 30,2005 the Company began to record 100% of the results of FDA (as the minority interest account became fully exhausted).

As of July 1, 2005, the MSGI acquired the remaining 49% interest in FDA pursuant to a negotiation of the Purchase Agreement ( See Note 23.) and the goodwill amount of $490,000 was deemed impaired as of June 30, 2005

Innalogic LLC
On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1.0 million in cash, pursuant to definitive agreements entered into as of August 18, 2004. Further, subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the fair value amount of $235,886 in the year ended June 30, 2005 . The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction with a fair value of $235,886. In May 2005, Innalogic acquired the equity interest of one of the members for $10,000 and as a result MSGI's membership interest increased to 55.33%. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates. As of August 31, 2005, Innalogic did not meet such targets and as a result, MSGI's membership interest was increased to 76%.

Innalogic LLC was a new and emerging company and, as such, had no assets or liabilities at the date of acquisition of the membership interest by MSGI . A formal valuation of Innalogic LLC, performed by an independent valuation counselor, identified certain intangible assets associated with Innalogic at the time of the purchase transaction. As a result of Innalogic LLC having no historical operations and corresponding financial results, there is no relevant unaudited pro forma data.

The following is a summary of the allocation of the purchase price for the 51% membership interest in Innalogic LLC:

Purchase price paid in cash                                          $ 1,000,000
Value of Shares issued                                                   235,886
Value of Finders fees issued in stock                                    235,886
Other fees                                                                51,368
                                                                   -------------
        Subtotal                                                     $ 1,523,140
Less amount expensed as compensation                                     235,886
                                                                    ------------
Total purchase price                                                 $ 1,287,254
                                                                     ===========

There was no minority interest recognized in connection with this transaction. The purchase price was allocated between cash in the amount of $1.0 million and Intangible Assets of $287,254 (see Note 2). The results of Innalogic LLC were fully consolidated into the Company's results as of August 18, 2004.


AONet International Srl
On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro ( of which 350,000 Euro has been paid through June 30,,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a)
2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.


The following is a summary of the allocation of the purchase price for the 51% membership interest in AONet:

Purchase price paid in cash  at closing                            $     437,375
Note payable to former controlling shareholder                           917,250
Value of Finders fees issued in stock                                    774,000
Other fees                                                               290,000
                                                                   -------------
Total purchase price                                                 $ 2,418,625
                                                                     ===========

There was no minority interest recognized in connection with this transaction as AONet had a negative book value on the date of the transaction, and the minority shareholders had no future funding obligations. The purchase price was allocated to assets and liabilities at fair value and in part based upon an independent appraisal of AONet's long lived assets, summarized as follows:

Current Assets                                              $    878,585
Fixed Assets                                                   1,962,223
Intangible Assets and other long term assets                     128,589
Goodwill                                                        3,100,702
                                                                ---------
Subtotal
                                                                6,070,099
Total Liabilities                                               3,651,474
                                                                ---------
Net assets acquired                                            $ 2,418,625
                                                               ===========

The results of AONet were fully consolidated into the Company's results as of June 1, 2005.

The accompanying consolidated financial statements do not include any revenues or expenses related to the acquisition on or prior to June 1, 2005, the closing date. Following are the Company's unaudited pro-forma results for the year ended June 30, 2005 and 2004, assuming the acquisition had occurred on July 1, 2004.

                                                                    Year Ended June 30,

                                                                2005                 2004
                                                            (unaudited)           (unaudited)

Net revenues                                                  $ 3,245,398    $ 2,146,815
Net loss                                                      $(8,289,799)   $(4,142,724)
Basic and diluted loss per share                              $     (2.33)   $     (1.71)
Shares used in calculating basic and diluted
  loss per share                                                3,559,854      2,415,784


These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on July 1, 2004, nor to be indicative of future results of operations.

4. INVESTMENTS

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

On January 3, 2005, the Company entered into an additional Subscription Agreement with Excelsa to acquire an additional 135,381 shares of common stock of Excelsa, par value of 1.0 Euro per share, for a purchase price of approximately $2.0 million dollars, representing 8.4% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. The shares acquired, in the aggregate with the original shares acquired in December 2004 represent 12.5% of the issued and outstanding shares of Common Stock of Excelsa on a fully diluted basis. Excelsa has represented to the Company that it will not solicit, initiate, consider, encourage or accept any other proposals or offers from any person relating to any acquisition or purchase of all or any portion of the capital stock or assets of Excelsa or any of its subsidiaries nor will it enter into any merger, consolidation, business combination, recapitalization, reorganization or other extraordinary business transaction involving or related to Excelsa or any of its subsidiaries for the period from the date of execution of the subscription agreement through December 31, 2005.

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51% of Excelsa's issued and outstanding common stock, to acquire 262,500 shares of Excelsa common stock for no additional consideration. After giving effect to such issuance, MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. Excelsa and the signatory stockholders have agreed to anti-dilution protection of MSGI's equity stake, such that MSGI will continue to own no less than 19.5% of Excelsa's issued and outstanding shares of common stock through December 31, 2005. The Restructuring and Subscription Agreement provides that a portion of the purchase price paid by MSGI to Excelsa pursuant to the Second Subscription Agreement be used as consideration for Excelsa's agreement to issue the 262,500 shares, such that no additional consideration will be due to Excelsa for those shares, and that the Second Subscription Agreement be terminated effective as of the date of actual issuance of those shares. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method. The Company does not believe its investment has been impaired as of June 30, 2005.

5. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million (See Note 9) plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations.

In connection with the sale of MKTG Teleservices, the Company recognized a loss on disposal of discontinued operations of approximately $1.0 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred, and a tax impact of approximately $35,000.

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

Accordingly, the statement of operations and cash flows for the periods ended June 30, 2004 and 2003 have been reclassified into a one-line presentation and the operations of the above subsidiaries are included in loss from discontinued operations and net cash used by discontinued operations. In addition, the assets and liabilities of MKTG Teleservices have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2003 and consists of $130,742 for the final purchase price adjustment payable on the sale of the telemarketing and teleservices division.

Revenue recognized for the years ended June 30, 2004 and 2003 relating to the discontinued operations, which is included in Loss from Discontinued Operations, was approximately $9.5 million and $23.4 million, respectively. In connection with the disposal of the discontinued operations, the Company no longer provides services for the list sales and services, database marketing, website development design, marketing communication services and telemarketing and teleservices product lines.

In September 2000, the Company offered to exchange the preferred shares of its subsidiary WiredEmpire for MSGI common shares. As of June 30, 2003, 48,000 shares of WiredEmpire preferred stock had not been exchanged. These shares were returned as part of a legal settlement reached during the fiscal year ended June 30, 2004 and, as a result, a gain on the redemption of preferred stock was recorded in the amount of $280,946.


6. OTHER CURRENT ASSETS

Other current assets as of June 30, 2005 and 2004 consist of the following:

                                                                      2005       2004
                                                                  --------   --------
           Prepaid legal                                          $ 58,568   $135,008
           Prepaid insurance                                        14,095     27,813
           Prepaid rent                                             17,000       --
           VAT receivable                                           16,000       --
           Prepaid consulting contract - related party             103,700       --
           Other                                                    28,776     45,472
                                                                  --------   --------
                           Total                                  $238,139   $208,293
                                                                  ========   ========




7. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment at June 30, consist of:
                                            2005           2004
                                     -----------    -----------

Machinery, equipment and furniture   $   543,770    $     5,130
Data center                            1,380,983           --
Software                                   4,979           --
Leasehold improvements                   374,238           --
                                     -----------    -----------
      Total, at cost                 $ 2,303,970          5,130
Less: accumulated depreciation          (167,780)          --
                                     -----------    -----------
Property, plant & equipment, net     $ 2,136,190    $     5,130
                                     ===========    ===========



Depreciation expense was $ 65,754 for the year ended June 30, 2005. There is no depreciation expense in 2004.

8. GOODWILL AND OTHER INTANGIBLE ASSETS:
As a result of the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill effective July 1, 2002. Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years. During fiscal year 2003, the Company recharacterized acquired workforce of approximately $51,000, which is no longer defined as an intangible asset under SFAS No. 141. In addition, the Company recharacterized non-contractual customer relationships of approximately $.8 million, which do not meet the separability criterion under SFAS No. 141.

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

In 2004, the Company sold the telemarketing operations and wrote off the goodwill related to this reporting unit. During 2004, the Company acquired a new reporting unit representing the security and surveillance segment resulting from its acquisition of FDA.

In connection with the acquisition of Innalogic (Note 3), intangible assets related to unpatented technologies totaling $287,288 were acquired. In connection with the AONet acquisition (Note 3), goodwill of $3,108,471 and intangible assets of $120,380, consisting of a favorable lease and trade name, were recorded.

The following table sets forth the components of goodwill, net as of June 30, 2005 and 2004:

                                        2005           2003
                                 -----------    -----------
Goodwill, beginning balance      $   490,000    $ 2,277,220
Impairment losses                   (490,000)          --
Sale of reporting unit                  --       (2,277,220)
Acquisition of reporting units     3,108,471        490,000
                                 -----------    -----------
Goodwill, ending balance         $ 3,108,471    $   490,000
                                 ===========    ===========

The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2005 and 2004 are as follows:

                                                          June 30 , 2005                     June 30, 2004
                                                        Gross Carrying     Accumulated    Gross Carrying AmoAccumulated
                                                            Amount                         Amortization    Amortization
Amortized intangible assets
    Unpatented technology                                  $287,288       $ 83,149   $        --     $        --
     Favorable lease                                         56,136            780            --              --
Unamortized intangible assets
     Trade name                                              64,244
                                                            --------      --------   -------------   -------------
Totals                                                     $407,668      $ 83,929   $        --     $        --

Amortization expense recorded for the year ended June 30, 2005 was $83,929. The estimated remaining amortization expense for the five succeeding years is as follows:

Fiscal Year                   Amount

2006                     $   105,100
2007                         105,100
2008                          22,000
2009                           9,400
2010                           9,400

9. NOTE RECEIVABLE

On March 31, 2004, the Company received a Holdback Promissory Note (the "Note) from SD&A Teleservices, Inc. as called for in the terms of the Asset Purchase Agreement, dated March 31, 2004, for the sale of the MKTG Teleservices, Inc. operations (see Note 5). This note was in the principle amount of $300,000, together with accrued interest at the rate of two percent (2%) per annum. An early payment of the principle balance, in the amount of $225,000 was negotiated and settled during May 2005, and the remaining $75,000 related to set-off costs and discount on early redemption was reported in loss from discontinued operations.


10. SHORT TERM BORROWINGS:
The Company's majority owned subsidiary, AOnet, is completely financed with short-term debt from Italian banks denominated in Euros. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at June 30, 2005. At June 30, 2005, AONet borrowed $544,799 under such facilities. The total facilities available to the Company as of June 30, 2005 were as follows:

                                               Weighted Average    Credit Available
Lines of Credit           Total Credit Facility  Interest Rate    at June 30, 2005
------------------------------   --------           ----             --------

Advance on accounts receivable   $512,800           5.80%           $ 74,800
Overdraft facility                126,700           7.25%             20,500
Unsecured financing                39,800           6.00%              9,700
                                 --------           ----             --------

      Total                      $679,300                            $105,000
                                 ========           ====             ========

The managing director of AONet (previously the controlling shareholder) has personally guaranteed the unsecured financing line of $39,800 and the former majority shareholder has personally guaranteed approximately $585,000 of the credit facilities.


11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2005 and 2004 consist of the following:

                                                                2005        2004
-------------------------------------------------------   ----------   ----------

Salaries and benefits                                     $  386,292   $   86,348
Abandoned lease reserves                                     183,221      419,670
  Remaining purchase liability due to
       Shareholder of AONet (see Note 3)                     917,250         --
Accrued acquisition costs related to AONet  acquisition      340,000         --
  Accrued legal fees                                          48,085       83,085
  Accrued audit  fees                                        175,453       82,942
  Accrued taxes                                            1,163,510       27,000
  Other                                                      225,893       49,558
                                                          ---------    ----------
               Total                                      $3,439,704   $  748,603
                                                          ==========   ==========

            Included in accrued taxes as of June 30, 2005 is approximately $860,000 related to AONet payroll taxes. AONet had not paid any payroll or social security tax amounts withheld and due to governmental agencies since April of 2004. The accrued amounts also include approximately $100,000 of penalties and interest, assessed based on the applicable rates used by the governmental entities for late payments. AONet has approached the Italian Social Security department to discuss the fact that payments of employee withholdings are in arrears. No final determinations related to a possible payment plan or settlement has been reached, therefore, the full amount of the taxes withheld and the related interest and penalties have been recorded.

12. OTHER LIABILITIES

Other liabilities as of June 30, 2005 and 2004 consist of the following:


                                                2005         2004
                                             ----------   ----------

                    Termination indemnity
                     liabilities             $  179,532   $     --
                     Abandoned lease reserves   887,349    1,070,570
                                              ----------   ----------
                     Total other liabilities $1,066,881   $1,070,570
                                              ==========   ==========



Liability for termination indemnities relates to the employees of AONet in Italy. In accordance with Italian severance pay statutes, an employee benefit is accrued for service to date and is payable immediately upon separation. The termination indemnity is calculated in accordance with local, civil and labor laws based on each employee's length of service, employment category and remuneration. The termination liability is adjusted annually by a cost-of-living index provided by the Italian Government. There is no vesting period or funding requirement associated with the liability. The liability recorded in the balance sheet is the amount that the AONet employees would be entitled to immediately upon separation. The related charge to earnings was approximately $5,000 for the one month of operations consolidated at June 30, 2005.


13. RELATED PARTY TRANSACTIONS:
On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $69,674, $69,704 and $56,075 for the years ended June 30, 2005, 2004 and 2003. As of June 30, 2005, the interest due through October 15, 2004 of approximately $162,600 is in arrears. The note will be forgiven in the event of a change in control. In June 2004, an officer provided $500,000 of working capital to the Company under a short-term arrangement. The funds were repaid to the officer during July 2004. In July 2005, the officer provided $100,000 of working capital to the Company that was repaid within that same month. At June 30, 2005, approximately $200,000 is due to the officer for compensation deferred. During fiscal 2005, $50,000 of compensation due to the officer was used to pay the interest due on the note.

Related Party - AONet
At June 30, 2005 and for the one month then ended, AONet had the following related party transactions:

Accounts receivable - related party consists of $61,456 due from a minority shareholder for software services provided. Accounts payable - related party consists of a payable to the same minority shareholder in the amount of $100,100 for reimbursement of telecommunications charges and $177,400 remaining liability balance on the purchase of the operating division during 2004, (prior to MSGI's acquisition date),$226,500 due to a Company related to a minority shareholder for a compensation agreement and $35,000 due to two minority shareholders by way of trust for 2005 compensation. The Company had expenses of approximately $25,400, mainly for compensation to the above parties for the one month ended June 30, 2005.


14. NOTE PAYABLE:

During June of 2005, AONet, through Nexo a minority shareholder of AOnet, exercised an option and purchased the data center assets for approximately $422,300, which is included in net assets acquired from AONet (see Note 3) The note is payable in scheduled installment payments through December 20, 2008 and is non-interest bearing. As part of the purchase agreement, Nexo, a minority shareholder, is required by December 20, 2005 to give a guarantee of approximately $181,000 in the form of an insurance policy.


The approximate aggregate amount of all long-term debt maturities for the year ending June 30, 2005, is as follows:


                   2006   $241,320
                   2007     60,330
                   2008     60,330
                   2009     60,330
                            ------
                           422,310

Less current maturities    241,320
                          --------
                          $180,990

15. COMMITMENTS AND CONTINGENCIES: Operating Leases:

The Company leases various office space under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of June 30, 2005 are as follows:
                                          Rent Expense

                                   2006      673,600
                                   2007      476,300
                                   2008      456,800
                                   2009      456,800
                                   2010      435,100
                             Thereafter       20,000
                             ----------   ----------
                                          $2,518,600

Rent expense was approximately $257,000, $72,000, and $62,000 for fiscal years ended June 30, 2005, 2004 and 2003, respectively.

In fiscal year 2002, the Company incurred an estimated loss in connection with the abandonment of certain leased office space, which is recorded in accrued expenses and other current liabilities and other liabilities. (see Notes 11 and 12). The above rent commitment includes $1,220,000 pursuant to this abandoned lease payable in $20,000 monthly installments through 2010 (see Note 19).

Contingencies and Litigation:


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

16. PREFERRED STOCK:
In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock is convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company does not file such registration statement within 180 days, the Company shall issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company is issued an additional 468.8 Series F Preferred Stock, which is convertible in approximately 23,079 shares of common stock. The holders of Series F Preferred Stock are entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of June 30, 2005, the Company had $116,199 of undeclared but accumulated dividends. There are no reset provisions or anti-dilution provisions associated with the Series F Convertible Preferred Stock. In the event of liquidation, holders of this stock are entitled to receive the stated value plus the amount of any accrued and unpaid dividends at that date. Preferred stockholders are entitled to common stockholder voting rights in an amount equal to the common stock equivalent of the preferred shares as if converted. The warrants are exercisable for a period of five years at an exercise price of $8.125 per share. Placement fees and expenses associated with the issuance of the Series F Preferred Stock were approximately $253,200. In addition, the Company issued warrants to placement agents to acquire 27,695 shares of common stock at an exercise price of $6.50, exercisable for a period of five years.

In January 2003, the Company redeemed the remaining outstanding shares of the Series E Convertible Preferred Stock for a cash payment of approximately $6.0 million and the issuance of 362,604 shares of common stock valued at approximately $.2 million. The carrying value of the preferred stock was approximately $20.2 million, which included a beneficial conversion feature of approximately $10.3 million. The transaction resulted in a gain on redemption of approximately $14.0 million and is reflected in net income attributable to common stockholders for the year ended June 30, 2003.


17. COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock Transactions:

During June 2005, the Company issued 100,000 shares of common stock to a certain placement agent in connection with the acquisition of AONet International Srl (See Note 3). The fair market value of these shares, at the time of issuance, is approximately $774,000.

During December 2004 the Company entered into a private placement offering to certain strategic investors for the sale of 419,354 shares of the Company's Common Stock at $7.75 per share generating gross proceeds of approximately $3.25 million. In connection with the offering, the Company issued warrants to purchase 209,686 shares of commons stock at an exercise price per share of $8.25 exercisable for a five-year period. The investors have "piggyback" registration rights with respect to the shares of common stock and common stock issuable upon the exercise of the warrants. Placement fees and expenses associated with this offering were approximately $215,700. In addition, the Company issued warrants to placement agents to acquire 25,162 shares of common stock at an exercise price per share equal to $7.75 excercisable for a period of five years.

In August 2004, the Company issued 50,000 shares of common stock in connection with our acquisition of Innalogic LLC, as well as 50,000 shares of common stock to certain advisors as compensation expense for services in connection with this transaction (See note 3).

In May 2004, the Company commenced a private placement offering (the "stock agreement") to sell 500,000 shares of its common stock at a price of $4.00 per share. As of June 30, 2004, the Company had sold 450,000 shares. As of June 30, 2004, the Company had received gross proceeds of $1.2 million and had recorded a stock subscription receivable of $600,000 for stock subscriptions prior to June 30, 2004 for which payment was received in July 2004. Costs of $60,000 incurred relating to the placement have been offset against the proceeds and are reflected as a direct reduction of equity. The remaining 50,000 shares offered were sold in July 2004 for gross proceeds of $200,000. Subject to the terms of the Stock Agreement entered into in May 2004, the Company committed to issue warrants for the purchase of up to 300,000 shares of the Company's common stock at a price of $6.00 per share under a three-year term. As of June 30, 2005, the Company has issued warrants for the purchase of 300,000 shares of common stock, of which 270,000 was issued as of June 30, 2004.

In April 2004, the Company issued 407,790 shares of its common stock to General Electric Capital Corporation ("GECC") pursuant to the exercise of a warrant to purchase common stock of MSGI (the "Warrant") issued to GECC in December 1997. The Warrant originally authorized a purchase of 10,670,000 shares of common stock. The number of shares of common stock subject to the original Warrant were adjusted from 10,670,000 to 444,584 in order to reflect the effect of two reverse stock splits and one forward split. GECC elected to exercise the purchase under the terms of a cashless transaction as in accordance with Section 2 of the Warrant. GECC forfeited and returned the right to purchase 36,794 shares of common stock under the terms of Section 2 of the Warrant.


Stock Options:

The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

As of June 30, 2004, the Board of Directors had agreed to issue 322,500 options beyond the number available in the 1999 plan, subject to approval of an increase to the plan by a future vote of shareholders. The Company approved 342,500 options to purchase shares of common stock at an exercise price of $1.50 and 20,000 options to purchase shares of common stock at an exercise price of $4.125. An annual meeting of shareholders of MSGI was held on February 7, 2005 where a proposal by the Company's Board of Directors to increase the number options available under the 1999 plan by 1,000,000 was approved by a vote of the shareholders. Upon shareholder approval, the 362,500 stock options were granted on February 7, 2005, at which the market price of the stock was $9.48. Due to the difference in market and exercise price, the Company recorded a deferred compensation expense at the date of grant of approximately $2.8 million, which is being amortized over the related service period. For the period ended June 30, 2005, the Company realized non-cash employee compensation expense related to the stock options granted of approximately $1.5 million. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. Pro forma compensation cost for stock options under SFAS No. 123 is recognized over the service period. Previously recognized pro forma compensation cost is not to be reversed if a vested employee option expires unexercised. The Company stops recognizing pro forma compensation cost when an option is fully vested.


The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2005:

                                                 Number                 Option Price
                                                of Shares                 Per Share
  Outstanding at June 30, 2002                     68,262
                                                  =======
  Granted                                               -
  Exercised                                             -
  Cancelled                                       (55,540)           $106.50 to $279.00
                                                  --------
  Outstanding at June 30, 2003                     12,722
                                                  =======

        Granted                                   107,500                   $1.50
  Exercised                                             -
  Cancelled                                       (12,722)           $106.50 to $279.00
                                                  --------
  Outstanding at June 30, 2004                    107,500
                                                 ========

       Granted                                    412,500              $1.50 to $7.00
  Exercised                                             -
  Cancelled                                             -
                                            -------------
  Outstanding at June 30, 2005                    520,000
                                                 ========


In addition to the 1999 Plan, the Company has option agreements with current directors of the Company and certain third parties. The following summarizes transactions for the three years ended June 30, 2005:

                                                                  Number               Option Price
                                                                 of Shares               Per Share
              Outstanding at June 30, 2002                         73,340
                                                                   ======
              Granted                                                   -
              Exercised                                                 -
              Cancelled                                           (66,672)                $124.08
                                                                  --------
              Outstanding at June 30, 2003                          6,668
                                                                    =====
                    Granted                                       160,000             $1.50 to $6.00
              Exercised                                                 -
              Cancelled                                            (6,668)                $124.08
                                                                   -------
              Outstanding at June 30, 2004                        160,000
                                                                  =======

                   Granted                                              -
              Exercised                                           120,000                  $6.00
              Cancelled                                                 -
                                                              -----------
              Outstanding at June 30, 2005                         40,000
                                                                   ======

The non-qualified stock option plan (the 1991 Plan) has expired and therefore there are no options available to grant under this plan. The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2005:

                                                                        Number                 Option Price
                                                                       of Shares                   Per Share


   Outstanding at June 30, 2002                                        40,532
                                                                       ======

   Granted                                                                -
   Exercised                                                              -
   Cancelled                                                          (15,140)                  $48.00 to $74.64
                                                                      --------
   Outstanding at June 30, 2003                                         25,392
                                                                        ======

   Granted                                                                  -
   Exercised                                                                -
   Cancelled                                                          (25,392)                 $48.00 to $74.64
                                                                     --------
    Outstanding at June 30, 2004 and 2005                                   -
                                                                  ============

As of June 30, 2005, 174,000 options are exercisable. The weighted average exercise price of all outstanding options is $2.43 and the weighted average remaining contractual life is 8.8 years. At June 30, 2005, 605,122 options were available for grant.

As of June 30, 2005, the Company has 793,340 warrants outstanding to purchase shares of common stock at prices ranging from $6.00 to $8.25. All warrants are currently exercisable.


18. INCOME TAXES:

Income (loss) before income taxes was from the following sources:

                                                                    For the years ended
                                                                                    June 30,
                                                                 2005                  2004
                                                                 ----                  ----
         Domestic                                           $(6,600,859)           $(3,301,365)
         Italy                                              $   (138,311)                 -
                                                            -------------           ---------

         Total                                             $(6,739,170)            $(3,301,365)
                                                           ============            ============

Income tax expense consists of the following:

                                                                                 For the years ended
                                                                                      June 30,
                                                                           2005                      2004
                                                                           ----                      ----
         Federal - Domestic                                                  -                         -
         State - Domestic                                              $  11,900                   $  9,780
         State - Italy                                                 $   5,214                         -
                                                                        ---------                   ------

         Total                                                           $  17,114                 $ 9,780
                                                                         =========                  =======

Deferred tax assets are comprised of the following:



                                                                                                  As of June 30,
                                                                                        2005                 2004
                                                                                        ----                 ----
           Deferred tax assets:

                Net basis differences in AONet net assets                              $795,000              $ -
                Net operating loss carry-forwards                                    82,330,753         82,330,753
                Abandoned lease reserves                                               458,632            563,871

                Compensation on option grants                                          897,029            897,029
                Amortization of intangibles                                           (87,453)                -

                Other                                                                  34,035              77,807
                                                                                     ---------            ---------

                    Total deferred tax assets                                          84,427,996          83,869,460
           Valuation allowance                                                        (84,427,996)        (83,869,460)
                                                                                      ------------        ------------
           Net deferred tax assets                                                 $            -      $                -
                                                                                   ==================  ==================

The difference between the Company's U.S. federal statutory rate of 35%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally the result of no current domestic income tax as a result of net operating losses and the recording of a full valuation allowance against resultant deferred tax assets. The recorded income tax expense reflects domestic state income taxes and the IRAP tax in Italy (see below).

The Company has a U.S. federal net operating loss carry forward of approximately $241,000,000 available, which expires from 2011 through 2022. These loss carry forwards are subject to annual limitations under Internal Revenue Code Section 382 and some loss carry forwards are subject to SRLY limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets. Of these net operating loss carry forwards approximately $61,400,000 is the result of deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carry forwards would result in a credit to equity.

The Company has reviewed its deferred tax assets and has determined that the entire amount of its deferred tax assets should be reserved as the assets are not considered to be more likely than not recoverable in the future.

Italy
In 2005, the Italian statutory tax rate was 37.25 %, comprised of 33% national corporate income tax ("IRES") and a 4.25% Regional Tax on Productive Activities ("IRAP"). IRAP is computed on a taxable income base which is higher than the pre-tax income reported in the statements of operations due to the effect of adding back significant items, such as labor costs, interest and allowance for uncollectible accounts, to the taxable base.

Under the Italian tax system, operating losses are carried forward five years, and any overpayments that may have been made can be credited against future amounts due.

In 2004, as part of the establishment and contribution of net assets to the Company, for local statutory purposes "goodwill" was created in that, for Italian tax purposes, the "notarized" value was used to value the business for tax purposes. Therefore in the local tax return an asset, representing the notarized value, has been established. This amount has no relation to the amount that is required to be paid or the agreed upon fair value. As discussed in Note 1, the Contribution has been treated on an historical basis in the accompanying financial statements. The goodwill in the local tax return is deductible over 10 years for Italian tax law purposes.

The most significant item for purposes of corporate income tax for the AONet is the effect of IRAP, which accounts for virtually all of the taxable income effect in 2005, due to the fact that, as reported above, the taxable base is significantly different than pre-tax income (loss). AONet expects to continue to have a cash income tax liability in the future. AONet has (euro)101,000 of gross net operating losses accumulated as of December 31, 2004 (the last filing of the tax return), which begin to expire in 2009.

The 2003 and 2004 tax years are open to review and inspections by the Italian tax authorities pursuant to the applicable laws.


19. GAIN ON TERMINATION OF LEASE

In December 2002, the Company terminated a lease for abandoned property. The lease termination agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant, which was completed as of July 2003, and then the Company is obligated to pay $20,000 per month until August 2010. The Company was released from all other obligations under the lease. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its future obligations and the entire obligation that remained on the books under the original lease obligation. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities, and amounted to $1,070,057 and $1,490,240 at June 20, 2005 and 2004, respectively.

20. EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:
The Company sponsors a tax deferred retirement savings plan ("401(k) plan") which permits eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. Matching contributions charged to expense were approximately $0, $1,500 and $7,200, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. There were no employee contributions to the plan in fiscal 2005.

The Company also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2005, 2004 or 2003.


21. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2005:

o In connection with the AONet acquisition, the Company issued 100,000 common shares with a fair value of $774,000.

o The Company has a remaining purchase obligation of $917,250 in connection with the AONet acquisition.

o In connection with the Innalogic acquisition, the Company issued 100,000 common shares with a fair value of $471,272.

o The Company recorded deferred compensation expense of $2,840,150 in connection with the issuance of stock options.

o AONet acquired the data center from a third party by agreeing to pay $422,310 through 2008.


For the year ended June 30, 2004:

o The Company issued 407,790 common shares in relation to the exercise of warrants held by General Electric Capital Corporation during the year ended June 30, 2004.

o The Company issued 150,000 common shares in connection with a stock subscription receivable of $600,000.

o In connection with the sale of the teleservices division, the Company has a note receivable of $300,000.

o In connection with a lawsuit settlement, the Company cancelled shares of preferred stock of a discontinued subsidiary in the amount of $280,946.

For the year ended June 30, 2003:

o The preferred shareholders converted 149 shares of preferred Series E stock to 159,534 shares of common stock during the year ended June 30, 2003.
o In connection with the redemption of the preferred Series E stock, the preferred shareholders converted 2,751 shares of preferred Series E stock to 362,604 shares of common stock during the year ended June 30, 2003. In addition, the Company recognized a gain on redemption of preferred stock of $13,970,813.





Supplemental disclosures of cash flow data:

                                                                  2005                   2004              2003
                                                                -------                 ------            ----
    Cash paid during the year for:
        Interest                                               $        -              $156,769        $ 234,164
        Income tax paid                                        $ 18,320                $  17,995       $   8,119

 22. SEGMENT INFORMATION:

In accordance with SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information' segment information is being reported consistent with the Company's method of internal reporting. The Company believes it has two reporting segments. The Company has two product and services line (security technologies and data center technologies).The security technologies product and services line, which includes Innalogic and FDA is a new and emerging business and, as such, has limited revenue earnings to report. The data center technologies product and services line, which includes AONet, is a new business emerging from an historical bankruptcy and, as such, has limited revenue earnings to report. The segment follows the same accounting policies as outlined in Note 2.

Financial information relating to fiscal years ended June 30, 2005 continuing operations by business segment follows:


---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
                                               Security           Data Center              Corporate and Other   Total
                                               Technologies       Technologies
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Fiscal 2005
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Net Revenue from external customers
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
   United States                               $    631,480       $                  -                -          $    631,480
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
   Italy                                                                   180,465                    -           $     180,465
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Total revenues                                 $    631,480       $       180,465                     -          $     811,945
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------

---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Gross Profit                                   $    425,250       $         26,035                    -          $     451,285
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------

---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Selling, general, administrative               $ 3,212,533        $       122,819          $     3,869,814       $  7,205,166
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Depreciation and amortization                  $   113,616        $         29,668         $         6,399       $     149,683
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Loss from operations                           $ 2,900,899        $       126,452          $     3,876,213       $ 6,903,564
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------

---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Segment assets                                 $    624,612       $    6,140,034           $   5,384,149 (1)     $12,098,795
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------
Capital expenditures                           $    214,092                       -        $          35,713     $     249,805
---------------------------------------------- ------------------ ------------------------ --------------------- -----------------

There were no revenues in fiscal 2004 or 2003 from continuing operations. The majority of the Company's continuing operations activity in fiscal 2004 and 2003 was from Corporate, therefore detail by segment is not presented.

(1) Principally the investment in Excela S.p.A. and other related party note receivable


23. SUBSEQUENT EVENTS:

On July 1, 2005, MSGI and it's subsidiary Future Developments America, Inc. ("FDA") entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement.

On July 13, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The instrument requires repayment over 36 months with a maximum of 8% interest per annum. Repayment shall be in cash or in registered shares of common stock. The monthly amortization shall commence 90 days after closing according to a 33-month amortization schedule. At the Investor's option, the note may be repaid upon the issuance of common stock at the conversion price; otherwise all payments must be in cash. The Conversion price shall be equal to 75% of the initial market price, which was $6.56. The interest rate resets to zero for any monthly period in which the stock price is greater than 125% of the initial market price. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. The Company received $2 million in gross proceeds upon closing, and will receive an additional $500,000 upon filing of the registration statement relating to this offering, and $500,000 upon the effectiveness of such registration statement. The Company also issued warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share. The placement agent received warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share and a fee equal to 7% of the aggregate offering. The Company has not yet calculated the effect of the beneficial conversion feature of this instrument.

On August 1, 2005, MSGI filed a registration statement on Form S-3 in order to register the shares of the Company's common stock underlying the Callable Secured Convertible Note financing. The registration statement became effective on September 12, 2005.

On August 31, 2005 MSGI acquired an additional percentage of Innalogic LLC thereby providing MSGI with a 76% stake in the company. Pursuant to a ratchet provision included in the Amended and Restated Limited Liability Company Agreement, dated August 18, 2004 between MSGI and the Innalogic LLC Members, MSGI was entitled to receive an additional stake in the LLC with no additional consideration effective August 31, 2005.

On September 30, 2005, AONet paid approximately $168,000 of overdue withholding taxes relating to 2004 by increasing its overdraft facility with the bank for the same amount. The new bank debt is due within one year.

On June 13, 2005, MSGI entered into a business agreement with VeriSign, Inc. to launch advanced services using the VeriSign NetDiscovery Service. The VeriSign and MSGI agreement effectively represents the market launch of the VeriSign NetDiscovery Service in Italy. Under the terms of the agreement, VeriSign has agreed to align with MSGI as its representative in Italy, where MSGI will operate the VeriSign NetDiscovery Service infrastructure in a data center operated by MSGI's AONet International subsidiary. The VeriSign NetDiscovery Service in Italy will support end-to-end legal interception solutions addressing the government regulations and judicial requirements for advanced technologies such as VoIP, push to talk, and wireless packet data. Financial terms and future MSGI payment obligations are under discussion.

                                     Schedule II


                         MSGI Security Solutions, Inc.
                    Valuation and Qualifying Accounts
            For the Years Ended June 30, 2005, 2004 and 2003


--------------------------------------------------------------------------------
Column A        Column B           Column C            Column D        Column E
--------------------------------------------------------------------------------
                                   Additions
                             -----------------------
                       Balance at      Charged To    Charged To
Description       Beginning       Costs and           Other           Deductions-            Balance At
                   Of Period       Expenses           Accounts-        Describe (1)        End Of Period
                                                                      Describe

----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Fiscal 2005          215,750 (2)           -                    -              -           215,750


Fiscal 2004          -                      -                   -               -                 -


Fiscal 2003          -                       -                  -               -                 -


------------------

(1) Represents accounts written off during the period.

(2) A portion represents allowance for doubtful account balance on the opening balance sheets for acquisitions made during the year.

Exhibit 21

                             SUBSIDIARIES OF THE REGISTRANT

                                                                 State of
                                                              Incorporation
      Alliance Media Corporation                                 Delaware
      MKTG Services - New York, Inc.                             New York
      MKTG TeleServices, Inc.                                   California
      MKTG Services - Philly, Inc.                               New York
      MKTG Services - Boston, Inc.                               Delaware
      Pegasus Internet, Inc.                                     New York
      WireEmpire, Inc.                                           Delaware
      Future Developments America, Inc.                          Delaware
      Innalogic LLC                                              New York
      AONet International Srl                                       Italy

                                                                    Exhibit 23.1

                       CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



We consent to the incorporation by reference in the following Registration
Statements:

(1) Registration Statement (Forms S-3 No. 333-127095, No. 333-125602, No. 333-122752, No. 333-33174, No. 333-34822 and No. 333-89973) of MSGI
     Security Solutions, Inc., and

(2) Registration Statement (Forms S-8 No. 333-121041, No. 333-94603 and No. 333-82541) of MSGI Security Solutions, Inc.; of our report dated October 7, 2005, with respect to the consolidated financial statements of AONet International S.r.l., included in this Annual Report (Form 10-K) for the one month period ended June 30, 2005.

/s/ Reconta Ernst & Young S.p.A.
Milan, Italy
October 7, 2005

                                  Exhibit 23.2




            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-127095, No. 333-125602, No. 333-122752, No. 333-33174, No.
333-34822 and No. 333-89973) and Forms S-8 (No. 333-121041, No. 333-94603 and
No. 333-82541) of MSGI Security Solutions, Inc. (formerly Media Services Group, Inc.) and subsidiaries, of our report dated October 12, 2005, (which report 1.) expresses an unqualified opinion, 2.) references the audit report of other auditors whose report on the accounts of AONet International S.r.l, a 51% owned subsidiary acquired June 1, 2005, upon which report our opinion is based as it relates to the data included for AONet International S.r.l in the consolidated financial statement of MSGI Security Solutions, Inc. and 3.) includes an explanatory paragraph relating to the ability of MSGI Security Solutions, Inc. to continue as a going concern), relating to the consolidated financial statements and Schedule II as of June 30, 2005 and 2004 and for the three fiscal years then ended, which is included in this Form 10-K Filing.

/s/ Amper, Politziner & Mattia P.C.
-----------------------------------
October 12, 2005
Edison, New Jersey

Exhibit 31.1


                                  CERTIFICATION


         I, J. Jeremy Barbera, certify that:

         (1)I have reviewed this annual report on Form 10-K of MSGI Security Solutions, Inc.;

         (2)Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3)Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

         (4)The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  (a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b)[Paragraph omitted in accordance with SEC transition
                instructions];

                  (c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5)The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: October 13, 2005

                                       By: /s/ J. Jeremy Barbera
                                          -----------------------------
                                          J. Jeremy Barbera
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Exhibit 31.2


                                  CERTIFICATION


         I, Richard J. Mitchell III, certify that:

         (1)I have reviewed this annual report on Form 10-K of MSGI Security Solutions, Inc.;

         (2)Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         (3)Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Registrant as of, and for, the periods presented in this report;

         (4)The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

                  (a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                  (b)[Paragraph omitted in accordance with SEC transition
                instructions];

                  (c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         (5)The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  (a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated: October 13, 2005

                                       By: /s/ Richard J. Mitchell III
                                          -----------------------------
                                          Richard J. Mitchell III
                                          Chief Accounting Officer
                                          (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-K for the year ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 13, 2005
                                       By: /s/ J. Jeremy Barbera
                                          -----------------------------
                                          J. Jeremy Barbera
                                          Chairman of the Board,
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-K for the year ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
J. Mitchell III, Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: October 13, 2005
                                       By: /s/ Richard J. Mitchell III
                                          -----------------------------
                                          Richard J. Mitchell III
                                          Chief Accounting Officer
                                          (Principal Financial Officer)






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