Form 10-K/A
period 2005-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2005-10-28
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                                  Amendment No. 1

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2005
                                       OR
              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ______________________ to_______________________
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

                    Yes  |X|       No  |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                   Yes   |_|       No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rile 12b-2 of the Exchange Act).

                   Yes   |_|       No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant on the last business day of its most recently completed second fiscal quarter was approximately $26,499,906.

Introduction

MSGI Security Solutions, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2005 (the "2005 Form 10-K"), dated October 13, 2005. In accordance with General Instruction G to the Form 10-K, the information called for by items 10, 11, 12, 13 and 14 of Part III of Form 10-K was not included in the body of the 2005 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within 120 days from its fiscal year end. Because the Company is not in fact filing its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2005 Form 10-K by deleting therefrom the caption and first paragraph under Part III and substituting in its entirety the following replacements for Items 10, 11, 12, 13 and 14.

MSGI is also filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2005 to make corrections to certain historical information provided in the original Annual Report on Form 10-K, as well as correcting various minor typographical errors in the Annual Report on Form 10-K. These typographical errors occurred during the process of preparing the document for electronic filing with the Securities and Exchange Commission.

The following are the significant revisions to the original Form 10-K, audited consolidated financial statements and notes as follows:

      o     Item 5 - correction to fiscal 2005 stock price data

      o     Item 6 - corrections to financial data tables

      o Consolidated Statement of Stockholders' Equity - to correct typographical

      o     errors on the totals and some of the fiscal 2004 and 2005 data lines

      o     Footnote 2 - corrected data reported for fiscal 2005 in the Employee

      o     stock-based compensation table

      o Footnote 3 - corrected pro forma data for fiscal 2005 reported for AONet

      o Footnote 17 - added additional data in the stock options table to report

      o     weighted average exercise price

      o     Footnote 18 - corrected data in the deferred tax assets table

      o Footnote 21 - added in erroneously omitted information in the supplemental

      o     disclosure of cash flow data for interest expense for fiscal 2005

      o     Footnote 22 - corrected segment data totals for assets

This form 10-K/A continues to speak as of the date of the original filing of the Form 10-K. The corrections made have no effect to the Consolidated Financial Statements and there is no restating of any previously reported financial results as of June 30, 2005.

                                     PART I

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-K discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, industry trends, demographic changes, competition; the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology and telecommunication costs.

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

At the current time, the MSGI strategy is focused on proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance, intelligence monitoring, and data protection in the United States, Italy and Europe. On June 1, 2005, we acquired a 51% interest in AONet International srl, a Provider of application hosting, data redundancy and disaster recovery services based in Milan, Italy

Background

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

December 1997   Media Marketplace, Inc.                  Specializes in providing list management, list brokerage and
                Media Marketplace Media Division, Inc.   media planning and buying services. (sold as part of
                                                         the December 2002 sale of the direct market business)

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

January 1999    Stevens-Knox & Associates, Inc.          Specializes in providing list management, list brokerage and
                Stevens-Knox List Brokerage, Inc.        database management services. (sold as part of
                Stevens-Knox International, Inc.         the December 2002 sale of  the direct market business)

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

March 2000        The Coolidge Company                       Specializes in list management
                                                             and list brokerage services. (sold in July 2001)

September 2000    Begin plan to discontinued the
                  operation of Wired                         Empire, Inc. (completed in January 2001).

In April and August 2004, the Company acquired majority interests in the Future Developments America, Inc. and Innalogic, LLC businesses that are focused in the homeland security and surveillance sectors. In June 2005, the Company acquired a majority interest in AONet International, S.r.L., a business located in Milan, Italy which is a provider of application hosting, data redundancy and disaster recovery services.

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
                 Excelsa S.p.A.

June 2005        Acquired 51% of AONet International Srl     Provider of application hosting, data redundancy
                                                             and disaster recovery services.

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

In January 2003, the Company entered into an agreement and settled the outstanding amount owed to the former Grizzard shareholders in connection with a holdback agreement. The Company paid approximately $4.6 million and utilized its restricted cash. Approximately $.3 million of restricted cash became available for general company use.

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

In March 2004, the Company completed its sale of substantially all the assets relating to its telemarketing and telesales services business held by its wholly owned subsidiary MKTG Teleservices, Inc. to SD&A Teleservices, Inc. (SD&A) a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.8 million in cash plus the assumption of certain related liabilities, subject to a final working capital adjustment. As such, the operations and cash flows of the telemarketing and telefunding business have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the operations and cash flows for the periods ended June 30, 2004 and 2003 have been reclassified into a one-line presentation and is included in loss from discontinued operations and net cash used by discontinued operations.

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

During December 2004 the Company conducted a closing on the sale to certain strategic investors for the purchase of 419,354 shares of the Company's Common Stock at $7.75 per share generating gross proceeds of approximately $3.25 million. In connection with the offering, five-year warrants were issued to the investors to purchase 209,686 shares of Common Stock at an exercise price per share of $8.25. The investors have "piggyback" registration rights with respect to the shares of common stock issuable upon the exercise of the warrants. As compensation for their services as placement agents in the offering, the placement agents received five-year warrants substantially identical to those received by the investors to purchase approximately 25,162 shares of Common Stock at an exercise price per share equal to $7.75. The placement agents also received cash compensation equal to 6% of the gross proceeds obtained through the private placement.

On February 7, 2005, the Board of Directors approved a two-for-one split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective March 9, 2005. All stock prices, per share and share amounts have been retroactively restated to reflect the split and are reflected in this document.

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

Services

The Company's two majority-owned operating businesses, Innalogic, LLC ("Innalogic") and AONet International, S.r.L. ("AONet"), along with Excelsa S.p.A., a minority owned investment and Future Developments America, Inc. ("FDA"), are leading providers of technology-based products and services to law enforcement agencies throughout North America and Europe. The services offered by the Company's various subsidiaries are described below.

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

AONet International Srl.:

Created in 2004 from the acquisition of the original business assets of AONet SpA, a company placed in liquidation, AONet International Srl is focused primarily on providing outsourcing of data services and business continuity, the management of technology assets and company networks, disaster recovery and security systems. It is located in Milan, Italy.

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

Excelsa S.p.A.:

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

Excelsa's video solutions can be implemented by integrating existing analog video systems with the new network video system, allowing access to all of the functionality and benefits offered by digital technology.

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

Facilities

The Company leases all of its real property. Facilities for its headquarters are in New York, NY and its sales and service offices are located in Washington, DC and Milan, Italy. The Company believes that its facilities are in good condition and are adequate for its current needs. The domestic facilities leases terminate in June and October 2006. The lease for our facility in Milan expires in 2010. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources are all adequate for its needs through fiscal 2006. At this time, the Company does not require any manufacturing facilities for its operations.

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

Item 2. Properties

The Company and certain subsidiaries lease facilities for office space summarized as follows and in Note 15 of Notes to the Company's consolidated financial statements included in this Form 10-K. The company is headquartered in New York, NY where it maintains approximately 4,540 feet of office space in two locations. We lease approximately 1,840 square feet which is equipped to fully meet the needs of our corporate finance office. The current lease runs through June 2006 with a monthly rent of $13,000. Our majority owned subsidiary, Innalogic LLC., currently leases approximately 2,700 square feet of office space in New York, NY. The current lease runs through October 2005 with a monthly rent of $5,400. Innalogic LLC has executed a new lease for the property which will run through October 2006 with a monthly rent of $6,500. Our majority owned subsidiary, AONet International S.r.L., currently leases approximately 31,000 square feet of office space in Milan, Italy. The current leases run through April 2010 and January 2011 with a monthly rent of approximately $16,000. AONet International S.r.L. holds an option to renew the leases for an additional 6 year term at the end of the current lease term.

                   Location                             Square Feet

              New York, New York                            4,540
              Milan, Italy                                 31,000

In addition, the Company is currently leasing approximately 29,400 square feet in New York, which is not being currently utilized. Accordingly, the Company has provided for the future estimated cost of this lease at the time of abandonment in fiscal 2002.

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

In June 2002, the Company entered into a tolling agreement with various claimants who acquired WiredEmpire Preferred Series A stock in a private placement. The agreement states that the passage of time from June 15, 2002 through August 31, 2002 shall not be counted toward the limit as set out by any applicable statute of limitations. In addition, the claimants agreed that none of them would initiate or file a legal action against Mr. Barbera, MSGI or WiredEmpire prior to the termination of the agreement. The claimants invested approximately $1,200,000 in WiredEmpire's preferred stock. In January 2003, a lawsuit was filed in Alabama, Circuit Court for Jefferson County by certain plaintiffs involved in the Agreement. The action was filed against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of MSGI, MSGI and WiredEmpire, Inc. The plaintiffs' complaint alleges among other things violations of state securities laws and breach of fiduciary duty. This lawsuit was settled during fiscal year 2003 and was fully covered by the Company's insurance.

In 1999, a lawsuit under Section 16(b) of the Securities Exchange Act of 1934 was commenced against General Electric Capital Corporation ("GECC") by Mark Levy, derivatively on behalf of the Company, to recover short swing profits allegedly obtained by GECC in connection with the purchase and sale of MSGI securities. The case was filed in the name of Mark Levy v. General Electric Capital Corporation, in the United States District Court for the Southern District of New York, Civil Action Number 99 Civ. 10560(AKH). In February 2002, a settlement was reached among the parties. On April 29, 2002, the court approved a settlement of a payment by GECC to MSGI of $1,250,000, net of attorney fees plus reimbursement of mailing costs. In July 2002, the court ruling became final and the Company received and recorded the net settlement payment of $965,486 plus reimbursement of mailing costs.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol "MSGI." Prior to December 29, 2003, the Company traded under the symbol "MKTG". Prior to July 30, 2001, the Company traded under the symbol "MSGI." The following table reflects the high and low sales prices for the Company's common stock for the fiscal quarters indicated, as furnished by the NASDAQ:

                                          Low                    High
Fiscal 2005
                   Fourth Quarter        $4.35                 $ 8.25
                   Third Quarter          5.80                  10.20
                   Second Quarter         5.42                   9.38
                   First Quarter          3.60                   7.00
Fiscal 2004
                   Fourth Quarter        $1.80                 $ 7.38
                   Third Quarter          1.44                   2.74
                   Second Quarter          .65                   4.49
                   First Quarter           .62                    .92

On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 9,375,000 shares. The stock split was effective March 9, 2005. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying consolidated financial statements and Notes to Financial Statements. Stockholders' equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the increase in issued common shares from common stock account to paid-in-capital.

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

                                                                                 Historical
                                                                             Years ended June 30,
                                                                            ----------------------
                                                                    (In thousands, except per share data)

                                                  2001           2002 (8)       2003 (9)        2004 (10)       2005
                                                  ----           ----           ----            ----            ----
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

Revenues (4)                                    $     --       $     --       $     --        $     --        $    811
Amortization and depreciation                   $     --       $     41       $     --        $     --        $    150

Income (loss) from operations                   $ (6,189)      $(11,059)(5)   $ 2,072 (11)    $ (2,335)       $ (6,904)
Income (loss) from continuing operations        $(13,087)(1)   $(11,075)      $  2,977        $ (2,087)       $ (6,575)

(Loss) gain from discontinued operations        $(52,696)(2)   $(54,711)(6)   $   (517)(12)   $ (1,224)       $   (181)

Net income (loss)                               $(65,839)      $(65,683)      $ (2,615)(13)   $ (3,311)       $ (6,756)

Net income (loss) available to common
stockholders                                    $(66,492)(3)   $(66,096)(7)   $ 11,356(14)    $ (3,030)(15)   $ (6,872)

Income (loss) per diluted share (16) :
    Continuing operations                       $ (10.91)      $  (7.45)      $   7.39        $  (0.78)       $  (1.94)
    Discontinued operations                     $ (28.52)      $ (35.79)      $  (0.23)       $  (0.53)       $  (0.05)
    Cumulative effect of change in accounting     (10.57)            --          (2.21)             --              --
                                                --------       --------       --------        --------        --------
                                                $ (50.00)      $ (43.24)      $   4.95        $  (1.31)       $  (1.99)

    Weighted average common shares
          Outstanding  - diluted                   1,330          1,528          2,294           2,316           3,460

OTHER DATA:

Net cash used in operating activities:          $ (7,148)      $ (7,433)      $ (4,409)       $ (2,620)       $ (4,086)
Net cash (used in) provided by investing
  activities:                                   $   (173)      $     74       $ 13,420        $  2,449        $ (4,936)
Net cash provided by (used in) financing
  activities:                                   $ 17,609       $ (6,027)      $(12,022)       $  1,445        $  6,800
Net cash (used in) provided by discontinued
  operations                                    $(19,222)      $(56,576)      $   (130)       $    614        $   (237)

                                                                     Historical
                                                                   As of June 30,
                                                                  (In thousands)
CONSOLIDATED BALANCE SHEETS DATA:                2001        2002        2003        2004       2005
                                                 ----        ----        ----        ----       ----
Cash and cash equivalents                      $    175    $  3,802    $    661    $  2,549   $    118
Working capital (deficit)                      $   (735)   $ (1,363)   $ (3,789)   $  1,596   $ (4,664)
Total intangible assets                        $     --    $     --    $     --    $    490   $  3,432
Total assets                                   $ 98,041    $ 47,596    $  7,648    $  5,288   $ 12,098

Total long term debt, net of current portion   $  4,787    $    176    $     --    $     --   $    181

Total stockholders' equity                     $ 68,778    $  1,390    $  3,108    $  2,201   $  4,880

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

(10) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert
      W. Woodruff Arts Center, Inc. for approximately $2.8 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included in the company's results from the date of sale. Amounts have been reclassified to discontinued operations.

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

(15) Net income available to common shareholders includes a gain on redemption of preferred stock of a discontinued operation of $0.3 million

(16) On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective March 9, 2005. On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share and the number of authorized shares of common stock is reduced to 9,375,000. The stock split was effective January 27, 2003. During September 2001 the Board of Directors approved a six-for-one reverse split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective October 15, 2001. All stock prices, per share and share amounts have been retroactively restated to reflect the forward and reverse splits and are reflected in this document.

The following is a summary of the quarterly operations for the years ended June 30, 2004 and 2005.

                                                                                Historical
                                                                           Quarter ended June 30,
                                                                   (In thousands, except per share data)
                                                                                 (unaudited)

                                                      9/30/2003 (2)   12/31/2003 (2)     3/31/2004 (2)   6/30/2004 (2)
                                                      -------------   --------------     -------------   -------------
Revenues (1)                                            $      --       $      --          $      --       $      --
Loss from operations                                    $    (278)      $    (505)         $    (353)      $  (1,199)
Net income (loss)                                       $     130       $      71          $  (2,549)      $    (963)
Net income (loss) available to common stockholders      $     130       $     352(3)       $  (2,549)      $    (963)
Basic loss per share (6) :
     Continuing operations                              $   (0.13)      $   (0.10)         $   (0.17)      $   (0.41)
     Discontinued operations                                 0.19            0.26              (1.00)             --

                                                        ------------------------------------------------------------
Basic loss per share                                    $    0.06       $    0.16          $   (1.17)      $   (0.41)
                                                        ============================================================

Diluted loss per share (6):
     Continuing operations                              $   (0.11)      $   (0.08)         $   (0.17)      $   (0.41)
     Discontinued operations                                 0.17            0.22              (1.00)             --
                                                        ------------------------------------------------------------
Diluted loss per share                                  $    0.06       $    0.14          $   (1.17)      $   (0.41)
                                                        ============================================================

                                                                              Historical
                                                                        Quarter ended June 30,
                                                                 (In thousands, except per share data)
                                                                               (unaudited)

                                                        9/30/2004      12/31/2004       3/31/2005       6/30/2005
                                                        ---------      ----------       ---------       ---------
Revenues                                                $     150       $      --       $     347       $     315
Loss from operations                                    $    (873)      $  (1,142)      $  (2,203)      $  (2,686)
Net income (loss)                                       $    (775)      $  (1,049)      $  (2,214)      $  (2,718)
Net income (loss) available to common stockholders      $    (775)      $  (1,049)      $(2,283) (4)    $(2,765) (5)
Basic and diluted loss per share(6):
     Continuing operations                              $   (0.24)      $   (0.32)      $   (0.61)      $   (0.77)
     Discontinued operations                                (0.01)             --              --           (0.04)
                                                        ---------------------------------------------------------

Basic and diluted loss per share                        $   (0.25)      $   (0.32)      $   (0.61)      $   (0.81)
                                                        =========================================================

(1)   Prior periods presented have been restated in accordance with SAB 104. See
      Note 2, "Significant Accounting Policies," of the Company's consolidated financial statements included in this Form 10-K. Subsequently, the amounts were reclassified for all periods into discontinued operations.

(2) In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices') to SD&A Teleservices, Inc. ('SDA'), a wholly owned subsidiary of the Robert
      W. Woodruff Arts Center, Inc. for approximately $2.8 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included on the Company's results from the date of sale. Amounts have been reclassified to discontinued operations.

(3) Includes a gain from the redemption of preferred stock of a discontinued subsidiary of $0.3 million.

(4) Includes an expense for undeclared dividends on preferred stock of $70,000.

(5) Includes an expense for undeclared dividends on preferred stock of $46,000.

(6) On February 7, 2005, the Board of Directors approved a two-for-one split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective March 9, 2005. All stock prices, per share and share amounts have been retroactively restated to reflect the split.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 effective July 1, 2002. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the telemarketing and teleservices business (See Note 5), the remaining goodwill relating to the telemarketing and teleservices business of approximately $2.3 million was included in loss from discontinued operations for the year ended June 30, 2004.

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

Accounting for Income Taxes:

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. AONet files a separate tax return in Italy on an annual basis.

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

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $2.8 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment based on net tangible assets as of the date of sale. The Company recognized a loss on disposal of discontinued operations of approximately $.9 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred.

On April 10, 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. Further subject to the terms and conditions of the Stock Purchase Agreement, the Company was entitled to an additional 25% beneficial ownership of FDA, if certain pre-tax income targets were not met by certain target dates as set forth in the Stock Purchase Agreement. On July 1, 2005, MSGI and it's subsidiary FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI.

On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000, pursuant to definitive agreements entered into as of August 18, 2004. Further, subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the amount of $235,886 in the year ended June 30, 2005. The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company would obtain an additional 25% membership interest in Innalogic, if certain pre-tax income targets were not met by certain target dates. On August 31, 2005, the limited liability agreement was restructured such that the Company now holds a 76% ownership interest in Innalogic LLC.

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

On January 3, 2005, the Company entered into an additional Subscription Agreement with Excelsa to acquire an additional 135,381 shares of common stock of Excelsa, par value of 1.0 Euro per share, for a purchase price of approximately $2.0 million dollars, representing 8.4% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. The shares acquired, in the aggregate with the original shares acquired in December 2004 (Note 4), represent 12.5% of the issued and outstanding shares of Common Stock of Excelsa on a fully diluted basis. Excelsa has represented to the Company that it will not solicit, initiate, consider, encourage or accept any other proposals or offers from any person relating to any acquisition or purchase of all or any portion of the capital stock or assets of Excelsa or any of its subsidiaries nor will it enter into any merger, consolidation, business combination, recapitalization, reorganization or other extraordinary business transaction involving or related to Excelsa or any of its subsidiaries for the period from the date of execution of the subscription agreement through December 31, 2005.

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51 percent of Excelsa's issued and outstanding common stock, to acquire 262,500 shares of Excelsa common stock at no additional consideration by MSGI. After giving effect to such issuance, and together with the 66,632 shares of Excelsa common stock already owned by MSGI, MSGI owns approximately 19.5 percent of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. Excelsa and the signatory stockholders have agreed to anti-dilution protection of MSGI's equity stake, such that MSGI will continue to own no less than 19.5 percent of Excelsa's issued and outstanding shares of common stock through December 31, 2005. The Restructuring and Subscription Agreement provides that a portion of the purchase price paid by MSGI to Excelsa pursuant to the Second Subscription Agreement be used as consideration for Excelsa's agreement to issue the 262,500 shares, such that no additional consideration will be due to Excelsa for those shares, and that the Second Subscription Agreement be terminated effective as of the date of actual issuance of those shares. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method of accounting.

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

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
                                          Security           Data Center              Corporate and Other   Total
                                          Technologies       Technologies
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Fiscal 2005
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Net Revenue from external customers
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
   United States                          $    631,480       $            --                       --       $    631,480
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
   Italy                                            --               180,465                       --       $    180,465
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Total revenues                            $    631,480       $       180,465                                $    811,945
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Gross Profit                              $    425,250       $        26,035                                $    451,285
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Selling, general, administrative          $  3,212,533       $       122,819          $     3,869,814       $  7,205,166
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Depreciation and amortization             $    113,616       $        29,668          $         6,399       $    149,683
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Loss from operations                      $ (2,900,899)      $      (126,452)         $    (3,876,213)      $ (6,903,564)
----------------------------------------- ------------------ ------------------------ --------------------- -----------------

----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Segment assets                            $    624,612       $     6,140,034          $     5,334,149       $ 12,098,795
----------------------------------------- ------------------ ------------------------ --------------------- -----------------
Capital expenditures                      $    214,092                    --          $        35,713       $   249,805
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

The Company recognized non-cash employee compensation expenses of approximately $1.7 million in the Current Period with no comparable expense in the Prior Period primarily in recognition of the fair market value of stock options granted to certain employees and directors granted at an exercise price below market value at the measurement date as accounted for under Accounting Principles Board No. 25.

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

During the Current Period the Company recognized a goodwill impairment charge of $490,000 as a result of entering into a Stock Purchase, Earnout and Royalty Payment Agreement on July 1, 2005 with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. ("FDA") held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of FDA to MSGI. Previously booked goodwill associated with the Company's original investment in FDA was deemed impaired as of June 30, 2005 as a result of the transaction.

During the Current Period the Company recognized an other asset impairment charge of approximately $268,000 as a result of entering into the same Stock Purchase, Earnout and Royalty Payment Agreement on July 1, 2005 with Future Developments, Ltd., referred to above. Subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. Previously inventory and fixed asset balances associated on the balance sheet of FDA were deemed impaired as of June 30, 2005 as a result of the transaction.

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

During the Current Period the Company recognized a gain on an early termination of a lease of approximately $70,000. The property lease was terminated and previously booked reserves for abandoned properties were reversed against the cash settlement paid.

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

Results of Operations Fiscal 2004 Compared to Fiscal 2003

As of the year ended June 30, 2004 (the "Current Period"), there were no revenue generating operations remaining within MSGI as a result of the sale of substantially all of the assets related to its telemarketing and telesales business held by its wholly owned subsidiary, MKTG Teleservices, Inc. Future Developments America, Inc., the sole subsidiary of MSGI as of June 30, 2004, is a new and emerging business and, as such, has generated no revenues as of June 30, 2004. All revenues generated by previously owned subsidiaries during the fiscal year ended June 30, 2003, (the "Prior Period"), have been reclassified to a single line presentation of Gain or Loss from Discontinued Operations on the Consolidated Statement of Operations.

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

Gain on termination of lease of approximately $3.1 million in the Prior Period was a result of the Company successfully negotiating a termination of a lease for an abandoned lease property. The agreement required an up front payment of approximately $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant, which were completed in July 2003, and then the Company is obligated to pay $20,000 per month until August 2010. The gain on lease termination represents a change in estimate representing the difference between the Company's present value of its new future obligations and the entire obligation that remained on the books under the original lease obligation as a result of the abandonment. The remaining obligation has been recorded in accrued expenses and other current liabilities and other liabilities.

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

Interest expense of approximately $97,000 in the Current Period decreased by approximately $97,000 or 50% over interest expense of approximately $194,000 in the Prior Period. Interest expenses decreased primarily due to decreased balances in notes payable.

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

As a result of the above, loss from continuing operations item of $2.1 million in the Current Period increased by $5.1 million over comparable income of $3.0 in the Prior Period.

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

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions, and its credit facilities. At June 30, 2005, the Company had cash and cash equivalents of $118,465. As of June 30, 2005, our auditors have included a going concern uncertainty paragraph in their reports for both the consolidated company and AONet International Srl on a stand alone basis. This was based upon the recurring losses, insufficient revenue base and significant volume of liabilities at such time. In July, 2005, the Company completed and closed on a $3 million Private Placement with a NY-based investor group. The Company believes that this financing, combined with funds on hand and projected sales will meet their current working capital requirements and enable the Company to meet interest and debt obligations including those of the Callable Secured Notes and payments due to acquire our interest in AONet for the next twelve months. A significant amount of funds have been invested in new and emerging companies, and we believe it will require an integration period before their operations generate sufficient cash flows to pay their obligations. The AONet facility was principally acquired as a base of operations and data center for the Company's newly established legal interception business; and the financial benefit of this activity is expected to occur in the beginning of 2006.

The Company realized a loss from continuing operations of approximately $6.6 million in the Current Period. Cash used in operating activities from continuing operations was approximately $4.1 million. Net cash used in operating activities principally resulted from the loss from continuing operations in addition to increases in accounts receivables and inventories offset by an increase trade accounts payable and accrued liabilities in the Current Period, resulting from the growth of the business and cash flow constraints. The Company realized a loss from continuing operations of approximately $2.1 million in the Prior Period. Cash used in operating activities from continuing operations was approximately $2.6 million in the Prior Period. Net cash used in operating activities principally resulted from the loss from continuing operations in addition to decreases in accrued liabilities offset by an increase trade accounts payable and decrease to other current assets in the Current Period.

In the Current Period, net cash of approximately $4.9 million was used investing activities consisting primarily of the purchase of an investment in Excelsa of $4.1 million, the cash used in the acquisition of AONet of approximately $.8 million and purchases of property and equipment of 250,000. In the Prior Period, net cash of approximately $2.4 million was provided by investing activities consisting primarily of the proceeds from the sale of MKTG Teleservices, Inc.

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

Our contractual obligations are summarized in the table below

                                                                      Payments Due
                                                                     (In thousands)
                                           ----------------------------------------------------------------------
Contractual Obligations                     Total       Less than        1 - 3          4 - 5        More Than
                                                         1 year          years          years         5 years
------------------------------------------------------ ------------ ---------------- ------------- --------------
Operating leases (1)                        2,519          674           1,390            455            --
Purchase obligations for AONet
 acquisition - related party                  917          917              --             --            --
Long-term debt                                422          242             180             --            --

(1) Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Of such lease commitments, $1.2 million is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

Debt:

In March 2004, in connection with the sale of the MKTG Teleservices, Inc. operations, the Company repaid approximately $.2 million balance of one credit facility and terminated the relationship with the credit provider. The Company's domestic operations no longer has any debt related to credit facilities on its balance sheet as of June 30, 2005.

The Company's majority owned subsidiary, AONet, is completely financed with short-term debt from Italian banks. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at June 30, 2005. (See Note 10). At June 30, 2005, AONet had overdrafts of approximately $545,000 from a total availability of approximately $679,000. A portion of these facilities are guaranteed by the former majority shareholder and/or managing director of AONet. On September 30, 2005, AONet paid approximately $168,000 of overdue withholding taxes relating to 2004 by increasing its overdraft facility with the bank for the same amount. The new bank debt is due within one year.

The Company is required to withhold income taxes from direct employees' payroll and remit these amounts to the applicable governmental entity. The Company is also required to pay social security taxes, as well as withhold and remit the employee portion of these taxes to the government. As of June 30, 2005, AONet had not paid any amounts to these such governmental agencies since April of 2004, aggregating approximately $860,000. The accrued amounts also include approximately $0.1 million of penalties and interest, assessed based on the applicable rates used by the governmental entities for late payments. AONet has approached the Italian Social Security department to discuss the fact that payments of employee withholdings are in arrears. No final determinations related to a possible payment plan or settlement has been reached, therefore, the full amount of the taxes withheld and the related interest and penalties have been recorded. (See Note 11)

During June of 2005, AONet, through its affiliate Nexo, exercised an option agreement with a third party and purchased the data center for approximately $422,300. The data center has been recorded in these financial statements of AONet at its cost of approximately $422,300 and a corresponding note payable has been booked. (See Note 14)

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet, a company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis (see Note 3). The purchase price for the 51% stake was 1,100,000 Euro (of which 350,000 Euro has been paid through June 30,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.

Preferred Stock:

Series E
On February 24, 2000 the Company sold an aggregate of 30,000 shares of Series E Convertible Preferred Stock, par value $.01 ("Series E Preferred Stock"), and warrants to acquire 61,296 shares of common stock for proceeds of approximately $29.5 million, net of approximately $0.5 million of placement fees and expenses. The preferred stock was convertible into cash or shares of common stock on February 18, 2004 at the option of the Company. The preferred stock provided for liquidation preference under certain circumstances and accordingly had been classified in the mezzanine section of the balance sheet. The preferred stock had no dividend requirements.

After adjustment for the reverse stock split in Fiscal 2003 and a forward stock split in Fiscal 2005, the Series E Preferred Stock was convertible at any time at $587.35 per share, subject to reset on August 18, 2000 if the market price of the Company's common stock was lower and subject to certain anti-dilution adjustments. On August 18, 2000, the conversion price was reset to $293.76 per share, the market price on that date as adjusted for the reverse stock split. As a result of the issuance of a certain warrant, certain antidilultive provisions of the Company's Series E preferred stock were triggered. The conversion price of such shares was reset to a fixed price of $9.3840 based on an amount equal to the average closing bid price of the Company's common stock for ten consecutive trading days beginning on the first trading day of the exercise period of the aforementioned warrant. No further adjustments were made to the conversion price other than for stock splits, stock dividends or other organic changes. The warrant was exercisable for a period of two years at an exercise price of $685.224, subject to certain anti-dilution adjustments. The fair value of the warrant of $15,936,103, as determined by the Black Scholes option pricing model, was recorded as additional paid in capital and a corresponding decrease to preferred stock. The warrant expired in February 2002.

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

The preferred shareholders converted 1,799 shares of preferred stock to 225,966 shares of common stock for the year ended June 30, 2002.

On October 2, 2002, the common stockholders ratified the issuance of the Series E preferred stock and approved the stockholders right to convert such preferred stock to common stock beyond the previous 19.99% limitation. Subsequently, the preferred shareholders converted 149 shares of Series E preferred into 159,534 shares of common stock.

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

Series F
On November 10, 2004 the Company entered into and closed on definitive agreements with certain strategic investors for the purchase of 9,376 shares of Series F Convertible Preferred Stock at $320.00 per share for gross proceeds of approximately $3 million. On an as converted basis, the Series F Convertible Preferred Stock in this transaction equates to approximately 461,580 shares of Common Stock at a price of $6.50 per share. In connection with the issuance of the preferred stock, five year warrants were issued to the investors to purchase approximately 230,797 shares of Common stock at an exercise price of $8.125 per share. Also, in connection with the issuance of the preferred stock, warrants were issued to the placement agent to purchase approximately 27,695 shares of Common Stock at an exercise price of $6.50. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock.

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

Discontinued Operations:

In February 2001, the Company entered into a strategic partnership agreement (the "Agreement") with Paris based Firstream. Firstream paid the Company $3.0 million and in April 2001 received 3.0 million restricted shares of common stock, plus a two-year warrant for 800,000 shares priced at $1.50 per share. The warrant was exercisable over a two year period. The warrant was valued at $.9 million as determined by the Black-Scholes option pricing model and was recorded to equity. In accordance with the Agreement, the Company recorded proceeds of $1.8 million; net of fees and expenses, as equity and $1.0 million was designated as deferred revenue to provide for new initiatives. As part of the strategic partnership, the Company was to launch several new Firstream products and services in the areas of wireless communications, online music and consumer marketing programs for early adopters of new products. The remaining balance was $.8 million at June 30, 2002. In July 2002, the Company received a letter from Firstream canceling the strategic partnership agreement and requesting payment of the remaining $.8 million, which had been categorized as a liability at June 30, 2002. The Company settled with Firstream during fiscal year 2003 for approximately $.2 million and the remaining liability was sold as part of the Northeast operations sale. There was no remaining liability as of June 30, 2003.

In December 2002, the Company completed the sale of substantially all of the assets relating to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the "Northeast Operations") to Automation Research, Inc. ("ARI"), a wholly owned subsidiary of CBC Companies, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. As such, the operations and cash flows of the Northeast Operations have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Accordingly, the statement of operations and cash flows for the year ending June 30, 2003 has been reclassed into a one-line presentation and is included in Loss from Discontinued Operations and Net Cash Used by Discontinued Operations.

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

In September 2000 the Company offered to exchange the WiredEmpire preferred shares for MSGI common shares. During the fiscal year end June 30, 2001, the Company exchanged 82,084 shares of unregistered MSGI common stock for WiredEmpire preferred stock. The exchange resulted in a gain of $13,410,273, which was recorded through equity and is included in net loss attributable to common stockholders and earnings per share - discontinued operations for the year ended June 30, 2001. As of June 30, 2003, 48,000 shares of WiredEmpire preferred stock have not been exchanged and this is reported as minority interest in preferred stock of discontinued subsidiary as $280,946 at June 30, 2003. The shares were subsequently returned to MSGI and forfeited during the fiscal period ended June 30, 2004. This is reported as a gain on the redemption of preferred stock of a discontinued subsidiary as of June 30, 2004.

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

In May 2005, the FASB issued FASB Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and
(2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

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

On October 12, 2005, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), informed us and our Audit Committee of the Board of Directors that in connection with their review of our financial results for the fiscal year ended June 30, 2005, AP&M had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) summarized as follows:

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

o There are no formal documented closing and reporting calendar and checklists

o There are no uniform policies with respect to the accounting policies utilized by all subsidiaries

o The Whistleblower policies should be disseminated to all employees worldwide

o There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes, especially as the company continues its growth and expansion overseas

Reconta Ernst & Young, auditors of the operations of AONet International Srl indicated numerous material weaknesses in the internal controls of such operations summarized as follows: a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the subsidiary's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant routine and non-routine transactions; insufficient identification and documentation of related party transactions; insufficient controls to monitor the timely and proper payment of taxes and other bills.

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

In accordance with SEC requirements, our CEO and principal financial officer each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses, except for the acquisition of AONet International Srl on June 1, 2005, which operation had not been accustom to the requirements of a formal internal control structure .

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

PART III

Item 10 - Executive Officers and Directors of the Registrant

The Company's executive officers and directors and their positions with MSGI are as follows:


Name                          Age         Position
---------------------------   ---         ----------------------------------
J. Jeremy Barbera              48         Chairman of the Board of Directors
                                          and Chief Executive Officer

Richard J. Mitchell III        46         Chief Accounting Officer
Joseph C. Peters               48         President and Director
John T. Gerlach                73         Director
Seymour Jones                  74         Director
David C. Stoller               55         Director

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2005, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2005.

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

Code of Ethics

The Company has adopted a written Code of Ethics and Business Conduct, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-K under the Securities Exchange Act of 1934, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics and Business Conduct will be provided, without charge, to any shareholder who sends a written request to the Chief Accounting Officer of MSGI at 575 Madison Avenue, New York, NY 10022. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in a report on Form 8-K.

 Item 11 - Executive Compensation:

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2005 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                   Fiscal                                                       Securities
                                    Year                                          Other         Underlying
                                    Ended         Annual        Annual           Annual          Options/
Name and Principal                June 30,      Salary ($)       Bonus        Compensation       SARs (#)
------------------                --------      ----------       -----        ------------       --------
Position

J. Jeremy Barbera (1)               2005         350,000            --                  --           --
   Chairman of the                  2004         348,514            --              10,000 (2)       --
   Board  and                       2003         442,305        75,000 (3)              --           --
   Chief Executive Officer

Joseph Peters
       President and Director       2005         120,000            --              25,000 (4)       --

----------
(1) In February 2003, Mr. Barbera voluntarily forgave a portion of his compensation to effect a reduction of approximately 30% to $350,000. Beginning in January 2005, Mr. Barbera elected to defer his compensation for the third and fourth quarters of the fiscal year ended June 30, 2005 until further notice. The deferred compensation totaled $173,654. Mr. Barbera elected to employ $50,000 of his deferred compensation as an offset against interest owed on a related party note payable to MSGI. The balance of Mr. Barbera's deferred compensation at June 30, 2005 was approximately $123,654.

(2) In connection with the successful private placement sale of 25,000 shares of the Company's Common Stock, Mr. Barbera was awarded a $10,000 finder's fee.

(3) In connection with the successful sale of the Company's northeast operations, Mr. Barbera was awarded a bonus in the amount of $75,000.

(4) Mr. Peters was paid a $25,000 signing bonus at the time of his hire as President of MSGI in December 2004.

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

                                                     OPTIONS GRANTED IN THE LAST FISCAL YEAR
                                                                Individual Grant
                         -------------------------------------------------------------------------------------------------

                              Number of              % of Total Options/
                              Securities                 SARs Granted to          Exercise or
                         Underlying Options/           Employees in Fiscal         Base Price      Expiration     Grant
                            SARs Granted (#)                 Year                ($ per share)        Date      Date Value
                         ------------------            ----------------          -------------     ----------   ----------
J. Jeremy Barbera   (1)       225,000                          55%                     $1.50           03/14       $9.48
Richard J. Mitchell (2)         7,500                           2%                     $1.50           03/14       $9.48
John T. Gerlach     (3)        45,000                          11%                     $1.50           03/14       $9.48
Seymour Jones       (4)        45,000                          11%                     $1.50           03/14       $9.48
Joseph C. Peters    (5)        80,000                          19%                     $7.00           03/15       $7.00
Jaime Brieva        (6)        10,000                           2%                     $4.45           07/14       $4.45

--------------------------------------------------------------------------------------------------------------------------

(1) Mr. Barbera's options are exercisable as follows: 75,000 on February 7, 2005, 30,000 on March 24, 2005, 60,000 on March 24, 2006 and 60,000 on
      March 24, 2007

(2) Mr. Mitchell's options are exercisable as follows: 1,500 on March 24, 2005, 3,000 on March 24, 2006 and 3,000 on March 24, 2007

(3) Mr. Gerlach's options are exercisable as follows: 9,000 on March 24, 2005, 18,000 on March 24, 2006 and 18,000 on March 24, 2007

(4) Mr. Jones' options are exercisable as follows: 9,000 on March 24, 2005, 18,000 on March 24, 2006 and 18,000 on March 24, 2007

(5) Mr. Peters' options are exercisable as follows: 26,666 on March 1, 2006, 26,667 on March 1, 2007 and 26,667 on March 1, 2008

(6) Mr. Brieva's options are exercisable as follows: 2,000 on July 16, 2005, 4,000 on July 16, 2006 and 4,000 on July 16, 2007

AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2005.

                                                            Number of Securities           Value of unexercised
                                                           Underlying Unexercised          In-the-Money Options/
                          Number of                        Options/SARs at Fiscal           SARs at Fiscal Year
                         Securities          Value              Year End (#)                      End ($)
                        Exercised (#)    Realized ($)     Exercisable/Unexercisable      Exercisable/Unexercisable
                        ------------     -----------      ------------------------       -------------------------
J. Jeremy Barbera           --               --                140,000/160,000               848,400/969,600
Joseph C. Peters            --               --                  4,000/96,000                 24,240/581,760

------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

Beginning in October 2003, directors who are not employees of the Company receive an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Prior thereto, directors who were not employees of the Company received an annual retainer fee of $15,000. Fees for attending meetings and committee meetings remained the same. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. The Directors agreed to waive the annual option grant for the fiscal years ended June 30, 2003, 2004 and 2005.


EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL
ARRANGEMENTS

The Company had entered into employment agreements with each of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of the Company by the Board, effective March 31, 1997. Mr. Barbera had previously also served as President and CEO of MSGI Direct Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. The $500,000 annual salary for Mr. Barbera under his employment agreement reflected a raise from $350,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000. In March 2002, Mr. Barbera agreed to decrease his annual salary to $450,000. In December 2003, Mr. Barbera agreed to further decrease his annual salary to $350,000. The Employment Agreement was automatically renewed for up to an additional three years and will now expire on December 31, 2005. On May 27, 1997, Mr. Barbera was granted options to acquire 166,667 shares of Common Stock of the Company; 55,556 exercisable at $15.75 per share, 55,556 exercisable at $18.00 per share and 55,556 exercisable at $21.00 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 137,500 shares of Common Stock of the Company at $26.625 per share; 68,750 exercisable on December 31, 2000; 34,375 exercisable on December 31, 2001 and 2002. All of these options have been forfeited by Mr. Barbera and are no longer outstanding. In March 2004, Mr. Barbera was granted stock options to purchase 75,000 shares of Common Stock of the company at $1.50 per share. 25,000 options vested on September 24, 2004. 10,000 options vested on March 24, 2005. 20,000 options vest on March 24, 2006. 20,000 options vest on March 24, 2007. On February 7, 2005, upon approval of an increase of the number of options available under the 1999 Plan by a vote of shareholders, Mr. Barbera was granted stock options to purchase 225,000 shares of Common Stock of the company at $1.50 per share. 75,000 options vested on February 7, 2005. 30,000 options vested on March 24, 2005. 60,000 options vest on March 24, 2006. 60,000 options vest on March 24, 2007. If Mr. Barbera is terminated without cause (as defined in the agreement), then the Company shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal year 2005 were Seymour Jones, Joseph Peters, and John Gerlach. Mr. Gerlach was Chairman of the Committee. There were no compensation interlocks.

Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2005. None of such persons is an officer or employee, or former officer or employee of the Company or any of its subsidiaries.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                  Number of securities                                 Number of Securities
                                    to be issued upon          Weighted-average         remaining available
                                      exercise of             exercise price of        for future issuances
                                  outstanding options,       outstanding options,          under equity
Plan Category                      warrants and rights        warrants and rights       compensation plans
-------------                      -------------------        -------------------       --------------------
Equity compensation plans
approved by security holders
       1999 Stock Option Plan (1)       520,000                     $2.40                    605,122
       Executive Options      (1)        40,000                     $2.81                         --

Equity compensation plans not
approved by security holders
       Warrants                         793,340                     $7.29                         --

------------------------------------------------------------------------------------------------------------

(1) The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant. As of June 30, 2004, the Board of Directors had agreed to issue 322,500 options beyond the number available in the 1999 plan, subject to approval of an increase to the plan by a future vote of shareholders. The Company approved 342,500 options to purchase shares of common stock at an exercise price of $1.50 and 20,000 options to purchase shares of common stock at an exercise price of $4.125. An annual meeting of shareholders of MSGI was held on February 7, 2005 where a proposal by the Company's Board of Directors to increase the number options available under the 1999 plan by 1,000,000 was approved by a vote of the shareholders. Upon shareholder approval, the 362,500 stock options were granted on February 7, 2005, at which the market price of the stock was $9.48. Due to the difference in market and exercise price, the Company recorded a deferred compensation expense at the date of grant of approximately $2.8 million, which is being amortized over the related service period. For the period ended June 30, 2005, the Company realized non-cash employee compensation expense related to the stock options granted of approximately $1.5 million.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of September 30, 2005 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                                                                    Amount and Nature of
                                                                                        Common Stock
                                                                                     Beneficially Owned
                                                                                    ---------------------
Name of Beneficial Holder (1)                                                        Number       Percent
-----------------------------------------                                            ------       -------
Directors and Named Executive Officers:
J. Jeremy Barbera................................................................    200,000       5.22%
Seymour Jones....................................................................      5,292           *
John Gerlach.....................................................................      2,600           *
David C. Stoller.................................................................        --            *
Joseph C. Peters.................................................................      7,600           *
All Directors and Executive Officers as a group (6 persons)......................    215,492       5.62%

5% Stockholders:
Yewdale Ltd .....................................................................    400,000      10.44%

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

Item 13 - Certain Relationships and Related Transactions

Transactions with Mr. Barbera: During the year ended June 30, 2002, the Company advanced $1,000,000 pursuant to a promissory note receivable to Mr. Barbera due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of Mr. Barbera and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $69,674 for the year ended June 30, 2005. As of June 30, 2005, the interest due on October 15, 2004 of approximately $162,600 is in arrears. The note was entered into as an inducement to the continued employment of Mr. Barbera and to provide additional security in the event of a change in control. Accordingly, the note will be forgiven in the event of a change in control.

Item 14 - Principle Accountant Fees and Services

The aggregate fees billed by Amper, Politziner & Mattia, P.C., independent accountants, for professional services rendered to MSGI Security Solutions, Inc during the fiscal years ended June 30, 2005 and 2004 were comprised of the following:

                              Fiscal Year    Fiscal Year
                                 2005           2004
                               --------       --------
Audit Fees                     $262,200       $139,500
Tax Fees                         40,000         55,000
All other Fees                       --             --
                               --------       --------
Total Fees                     $302,200       $194,500
                               ========       ========

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

Part IV

Item 15 - Exhibits and Financial Statement Schedules

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

10.23 Standstill Agreement between MKTG Services, Inc. and Castle Creek Technology Partners LLC (u)

10.24 Standstill Agreement between MKTG Services, Inc. and RCG International Investors LDS (u)

10.25 Letter Amendment to Standstill Agreement between MKTG Services, Inc. and Castle Creek Technology Partners LLC(v)

10.26 Letter Amendment Standstill Agreement between MKTG Services, Inc. and RCG International Investors, LDS(v)

21    List of Company's subsidiaries (a)

22.1  Consent of Amper, Politziner & Mattia P.C. (a)

23.1  Consent of Reconta Ernst & Young S.p.A. (a)

24    Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002(a)

(a) Included herein in the Company's Report on Form 10-K for the fiscal year ended June 30, 2005

(b) Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2001

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

                          MSGI SECURITY SOLUTIONS, INC.
                                  (Registrant)


                                        By: /s/ J. Jeremy Barbera
                                           ------------------------
                                           J. Jeremy Barbera
                                           Chief Executive Officer


                                        By: /s/ Richard J. Mitchell III
                                           ----------------------------
                                           Richard J. Mitchell III
                                           Chief Accounting Officer
                                           and Principle Financial Officer
Date:  October 28, 2005

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

Signature                            Title                                              Date
------------------------------       -------------------------------------------        --------------------
/s/ J. Jeremy Barbera                Chairman of the Board and Chief Executive          October 28, 2005
------------------------------        Officer (Principal Executive Officer)
J. Jeremy Barbera


/s/ John T. Gerlach                  Director                                           October 28, 2005
------------------------------
John T. Gerlach


/s/ Seymour Jones                    Director                                           October 28, 2005
------------------------------
Seymour Jones


/s/  Joseph Peters                   Director                                           October 28, 2005
------------------------------
Joseph Peters


/s/  David Stoller                    Director                                           October 28, 2005
------------------------------
David Stoller

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS
                                   [Items 15]

   (1)   FINANCIAL STATEMENTS:                                            Page
         Report of Independent Registered Public Accounting Firm            54

         Report of Independent Registered Public Accounting Firm
         for AONet International S.r.l.                                     55

         Consolidated Balance Sheets as of June 30, 2005 and
             June 30, 2004                                                  56

         Consolidated Statements of Operations
             Years Ended June 30, 2005, 2004 and 2003                      57-58

         Consolidated Statements of Stockholders' Equity
             Years Ended June 30, 2005, 2004 and 2003                      59-60

         Consolidated Statements of Cash Flows
             Years Ended June 30, 2005, 2004 and 2003                       61

         Notes to Consolidated Financial Statements                       62-86

Financial Statement Schedule

         Schedule II - Valuation and Qualifying Accounts                    87

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


/s/ Amper, Politziner & Mattia P.C.
-----------------------------------
October 12, 2005
Edison, New Jersey

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
MSGI Security Solutions, Inc

We have audited the accompanying consolidated balance sheet of AONet International S.r.l. as of June 30, 2005, and the related statement of operations, quotaholders' deficit, and cash flows for the one month ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ Reconta Ernst & Young S.p.A.
--------------------------------

Milan, Italy
October 7, 2005

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2005 AND 2004

ASSETS                                                                                2005              2004
------                                                                                ----              ----
Current assets:
    Cash and cash equivalents                                                    $     118,465     $   2,548,598
    Accounts receivable, net of allowances of $215,700                                 838,139                --
    Accounts receivable - related party in Italy                                        61,456                --
    Stock subscription receivable                                                           --           600,000
    Inventory                                                                           49,781                --
    Other current assets                                                               238,139           208,293
                                                                                 -------------     -------------
      Total current assets                                                           1,305,980         3,356,891
Investments in Excelsa S.p.A                                                         4,063,077                --
Property and equipment, net                                                          2,136,190             5,130
Goodwill                                                                             3,108,471           490,000
Intangible assets, net                                                                 323,739                --
Note receivable                                                                             --           300,000
Related party note receivable                                                        1,139,687         1,120,013
Other assets                                                                            21,651            15,700
                                                                                 -------------     -------------
        Total assets                                                             $  12,098,795     $   5,287,734
                                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                               $     544,799     $          --
    Accounts payable-trade                                                           1,205,490           381,722
    Accounts payable-related party in Italy                                            538,906                --
    Accrued expenses and other current liabilities                                   3,439,704           748,603
    Note payable - shareholder                                                              --           500,000
    Net liabilities of discontinued operations                                              --           130,742
    Current portion of long-term obligations                                           241,320                --
                                                                                 -------------     -------------
        Total current liabilities                                                    5,970,219         1,761,067

Long-term debt, net of current portion                                                 180,990                --
Other liabilities                                                                    1,066,881         1,070,570
                                                                                 -------------     -------------
        Total liabilities                                                            7,218,090         2,831,637
                                                                                 -------------     -------------

Minority interest in subsidiary                                                             --           255,517

Stockholders' equity:
      Convertible preferred stock - $.01 par value; 18,750 shares authorized;
          9,844.8 shares of Series F issued and outstanding (liquidation
          preference $3,266,535) at June 30, 2005                                           98                --
    Common stock - $.01 par value; 9,375,000 authorized; 3,849,540 and
        3,060,186 shares issued; 3,831,878 and 3,042,524 shares outstanding
            as of June 30, 2005 and 2004, respectively                                  38,495            30,602
    Additional paid-in capital                                                     233,344,128       222,642,710
      Deferred compensation                                                         (1,301,974)               --
      Accumulated deficit                                                         (225,835,306)     (219,079,022)
      Accumulated other comprehensive income                                            28,974                --
Less:  17,662 shares of common stock in treasury, at cost                           (1,393,710)       (1,393,710)
                                                                                 -------------     -------------
        Total stockholders' equity                                                   4,880,705         2,200,580
                                                                                 -------------     -------------
        Total liabilities and stockholders' equity                               $  12,098,795     $   5,287,734
                                                                                 =============     =============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                             2005            2004             2003
                                                             ----            ----             ----
Revenues                                                 $   811,945     $        --     $         --

Cost of revenue                                              360,660              --               --
                                                         -----------     -----------     ------------
Gross profit                                                 451,285              --               --

Operating costs and expenses:
    Salaries and benefits                                  1,734,301         409,919          743,359
    Research and development                                 180,436         167,940               --
    Non cash compensation                                  1,774,062              --               --
    Selling, general and administrative                    2,758,527       1,379,824        1,090,292
    Consulting expense on options grants                          --         377,363               --
    Gain on termination of lease                             (70,300)             --       (3,905,387)
    Goodwill impairment                                      490,000              --               --
    Other asset impairment                                   267,840              --               --
    Depreciation and amortization                            149,683              --               --
                                                         -----------     -----------     ------------
       Total operating costs and expenses                  7,284,549       2,335,046       (2,071,736)
                                                         -----------     -----------     ------------
Income (loss) from operations                             (6,833,264)     (2,335,046)       2,071,736
                                                         -----------     -----------     ------------
Other income (expense):
    Gain on legal settlement                                      --              --          965,486

    Interest income                                           99,081         119,566          181,087
    Interest expense                                         (79,173)        (96,641)        (194,017)
                                                         -----------     -----------     ------------
       Total other income                                     19,908          22,925          952,556

Minority interest in subsidiary                              255,517         234,483               --
                                                         -----------     -----------     ------------
Income (loss) from continuing operations
         before provision for income taxes                (6,557,839)     (2,077,638)       3,024,292
    Provision for income taxes                                17,114           9,780           47,589
                                                         -----------     -----------     ------------
    Income (loss) from continuing operations              (6,574,953)     (2,087,418)       2,976,703

Discontinued operations:
       Loss from discontinued operations                    (181,331)       (211,613)        (296,138)
       Loss from disposal of discontinued operations              --      (1,012,114)        (220,396)
                                                         -----------     -----------     ------------
    Loss from discontinued operations                       (181,331)     (1,223,727)        (516,534)
                                                         -----------     -----------     ------------
Cumulative effect of change in accounting principle               --              --       (5,075,000)
                                                         -----------     -----------     ------------
Net loss                                                  (6,756,284)     (3,311,145)      (2,614,831)
                                                         -----------     -----------     ------------
Gain on redemption of preferred stock                             --              --       13,970,813
Gain on redemption of preferred stock of discontinued
    subsidiary                                                    --         280,946               --

Undeclared dividends on preferred stock                     (116,199)             --               --
                                                         -----------     -----------     ------------
Net income (loss) attributable to common stockholders    $(6,872,483)    $(3,030,199)    $ 11,355,982
                                                         ===========     ===========     ============

The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                                          2005            2004            2003
                                                                          ----            ----            ----
           Basic earnings (loss) per share:
               Continuing operations                                  $     (1.94)    $     (0.78)    $      8.67
               Discontinued operations                                      (0.05)          (0.53)          (0.27)
               Cumulative effect of change in accounting principle             --              --           (2.59)
                                                                      -----------     -----------     -----------
           Basic earnings (loss) per share                            $     (1.99)    $     (1.31)    $      5.81
                                                                      ===========     ===========     ===========
           Diluted earnings (loss) per share:
               Continuing operations                                  $     (1.94)    $     (0.78)    $      7.39
               Discontinued operations                                      (0.05)          (0.53)          (0.23)
               Cumulative effect of change in accounting principle             --              --           (2.21)
                                                                      -----------     -----------     -----------
           Diluted earnings (loss) per share                          $     (1.99)    $     (1.31)    $      4.95
                                                                      ===========     ===========     ===========

Weighted average common shares outstanding - basic                      3,459,854       2,315,784       1,954,172
                                                                      ===========     ===========     ===========
Weighted average common shares outstanding - diluted                    3,459,854       2,315,784       2,293,886
                                                                      ===========     ===========     ===========

The accompanying notes are an integral part of these Consolidated Financial Statements

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                                                                   Additional
                                                    Common Stock             Preferred Stock        Paid-in           Deferred
                                                Shares       Amount        Shares       Amount       Capital         Compensation
                                               -----------------------------------------------------------------------------------
Balance June 30, 2002                          1,680,258    $  16,803           --           --    $ 229,890,786                --
                                               ===================================================================================

Shares issued upon conversion
   of Series E Preferred Stock                   159,534        1,595                                    501,758
Comprehensive loss:
  Redemption of Series E
   Preferred Stock                               362,604        3,626                                (10,145,321)
  Net  loss

  Total comprehensive income
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                          2,202,396    $  22,024           --           --    $ 220,247,223                --
==================================================================================================================================

Cancellation of minority interest in
   preferred stock of discontinued
   subsidiary                                                                                            280,946
Shares issued upon cashless exercise
    of warrants                                  407,790        4,078                                     (4,078)
Shares issued in connection with
   private placement of common stock, net
   of stock issuance costs of $84,000            450,000        4,500                                  1,711,500
Options used in connection with
    consulting  fees                                                                                     377,363
Adjustment of fees associated
   with redemption of Series E
   Preferred Stock                                                                                        29,756
Comprehensive loss:
  Net loss
  Total comprehensive loss
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                          3,060,186    $  30,602           --           --    $ 222,642,710                --
----------------------------------------------------------------------------------------------------------------------------------

  Shares issued in connection with
    private placement of common stock
    net of stock issuance costs of $16,000        50,000          500                                    183,500                 x
  Shares issued in connection with
     the acquisition of Innalogic LLC            100,000        1,000                                    470,772
  Exercise of stock options                      120,000        1,200                                    718,800
  Shares issued in connection with private
     placement of Series F preferred stock,
     net of issuance costs of $253,182                                       9,844           98        2,746,720
  Shares issued in connection with private
     placement of common stock, net of
     stock issuance costs of $ 217,331           419,354        4,193                                  3,028,476
  Grant of stock
    options                                                                                            2,840,150        (2,840,150)
  Amortization of deferred
     compensation                                                                                                        1,538,176
  Shares issued in connection with the
    acquisition of AONet International Srl
    net of stock issuance costs of $50,000       100,000        1,000                                    723,000
  Cash payment for redemption of equity
     of Innalogic                                                                                        (10,000)
Comprehensive Loss
  Foreign currency translation
    adjustment
  Net loss
  Total comprehensive loss
----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                          3,849,540    $  38,495        9,844    $      98    $ 233,344,128        (1,301,974)
==================================================================================================================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                             Accumulated
                                                  Other         Other
                                              Comprehensive  Comprehensive      Accumulated      Treasury Stock
                                               Income(Loss)  Income / (Loss)      Deficit       Share        Amount       Totals
                                              -------------------------------------------------------------------------------------
Balance June 30, 2002                                   --           --       $ (227,123,859)   (17,662)  $(1,393,710)  $ 1,390,020
                                              =====================================================================================

Shares issued upon conversion
   of  Series E Preferred Stock                                                                                             503,353
Comprehensive loss:
  Redemption of Series E
   Preferred Stock                             $13,970,813                        13,970,813                              3,829,118
  Net loss

                                                (2,614,831)                       (2,614,831)                            (2,614,831)
                                               -----------
  Total comprehensive income                   $11,355,982                                                                       --
                                               ===========
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                                   --                    $ (215,767,877)   (17,662)   (1,393,710)  $ 3,107,660
===================================================================================================================================

Cancellation of minority interest in
   preferred stock of discontinued
   subsidiary                                                                                                               280,946
Shares issued  upon cashless exercise
    of warrants                                                                                                                  --
Shares issued in connection with
   private placement of common stock, net
   of stock issuance costs of $84,000                                                                                     1,716,000
Options used in connection with
    consulting  fees                                                                                                        377,363
Adjustment of fees associated
   with redemption of Series E
   Preferred Stock                                                                                                           29,756
Comprehensive loss:
  Net loss                                     $(3,311,145)                       (3,311,145)                            (3,311,145)
                                               -----------
  Total comprehensive loss                     $(3,311,145)
                                               ===========
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2004                                   --           --       $ (219,079,022)   (17,662)  $(1,393,710)  $ 2,200,580
-----------------------------------------------------------------------------------------------------------------------------------

  Shares issued in connection with
    private placement of common stock
    net of stock issuance costs of $16,000                                                                                  184,000
  Shares issued in connection with
     the acquisition of Innalogic LLC                                                                                       471,772
  Exercise of stock options                                                                                                 720,000
  Shares issued in connection with private
     placement of Series F preferred stock,
     net of issuance costs of $253,182                                                                                    2,746,818
  Shares issued in connection with private
     placement of common stock, net of
     stock issuance costs of $ 217,331                                                                                    3,032,669
  Grant of stock
     options                                                                                                                     --
  Amortization of deferred
        compensation                                                                                                      1,538,176
  Shares issued in connection with the
    acquisition of AONet International Srl
    net of stock issuance costs of $50,000                                                                                  724,000
  Cash payment for redemption of equity
     of Innalogic                                                                                                           (10,000)
  Comprehensive Loss
     Foreign currency translation
       adjustment                              $    28,974       28,974                                                      28,974
     Net loss                                   (6,756,284)                       (6,756,284)                            (6,756,284)
                                               -----------
  Total comprehensive loss                     $(6,727,310)
                                               ===========
-----------------------------------------------------------------------------------------------------------------------------------
Balance June 30, 2005                                   --       28,974       $ (225,835,306)   (17,662)  $(1,393,710)  $ 4,880,705
===================================================================================================================================

                   MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2005, 2004, AND 2003

                                                                      2005            2004             2003
                                                                      ----            ----             ----
OPERATING ACTIVITIES:
    Net loss                                                       $(6,756,284)    $(3,311,145)    $ (2,614,831)
    Loss from discontinued operations                                  181,331       1,223,727          516,534
    Cumulative effect of change in accounting principle                     --              --        5,075,000
                                                                   -----------     -----------     ------------
    Income (loss) from continuing operations                        (6,574,953)     (2,087,418)       2,976,703
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Gain on termination of lease                                   (70,300)             --       (3,905,387)
        Depreciation                                                    65,754              --               --
        Amortization                                                    83,929              --               --
        Non-cash compensation expense                                1,538,176              --               --
        Non-cash consulting expense                                    235,886         377,363               --
        Goodwill impairment                                            490,000              --               --
        Asset impairment                                               267,840              --               --
        Minority interest in subsidiary                               (255,517)       (234,483)              --
    Changes in assets and liabilities:
        Accounts receivable                                           (167,706)             --               --
        Inventory                                                     (294,736)             --               --
        Other current assets                                           116,851         243,255          (53,121)
        Other assets                                                    (5,531)         (3,700)         311,629
        Trade accounts payable                                         201,550          93,091         (458,777)
        Accounts payable - related party                                40,089              --               --
        Accrued expenses and other liabilities                         242,518      (1,008,505)      (3,280,359)
                                                                   -----------     -----------     ------------
    Net cash used in operating activities                           (4,086,150)     (2,620,397)      (4,409,312)
                                                                   -----------     -----------     ------------
INVESTING ACTIVITIES:
     Purchase of investment in Excelsa                              (4,063,077)             --               --
     Cash investment in Innalogic LLC                                  (51,402)             --               --
     Purchases of property and equipment                              (249,805)         (5,130)              --
     Acquisition of AONet, net of cash and note payable               (777,375)             --               --
     Increase in restricted cash                                            --              --        4,945,874
     Proceeds from sale of Northeast Operations, net of fees                --              --        8,546,182
     Proceeds from sale of Teleservices, net of fees                   225,000       2,524,058               --
     Increase in related party note receivable                         (19,674)        (69,704)         (71,775)
                                                                   -----------     -----------     ------------
      Net cash provided by investing activities                     (4,936,333)      2,449,224       13,420,281
                                                                   -----------     -----------     ------------

FINANCING ACTIVITIES:
     Proceeds from the issuance of preferred stock, net              2,746,818              --               --
     Proceeds from issuance of common stock, net                     3,816,669       1,199,971               --
     Proceeds from exercise of stock options                           720,000              --               --
     Redemption of preferred stock                                          --              --       (6,021,840)
     Expenditures from private placement of preferred shares                --          29,785          (29,753)
     Expenditures from private placement of common shares                   --         (84,000)              --
     Repayments on proceeds from credit facilities                          --              --       (1,158,417)
     Proceeds from (repayment of) related party note payable          (500,000)        500,000               --
     Repurchase of Innalogic minority interest                         (10,000)             --               --
     Net borrowings on bank overdraft facilities - Italy                32,702              --               --
     Payment of notes payable                                           (5,740)             --               --
     Repayments of long-term debt                                           --        (201,062)      (4,812,595)
                                                                   -----------     -----------     ------------
     Net cash provided by/(used in) financing activities             6,800,449       1,444,694      (12,022,605)
                                                                   -----------     -----------     ------------
Change in accumulated other comprehensive income                        28,974              --               --
Net cash from /(used in) discontinued operations                      (237,073)        614,335         (129,840)
                                                                   -----------     -----------     ------------
Net increase (decrease) in cash and cash equivalents                (2,430,133)      1,887,856       (3,141,476)
    Cash and cash equivalents at beginning of year                   2,548,598         660,742        3,802,218
                                                                   -----------     -----------     ------------
Cash and cash equivalents at end of year                           $   118,465     $ 2,548,598     $    660,742
                                                                   ===========     ===========     ============

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

Effective February 8, 2005, the Company changed its legal name from Media Services Group, Inc. to MSGI Security Solutions, Inc.

Liquidity:

The Company has limited capital resources and has incurred significant historical losses, negative working capital and negative cash flows from operations. The Company believes that funds on hand combined with funds that will be available from its various operations should be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations for the purchase of its interests in AONet and payments under its callable secured convertible notes for the next twelve months. Failure of the new operation to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired during the year are recorded from the date of the respective acquisition (see
Note 3). Operations of any subsidiaries sold during the year are presented as discontinued operations (See Note 5). Investments where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis.

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

Furniture and fixtures.................                 3 to 7 years
Computer equipment and software........                 3 to 5 years
Data center equipment..................                      7 years
Machinery..............................                      6 years
Leasehold improvements.................        shorter of 6-11 years
                                                    or life of lease

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

The Company recognized an impairment charge of approximately $5.1 million in connection with the adoption of SFAS No. 142 effective July 1, 2002. The impairment charge has been booked by the Company in accordance with SFAS No. 142 transition provisions as a cumulative effect of a change in accounting principle for the year ended June 30, 2003. In connection with the sale of the telemarketing and teleservices business (See Note 5), the remaining goodwill relating to the telemarketing and teleservices business of approximately $2.3 million was included in loss from discontinued operations for the year ended June 30, 2004.

The Company recognized an impairment charge of approximately $0.5 million during the year ended June 30, 2005. The Company determined the entire value of the goodwill recorded in connection with the Future Developments America, Inc. ("FDA") acquisition was impaired based upon an evaluation of the fair value of FDA in connection with MSGI's purchase of the remaining 49% minority interest equity in FDA on July 1, 2005.

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

The Company recorded an asset impairment of $267,840 in the fiscal year ended June 30, 2005. The Company deemed certain assets held by Future Developments America, Inc. ("FDA") as impaired in connection with MSGI's purchase of the remaining 49% minority interest equity in FDA on July 1, 2005 and based on the analysis of expected future cash flows which was lower than the carrying amount of such assets.

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

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activates in its Future Developments America, Inc. subsidiary. All research and development costs are expensed in the period incurred. Such expense was $180,436 and $167,940 for the years ended June 30, 2005 and 2004. There was no such expense in 2003.

Income Taxes:

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. AONet files a separate tax return in Italy on an annual basis.

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

Foreign Currency Transactions:

Assets and liabilities of our European subsidiary, whose functional currency is the Euro, are translated at the prevailing rate at the balance sheet date and revenues and expenses are translated at the average exchange rates prevailing during the period. Gains and losses are recognized in other income as incurred. Unrealized gains or losses are reported as accumulated other comprehensive income within stockholders equity.

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

Calculated on the treasury stock method, the diluted earnings per share calculation include an additional 339,714 net potentially dilutive securities for the year ended June 30, 2003.

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

In accordance with FASB Statement No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation", to stock-based employee compensation is as follows:

                                                              Years ended June 30,
                                                   ----------------------------------------------
                                                       2005             2004             2003
                                                       ----             ----             ----
Net income (loss) available to common
  stockholders as reported                         $ (6,872,483)    $ (3,030,199)    $ 11,355,982
Add: Stock-based employee compensation
  included in reported net income (loss)              1,774,062               --               --
                                                   ------------     ------------     ------------
Subtotal                                             (5,098,421)      (3,030,199)      11,355,982

Less: Stock-based employee compensation
expense determined under the fair value
method for all awards                                 2,227,868           28,167          910,753
                                                   ------------     ------------     ------------

Pro forma net income (loss) available
 to common stockholders                            $ (7,326,289)    $ (3,058,366)    $ 10,445,229
                                                   ============     ============     ============

Earnings (loss) per share:
Basic earnings (loss) per share - as reported      $      (1.99)    $      (1.31)    $       5.81
                                                   ============     ============     ============
Basic earnings (loss) per share - pro forma        $      (2.12)    $      (1.32)    $       5.35
                                                   ============     ============     ============

Diluted earnings (loss) per share - as reported    $      (1.99)    $      (1.31)    $       4.95
                                                   ============     ============     ============
Diluted earning (loss) per share - pro forma       $      (2.12)    $      (1.32)    $       4.56
                                                   ============     ============     ============

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants for fiscal years ended June 30, 2005 and 2004. No options were granted in 2003.

                                                  2005                                           2004
Risk-free interest rate                           4.00%                                          4.00%
Expected option life                    Vesting  period+ four years                   Vesting life + four years
Dividend yield                                     None                                           None

Volatility                                     152% - 163%                                         160%

Weighted average fair value
   Options issued equal to market value          $ 6.46                                          $ 1.45
   Options issued below market value             $ 9.22

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

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29 "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of this Statement will materially effect its financial position or results of operations.


In May 2005, the FASB issued FASB Statement 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods' financial statements of (1) all voluntary changes in accounting principles and
(2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.


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

Fair Value of Financial Instruments:

The carrying amounts of the Company's financial instruments, including cash, notes receivable, accounts receivable, prepaid expenses, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company's long-term liabilities approximates the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2005 and 2004. The Company's AONet subsidiary has third party debt to the bank for short-term over draft facilities, which are principally secured by the underlying accounts receivable, and $0.4 million for the purchase of certain data center assets from third parties, of which $180,990 is in long-term liabilities.

Reclassifications:
Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

3. ACQUISITIONS

Future Developments America, Inc.


On April 10, 2004, MSGI Security Solutions, Inc. (the "Company") completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million in cash, pursuant to a definitive agreement entered into as of April 10, 2004. FDA was a new company and, as such, had no assets or liabilities at the date of the stock purchase by MSGI Security Solutions, Inc. There were no identifiable intangible assets associated with FDA at the date of the transaction. Of the $1.0 million purchase price, $490,000 was identified and recorded as goodwill as of June 30, 2004, to recognize the minority interest owner's equity in the $1.0 million capital contribution. As a result of FDA having no historical operations and corresponding financial results, there is no relevant unaudited pro forma data. The 51% of the results of FDA were included in the Company's results from April 10, 2004, and during fiscal year ended June 30,2005 the Company began to record 100% of the results of FDA (as the minority interest account became fully exhausted).


As of July 1, 2005, MSGI acquired the remaining 49% interest in FDA pursuant to a negotiation of the Purchase Agreement (see Note 23) and the goodwill amount of $490,000 was deemed impaired as of June 30, 2005 (see Note 2).

Innalogic LLC

On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1.0 million in cash, pursuant to definitive agreements entered into as of August 18, 2004. Further, subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the fair value amount of $235,886 in the year ended June 30, 2005. The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction with a fair value of $235,886. In May 2005, Innalogic acquired the equity interest of one of the members for $10,000 and as a result MSGI's membership interest increased to 55.33%. As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates. As of August 31, 2005, Innalogic did not meet such targets and as a result, MSGI's membership interest was increased to 76%.

Innalogic LLC was a new and emerging company and, as such, had no assets or liabilities at the date of acquisition of the membership interest by MSGI. A formal valuation of Innalogic LLC, performed by an independent valuation counselor, identified certain intangible assets associated with Innalogic at the time of the purchase transaction. As a result of Innalogic LLC having no historical operations and corresponding financial results, there is no relevant unaudited pro forma data.

The following is a summary of the allocation of the purchase price for the 51% membership interest in Innalogic LLC:

Purchase price paid in cash                                           $1,000,000
Value of Shares issued                                                   235,886
Value of Finders fees issued in stock                                    235,886
Other fees                                                                51,368
                                                                      ----------
        Subtotal                                                      $1,523,140
Less amount expensed as compensation                                     235,886
                                                                      ----------
Total purchase price                                                  $1,287,254
                                                                      ==========

There was no minority interest recognized in connection with this transaction. The purchase price was allocated between cash in the amount of $1.0 million and Intangible Assets of $287,254 (see Note 2). The results of Innalogic LLC were fully consolidated into the Company's results as of August 18, 2004.

AONet International Srl
On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro (of which 350,000 Euro has been paid through June 30,,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a)
2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.

The following is a summary of the allocation of the purchase price for the 51% membership interest in AONet:

Purchase price paid in cash at closing                                $  437,375
Note payable to former controlling shareholder                           917,250
Value of finders fees issued in stock                                    774,000
Other fees                                                               290,000
                                                                      ----------
Total purchase price                                                  $2,418,625
                                                                      ==========

There was no minority interest recognized in connection with this transaction as AONet had a negative book value on the date of the transaction, and the minority shareholders had no future funding obligations. The purchase price was allocated to assets and liabilities at fair value and in part based upon an independent appraisal of AONet's long lived assets, summarized as follows:

Current assets                                                        $  878,585
Fixed assets                                                           1,962,223
Intangible assets and other long term assets                             128,589
Goodwill                                                               3,100,702
                                                                      ----------
Subtotal
                                                                       6,070,099
Total Liabilities                                                      3,651,474
                                                                      ----------
Net assets acquired                                                   $2,418,625
                                                                      ==========

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

                                                       Year Ended June 30,
                                                       2005            2004
                                                    (unaudited)     (unaudited)

Net revenues                                        $ 3,245,398     $ 2,146,815
Net loss attributable to common stockholders        $(8,289,799)    $(4,142,724)
Basic and diluted loss per share                    $     (2.40)    $     (1.71)
Shares used in calculating basic and diluted
  loss per share                                      3,459,854       2,415,784

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

On January 3, 2005, the Company entered into an additional Subscription Agreement with Excelsa to acquire an additional 135,381 shares of common stock of Excelsa, par value of 1.0 Euro per share, for an aggregate purchase price of $2,311,758, including approximately $248,000 of acquisition costs, representing 8.4% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. The shares acquired, in the aggregate with the original shares acquired in December 2004 represent 12.5% of the issued and outstanding shares of Common Stock of Excelsa on a fully diluted basis. Excelsa has represented to the Company that it will not solicit, initiate, consider, encourage or accept any other proposals or offers from any person relating to any acquisition or purchase of all or any portion of the capital stock or assets of Excelsa or any of its subsidiaries nor will it enter into any merger, consolidation, business combination, recapitalization, reorganization or other extraordinary business transaction involving or related to Excelsa or any of its subsidiaries for the period from the date of execution of the subscription agreement through December 31, 2005.

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

Accordingly, the statement of operations and cash flows for the periods ended June 30, 2004 and 2003 have been reclassified into a one-line presentation and the operations of the above subsidiaries are included in loss from discontinued operations and net cash used by discontinued operations. In addition, the assets and liabilities of MKTG Teleservices have been segregated and presented in Net Assets of Discontinued Operations and Net Liabilities of Discontinued Operations as of June 30, 2004 and consists of $130,742 for the final purchase price adjustment payable on the sale of the telemarketing and teleservices division.

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

6. OTHER CURRENT ASSETS

Other current assets as of June 30, 2005 and 2004 consist of the following:

                                                            2005          2004
                                                          --------      --------
Prepaid legal                                             $ 58,568      $135,008
Prepaid insurance                                           14,095        27,813
Prepaid rent                                                17,000            --
VAT receivable                                              16,000            --
Prepaid consulting contract - related party                103,700            --
Other                                                       28,776        45,472
                                                          --------      --------
                Total                                     $238,139      $208,293
                                                          ========      ========

7. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at June 30, consist of:

                                         2005          2004
                                      -----------     ------

Machinery, equipment and furniture    $   543,770     $5,130
Data center                             1,380,983         --
Software                                    4,979         --
Leasehold improvements                    374,238         --
                                      -----------     ------
      Total, at cost                  $ 2,303,970      5,130
Less: accumulated depreciation           (167,780)        --
                                      -----------     ------
Property, plant & equipment, net      $ 2,136,190     $5,130
                                      ===========     ======

Depreciation expense was $65,754 for the year ended June 30, 2005. There was no depreciation expense in 2004.

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

In 2004, the Company sold the telemarketing operations and wrote off the goodwill related to this reporting unit (see Note 5). During 2004, the Company acquired a new reporting unit representing the security and surveillance segment resulting from its acquisition of FDA.

In connection with the acquisition of Innalogic (see Note 3), intangible assets related to unpatented technologies totaling $287,288 were acquired. In connection with the AONet acquisition (see Note 3), goodwill of $3,108,471 and intangible assets of $120,380, consisting of a favorable lease and trade name, were recorded.

The following table sets forth the components of goodwill, net as of June 30, 2005 and 2004:


                                      2005            2004
                                  -----------     -----------
Goodwill, beginning balance       $   490,000     $ 2,277,220
Impairment losses                    (490,000)             --
Sale of reporting unit                     --      (2,277,220)
Acquisition of reporting units      3,108,471         490,000
                                  -----------     -----------
Goodwill, ending balance          $ 3,108,471     $   490,000
                                  ===========     ===========

The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2005 and 2004 are as follows:

                                         June 30, 2005                     June 30, 2004
                                Gross Carrying    Accumulated     Gross Carrying    Accumulated
                                    Amount        Amortization        Amount        Amortization
Amortized intangible assets
    Unpatented technology        $     287,288    $      83,149    $          --    $          --
     Favorable lease                    56,136              780               --               --
Unamortized intangible assets
     Trade name                         64,244
                                 ----------------------------------------------------------------
Totals                           $     407,668    $      83,929    $          --    $          --
                                 ================================================================

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
Lines of Credit                 Total Credit Facility    Interest Rate    at June 30, 2005
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

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2005 and 2004 consist of the following:

                                                                2005            2004
                                                             ----------      ----------
Salaries and benefits                                        $  386,292      $   86,348
Abandoned lease reserves                                        183,221         419,670
Remaining purchase liability due to
   shareholder of AONet (see Note 3)                            917,250              --
Accrued acquisition costs related to AONet  acquisition         340,000              --
  Accrued legal fees                                             48,085          83,085
  Accrued audit  fees                                           175,453          82,942
  Accrued taxes                                               1,163,510          27,000
  Other                                                         225,893          49,558
                                                             ----------      ----------
               Total                                         $3,439,704      $  748,603
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

During June 2004, an officer provided $500,000 of working capital to the Company under a short-term arrangement. The funds were repaid to the officer during July 2004. In July 2005, the officer provided $100,000 of working capital to the Company that was repaid within that same month. At June 30, 2005, approximately $200,000 is due to the officer for compensation deferred. During fiscal 2005, $50,000 of compensation due to the officer was used to pay the interest due on the note.

Related Party - AONet

At June 30, 2005 and for the one month then ended, AONet had the following related party transactions:

Accounts receivable - related party consists of $61,456 due from a minority shareholder for software services provided. Accounts payable - related party consists of a payable to the same minority shareholder in the amount of $100,100 for reimbursement of telecommunications charges and $177,400 remaining liability balance on the purchase of the operating division during 2004, (prior to MSGI's acquisition date),$226,500 due to a Company related to a minority shareholder for a compensation agreement and $35,000 due to two minority shareholders by way of a trust for 2005 compensation. The Company had expenses of approximately $25,400, mainly for compensation to the above parties for the one month ended June 30, 2005.

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

The approximate aggregate amount of all long-term debt maturities for the year ending June 30, 2005, is as follows:

                   2006   $241,320
                   2007     60,330
                   2008     60,330
                   2009     60,330
                          --------
                           422,310

Less current maturities    241,320
                          --------
                          $180,990
                          ========

15. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases various office space under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases as of June 30, 2005 are as follows:



                                   2006    $ 673,600
                                   2007      476,300
                                   2008      456,800
                                   2009      456,800
                                   2010      435,100
                             Thereafter       20,000
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

Contingencies and Litigation:

In December 2000, an action was filed by Red Mountain, LLP in the United States Court for the Northern District of Alabama, Southern Division against J. Jeremy Barbera, Chairman of the Board and Chief Executive Officer of Media Services Group, Inc. (MSGI Security Solutions, Inc), and WiredEmpire, Inc. Red Mountains' complaint alleges, among other things, violations of Section 12(2) of the Securities Act of 1933, Section 10(b)of the Securities Act of 1934 and Rule 10(b)(5) promulgated thereunder, and various provisions of Alabama state law and common law, arising from Red Mountain's acquisition of WiredEmpire Preferred Series A stock in a private placement. Red Mountain invested $225,000 in WiredEmpire's preferred stock and it seeks that amount, attorney's fees and punitive damages. In December 2003, the action was settled, and stipulations of dismissal with prejudice have been filed. As a result of the settlement of the two actions, the Company reversed reserves of approximately $760,860 that had been accrued in connection with such lawsuits for the period ended June 30, 2004.

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

16. PREFERRED STOCK:

In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock is convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company does not file such registration statement within 180 days, the Company shall issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company has issued an additional 468.8 Series F Preferred Stock, which is convertible in approximately 23,079 shares of common stock. The holders of Series F Preferred Stock are entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of June 30, 2005, the Company had $116,199 of undeclared but accumulated dividends. There are no reset provisions or anti-dilution provisions associated with the Series F Convertible Preferred Stock. In the event of liquidation, holders of this stock are entitled to receive the stated value plus the amount of any accrued and unpaid dividends at that date. Preferred stockholders are entitled to common stockholder voting rights in an amount equal to the common stock equivalent of the preferred shares as if converted. The warrants are exercisable for a period of five years at an exercise price of $8.125 per share. Placement fees and expenses associated with the issuance of the Series F Preferred Stock were approximately $253,200. In addition, the Company issued warrants to placement agents to acquire 27,695 shares of common stock at an exercise price of $6.50, exercisable for a period of five years.

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

The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2005:

                                    Number        Exercise Price     Weighted Average
                                  of Shares         Per Share         Exercise Price
Outstanding at June 30, 2002        68,262       $106.50 to $279.00      $136.83
                                   =======
Granted                                 --
Exercised                               --
Cancelled                          (55,540)      $106.50 to $279.00      $123.28
                                   -------
Outstanding at June 30, 2003        12,722       $106.50 to $279.00      $175.83
                                   =======

Granted                            107,500              $1.50            $  1.50
Exercised                               --
Cancelled                          (12,722)      $106.50 to $279.00      $175.83
                                   -------
Outstanding at June 30, 2004       107,500              $1.50            $  1.50
                                   =======

Granted                            412,500           $1.50 to $7.00      $  2.63
Exercised                               --
Cancelled                               --
                                   -------
Outstanding at June 30, 2005       520,000           $1.50 to $7.00      $  2.40
                                   =======

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company and certain third parties. The following summarizes transactions for the three years ended June 30, 2005:

                                    Number        Exercise Price  Weighted Average
                                  of Shares         Per Share       Exercise Price
Outstanding at June 30, 2002        73,340            $124.08          $124.08
                                  ========
Granted                                 --
Exercised                               --
Cancelled                          (66,672)           $124.08          $124.08
                                  --------
Outstanding at June 30, 2003         6,668            $124.08          $124.08
                                  ========
      Granted                      160,000        $1.50 to $6.00       $  5.20
Exercised                               --
Cancelled                           (6,668)           $124.08          $124.08
                                  --------
Outstanding at June 30, 2004       160,000        $1.50 to $6.00       $  5.20
                                  ========

     Granted                            --
Exercised                         (120,000)           $6.00            $  6.00
                                  ========
Cancelled                               --
                                  --------
Outstanding at June 30, 2005        40,000        $1.50 to $4.13       $  2.81
                                  ========

The non-qualified stock option plan (the 1991 Plan) has expired and therefore there are no options available to grant under this plan. The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2005:


                                                 Number         Exercise Price    Weighted  Average
                                                of Shares         Per Share         Exercise Price
   Outstanding at June 30, 2002                   40,532       $48.00 to $74.64         $74.70
                                                 =======

   Granted                                            --
   Exercised                                          --
   Cancelled                                     (15,140)      $48.00 to $74.64         $86.32
                                                 -------
   Outstanding at June 30, 2003                   25,392       $48.00 to $74.64         $67.77
                                                 =======

   Granted                                            --
   Exercised                                          --
   Cancelled                                     (25,392)      $48.00 to $74.64         $67.77
                                                 -------
    Outstanding at June 30, 2004 and 2005             --
                                                 =======

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

18. INCOME TAXES:

Income (loss) before income taxes was from the following sources:

                                     For the years ended June 30,
                                        2005              2004
                                        ----              ----
                      Domestic      $(6,600,859)      $(3,301,365)
                      Italy           $(138,311)               --
                                    -----------       -----------

                      Total         $(6,739,170)      $(3,301,365)
                                    ===========       ===========

Income tax expense consists of the following:

                                              For the years ended
                                                    June 30,
                                                 2005        2004
                                                 ----        ----
                       Federal - Domestic      $    --      $   --
                       State - Domestic         11,900       9,780
                       State - Italy             5,214          --
                                               -------      ------

                       Total                   $17,114      $9,780
                                               =======      ======

Deferred tax assets are comprised of the following:

                                                        As of June 30,
                                                    2005             2004
                                                    ----             ----
                                                ------------     ------------
Deferred tax assets:

     Net basis differences in AONet net assets      $795,000     $         --
     Net operating loss carry-forwards            84,206,738       82,330,753
     Abandoned lease reserves                        458,632          563,871

     Compensation on option grants                   897,029          897,029
     Amortization of intangibles                     (87,453)              --

     Other                                            34,035           77,807
                                                ------------     ------------

         Total deferred tax assets                86,303,981       83,869,460
Valuation allowance                              (86,303,981)     (83,869,460)
                                                ------------     ------------
Net deferred tax assets                         $         --     $         --
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

Italy

In 2005, the Italian statutory tax rate was 37.25%, comprised of 33% national corporate income tax ("IRES") and a 4.25% Regional Tax on Productive Activities ("IRAP"). IRAP is computed on a taxable income base which is higher than the pre-tax income reported in the statements of operations due to the effect of adding back significant items, such as labor costs, interest and allowance for uncollectible accounts, to the taxable base.

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

In July 2004, the Company successfully negotiated an early termination of a lease for a certain abandoned property. The agreement resulted in a gain on early termination of $70,300.

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

Supplemental disclosures of cash flow data:

                                     2005          2004          2003
                                    -------      --------      --------
Cash paid during the year for:
    Interest                        $79,173      $156,769      $234,164
    Income tax paid                 $18,320       $17,995        $8,119

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

Financial information relating to fiscal years ended June 30, 2005 continuing operations by business segment follows:

-------------------------------------------------------------------------------------------------------------------------
                                                     Security         Data Center  Corporate and Other         Total
                                                  Technologies       Technologies
-------------------------------------------------------------------------------------------------------------------------
Fiscal 2005
-------------------------------------------------------------------------------------------------------------------------
Net Revenue from external customers
-------------------------------------------------------------------------------------------------------------------------
   United States                                    $   631,480       $        --                --          $    631,480
-------------------------------------------------------------------------------------------------------------------------
   Italy                                                180,465                --       $   180,465
-------------------------------------------------------------------------------------------------------------------------
Total revenues                                      $   631,480       $   180,465                --          $    811,945
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Gross Profit                                        $   425,250       $    26,035                --          $    451,285
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Selling, general, administrative                    $ 3,212,533       $   122,819       $ 3,869,814          $  7,205,166
-------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                       $   113,616       $    29,668       $     6,399          $    149,683
-------------------------------------------------------------------------------------------------------------------------
Loss from operations                                ($2,900,899)      ($  126,452)      ($3,876,213)         ($ 6,903,564)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Segment assets                                      $   624,612       $ 6,140,034       $ 5,334,149(1)       $ 12,098,795
-------------------------------------------------------------------------------------------------------------------------
Capital expenditures                                $   214,092                --       $    35,713          $    249,805
-------------------------------------------------------------------------------------------------------------------------

There were no revenues in fiscal 2004 or 2003 from continuing operations. The majority of the Company's continuing operations activity in fiscal 2004 and 2003 was from Corporate, therefore detail by segment is not presented.

(1) Principally the investment in Excelsa S.p.A. and other related party note receivable.

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

On July 13, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The instrument requires repayment over 36 months with a maximum of 8% interest per annum. Repayment shall be in cash or in registered shares of common stock. The monthly amortization shall commence 90 days after closing according to a 33-month amortization schedule. At the Investor's option, the note may be repaid upon the issuance of common stock at the conversion price; otherwise all payments must be in cash. The Conversion price shall be equal to 75% of the initial market price, of $6.56. The interest rate resets to zero for any monthly period in which the stock price is greater than 125% of the initial market price. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. The Company received $2 million in gross proceeds upon closing, and will receive an additional $500,000 upon filing of the registration statement relating to this offering, and $500,000 upon the effectiveness of such registration statement. The Company also issued warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share. The placement agent received warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share and a fee equal to 7% of the aggregate offering. The Company has not yet calculated the effect of the beneficial conversion feature of this instrument.

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

                                   Schedule II

                          MSGI Security Solutions, Inc.
                    Valuation and Qualifying Accounts
            For the Years Ended June 30, 2005, 2004 and 2003

--------------------------------------------------------------------------------
Column A        Column B           Column C            Column D        Column E
--------------------------------------------------------------------------------

                                                    Additions
                                             -----------------------
                                    Balance at      Charged To    Charged To
Description                         Beginning        Costs and       Other     Deductions-    Balance At
                                    Of Period        Expenses      Accounts-   Describe (1)  End Of Period

----------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts

Fiscal 2005                          215,750(2)           --           --           --          215,750

Fiscal 2004                               --              --           --           --               --

Fiscal 2003                               --              --           --           --               --


------------------
(1)   Represents accounts written off during the period.

(2) A portion represents allowance for doubtful account balance on the opening balance sheets for acquisitions made during the year.