Form 10-Q
period 2005-09-30
MSGI SECURITY SOLUTIONS, INC
filed 2005-11-16
CIK 14280

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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
                                  Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                Yes          No   X
                                    -------     --------

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
                                Yes          No   X
                                    -----       --------


State number of shares outstanding of each of the issuer's classes of common equity as of the latest practical date: As of November 11, 2005 there were 3,831,878 shares of the Issuer's Common Stock, par value $.01 per share outstanding.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                FORM 10-Q REPORT
                               SEPTEMBER 30, 2005



PART I - FINANCIAL INFORMATION                                                                    Page
                                                                                                  ----

       Item 1.    Financial Statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2005 (unaudited) and June 30, 2005                                  3

                  Condensed Consolidated Statements of Operations for the
                  three months ended September 30, 2005 and 2004 (unaudited)                        4

                  Condensed Consolidated Statements of Cash Flows for the three
                  months ended September 30, 2005 and 2004 (unaudited)                              5

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                                      6-18

       Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                                            19-28

       Item 3.    Quantitative and Qualitative Disclosures About Market Risk.                      29

       Item 4.    Controls and Procedures.                                                         29

PART II- OTHER INFORMATION

       Item 6.    Exhibits                                                                         30


       SIGNATURES                                                                                  31





                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements.
                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               September 30, 2005            June 30, 2005
                                                                               ------------------            -------------
                                                                                  (Unaudited)                     (1)
ASSETS
------
Current assets:
    Cash and cash equivalents                                                  $   1,567,463                $      118,465
      Accounts receivable, net of allowances of $221,449
         and $215,700 respectively                                                 952,795                        838,139
      Note receivable                                                               60,830                          -
      Accounts receivable - related party                                           116,285                        61,456
      Inventory                                                                     74,268                         49,781
      Other current assets                                                          237,879                       238,139
                                                                                   ---------                    ----------
        Total current assets                                                       3,009,520                     1,305,980
Investments in Excelsa S.p.A.                                                      4,066,192                     4,063,077
Goodwill                                                                           3,108,471                     3,108,471
Intangible assets, net                                                               297,459                       323,739
Property and equipment, net                                                        2,054,872                     2,136,190
Related party note receivable                                                      1,157,256                     1,139,687
Note receivable - net of current portion                                             110,343                             -
Other assets                                                                         354,345                        21,651
                                                                                ------------                  ------------
        Total assets                                                            $ 14,158,458                  $ 12,098,795
                                                                                ============                  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                                 710,818                       544,799
      Accounts payable-trade                                                       1,426,875                     1,205,490
      Accounts payable - related party in Italy                                      591,966                       538,906
      Accrued expenses and other current liabilities                               3,563,169                     3,439,704
      Current portion of long-term liabilities                                       240,960                       241,320
   8% Convertible Note, net of debt discount of $1,371,412                         1,628,588                             -
                                                                                   ---------                     ---------
        Total current liabilities                                                  8,162,376                     5,970,219
Long-term debt, net of current portion                                               180,720                       180,990
Other liabilities                                                                  1,039,451                     1,066,881
                                                                                   ---------                     ---------
        Total liabilities                                                          9,382,547                     7,218,090
                                                                                   ---------                     ---------
Stockholders' equity:
       Convertible preferred stock - $.01 par value; 18,750 shares authorized;
          9,844.8 shares of Series F issued and outstanding (liquidation preference $3,314,178 and $3,266,535, respectively) at September 30
          and June 30, 2005                                                              98                             98
       Common stock - $.01 par value; 9,375,000 shares authorized; 3,849,540 shares issued; 3,831,878 shares outstanding as of
          September 30, and June 30, 2005                                             38,495                        38,495
       Additional paid-in capital                                                234,034,421                   233,344,128
       Deferred compensation                                                               -                    (1,301,974)
       Accumulated deficit                                                      (227,939,919)                 (225,835,306)
       Accumulated other comprehensive income                                         36,526                        28,974
       Less:  17,662 shares of common stock in treasury, at cost                  (1,393,710)                   (1,393,710)
                                                                                ------------                 -------------
         Total stockholders' equity                                                4,775,911                     4,880,705
                                                                                ------------                 -------------
         Total liabilities and stockholders' equity                             $ 14,158,458                 $  12,098,795
                                                                                ============                 =============


(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2005.

See Notes to Condensed Consolidated Financial Statements.



                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (Unaudited)
                                                            2005              2004
                                                            ----              ----
Revenues                                                 $   685,532    $   150,000
Revenues - Related party                                      50,750           --
                                                         -----------    -----------
Total revenue                                                736,282        150,000

Cost of goods sold                                           522,721         32,454
                                                         -----------    -----------
Gross Profit                                                 213,561        117,546
                                                         -----------    -----------
Operating costs and expenses:
     Research and development                                   --           48,869
     Salaries and benefits                                   653,296        298,782
     Non cash compensation                                   469,143        235,886
     Selling, general and administrative                     881,709        477,695
     Depreciation and amortization                           125,035           --
     Gain on termination of lease                               --          (70,300)
                                                         -----------    -----------
                    Total operating costs and expenses     2,129,183        990,932
                                                         -----------    -----------
Loss from operations                                      (1,915,622)      (873,386)

Other income (expense):
    Interest income                                           28,148         19,028
    Interest expense                                        (215,021)       (17,674)
    Other income                                               6,760           --
                                                         -----------    -----------
 Total other income/(expense)                               (180,113)         1,354

Minority interests in subsidiaries                              --          139,845
Loss from continuing operations
   before provision for income taxes                      (2,095,735)      (732,187)
Provision for income taxes                                     8,878          3,000
                                                         -----------    -----------
Loss from continuing operations                           (2,104,613)      (735,187)
Discontinued operations:
     Loss from discontinued operations                          --          (40,295)
                                                         -----------    -----------

Net loss                                                  (2,104,613)      (775,482)

Undeclared dividends on preferred stock                      (47,643)          --
                                                         -----------    -----------

Net loss attributable to common stockholders             $(2,152,256)   $  (775,482)
                                                         ===========    ===========


Basic and diluted earnings (loss) per share attributable
to common stockholders:
  Continuing operations                                    $ (0.56)          $(0.24)
  Discontinued operations                                        -            (0.01)
                                                           --------         --------
  Basic and diluted earnings (loss) per share              $ (0.56)          $(0.25)
                                                           ========         =========

Weighted average common shares outstanding
 basic and diluted                                        3,831,878        3,136,002
                                                          =========        =========



See Notes to Condensed Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (unaudited)

                                                                                2005              2004
                                                                                ----              ----

Operating activities:
Net loss                                                                      $(2,104,613)   $  (775,482)
Loss from discontinued operations                                                    --           40,295

Loss from continuing operations                                                (2,104,613)      (735,187)

Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                               97,736          4,742
        Amortization                                                               26,280           --
        Amortization of deferred financing costs                                   29,773           --
        Non cash compensation                                                     469,143        235,886
        Non cash interest expense                                                  99,757           --
        Gain from termination of lease                                               --          (70,300)
        Minority interest in subsidiary                                              --         (139,745)
    Changes in assets and liabilities:
        Accounts receivable                                                      (114,656)      (150,000)
        Account receivable - related party                                        (54,829)          --
        Inventory                                                                 (24,487)      (173,070)
        Other current assets                                                          260        (89,510)
        Note receivable                                                          (171,173)          --
        Other assets                                                               (5,163)        (7,000)
        Accounts payable - trade                                                  221,385        (54,451)
        Accounts payable - related party                                           53,060           --
        Accrued expenses and other liabilities                                     96,035       (164,620)
                                                                              -----------    -----------
           Net cash from/(used in) operating activities                        (1,381,429)    (1,343,255)
                                                                              -----------    -----------
Investing activities:
    Investment in Excelsa                                                          (3,115)          --
    Increase in related party note receivable                                     (17,569)       (17,355)
    Purchases of property and equipment                                           (16,418)      (108,499)
                                                                              -----------    -----------
                  Net cash used in investing activities                           (37,102)      (125,854)
                                                                              -----------    -----------

Financing activities:
    Proceeds from issuance of 8% convertible notes, net                         3,000,000           --
    Deferred financing costs related to issuance of 8% convertible notes         (300,250)          --
    Costs in connection with registration of stock                                 (5,099)          --
    Expenditures from private placement of common shares                             --          (16,000)
    Proceeds from issuance of common stock                                           --          800,000
    Net borrowings on bank overdraft facilities - Italy                           166,019           --
    Repayment of related party note payable                                          --         (500,000)
    Decrease in long-term debt                                                       (630)          --
                                                                              -----------    -----------
      Net cash provided by financing activities                                 2,860,040        284,000
                                                                              -----------    -----------

    Change in accumulated other comprehensive income                                7,552           --

    Net cash used in discontinued operations                                         --         (130,742)
                                                                              -----------    -----------
    Net decrease in cash and cash equivalents                                   1,448,998     (1,315,851)
    Cash and cash equivalents at beginning of period                              118,465      2,548,598
                                                                              -----------    -----------
    Cash and cash equivalents at end of period                                $ 1,567,463    $ 1,232,747
                                                                              ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc ("FDA"), Innalogic, LLC ("Innalogic") and AONet International S.r.L. ("AONet") (in combination "MSGI" or the "Company"). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K, as amended, for the fiscal year ended June 30, 2005 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.

Liquidity:

The Company has limited capital resources and has incurred significant historical losses, negative working capital and negative cash flows from operations. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations for the purchase of its interests in AONet and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event may be required in order to meet the obligations for the next twelve months. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.



On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement (see Note 6). The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. The Holder has the option to convert all or any part of the outstanding principle to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.

2. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment" ("SFAS 123R"). This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. SFAS 123R is effective at the beginning of the first annual reporting that ends after June 15, 2005. We adopted this Statement effective July 1, 2005. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the three months ended September 30, 2005 was approximately $175,000 of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 7).

The Company adopted EITF No. 04-8 "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share" during the quarter ended September 30, 2005. The Company's 8% Convertible Notes are convertible at the option of the holder into shares of the Company's Common Stock once the common stock trades above $6.56 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. The adoption of this statement did not have any effect on earnings per share, since the Company had losses during the period and the effect of the conversion of the notes would have an antidilutive effect.

3. SUMMARY OF SIGNIFICANT POLICIES

Principles of Consolidation:
The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired are included in the MSGI financial statements from the date of the respective acquisition. Operations of any subsidiaries sold are presented as discontinued operations. Investments where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis.

Accounts Receivable and Allowance for Doubtful Accounts:
The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer's credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services.

Deferred Financing Costs
Deferred financing costs are amortized over three years, the term of the debt instrument.

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

Concentration of Credit Risk:
Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and accounts receivable. A significant portion of cash balances is maintained with one financial institution and may, at time, exceed federally insurable amounts. In addition, the Company's European subsidiary maintains cash in a foreign bank account, of which the amount was approximately $1,500 at September 30, 2005. The Company has no financial instruments with off-balance-sheet risk.


The Company's services are provided to a variety of customers, generally located in the continental United States and the northern area of Italy. The Company maintains a reserve for potential credit losses based on an analysis of the customers aging of receivables, financial risk profile and ongoing customer contact. No single customer accounted for more than 10% of the revenues or accounts receivable at September 30, 2005. No single supplier is considered to be critical to the Company's ongoing business activities.

4. EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding- basic and diluted for the quarters ending September 30, 2005 and 2004:

                                                        2005             2004
                                                        ----             ----

Weighted average common shares outstanding - basic     3,831,878      3,136,002
Common stock equivalents for options and warrants              -              -
                                                       ---------      ---------

Weighted average common shares outstanding- diluted    3,831,878      3,136,002
                                                       =========      =========


Stock options and warrants in the amount of 1,440,535 and 570,000 shares, preferred stock convertible into 461,538 and 0 shares and 8% convertible notes convertible into 609,756 and 0 shares were not included in the computation of diluted earnings (loss) per share attributable to common stockholders, as they are anti-dilutive as a result of net losses for the three months ended September 30, 2005 and 2004, respectively.

5. OTHER ASSETS

Other assets as of September 30, 2005 included the following:

                                  Domestic Operations       Italy        Totals
Deferred financing costs, net          $327,531               -        $327,531
Deposits                                 26,500              314         26,814
                                       --------            -----       --------
                                       $354,031            $ 314       $354,345
                                       ========            =====       ========

The Company incurred deferred financing costs of $357,304 in connection with the issuance of the 8% callable convertible notes (see Note 6). These costs are being amortized over three years, the term of the Note. Amortization expense was $29,773 for the three months ended September 30, 2005.

Other assets of $21,651 as of September 30, 2004 consists primarily of deposits.

6. 8% CALLABLE CONVERTIBLE NOTE

On July 12, 2005, MSGI entered into a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, received an additional $500,000 in gross proceeds on August 4, 2005 upon filing of the registration statement relating to this offering, and received $500,000 in gross proceeds on September 10, 2005 upon the effectiveness of such registration statement.


The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. The Holder has the option to convert all or any part of the outstanding principle to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.


The Notes are secured by a first lien on all Company assets. The Note agreement provides the Company with the option to call the loan and prepay the remaining balance due. If the loan is called early, the Company will be required to pay 125% of the outstanding principal and interest as long as the common stock of the Company is at $6.00 or less. If the stock is higher than $6.00 when the Company exercises the call option, then the amount owed is based upon a calculation, as defined in the agreement, using the average daily price. If in any month a default occurs, the note shall become immediately due and payable at 130% of the outstanding principal and interest.

The Company also issued five-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share, which are exercisable at any time.

The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2005 and January 11, 2009. The agent warrants were valued at $57,054 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, the agent received a fee equal to 7% of the aggregate offering, in an amount of $210,000, which was recorded as part of the financing costs. Total financing cost recorded in connection with the Notes was $357,304 which is included in other assets on the balance sheet and is being amortized over the term of the Notes (see Note 5).

The Company recorded a discount to the note payable of $1,471,169, of which $404,792 represented the discount allocated to the warrants and $1,066,377 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year term of the note. Interest expense for the three months ended September 30, 2005 in connection with the note was approximately $99,800. Should the notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The Company made the first scheduled payment on the Note on November 1, 2005 in the amount of $109,702 which represented principal and interest owed. Aggregate monthly principal payments under all three installments of the notes will be approximately $90,900 plus interest.


7. STOCK BASED COMPENSATION

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



Effective July 1, 2005, the Company has adopted SFAS 123R, "Share-Based Payment." SFAS 123R SFAS 123R replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair value. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic-value-based method of accounting prescribed by APB 25 and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123R. However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

In connection with the adoption and provisions of SFAS 123R, the Company reversed the deferred compensation balance of $1,301,974, resulting from the application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid-in capital. This expense is now superceded by the SFAS 123R expense, which will be recorded over the vesting period of the stock options.

The following table illustrates the pro forma effect on the Company's net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three months ended September 30, 2004:


                                                                                September 30, 2004
         Net loss attributable to common stockholders:
           as reported                                                              $ (775,482)
         Add: Stock-based employee compensation recorded                               235,886
Subtotal                                                                              (539,596)
Less: Stock based employee compensation expense
           determined under the fair value method for all awards                      (265,381)
                                                                                       --------

         Pro forma net loss attributable to common stockholders                      $ (804,977)
                                                                                     ===========

         Basic and diluted net loss per common share:
         As reported                                                                 $   (0.25)
                                                                                     ==========

         Pro forma                                                                   $   (0.26)
                                                                                     ==========



There were no stock options granted during the three months ended September 30, 2005. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for grants for the period ended September 30, 2004:

                                                      September 30 ,2004
Risk -free interest rate                                     4.00%
Expected option life                                Vesting life + four years
Dividend yield                                               None
Volatility                                                   158%

As of September 30, 2005, 176,000 options are exercisable. The weighted average exercise price of all outstanding options is $2.43. As of September 30, 2005, the Company has 880,535 warrants outstanding to purchase shares of common stock at prices ranging from $6.00 to $8.25, of which 868,340 warrants are currently exercisable.


8. DISCONTINUED OPERATIONS


In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices"). As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Loss from discontinued operations of approximately $40,000 during the quarter ended September 30, 2004 are the result of trailing legal fees associated with certain legal settlements pertaining to the discontinued operation.


9. ACQUISITIONS

On July 1, 2005, MSGI and it's subsidiary Future Developments America, Inc. ("FDA") entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. These assets had minimal value and had been impaired and expensed on MSGI's financial statements at June 30, 2005. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement. There were no sales transactions for the three months ended September 30, 2005 under this agreement.

On August 31, 2005 MSGI acquired an additional percentage of Innalogic LLC, thereby providing MSGI with a 76% stake in the company. Pursuant to a ratchet provision included in the Amended and Restated Limited Liability Company Agreement, dated August 18, 2004 between MSGI and the Innalogic LLC Members, MSGI was entitled to receive an additional stake in the LLC with no additional consideration. effective August 31, 2005.


10. INVESTMENTS

MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa S.p.A. ("Excelsa"), a corporation organized under the laws of the Republic of Italy. Excelsa and the signatory stockholders have agreed to anti-dilution protection of MSGI's equity stake, such that MSGI will continue to own no less than 19.5% of Excelsa's issued and outstanding shares of common stock through December 31, 2005. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method. The increase in the investment for the period ended September 30, 2005 relates to immaterial trailing direct costs associated with the investment.

11. NOTES RECEIVABLE

A note receivable totaling approximately $189,000 is due from a customer of AONet in connection with the sale of a computer system server during the three months ended September 30, 2005. The note is non-interest bearing and is payable in 36 equal monthly installments. The Company applied Accounting Principles Bulletin No. 21 ("APB 21") and discounted the future payments in relation to the note at AONet's prevailing cost of capital of 6% and recorded approximately $17,000 of deferred interest income. The discounted note will be accreted over the life of the note and interest income will be realized with future payments. The discounted value of the note receivable has been classified into a current asset of approximately $61,000 and a long-term asset of approximately $110,000.


12. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets as of September 30, 2005 and 2004 are as follows:

                                                            September 30, 2005              September 30,  2004
                                                     Gross Carrying     Accumulated    Gross Carrying    Accumulated
                                                         Amount       Amortization         Amount        Amortization
Amortized intangible assets
  Unpatented technology                                $287,288       $107,090             $287,288   $       --
  Favorable lease                                        56,136          3,119                 --             --
Unamortized intangible assets
  Trade name                                             64,244           --                   --             --
                                                       --------       --------             --------   ------------

Totals                                                 $407,668       $110,209             $287,288   $       --
                                                       ========       ========             ========   ============

Amortization expense recorded for the three months ended September 30, 2005 was $26,280. The estimated remaining amortization expense for the five succeeding years is as follows:

Fiscal Year                                                            Amount
2006 (remaining nine months)                                         $ 78,820
2007                                                                  105,100
2008                                                                   22,000
2009                                                                    9,400
2010                                                                    9,400



13. SHORT TERM BORROWINGS

The Company's majority owned subsidiary, AOnet, is completely financed with short-term debt from Italian banks denominated in Euros. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at September 30, 2005. At September 30, 2005, AONet borrowed approximately $711,000 under such facilities. The total facilities available to the Company as of September 30, 2005 were as follows:


                                                                             Weighted Average                Credit Available
Lines of Credit                                Total Credit Facility          Interest Rate                 at September 30, 2005

Advance on accounts receivable                       $512,000                        5.80%                          $ 10,800
Overdraft facility                                    295,200                        8.95%                            92,800
Unsecured financing                                    39,800                        6.00%                            19,300
                                                    ----------                                                      ---------
      Total                                          $847,000                                                       $122,900
                                                     ========                                                       =========


Included in the overdraft facility, is a specific overdraft facility for approximately $168,600 at an interest rate of 10.25%, which expires on November 15, 2005. It is the intention of local management to roll over this overdraft facility for 30 days.

The managing director of AONet (previously the controlling shareholder) has personally guaranteed the unsecured financing line of $39,800 and the former majority shareholder has personally guaranteed approximately $585,000 of the credit facilities.


14. RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005, the Company, through its subsidiary Innalogic LLC, made a sale totaling approximately $50,000 of its wireless surveillance technology to Excelsa S.p.a., a related party in which MSGI has a 19.5% investment. The balance is also included in Accounts Receivable - related party.

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $17,569 and $17,355 for the three months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, the interest due through October 15, 2004 of approximately $162,600 is in arrears. The note will be forgiven in the event of a change in control.

AONet

At September 30, 2005, AONet had the following related party transactions:

Accounts receivable - related party consists of $65,535 due from a minority shareholder for software services provided. Accounts payable - related party consists of a payable to the same minority shareholder in the amount of approximately $108,500 for reimbursement of telecommunications charges and approximately $177,200 remaining liability balance on the purchase of the operating division during 2004, (prior to MSGI's acquisition date), approximately $227,800 due to a Company related to a minority shareholder for a compensation agreement and approximately $78,500, in aggregate, due to two minority shareholders by way of a trust for 2005 compensation. The Company had expenses of approximately $105,000 paid to related parties for the three months ended September 30, 2005, mainly for compensation to the above related parties.


15. SEGMENT INFORMATION


In accordance with SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information' segment information is being reported consistent with the Company's method of internal reporting. The Company believes it has two reporting segments. The Company has two product and services line (security technologies and data center technologies). The security technologies product and services line, which includes Innalogic and FDA is a new and emerging business and, as such, has limited revenue earnings to report. The data center technologies product and services line, which includes AONet, is a new business emerging from an historical bankruptcy and, as such, has limited revenue earnings to report.


Financial information relating to the quarter ended September 30, 2005 continuing operations by business segment is as follows:

                                      Security        Data Center
                                     Technologies    Technologies    Corporate           Total

Net revenues                        $    116,830    $    619,452    $       --         $    736,282

Gross profit                        $     82,707    $    130,854    $       --         $    231,561

Selling, general & administrative   $    440,176    $    377,606    $  1,186,366       $  2,004,148

Depreciation and amortization       $     33,565    $     89,238    $      2,232       $    125,035

Loss from operations                $   (391,034)   $   (335,989)   $ (1,188,599)      $ (1,915,622)

Segment assets                      $    671,973    $  6,275,983    $  7,210,502(1)    $ 14,158,458

Capital expenditures                        --              --      $     16,418       $     16,418


The Company's continuing operations activity during the quarter ended September 30, 2004 were from the corporate functions and the Securities Technology business alone; therefore detail by segment is not presented for this period.

(1) Principally the investment in Excelsa S.p.A. and other related party note receivable.

16. SUBSEQUENT EVENTS

On November 1, 2005, MSGI formed a new entity, MSGI Italia, Srl., which will function as the holding company for all business units in Italy. MSGI Italia will operate the legal interception business in Italy and will provide oversight for the AONet International subsidiary and the minority investment in Excelsa. The new platform will specialize in intelligence monitoring, data protection, and video surveillance, operating out of offices in Milan and Rome.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding our near-term objectives and long-term strategies, expectations of short-term and long-term liquidity requirements and needs, statements that are not historical facts, and/or statements containing words such as "anticipate(s)", "expect(s)", "intend(s)", "plan(s)", "target(s)", "project(s)", "will", "believe(s)", "may", "would", "seek(s)", "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology and telecommunication costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2005 and 2004. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company's financial statements and notes thereto, included in the Company's Annual Report on Form 10-K, as amended, for the year ended June 30, 2005.

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

FDA recognized no revenues during the periods ended September 30, 2005 and 2004.

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

Accounts Receivable and Allowance for Doubtful Accounts:

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

Goodwill and Intangible Assets:
Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company performs an annual impairment test to determine if there is any impairment of goodwill. The current goodwill of $3,108,471 resulted from the Company's acquisition of AONet during in June 2005. The Company has not yet performed an annual impairment test related to this amount since the acquisition was recent.

Intangible assets of approximately $287,000 were acquired during the period ended September 30, 2004 in connection with the acquisition of Innalogic. For the three months ended September 30, 2005, amortization expense of approximately $24,000 has been recognized and as of September 30, 2005 accumulated amortization of $107,090 has been realized associated with these intangible assets. Intangible assets of approximately $120,000 were acquired during the period ended June 30, 2005 in connection with the acquisition of AONet. For the three months ended September 30, 2005, amortization expense of approximately $2,000 has been recognized and as of September 30, 2005 accumulated amortization of $3,119 has been realized associated with these intangible assets.

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

Equity Based Compensation:

The accompanying financial position and results of operations for the Company have been prepared in accordance with SFAS 123R, "Share-Based Payment." SFAS 123R SFAS 123R replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options' original estimate of fair value. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.


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

Recent Accounting Pronouncements:
In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment" ("SFAS 123R"). This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. SFAS 123R is effective at the beginning of the first annual reporting that ends after June 15, 2005. We adopted this Statement effective July 1, 2005. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the three months ended September 30, 2005 was approximately $175,000 of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 7).


Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

In April 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA") for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. On July 1, 2005, MSGI and FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of FDA held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. These assets had minimal value and had been impaired and expensed on MSGI's financial statements at June 30, 2005. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement. There were no sales transactions for the three months ended September 30, 2005 under this agreement.

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


On July 12, 2005, MSGI entered into a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, received an additional $500,000 in gross proceeds on August 4, 2005 upon filing of the registration statement relating to this offering, and received $500,000 in gross proceeds on September 10, 2005 upon the effectiveness of such registration statement. The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. The Holder has the option to convert all or any part of the outstanding principle to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. The Company also issued five-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share, which are exercisable at any time. The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2005 and January 11, 2009. In addition, the agent received a fee equal to 7% of the aggregate offering, in an amount of $210,000, which was recorded as part of the financing costs. Total financing cost recorded in connection with the Notes was $357,304 which is included in other assets on the balance sheet and is being amortized over the term of the Notes.

Results of Operations for the Three Months Ended September 30, 2005, Compared to the Three Months Ended September 30, 2004.

Revenues of approximately $0.7 million for the three months ended September 30, 2005 (the "Current Period") increased by approximately $0.6 million, or 390%, compared to revenue of approximately $0.1 million during the three months ended September 30, 2004 (the "Prior Period"). The increase in revenue can be directly attributed to data center technologies segment revenues of approximately $620,000 as a result of the recent acquisition of AONet. Approximately $171,000 of the AONet revenue for the period was for a one-time sale of equipment, which is not part of AONet's core revenue stream. There were no such revenues from AONet realized in the Prior Period. The revenues from domestic operations decreased $33,000 compared to the Prior Period, due to the timing of when orders are received and shipped, which continues to be somewhat unpredictable for these emerging technologies.

Costs of goods sold of approximately $523,000 million in the Current Period increased by approximately $491,000 over costs of goods sold of approximately $32,000 in the Prior Period. Of the increase, approximately $489,000 is directly attributed costs associated with the data center technologies segment as a result of the recent acquisition of AONet. Gross profit margins on domestic revenues remained relatively consistent compared to the Prior Period.


The Company did not recognize any research and development costs in the Current Period in comparison to approximately $49,000 of research and development costs in the Prior Period. The costs realized in the Prior Period were the result of related activities in the Company's majority owned subsidiary Future Developments America, Inc. As a result of a recent change in business operations, Future Developments America, Inc. no longer participates in research and development activities.

Salaries and benefits of approximately $0.7 million in the Current Period increased by approximately $0.4 million or 119% over salaries and benefits of approximately $0.3 million in the Prior Period. Of the increase, approximately $0.2 million is directly attributed to expenses associated with the data center technologies segment as a result of the recent acquisition of AONet. The remaining balance of approximately $0.2 million is the result of newly hired corporate management personnel responsible supporting the Company's European operations.

Non cash compensation expenses of approximately $0.5 million in the Current Period increased by approximately $0.2 million, or 99%, over similar expenses of approximately $0.2 million in the Prior Period. The increase in expenses realized in the Current Period is attributable to the adoption of SFAS 123R as of July 1, 2005 which now requires employee stock compensation, including stock options, to be recorded at fair value instead of intrinsic value under the previous accounting method. The expenses realized in the Prior Period were the result of the fair market value of common shares issued to the founding members of Innalogic by MSGI as part of the acquisition of the original 51% membership in Innalogic.

Selling, general and administrative expenses of approximately $0.9 million in the Current Period increased by approximately $0.4 million or 85% over comparable expenses of $0.5 million in the Prior Period. The increase is due primarily to increases in corporate marketing fees, consulting fees, accounting and audit fees, and travel expenses totaling approximately $0.4 million, as well as new expenses associated with the data center technologies segment resulting from the acquisition of AONet of approximately $0.2 million, offset by reductions in similar expenses in both FDA and Innalogic totaling approximately $0.2 million.

Depreciation and amortization expenses of approximately $125,000 were realized in the Current Period with no comparable expenses having been realized during the Prior Period. The expenses in the Current Period are the direct result of the addition of depreciable fixed assets and amortizable intangible assets resulting from the acquisitions of Innalogic and AONet, as well as minor additions to fixed assets in the corporate operations.



The gain from termination of a lease of approximately $70,000 in the Prior Period was the result of the early termination of a lease for an abandoned property. A final settlement payment of approximately $175,000 was paid in order to terminate the lease early against accrued costs of approximately $245,000. There is no such transaction in the Current Period.


The net provision for income taxes of approximately $9,000 in the Current Period increased by approximately $6,000, or 195%, over provisions of approximately $3,000 in the Prior Period. The increase is due to the provisions associated with the newly acquired AONet operations. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets. The Company files a separate tax return in Italy on an annual basis. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As a result of the above, loss from continuing operations of approximately $2.1 million in the Current Period increased by approximately $1.3 million over comparable loss from continuing operations of $0.8 million in the Prior Period.

The minority interests in subsidiaries of approximately $0.1 million in the Prior Period represented the minority holdings in FDA. There are no such minority interests to report in the Current Period.

The loss from discontinued operations of $40,295 in the Prior Period was the result of a settlement and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation. There are no such losses from discontinued operations to report in the Current Period.

As a result of the above, net loss of approximately $2.1 million in the Current Period increased by approximately $1.3 million over comparable net loss of approximately $0.8 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $48,000. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock.

As a result of the above, net loss attributable to shareholders of approximately $2.2 million in the Current Period increased by approximately $1.4 million over comparable net loss of approximately $0.8 million in the Prior Period.

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




Our contractual obligations are summarized in the table below


                                                                      Payments Due
                                                                     (In thousands)
                                           --------------------------------------------------------------------
Contractual Obligations                     Total       Less than        1 - 3          4 - 5        More Than
                                                         1 year          years          years         5 years
------------------------------------------------------ ------------ ---------------- ------------- ------------

Operating leases (1)                        2,349          624           1,379            346            --
Purchase obligations for AONet
 acquisition - related party                  917          917              --             --            --
Long-term debt                                422          242             180             --            --
8% callable convertible notes               3,000          955           2,045             --            --

(1) Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

(2) 8% Notes: The payments disclosed above represent principle payments only and do not include any interest payments which may be incurred.

Of such lease commitments, $1.0 million is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

Debt:
The Company's domestic operations do not have any debt related to credit facilities on its balance sheet as of September 30, 2005 or 2004.

The Company's majority owned subsidiary, AONet, is completely financed with short-term debt from Italian banks. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at September 30, 2005. (See Note 13). At September 30, 2005, AONet had overdrafts of approximately $711,000 from a total availability of approximately $847,000. A portion of these facilities are guaranteed by the former majority shareholder and/or managing director of AONet. On September 30, 2005, AONet paid approximately $168,000 of overdue withholding taxes relating to 2004 by increasing its overdraft facility with the bank for the same amount. The new bank debt is due within one year.

The Company is required to withhold income taxes from direct employees' payroll and remit these amounts to the applicable governmental entity. The Company is also required to pay social security taxes, as well as withhold and remit the employee portion of these taxes to the government. As of September 30, 2005, AONet had not paid any amounts to these governmental agencies since April 2004, aggregating approximately $1.1 million. The accrued amounts also include approximately $0.1 million of penalties and interest, assessed based on the applicable rates used by the governmental entities for late payments. AONet has approached the Italian Social Security department to discuss the fact that payments of employee withholdings are in arrears. No final determinations related to a possible payment plan or settlement has been reached, therefore, the full amount of the taxes withheld and the related interest and penalties have been recorded.

During June of 2005, AONet, through its affiliate Nexo, exercised an option agreement with a third party and purchased the data center for approximately $422,300. The data center has been recorded in these financial statements of AONet at its cost of approximately $422,300 and a corresponding note payable has been booked.

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet, a company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro (of which 350,000 Euro has been paid through September 30,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At September 30, 2005, the Company had cash and cash equivalents of approximately $1.6 million and a working capital deficit of approximately $4.6 million.

The Company recognized a net loss of approximately $2.1 million in the Current Period. Cash used in operating activities was approximately $1.4 million. Cash used in operating activities principally resulted from our operating loss, increases in accounts receivable and notes receivable as well as decreases in accounts payable of approximately offset by increases in accrued expenses. Cash used in operating activities in the Prior Period was $1.3 million.

In the Current Period, net cash of approximately $37,000 was used in investing activities consisting primarily of purchases of property and equipment and an increase in a related party note receivable. In the Prior Period, approximately $0.1 million of cash was used in or provided by investing activities.

In the Current Period, net cash of $2.9 million was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds from the issuance of 8% callable convertible notes receivable of approximately $2.7 million and an increase in net borrowings on bank overdraft facilities of approximately $0.2 million, offset by an increase in a note receivable of approximately $0.2 million. In the Prior Period, net cash of $0.3 million was provided by financing activities consisting primarily of proceeds from the issuance of common stock of approximately $0.8 million offset by repayments in a related party note payable of approximately $0.5 million.

In the Current Period, net cash of $7,552 was provided from a change in accumulated other comprehensive income. This income was the result of changes in foreign currency valuations during the period. There was no such income in the Prior Period.

In the Current Period there was no cash used in discontinued operations, while approximately $0.1 million was used by discontinued operations in the Prior Period.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of 8% callable convertible notes (see Note 6.) In addition, the Company's subsidiary, Innalogic, has begun to realize revenue during the quarter ended September 30, 2004. The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations for the purchase of its interests in AONet and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event may be required in order to meet the obligations for the next twelve months.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2005, MSGI has liabilities due, through its Italian subsidiary AONet, to various vendors and creditors which are payable in Euros. There may be a risk to MSGI associated with volatility of currency exchange rates over time. MSGI has obtained certain debt instruments bearing fixed interest rates. There may be risk associated with the interest rates applied to these debt instruments, should the rates drop significantly above/ below the fixed price.
Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company's Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of September 30, 2005 were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on October 12, 2005, certain material weaknesses were communicated to the Company by our independent registered public accounting firm. Although the Company acknowledges that certain weaknesses, as stated and identified, need to be addressed, it is our belief that the existence of such material weaknesses have not compromised our ability to ensure that the information required to be disclosed by the Company in reports that is files or submits under the Securities Exchange Act of 1394 are not recorded, processed summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms. The Company has taken initial actions, such as employing additional personnel on a consulting basis during the quarter, to help ensure that such material weaknesses are mitigated. The Company plans to address and rectify each of the stated material weaknesses as quickly as practical.

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II- OTHER INFORMATION

Item 6.  Exhibits

(a)      Exhibits

31.1       Rule 13a-14(a)/15d-14(a) Certification.
31.2       Rule 13a-14(a)/15d-14(a) Certification.
32.1       Section 1350 Certification.
32.2       Section 1350 Certification.
-------------

                                   SIGNATURES


Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MSGI SECURITY SOLUTIONS, INC.
                                  (Registrant)


Date:  November 15, 2005      By: /s/ J. Jeremy Barbera
                                  ------------------------------------------
                                  J. Jeremy Barbera
                                  Chairman of the Board and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                              By: /s/ Richard J. Mitchell III
                                  -------------------------------------------
                                  Richard J. Mitchell III
                                  Chief Accounting Officer
                                  (Principal Financial Officer)

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

Dated:  November 15, 2005        By: /s/ J. Jeremy Barbera
                                    -------------------------------------
                                      J. Jeremy Barbera
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

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

Dated:  November 15, 2005           By: /s/ Richard J. Mitchell III
                                       -----------------------------------------
                                         Richard J. Mitchell III
                                       Chief Accounting Officer
                                       (Principal Financial Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 15, 2005        By: /s/ J. Jeremy Barbera
                                    -------------------------------------
                                      J. Jeremy Barbera
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                            18 U. S. C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

     2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 15, 2005           By: /s/ Richard J. Mitchell III
                                       -----------------------------------------
                                         Richard J. Mitchell III
                                       Chief Accounting Officer
                                       (Principal Financial Officer)


This certification accompanies this Quarterly Report on Form 10-Q pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.