Form 10-Q
period 2005-12-31
MSGI SECURITY SOLUTIONS, INC
filed 2006-02-14
CIK 14280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-16730

MSGI SECURITY SOLUTIONS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0085608
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

575 Madison Avenue
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(917) 339-7134

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date:

As of February 10, 2006 there were 3,853,878 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

DECEMBER 31, 2005

PART I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of
December 31, 2005 (unaudited) and June 30, 2005	3

Condensed Consolidated Statements of Operations for the
three and six months ended December 31, 2005 and 2004 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the
six months ended December 31, 2005 and 2004 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-15

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	16-26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	26

Item 4.	Controls and Procedures.	27

PART II- OTHER INFORMATION

Item 6.	Exhibits	28

SIGNATURES	29

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2005	June 30, 2005
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$ 96,361	$ 118,465
Accounts receivable, net of allowances of $217,700
and $215,700 respectively	998,133	838,139
Note receivable - trade	59,800	-
Accounts receivable - related party in Italy	86,005	61,456
Inventory	61,746	49,781
Other current assets	234,421	238,139
Total current assets	1,536,466	1,305,980

Investment in Excelsa, S.p.A.	4,066,192	4,063,077

Goodwill	3,108,471	3,108,471
Intangible assets, net	271,180	323,739
Property and equipment, net	1,991,889	2,136,190
Note receivable trade - net of current portion	108,474	-
Related party note receivable	1,174,556	1,139,687
Other assets	485,204	21,651
Total assets	$ 12,742,432	$ 12,098,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 806,695	$ 544,799
Accounts payable - trade	1,846,812	1,205,490
Accounts payable - related party in Italy	620,190	538,906
Accrued expenses and other current liabilities	3,288,369	3,439,704
Note payable	250,000	-
Current portion of long-term liabilities	118,440	241,320
8% Convertible Note, net of debt discount of $1,235,321	1,628,315	-
Total current liabilities	8,558,821	5,970,219
Long-term debt, net of current portion	165,816	180,990
Other liabilities	992,898	1,066,881
Total liabilities	9,717,535	7,218,090
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
9,844.8 shares of Series F issued and outstanding (liquidation preference $3,361,822 and $3,266,535, respectively, at
December 31, 2005 and June 30, 2005	98	98
Common stock - $.01 par value; 9,375,000 shares authorized;
3,849,540 shares issued; 3,831,878 shares outstanding as of
December 31, 2005 and June 30, 2005, respectively	38,495	38,495
Additional paid-in capital	234,503,205	233,344,128
Deferred compensation	-	(1,301,974)
Accumulated deficit	(230,200,547)	(225,835,306)
Accumulated other comprehensive income	77,356	28,974
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity	3,024,897	4,880,705
Total liabilities and stockholders’ equity	$ 12,742,432	$ 12,098,795

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2005.

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2005 AND 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2005	2004	2005	2004

Revenues	$ 797,217	$ -	$ 1,482,749	$ 150,000
Revenues – related party	-	-	50,750	-
Total revenue	797,217	-	1,533,499	150,000

Cost of goods sold	652,509	-	1,175,230	32,454

Gross Profit	144,708	-	358,269	117,546

Operating costs and expenses:
Research and develoment	-	26,315	-	75,184
Salaries and benefits	546,685	457,475	1,199,981	756,257
Non cash compensation	468,784	-	937,927	235,886
Selling, general and administrative	932,326	642,457	1,814,035	1,115,410
Depreciation and amortization	112,676	16,180	237,711	20,922
Gain on termination of lease	-	-	-	(70,300)
Total operating costs and expenses	2,060,471	1,142,427	4,189,654	2,133,359
Loss from operations	(1,915,763)	(1,142,427)	(3,831,385)	(2,015,813)

Other income (expense):
Interest income	21,415	27,820	49,563	46,848
Interest expense	(348,282)	(17,066)	(563,303)	(34,740)
Other income	2,010	-	8,770	-
Total other income (expense)	(324,857)	10,754	(504,970)	12,108

Minority interests in subsidiaries	-	115,672	-	255,517

Loss from continuing operations
before provision for income taxes	(2,240,620)	(1,016,001)	(4,336,355)	(1,748,188)
Provision for income taxes	20,009	3,000	28,887	6,000
Loss from continuing operations	(2,260,629)	(1,019,001)	(4,365,242)	(1,754,188)
Discontinued operations:
Loss from discontinued operations	-	(29,809)	-	(70,104)

Net loss	(2,260,629)	(1,048,810)	(4,365,242)	(1,824,292)

Undeclared dividends on preferred stock	(47,644)		(95,287)	-
Net loss attributable to
common stockholders	$ (2,308,273)	$ (1,048,810)	$ (4,460,529)	$ (1,824,292)

Basic and diluted loss per share attributable
to common stockholders:
Continuing operations	$ (0.60)	$ (0.03)	$ (1.16)	$ (0.55)
Discontinued operations	-	(0.01)	-	(0.02)
Basic and diluted earnings (loss) per share	$ (0.60)	$ (0.04)	$ (1.16)	$ (0.57)

Weighted average common shares outstanding
Basic and diluted	3,831,878	3,234,398	3,831,878	3,185,200

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004
(unaudited)
	2005	2004
Operating activities:
Net loss	(4,365,242)	(1,824,292)
Loss from discontinued operations	-	70,104
Loss from continuing operations	(4,365,242)	(1,754,188)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	178,393	20,922
Amortization	52,559	-
Amortization of deferred financing costs	59,548	-
Non cash compensation	937,927	235,886
Non cash interest expense	235,848	-
Gain from termination of lease	-	(70,300)
Minority interest in subsidiary	-	(255,517)
Changes in assets and liabilities:
Accounts receivable	(159,994)	(150,000)
Accounts receivable - related party	(24,549)	-
Inventory	(11,965)	(243,769)
Other current assets	3,718	(40,398)
Note receivable - trade	(168,274)	-
Other assets	(165,797)	(7,000)
Accounts payable - trade	641,322	55,124
Accounts payable - related party	81,284	-
Accrued expenses and other liabilities	(225,317)	(226,217)
Net cash used in operating activities	(2,930,539)	(2,435,457)

Investing activities:
Investment in Excelsa	(3,115)	(1,751,319)
Increase in related party note receivable	(34,869)	(34,710)
Purchases of property and equipment	(34,092)	(155,598)
Net cash used in investing activities	(72,076)	(1,941,627)

Financing activities:
Proceeds from issuance of preferred shares, net of issuance costs	-	2,746,819
Proceeds from issuance of common stock, net of issuance costs	-	3,818,272
Proceeds from the issuance of 8% convertible notes	3,000,000	-
Deferred financing costs related to the issuance of 8% convertible notes	(300,250)	-
Payments on 8% convertible notes	(136,364)	-
Costs in connection with registration of stock	(5,099)	-
Proceeds from exercise of stock options	-	720,000
Proceeds from notes payable	250,000	-
Repayment of related party note payable	-	(500,000)
Repayments of long - term debt	(138,054)	-
Net borrowings on bank overdraft facilities	261,896	-
Net cash provided by financing activities	2,932,129	6,785,091

Foreign currency translation adjustments	48,382	-
Net cash used in discontinued operations	-	(200,846)
Net increase (decrease) in cash and cash equivalents	(22,104)	2,207,161
Cash and cash equivalents at beginning of period	118,465	2,548,598

Cash and cash equivalents at end of period	$ 96,361	$ 4,755,759

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”), Innalogic, LLC (“Innalogic”), AONet International S.r.L. (“AONet”) and MSGI Italia, S.r.L. (“MSGI Italia”) (collectively "MSGI" or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K, as amended, for the fiscal year ended June 30, 2005 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month and six-month periods ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.

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

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement (see Note 6). The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006. Principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. This has been fully accrued as of December 31, 2005.

2. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the three months and six months ended December 31, 2005 was approximately $174,000 and $348,000, respectively, of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 7).

The Company adopted EITF No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” during the quarter ended September 30, 2005. The Company’s 8% Convertible Notes are convertible at the option of the holder into shares of the Company’s Common Stock once the common stock trades above $6.56 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. The adoption of this statement did not have any effect on earnings per share, since the Company had losses during the period and the effect of the conversion of the notes would have an antidilutive effect.

3. SUMMARY OF SIGNIFICANT POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired are included in the MSGI financial statements from the date of the respective acquisition. Operations of any subsidiaries sold are presented as discontinued operations. Investments where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis.

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

Deferred Financing Costs

Deferred financing costs are amortized over three years, the term of its associated debt instrument.

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

FDA and MSGI Italia currently do not have any revenue transactions. Innalogic recognizes sales of its product upon shipment if the above criteria have been met.

Revenue from AONet is mainly service based, consisting principally of specific technical projects and maintenance activities and is either project specific or of a long-term service (e.g., one year) relationship in nature. Short-term projects are generally recognized at the end of the contract when the amounts are billed and the customer has accepted the delivered service.

Other significant contractual arrangements for AONet relate to the maintenance of data backup for customers on a periodic basis. The contractual terms for these types of services varies based on the amount of data space required by the customer and how often the activity occurs. These types of services, including maintenance services, are such that the customer is billed monthly for the service and revenue is recognized in the month in which the service is provided. There are certain customers for which several months may be invoiced in advance of providing the service. In those cases, the revenue is deferred until the services have been rendered.

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

Income Taxes:

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management has established a full valuation allowance on deferred taxes as of December 31, 2005 and 2004. AONet files a separate tax return in Italy on an annual basis.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of goodwill and intangible assets, deferred tax valuation allowance, valuation of stock options, fair value of net assets acquired, the allowance for doubtful accounts and the beneficial conversion calculation. Actual results could differ from those estimates.

Foreign Currency Transactions:

Assets and liabilities of our European subsidiary, whose functional currency is the Euro, are translated at the prevailing rate at the balance sheet date and revenues and expenses are translated at the average exchange rates prevailing during the period. Gains and losses are recognized in other income as incurred.

Unrealized gains or losses are reported as accumulated other comprehensive income within stockholders equity.

4. EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding - basic and diluted for the quarters ending December 31, 2005 and 2004:

2005		2004
Three Months	Six Months	Three Months	Six Months

Weighted average common shares outstanding - basic	3,831,878	3,831,878	3,234,398	3,185,200
Common stock equivalents for options and warrants	-	-	-	-
Weighted average common shares outstanding- diluted	3,831,878	3,831,878	3,234,398	3,185,200

Stock options and warrants in the amount of 1,440,535 and 570,000 shares, preferred stock convertible into 461,538 and 0 shares and 8% convertible notes convertible into 609,756 and 0 shares outstanding at December 31, 2005 and 2004, respectively, were not included in the computation of diluted earnings (loss) per share attributable to common stockholders, as they are anti-dilutive as a result of net losses for the three and six months ended December 31, 2005 and 2004.

5. OTHER ASSETS

Other assets as of December 31, 2005 included the following:

Domestic Operations		Italy	Totals
Deferred financing costs, net	$297,754	-	$297,754
Deposit on licensing contract	150,000	-	150,000
Deposits	28,700	8,750	37,450
$476,454	$8,750		$485,204

The Company incurred deferred financing costs of $357,304 in connection with the issuance of the 8% callable convertible notes (see Note 6). These costs are being amortized over three years, the term of the Note. Amortization expense was $29,775 and $59,548 for the three and six months ended December 31, 2005, respectively.

Other assets of $21,651 as of December 31, 2004 consist primarily of lease deposits.

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

The Notes require repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005, the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.

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

The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2006 and January 11, 2009. The agent warrants were valued at $57,054 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, the agent received a fee equal to 7% of the aggregate offering, in an amount of $210,000, which was recorded as part of the financing costs. Total financing cost recorded in connection with the Notes was $357,304 which is included in other assets on the balance sheet and is being amortized over the term of the Notes (see Note 5).

The Company recorded a discount to the note payable of $1,471,169, of which $404,792 represented the discount allocated to the warrants and $1,066,377 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year term of the note. Interest expense for the three and six months ended December 31, 2005 in connection with the note discount was approximately $136,000 and $235,800, respectively. Should the Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The Company made the first scheduled payment on the Notes on November 3, 2005 in the amount of $109,702 and the second scheduled payment on December 1, 2005 in the amount of $101,551, both of which represented principal and interest owed and both of which were paid in cash. Interest expense for the three and six months ended December 31, 2005 was $59,168 and $103,333, respectively, exclusive of the discount and beneficial conversion features. Aggregate monthly principal payments under all three installments of the Notes equal approximately $90,900 month.

On January 19, 2006, the Company entered into a modification with the investors, by which the investors agreed to waive certain requirements under the 2005 Notes, as amended, thus allowing the Company to issue shares of common stock to the investors in order to satisfy the Company’s payment obligations for the payments due in January, February and March 2006. The modification also allowed for the Company to issue shares of common stock in order to satisfy partial payment against the Company’s payment obligation for the month of April 2006. On January 31, 2006, the Company issued 22,000 shares of its common stock to the investors in order to satisfy the payment obligation for the month of January 2006. The Company also entered into a new note agreement with the investors. See Note 17 – Subsequent events.

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

Effective July 1, 2005, the Company has adopted SFAS 123R, “Share-Based Payment.” SFAS 123R SFAS 123R replaces SFAS 123 “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

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

In connection with the adoption and provisions of SFAS 123R, the Company reversed the deferred compensation balance of $1,301,974, resulting from the application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid-in capital. This expense is now superseded by the SFAS 123R expense, which will be recorded over the remaining vesting period of the stock options.

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and six months ended December 31, 2004:

	December 31, 2004
	Three Months	Six Months
Net loss attributable to common stockholders:
as reported	$ (1,048,810)	$ (1,824,292)
Add: Stock-based employee compensation recorded	-	235,886
Subtotal	(1,048,810)	(1,588,406)

Less: Stock based employee compensation expense

determined under the fair value method for all awards	(29,654)	(295,035)

Pro forma net loss attributable to common stockholders	$ (1,078,464)	$ (1,883,441)

Basic and diluted net loss per common share:
As reported	$(0.32)	$(0.57)

Pro forma	$(0.33)	$(0.59)

There were no stock options granted during the six months ended December 31, 2005. As of December 31, 2005, 176,000 options are exercisable. The weighted average exercise price of all outstanding options is $2.43. As of December 31, 2005, the Company has 880,535 warrants outstanding to purchase shares of common stock at prices ranging from $6.00 to $8.25, of which 868,340 warrants are currently exercisable.

8. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices"). As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Loss from discontinued operations of approximately $30,000 and $70,000 for the three and six months ended December 31, 2004, respectively, are the result of trailing legal fees associated with certain legal settlements pertaining to the discontinued operation.

9. ACQUISITIONS

On July 1, 2005, MSGI and its subsidiary Future Developments America, Inc. ("FDA") entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. These assets had minimal value and had been impaired and expensed on MSGI’s financial statements at June 30, 2005. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement. There were no sales transactions for the six months ended December 31, 2005 under this agreement.

On August 31, 2005 MSGI acquired an additional percentage of Innalogic LLC, thereby providing MSGI with a 76% stake in the company. Pursuant to a ratchet provision included in the Amended and Restated Limited Liability Company Agreement, dated August 18, 2004 between MSGI and the Innalogic LLC Members, MSGI was entitled to receive an additional stake in the LLC with no additional consideration upon the failure of certain financial targets being met, effective August 31, 2005.

10. INVESTMENTS

MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa S.p.A. ("Excelsa"), a corporation organized under the laws of the Republic of Italy. Excelsa and the signatory stockholders agreed to anti-dilution protection of MSGI's equity stake, such that MSGI will continue to own no less than 19.5% of Excelsa's issued and outstanding shares of common stock through December 31, 2005. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method.

11. NOTES RECEIVABLE - TRADE

The Company issued a note receivable totaling approximately $189,000 due from a customer of AONet in connection with the sale of a computer system server during the six months ended December 31, 2005. The note is non-interest bearing and is payable in 36 equal monthly installments. The Company applied Accounting Principles Bulletin No. 21 (“APB 21”) and discounted the future payments in relation to the note at AONet’s prevailing cost of capital of 6% and recorded approximately $17,000 of deferred interest income. The discounted note will be accreted over the life of the note and interest income will be realized with future payments. As of December 31, 2005, the balance receivable on the note is approximately $168,000. The discounted value of the note receivable has been classified into a current asset of approximately $60,000 and a long-term asset of approximately $108,000.

12. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets as of December

31, 2005 are as follows:

December 31, 2005
Gross Carrying	Accumulated
Amount	Amortization

Amortized intangible assets

Unpatented technology	$ 287,288	$ 131,030
Favorable lease	56,136	5,458

Unamortized intangible assets

Trade name	64,244	-

Totals	$ 407,668	$ 136,488

Amortization expense recorded for the six months ended December 31, 2005 was $52,559. The estimated remaining amortization expense for the five succeeding years is as follows:

Fiscal Year	Amount
2006 (remaining six months)	$ 52,500
2007	105,100
2008	22,000
2009	9,400
2010	9,400
2011	8,600

13. SHORT TERM BORROWINGS

The Company's majority owned subsidiary, AOnet, is completely financed with short-term debt from Italian banks denominated in Euros. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at December 31, 2005. At December 31, 2005, AONet borrowed approximately $806,000 under such facilities. The total facilities available to the Company as of December 31, 2005 were as follows:

	Weighted Average		Credit Available
Lines of Credit	Total Credit Facility	Interest Rate	at December 31, 2005

Advance on accounts receivable	$503,300	5.80%	$ 29,600
Overdraft facility	290,000	8.95%	(32,000)
Unsecured financing	10,700	6.00%	-

Total	$804,000	$ (2,400)

Included in the overdraft facility, is a specific overdraft facility for approximately $165,800 at an interest rate of 10.25%, which expired on November 15, 2005. In December 2005 it was renewed through March 31, 2006.

The managing director of AONet (previously the controlling shareholder) has personally guaranteed the unsecured financing line of $10,700 and the former majority shareholder has personally guaranteed approximately $585,000 of the credit facilities.

During December 2005, the Company entered into a short term note payable to an independent lender in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006. Principal and interest will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal.

14. RELATED PARTY TRANSACTIONS

During the period ended December 31, 2005, the Company, through its subsidiary Innalogic LLC, made a sale totaling approximately $50,000 of its wireless surveillance technology to Excelsa S.p.a., a related party in which MSGI has a 19.5% investment. The balance is also included in Accounts Receivable – related party at December 31, 2005.

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of approximately $34,900 and $34,700 for the six months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, the interest due through October 15, 2005 of approximately $162,600 is in arrears. The note will be forgiven in the event of a change in control.

AONet

At December 31, 2005, AONet had the following related party transactions:

Accounts receivable - related party consists of $35,255 due from a minority shareholder for software services provided.

Accounts payable - related party consists of a payable to the same minority shareholder in the amount of approximately $54,700 for reimbursement of telecommunications charges and approximately $174,100 remaining liability balance on the purchase of the operating division during 2004, (prior to MSGI's acquisition date), and approximately $130,300 due to the minority shareholder for reimbursement for payments made for the acquisition of the data center. There is also approximately $223,800 due to a Company related to a minority shareholder for a compensation agreement and approximately $37,300, in aggregate, due to two minority shareholders by way of a trust for 2005 compensation.

The Company had expenses of approximately $85,300 paid to related parties for the six months ended December 31, 2005, mainly for compensation to the above related parties.

15. SEGMENT INFORMATION

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” segment information is being reported consistent with the Company's method of internal reporting. The Company believes it has two reporting segments. The Company has two product and service lines (security technologies and data center technologies). The security technologies product and service line, which includes Innalogic and FDA is a new and emerging business and, as such, has limited revenue earnings to report. The data center technologies product and services line, which includes AONet and MSGI Italia, is a new business emerging from an historical bankruptcy and, as such, has limited revenue earnings to report.

Financial information relating to the three month period ended December 31, 2005 continuing operations by business segment is as follows:

Security Technologies	Data Center Technologies	Corporate	Total

Net revenues	$10,000	$787,217	$-	$797,217

Gross profit	$5,801	$138,907	$-	$144,708

Selling, general & administrative	$ 368,546	$312,745	$ 1,266,503	$1,947,794

Depreciation and amortization	$35,012	$75,432	$2,232	$112,676

Loss from operations	$(397,757)	$(249,272)	$ (1,268,734)	$ (1,915,763)

Capital expenditures	$21,312	$(16,309)	$12,671	$17,674

Financial information relating to the six month period ended December 31, 2005 continuing operations by business segment is as follows:

Security Technologies	Data Center Technologies	Corporate	Total

Net revenues	$ 126,830	$1,406,669	$-	$1,533,499

Gross profit	$88,508	$269,761	$-	$358,269

Selling, general & administrative	$ 808,722	$690,351	$ 2,452,869	$3,951,942

Depreciation and amortization	$68,577	$164,670	$4,464	$237,711

Loss from operations	$(788,791)	$(585,261)	$ (2,457,333)	$ (3,831,385)

Segment assets	$ 506,019	$6,292,757	$ 5,943,656 (1)	$ 12,742,432

Capital expenditures	21,312	(16,309)	$29,089	$34.092

(1)	Principally the investment in Excelsa S.p.A. and other related party note receivable.

The Company's continuing operations activity during the period ended December 31, 2004 were from the corporate functions and the Securities Technology business alone; therefore detail by segment is not presented for this period.

Geographic Information

Geographic sales based on customer location were as follows:

Six Months ended December 31,
2005	2004

United States	$76,080	$ 150,000
Europe	1,457,419	-
	$ 1,533,499	$ 150,000

Net property, plant and equipment by geographical area was as follows:

December 31, 2005	June 30, 2005

United States	$238,780	$211,943
Europe	1,753,109	1,924,247
	$1,991,889	$2,136,190
16.	FORMATION OF NEW SUBDISIARY

On November 1, 2005, the Company formed a new wholly-owned subsidiary MSGI Italia SrL which will function as the holding company for all business units in Italy. MSGI Italia SrL will provide oversight for the operations of the AONet International subsidiary and the minority interest investment in Excelsa. MSGI Italia has been incorporated and registered in Italy and the Company has provided initial cash funding of approximately $15,000. There has been no other activity within this Company for the period ended December 31, 2005. MSGI Italia SrLhas been consolidated and are included in the Company’s consolidated financial statements as of December 31, 2005.

17. SUBSEQUENT EVENTS

During January 2006, the company closed a series of small bridge financings in anticipation of a material financing at its MSGI Italia subsidiary. On January 3, 2006 the Company closed a $300,000 bridge loan with an unrelated third party which has since been repaid in full. On January 19, 2006 the Company closed a $500,000 bridge loan, with the holders of the 8% convertible notes, which is due on April 19, 2006 in the amount of $600,000, which includes interest. The note is collateralized by a portion of the current holdings of MSGI common stock owned by the officer of the Company.. The Company is currently in negotiations with several independent parties in Italy regarding an equity investment in its MSGI Italia subsidiary. Such a financing, should it occur, is expected to close within 90 days.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding our near-term objectives and long-term strategies, expectations of short-term and long-term liquidity requirements and needs, statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,” “would,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology and telecommunication costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six month periods ended December 31, 2005 and 2004. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2005.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

FDA and MSGI Italia recognized no revenues during the periods ended December 31, 2005 and 2004.

Revenues derived from the operations of Innalogic, from the sale of equipment and the provision of supporting services if requested by the customer, are realized upon shipment or delivery of the product and/or upon the services being provided and completed.

Revenue from AONet is mainly service based, consisting principally of specific technical projects and maintenance activities and is either project specific or of a long-term service relationship (e.g., one year) in nature. Short-term projects are generally recognized at the end of the contract when the amounts are billed and the customer has accepted the delivered service.

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

Certain AONet contracts contain penalty clauses, such that if a customer breaks the agreement prior to its termination, AONet is eligible to bill a termination fee to the customer. Revenue on these billings is not recognized until the amounts are collected, as it is not generally considered probable at the time of billing that the full amount will be collected. Contracts do not have upfront or non-refundable payment features.

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

Goodwill and Intangible Assets:

Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company performs an annual impairment test to determine if there is any impairment of goodwill. The current goodwill of $3,108,471 resulted from the Company’s acquisition of AONet in June 2005. The Company has not yet performed an annual impairment test related to this amount since the acquisition was recent.

Intangible assets of approximately $287,000 were acquired during the period ended September 30, 2004 in connection with the acquisition of Innalogic. For the three and six months ended December 31, 2005, amortization expense of approximately $24,000 and $48,000, respectively, has been recognized and as of December 31, 2005 accumulated amortization of $131,030 has been realized associated with these intangible assets. Intangible assets of approximately $120,000 were acquired during the period ended June 30, 2005 in connection with the acquisition of AONet. For the three and six months ended December 31, 2005, amortization expense of approximately $2,000 and 5,000, respectively, has been recognized and as of December 31, 2005 accumulated amortization of $5,458 has been realized associated with these intangible assets.

Long-Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of intangible assets, deferred tax valuation allowance, valuation of stock options, fair value of net assets acquired, the allowance for doubtful accounts and the beneficial conversion calculation. Actual results could differ from those estimates.

Equity Based Compensation:

The accompanying financial position and results of operations for the Company have been prepared in accordance with SFAS 123R, “Share-Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black-Scholes method of valuation for share-based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight-line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

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

Recent Accounting Pronouncements:

We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the three months and six months ended December 31, 2005 was approximately $174,000 and $348,000, respectively, of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 7).

The Company adopted EITF No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” during the quarter ended September 30, 2005. The Company’s 8% Convertible Notes are convertible at the option of the holder into shares of the Company’s Common Stock once the common stock trades above $6.56 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. The adoption of this statement did not have any effect on earnings per share, since the Company had losses during the period and the effect of the conversion of the notes would have an antidilutive effect.

Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

In April 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. (“FDA”) for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. On July 1, 2005, MSGI and FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of FDA held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. These assets had minimal value and had been impaired and expensed on MSGI’s financial statements at June 30, 2005. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement. There were no sales transactions for the six months ended December 31, 2005 under this agreement.

In August 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1,000,000. Further subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic. In addition, the Company may issue, at its discretion, an aggregate of 50,000 options to purchase shares of common stock to the founding members of Innalogic, if certain pre-tax income targets are exceeded. The options will have an exercise price equal to the fair market value of the Company's common stock at the time of the grant of the options. The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction. On August 31, 2005 MSGI acquired an additional percentage of Innalogic LLC thereby providing MSGI with a 76% stake in the company. Pursuant to a ratchet provision included in the Amended and Restated Limited Liability Company Agreement, dated August 18, 2004 between

MSGI and the Innalogic LLC Members, MSGI was entitled to receive an additional stake in the LLC with no additional consideration effective August 31, 2005 due to the failure of certain financial targets being met.

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro, of which 600,000 Euro has been paid to date as of December 31, 2005 (100,000 Euro on May 17, 2005, 250,000 Euro on June 1, 2005 and 250,000 on October 2, 2005) and the remainder is payable in two equal installments of 250,000 Euro due on each of December 31, 2005 and March 31, 2006. The payment against the amount due on December 31, 2005 was made on January 13, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date. On December 28, 2005, the Company announced that it had agreed to acquire the remaining 49% interest in AONet International Srl one year ahead of schedule. Under the agreement, MSGI stated plans to increase its ownership in AONet International from 51% to 85% within the next 60 days after the announcement and intends to acquire the final 15% shortly thereafter.

On July 12, 2005, MSGI entered into a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, received an additional $500,000 in gross proceeds on August 4, 2005 upon filing of the registration statement relating to this offering, and received $500,000 in gross proceeds on September 10, 2005 upon the effectiveness of such registration statement. The Notes require repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005; the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. The Company also issued five-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share, which are exercisable at any time. The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2006 and January 11, 2009. In addition, the agent received a fee equal to 7% of the aggregate offering, in an amount of $210,000, which was recorded as part of the financing costs. Total financing cost recorded in connection with the Notes was $357,304 which is included in other assets on the balance sheet and is being amortized over the term of the Notes.

On November 1, 2005, the Company formed a new wholly-owned subsidiary MSGI Italia SrL which will function as the holding company for all business units in Italy. MSGI Italia SrL will provide oversight for the operations of the AONet International subsidiary and the minority interest investment in Excelsa. MSGI Italia has been incorporated and registered in Italy and the Company has provided initial cash funding of approximately $15,000. There has been no other activity within this Company for the period ended December 31, 2005. MSGI Italia SrLhas been consolidated and included in the Company’s consolidated financial statements as of December 31, 2005.

Results of Operations for the Three Months Ended December 31, 2005, Compared to the Three Months Ended December 31, 2004.

Revenues of approximately $797,000 have been reported for the three months ended December 31, 2005 (the “Current Period”). There were no corresponding revenues reported for the three months ended December 31, 2004 (the “Prior Period”). The increase in revenue can be directly attributed to data center technologies segment revenues of approximately $787,000 as a result of the recent acquisition of AONet. The revenues from domestic operations increased $10,000 compared to the Prior Period, due to the timing of when orders are received and shipped, and/or when support services are provided, which continues to be somewhat unpredictable for these emerging technologies. There was one revenue bearing transaction from domestic operations in the Current Period.

Costs of goods sold of approximately $653,000 have been reported in the Current Period. There were no corresponding costs reported in the Prior Period. Of the increase, approximately $648,000 is directly attributed costs associated with the data center technologies segment as a result of the recent acquisition of AONet.

The Company did not recognize any research and development costs in the Current Period in comparison to approximately $26,000 of research and development costs in the Prior Period. The costs realized in the Prior Period were the result of related activities in the Company’s majority owned subsidiary Future Developments America, Inc. As a result of a recent change in business operations, Future Developments America, Inc. no longer participates in research and development activities.

Salaries and benefits of approximately $0.5 million in the Current Period increased by approximately $0.1 million or 31% over salaries and benefits of approximately $0.4 million in the Prior Period. The increase is directly attributed to expenses associated with the data center technologies segment as a result of the recent acquisition of AONet and of the newly hired corporate management personnel responsible for supporting the Company’s European operations.

Non cash compensation expenses of approximately $0.5 million have been reported in the Current Period. There were no similar expenses in the Prior Period. The increase in expenses realized in the Current Period is attributable to the adoption of SFAS 123R as of July 1, 2005 which now requires employee stock compensation, including stock options, to be recorded at fair value instead of intrinsic value under the previous accounting method.

Selling, general and administrative expenses of approximately $0.9 million in the Current Period increased by approximately $0.3 million or 45% over comparable expenses of $0.6 million in the Prior Period. The increase is due primarily to increases in corporate marketing fees, consulting fees, accounting and audit fees, and travel expenses totaling approximately $0.3 million, as well as new expenses associated with the data center technologies segment resulting from the acquisition of AONet of approximately $0.2 million, offset by reductions in similar expenses in both FDA and Innalogic totaling approximately $0.2 million.

Depreciation and amortization expenses of approximately $113,000 in the Current Period increased by approximately $97,000 or 600% over expenses of approximately $16,000 in the Prior Period. The expenses in the Current Period are the direct result of the addition of depreciable fixed assets and amortizable intangible assets resulting from the acquisitions of Innalogic and AONet, as well as minor additions to fixed assets in the corporate operations.

Interest income of approximately $21,000 in the Current Period decreased by approximately $8,000 or 23% from interest income of approximately $28,000 in the Prior Period. The decrease is due primarily to the reduction in interest earning cash balances available during the Current Period compared to the same balances available during the Prior Period.

Interest expenses of approximately $348,000 in the Current Period increased by approximately $331,000 from other income of approximately $17,000 in the Prior Period. The increase is due primarily to an increase in interest expenses related to short term and long term borrowings by both the corporate office and the newly acquired AONet operations.

The net provision for income taxes of approximately $20,000 in the Current Period increased by approximately $17,000, over provisions of approximately $3,000 in the Prior Period. The increase is due to the provisions associated with the newly acquired AONet operations. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets. The Company files a separate tax return in Italy on an annual basis. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As a result of the above, loss from continuing operations of approximately $2.3 million in the Current Period increased by approximately $1.3 million over comparable loss from continuing operations of $1.0 million in the Prior Period.

The loss from discontinued operations of approximately $30,000 reported in the Prior Period was the result of trailing consulting expenses and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation.

As a result of the above, net loss of approximately $2.3 million in the Current Period increased by approximately $1.3 million over comparable net loss of approximately $1.0 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $48,000 in its calculation of net income (loss) available to common stockholders. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock.

As a result of the above, net loss attributable to common stockholders of approximately $2.3 million in the Current Period increased by approximately $1.3 million over comparable net loss of approximately $1.0 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2005, Compared to the Six Months Ended December 31, 2004.

The Company had revenue of approximately $1.5 million for the six months ended December 31, 2005 (the “Current Period”) compared to revenue of approximately $150,000 during the six months ended December 31, 2004 (the “Prior Period”). The increase in revenue can be directly attributed to data center technologies segment revenues of approximately $1.4 million as a result of the recent acquisition of AONet. Approximately $171,000 of the AONet revenue for the period was for a one-time sale of equipment, which is not part of AONet’s core revenue stream. There were no such revenues from AONet realized in the Prior Period. The revenues from domestic operations decreased $23,000 compared to the Prior Period, due to the timing of when orders are received and shipped, which continues to be somewhat unpredictable for these emerging technologies.

Costs of goods sold of approximately $1.2 million in the Current Period increased by approximately $1.2 million over costs of goods sold of approximately $32,000 in the Prior Period. Of the increase, approximately $1.1 million is directly attributed costs associated with the data center technologies segment as a result of the recent acquisition of AONet. Gross profit margins on domestic revenues remained relatively consistent compared to the Prior Period.

The Company did not recognize any research and development costs in the Current Period in comparison to approximately $75,000 of research and development costs in the Prior Period. The costs realized in the Prior Period were the result of related activities in the Company’s majority owned subsidiary Future Developments America, Inc. As a result of a recent change in business operations, Future Developments America, Inc. no longer participates in research and development activities.

Salaries and benefits of approximately $1.2 million in the Current Period increased by approximately $0.4 million or 59% over salaries and benefits of approximately $0.8 million in the Prior Period. Of the increase, approximately $0.3 million is directly attributed to expenses associated with the data center technologies segment as a result of the recent acquisition of AONet. The remaining balance of approximately $0.1 million is the result of newly hired corporate management personnel responsible supporting the Company’s European operations.

Non cash compensation expenses of approximately $0.9 million in the Current Period increased by approximately $0.7 million, or 350%, over similar expenses of approximately $0.2 million in the Prior Period. The increase in expenses realized in the Current Period is attributable to the adoption of SFAS 123R as of July 1, 2005 which now requires employee stock compensation, including stock options, to be recorded at fair value instead of intrinsic value under the previous accounting method. The expenses realized in the Prior Period were the result of the fair market value of common shares issued to the founding members of Innalogic by MSGI as part of the acquisition of the original 51% membership in Innalogic.

Selling, general and administrative expenses of approximately $1.8 million in the Current Period increased by approximately $0.7 million or 64% over comparable expenses of $1.1 million in the Prior Period. The increase is due primarily to increases in corporate marketing fees, consulting fees, accounting and audit fees, and travel expenses totaling approximately $0.7 million, as well as new expenses associated with the data center technologies segment resulting from the acquisition of AONet of approximately $0.4 million, offset by reductions in similar expenses in both FDA and Innalogic totaling approximately $0.4 million.

Depreciation and amortization expenses of approximately $238,000 million in the Current Period increased by approximately $217,000 over similar expenses of approximately $21,000 in the Prior Period. The increased expenses in the Current Period are the direct result of the addition of depreciable fixed assets and amortizable intangible assets resulting from the acquisitions of Innalogic and AONet, as well as minor additions to fixed assets in the corporate operations.

The gain from termination of a lease of approximately $70,000 in the Prior Period was the result of the early termination of the lease for an abandoned property. A final settlement payment of approximately $175,000 was paid in order to terminate the lease early against accrued costs of approximately $245,000.

Interest income of approximately $50,000 in the Current Period increased by approximately $3,000 or 6% from interest income of approximately $47,000 in the Prior Period.

Interest expenses of approximately $563,000 in the Current Period increased by approximately $528,000 from other income of approximately $35,000 in the Prior Period. The increase is due primarily to an increase in interest expenses related to short term and long term borrowings by both the corporate office and the newly acquired AONet operations.

The net provision for income taxes of approximately $29,000 in the Current Period increased by approximately $23,000 over provisions of approximately $6,000 in the Prior Period. The increase is due to the provisions associated with the newly acquired AONet operations. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets. The Company files a separate tax return in Italy on an annual basis. The

Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As a result of the above, loss from continuing operations of approximately $4.3 million in the Current Period increased by approximately $2.5 million over comparable loss from continuing operations of $1.8 million in the Prior Period.

The loss from discontinued operations of approximately $70,000 in the Prior Period was the result of trailing consulting expenses and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation.

As a result of the above, net loss of approximately $4.4 million in the Current Period increased by approximately $2.6 million over comparable net loss of approximately $1.8 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $95,000 in its calculation of net income (loss) available to common stockholders. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock.

As a result of the above, net loss attributable to shareholders of approximately $4.5 million in the Current Period increased by approximately $2.7 million over comparable net loss of approximately $1.8 million in the Prior Period.

Capital Resources and Liquidity

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Our contractual obligations as of December 31, 2005 are summarized in the table below

Payments Due
(In thousands)
-------------------------------------------------------------------
Contractual Obligations	Total	Less than	1 - 3	4 - 5	More Than
		1 year	years	years	5 years

------------------------------------------------------ ------------ ---------------- ------------- -----------

Bank overdrafts	807	807
Operating leases (1)	2,192	594	1,370	228	--

Purchase obligations for AONet

acquisition - related party	917	917	--	--	--
Long-term debt	284	118	166	--	--
8% callable convertible notes	2,864	1,091	1,773	--	--
Note payable	250	250

(1) Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

(2) 8% Notes: The payments disclosed above represent principal payments only and does not include any interest payments which may be incurred.

Of such lease commitments, approximately $1.0 million is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

The Company's domestic operations do not have any debt related to credit facilities on its balance sheet as of December 31, 2005 or 2004.

The Company's majority owned subsidiary, AONet, is completely financed with short-term debt from Italian banks. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at December 31, 2005. (See Note 13). At December 31, 2005, AONet had overdrafts of approximately $806,000 from a total availability of approximately $804,000. A portion of these facilities are guaranteed by the former majority shareholder and/or managing director of AONet. On September 30, 2005, AONet paid approximately $168,000 of overdue withholding taxes relating to 2004 by increasing its overdraft facility with the bank for the same amount. The new bank debt is due within one year.

The Company is required to withhold income taxes from direct employees’ payroll and remit these amounts to the applicable governmental entity. The Company is also required to pay social security taxes, as well as withhold and remit the employee portion of these taxes. As of December 31, 2005, AONet had not paid social security taxes since May 2004 and Employee withholding taxes since January 2005, aggregating approximately $1.1 million. The accrued amounts also reflect an additional approximately $62,000 of penalties and interest, assessed based on the applicable rates used by the governmental entities for late payments. AOnet has approached the Italian Social Security department to discuss the fact that payments of employee withholdings are in arrears. No final determinations related to a possible payment plan or settlement has been reached, therefore, the full amount of the taxes withheld and the related interest and penalties has been recorded. These late payments were incurred prior to MSGI’s acquisition of AONet.

In June 2005, AONet, through its affiliate Nexo, exercised its option and purchased the data center for approximately $0.4 million. The data center has been recorded in the financial statements of AONet at its cost of approximately $0.4 million and a corresponding note payable has been booked. A formal asset valuation performed has valued the Data Center and the related leasehold improvements at approximately $2.8 million. The cost of the data center of approximately $0.4 million at December 31, 2005 is payable to Italtel S.p.A. in the amount of approximately $0.3 million and to Nexo srl, a minority shareholder, in the amount of approximately $0.1 million.

The Payment terms to Italtel S.p.A are as follows:

Payable for the Purchase of the Data Center	At December 31, 2005 (in thousands)

By March 15, 2006	118
By December 20, 2006	59
By December 20, 2007	59
By December 20, 2008	48
TOTAL	$284

Nexo srl, a minority shareholder, has given to Italtel in December 2005 a guarantee of Euro 140,000, or approximately $166,000, in the form of promissory notes, covering the long term part of the debt.

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet, a company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro (of which 600,000 Euro has been paid through December 31, 2005, 250,000 Euros in January 2006 and the remainder is payable in March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date. On December 28, 2005, the Company announced that it had agreed to acquire the remaining 49% interest in AONet International Srl.; one year ahead of schedule. Under the agreement, MSGI stated plans to increase its ownership in AONet International from 51% to 85% within the next 60 days after the announcement and intends to acquire the final 15% shortly thereafter.

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At December 31, 2005, the Company had cash and cash equivalents of approximately $0.1 million and a working capital deficit of approximately $7.0 million.

The Company recognized a net loss of approximately $4.3 million in the six months ended December 31, 2005. Cash used in operating activities during the same period was approximately $2.9 million. Cash used in operating activities principally resulted from our operating loss, increases in accounts receivable, notes receivable and accrued liabilities as well as increases in inventory and other assets totaling approximately $0.8 million offset by increases in accounts payable of approximately $0.7 million. Non-cash items aggregating approximately $1.5 million have been adjusted from the net loss from operations. Cash used in operating activities in the Prior Period was approximately $2.4 million.

During the six months ended December 31, 2005, net cash of approximately $72,000 was used in investing activities consisting primarily of purchases of property and equipment and an increase in a related party note receivable. In the corresponding period ended December 31, 2004, approximately $2.0 million of cash was used in investing activities, consisting primarily of an investment in Excelsa of approximately $1.8 million.

During the six months ended December 31, 2005, net cash of approximately $2.9 million was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds from the issuance of 8% callable convertible notes receivable of approximately $2.7 million, an increase in net borrowings on bank overdraft facilities of approximately $0.3 million and an increase in notes payable of approximately $0.2 million, offset by an decrease in a other long term debt of approximately $0.1 million and repayment of the 8% convertible notes of approximately $0.1 million. In the corresponding period ended December 31, 2004, net cash of $6.8 million was provided by financing activities consisting primarily of proceeds from the issuance of common stock of approximately $3.8 million, proceeds from the issuance of preferred shares of approximately $2.8 million and proceeds from the exercise of certain stock options held by an independent third party of approximately $0.7 million offset by repayments in a related party note payable of approximately $0.5 million.

During the six months ended December 31, 2005 there was no cash used in any discontinued operations, while approximately $0.2 million was used by discontinued operations during the corresponding period of the prior year.

While the Company has limited capital resources and has incurred significant historical losses, negative working capital and negative cash flows from operations, it has most recently raised significant working capital through the issuance of 8% callable convertible notes (see Note 6.) In addition, the Company’s subsidiary, Innalogic, has begun to realize revenues and has a significant pipeline of potential revenue and profit generating projects. The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations for the purchase of its interests in AONet and payments under its callable secured convertible notes for the next twelve months. The Company also has significant past due liabilities to certain Italian authorities and vendors. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event will be required in order to meet the obligations for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2005, MSGI has liabilities due, through its Italian subsidiary AONet, to various vendors and creditors which are payable in Euros. There may be a risk to MSGI associated with volatility of currency exchange rates over time. MSGI has obtained certain debt instruments bearing fixed interest rates. There may be risk associated with the interest rates applied to these debt instruments, should the exchange rates drop significantly above or below the fixed price.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of December 31, 2005 were sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on October 12, 2005, certain material weaknesses were communicated to the Company by our independent registered public accounting firm. Although the Company acknowledges that certain weaknesses, as stated and identified, need to be addressed, it is our belief that the existence of such material weaknesses have not compromised our ability to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1394 are recorded, processed summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. The Company has taken initial actions, such as employing additional personnel on a consulting basis during the quarter, to help ensure that such material weaknesses are mitigated. The Company plans to address and rectify each of the stated material weaknesses as quickly as practical.

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.

(Registrant)

Date: February 14, 2006	By: /s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION

I, J. Jeremy Barbera, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-Q of MSGI Security Solutions, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: February 14, 2006	By: /s/ J. Jeremy Barbera
J. Jeremy Barbera

Chairman of the Board and Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Richard J. Mitchell III, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this quarterly report on Form 10-Q of MSGI Security Solutions, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

(4) The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Intentionally omitted.

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial data; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated: February 14, 2006	By: /s/ Richard J. Mitchell III
Richard J. Mitchell III

Chief Accounting Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U. S. C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2006	By: /s/ J. Jeremy Barbera
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

CERTIFICATION PURSUANT TO

18 U. S. C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: February 14, 2006	By: /s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)

This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.