Form 10-Q
period 2006-03-31
MSGI SECURITY SOLUTIONS, INC
filed 2006-05-22
CIK 14280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 19, 2006 there were 3,922,287 shares of the Issuer’s Common Stock, par value $.01 per shares outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

FORM 10-Q REPORT

MARCH 31, 2006

PART I - FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of
March 31, 2006 (unaudited) and June 30, 2005	3

Condensed Consolidated Statements of Operations for the
three and nine months ended March 31, 2006 and 2005 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the
nine months ended March 31, 2006 and 2005 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6-18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	19-31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4.	Controls and Procedures.	32

PART II- OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES	34

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2006	June 30, 2005
ASSETS	(Unaudited)	(1)
Current assets:
Cash and cash equivalents	$ 94,851	$ 118,465
Accounts receivable, net of allowances of $341,300
and $215,700 respectively	864,203	838,139
Note receivable - trade	60,972	-
Accounts receivable - related party in Italy	73,234	61,456
Inventory	76,030	49,781
Other current assets	206,179	238,139
Total current assets	1,375,469	1,305,980

Investment in Excelsa, S.p.A.	4,066,192	4,063,077

Goodwill	3,108,471	3,108,471
Intangible assets, net	244,900	323,739
Property and equipment, net	1,942,323	2,136,190
Note receivable trades - net of current portion	110,599	-
Related party note receivable	1,192,007	1,139,687
Other assets, prinicipally deferred financing costs and license, net	1,077,663	21,651
Total assets	$ 13,117,624	$ 12,098,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	$ 834,206	$ 544,799
8% Convertible Note, net of debt discount of $1,112,725	1,478,186	-
Accounts payable - trade	2,056,223	1,205,490
Accounts payable - related party in Italy	499,502	538,906
Accrued expenses and other current liabilities	4,345,375	3,439,704
Note payable	1,320,841	-
Deferred revenue	39,332
Current portion of long-term liabilities	422,660	241,320
Total current liabilities	10,996,325	5,970,219
Long-term debt, net of current portion	-	180,990
Other liabilities	945,206	1,066,881
Total liabilities	11,941,531	7,218,090
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
9,844.8 shares of Series F issued and outstanding (liquidation preference $3,408,429 and $3,266,535, respectively, at
March 31, 2006 and June 30, 2005	98	98
Common stock - $.01 par value; 9,375,000 shares authorized;
3,915,540 shares issued; 3,897,878 shares outstanding as of
March 31, 2006 and 3,849,540 shares issued; 3.831,878
shares outstanding as of June 30, 2005	39,155	38,495
Additional paid-in capital	235,904,303	233,344,128
Deferred compensation	-	(1,301,974)
Accumulated deficit	(233,397,352)	(225,835,306)
Accumulated other comprehensive income	23,599	28,974
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity	1,176,093	4,880,705
Total liabilities and stockholders’ equity	$ 13,117,624	$ 12,098,795

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2005.
See Notes to Condensed Consolidated Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

Three Months Ended	Nine Months Ended
March 31,	March 31,
2006	2005	2006	2005
Revenues	$ 399,586	$ 346,500	$ 1,882,335	$ 496,500
Revenues – related party	-	-	50,750	-
Total revenue	399,586	346,500	1,933,085	496,500

Cost of goods sold	575,370	130,354	1,750,600	162,808

Gross Profit	(175,784)	216,146	182,485	333,692

Operating costs and expenses:
Research and develoment	-	65,155	-	140,339
Salaries and benefits	938,672	482,694	2,138,653	1,238,951
Non cash compensation	412,952	1,241,585	1,350,879	1,477,471
Selling, general and administrative	1,009,881	569,943	2,823,916	1,685,353
Depreciation and amortization	129,786	60,236	367,497	81,158
Gain on termination of lease	-	-	-	(70,300)
Total operating costs and expenses	2,491,291	2,419,613	6,680,945	4,552,972
Loss from operations	(2,667,075)	(2,203,467)	(6,498,460)	(4,219,280)

Other income (expense):
Interest income	54,347	30,790	103,910	77,540
Interest expense	(566,885)	(17,305)	(1,130,188)	(51,947)
Other income	2,619	-	11,389	-
Total other income (expense)	(509,919)	13,485	(1,014,889)	25,593

Minority interests in subsidiaries	-	-	-	255,517

Loss from continuing operations
before provision for income taxes	(3,176,994)	(2,189,982)	(7,513,349)	(3,938,170)
Provision for income taxes	19,810	3,000	48,697	9,000
Loss from continuing operations	(3,196,804)	(2,192,982)	(7,562,046)	(3,947,170)
Discontinued operations:
Loss from discontinued operations	-	(20,641)	-	(90,745)

Net loss	(3,196,804)	(2,213,623)	(7,562,046)	(4,037,915)

Undeclared dividends on preferred stock	(46,609)	(70,027)	(141,896)	(70,027)
Net loss attributable to
common stockholders	$(3,243,413)	$(2,283,650)	$(7,703,942)	$(4,107,942)

Basic and diluted earnings (loss) per share attributable
to common shareholders:
Continuing operations	$ (0.84)	$ (0.61)	$ (2.01)	$ (1.19)
Discontinued operations	-	-	-	(0.03)
Basic and diluted earnings (loss) per share	$ (0.84)	$ (0.61)	$ (2.01)	$ (1.22)

Weighted average common shares outstanding
Basic and diluted	3,854,611	3,731,878	3,839,654	3,364,766
See Notes to Condensed Consolidated Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005
(unaudited)
2006	2005
Operating activities:
Net loss	(7,562,046)	(4,037,915)
Loss from discontinued operations	-	90,745
Loss from continuing operations	(7,562,046)	(3,947,170)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bed debt expense	125,590	-
Depreciation	290,658	81,158
Amortization	78,839	-
Amortization of deferred financing costs	132,598	-
Non cash compensation	1,350,879	1,477,471
Non cash interest expense	394,179	-
Gain from termination of lease	-	(70,300)
Minority interest in subsidiary	-	(255,517)
Changes in assets and liabilities:
Accounts receivable	(151,654)	-
Accounts receivable - related party	(11,778)	-
Inventory	(26,249)	(264,352)
Other current assets	31,960	(104,780)
Note receivable	(171,571)	-
Other assets	(15,969)	(7,000)
Deferred revenue	39,332	-
Accounts payable - trade	850,733	364,709
Accounts payable - related party	(39,404)	-
Accrued expenses and other liabilities	1,059,834	(330,334)
Net cash used in operating activities of continuing operations	(3,624,069)	(3,056,115)
Net cash used in operating activites of discontinued operations	-	(221,487)
Net cash used in operating activities of continuing operations	(3,624,069)	(3,277,602)

Investing activities:
Investment in Excelsa	(3,115)	(3,996,695)
Increase in related party note receivable	(52,320)	(52,247)
License agreements	(500,000)	-
Purchases of property and equipment	(96,791)	(234,962)
Net cash used in investing activities	(652,226)	(4,283,904)

Financing activities:
Proceeds from issuance of preferred shares, net of issuance costs	-	2,746,819
Proceeds from issuance of common stock, net of issuance costs	-	3,816,669
Proceeds from the issuance of 8% convertible notes	3,000,000	-
Deferred financing costs	(439,473)	-
Payments on 8% convertible notes	(136,364)	-
Costs in connection with registration of stock	(5,099)	-
Proceeds from exercise of stock options	-	720,000
Proceeds from notes payable	1,849,585	-
Repayment of notes payable	(300,000)
Repayment of related party note payable	-	(500,000)
Net borrowings on bank overdraft facilities - Italy	289,407	-
Net cash provided by financing activities of continuing operations	4,258,056	6,783,488

Foreign currency adjustments	(5,375)	-

Net increase (decrease) in cash and cash equivalents	(23,614)	(778,018)
Cash and cash equivalents at beginning of period	118,465	2,548,598
Cash and cash equivalents at end of period	$ 94,851	$1,770,580

See Notes to Condensed Consolidated Financial Statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006	June 30, 2005
(Unaudited)	(1)

ASSETS

Current assets:

Cash and cash equivalents	$94,851	$118,465
Accounts receivable, net of allowances of $341,300
and $215,700 respectively	864,203	838,139
Note receivable - trade	60,972	-
Accounts receivable - related party in Italy	73,234	61,456
Inventory	76,030	49,781
Other current assets	206,179	238,139
Total current assets	1,375,469	1,305,980
Investment in Excelsa, S.p.A.	4,066,192	4,063,077
Goodwill	3,108,471	3,108,471
Intangible assets, net	244,900	323,739
Property and equipment, net	1,942,323	2,136,190
Note receivable trade - net of current portion	110,599	-
Related party note receivable	1,192,007	1,139,687
Other assets, principally deferred financing costs and license, net	1,077,663	21,651
Total assets	$ 13,117,624	$ 12,098,795

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Bank overdraft	$ 834,206	$544,799
8% Convertible Note, net of debt discount of $1,112,725	1,478,186	-
Accounts payable - trade	2,056,223	1,205,490
Accounts payable - related party in Italy	499,502	538,906
Accrued expenses and other current liabilities	4,345,375	3,439,704
Notes payable	1,320,841	-
Deferred revenue	39,332	-
Current portion of long-term liabilities	422,660	241,320
Total current liabilities	10,996,325	5,970,219
Long-term debt, net of current portion	-	180,990
Other liabilities	945,206	1,066,881
Total liabilities	11,941,531	7,218,090

Commitments and contingencies

Stockholders’ equity:

Convertible preferred stock - $.01 par value; 18,750 shares authorized;
9,844.8 shares of Series F issued and outstanding (liquidation preference of $3,408,429 and $3,266,535 at
March 31, 2006 and June 30, 2005, respectively	98	98
Common stock - $.01 par value; 9,375,000 shares authorized;
3,915,540 shares issued; 3,897,878 shares outstanding as of
March 31, 2006 and 3,849,540 shares issued; 3,831,878
shares outstanding as of June 30, 2005	39,155	38,495
Additional paid-in capital	235,904,303	233,344,128
Deferred compensation	-	(1,301,974)
Accumulated deficit	(233,397,352)	(225,835,306)
Accumulated other comprehensive income	23,599	28,974
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity	1,176,093	4,880,705
Total liabilities and stockholders’ equity	$ 13,117,624	$ 12,098,795

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2005.

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2006 and 2005

(Unaudited)

Three Months Ended	Nine Months Ended
March 31,		March 31,
2006	2005	2006	2005

Revenues	$ 399,586	$ 346,500	$1,882,335	$ 496,500
Revenues – related party	-	-	50,750	-
Total revenue	399,586	346,500	1,933,085	496,500

Cost of goods sold	575,370	130,354	1,750,600	162,808

Gross Profit / (Loss)	(175,784)	216,146	182,485	333,692

Operating costs and expenses:

Research and development	-	65,155	-	140.339
Salaries and benefits	938,672	482,694	2,138,653	1,238,951
Non cash compensation	412,952	1,241,585	1,350,879	1,477,471
Selling, general and administrative	1,009,881	569,943	2,823,916	1,685,353
Depreciation and amortization	129,786	60,236	367,497	81,158
Gain on termination of lease	-	-	-	(70,300)
Total operating costs and expenses	2,491,291	2,419,613	6,680,945	4,552,972
Loss from operations	(2,667,075)	(2,203,467)	(6,498,460)	(4,219,280)

Other income (expense):

Interest income, related party	54,347	30,790	103,910	77,540
Interest expense	(566,885)	(17,305)	(1,130,188)	(51,947)
Other income	2,619	-	11,389	-
Total other income (expense)	(509,919)	13,485	(1,014,889)	25,593
Minority interests in subsidiaries	-	-	-	255,517

Loss from continuing operations

before provision for income taxes	(3,176,994)	(2,189,982)	(7,513,349)	(3,938,170)

Provision for income taxes 19,810 3,000 48,697 9,000

Loss from continuing operations	(3,196,804)	(2,192,982)	(7,562,046)	(3,947,170)
Discontinued operations:
Loss from discontinued operations	-	(20,641)	-	(90,745)

Net loss	(3,196,804)	(2,213,623)	(7,562,046)	(4,037,915)

Undeclared dividends on preferred stock	(46,609)	(70,027)	(141,896)	(70,027)

Net loss attributable to

common stockholders	$ (3,243,413)	$ (2,283,650)	$ (7,703,942) $(4,107,942)

Basic and diluted loss per share attributable

to common stockholders:

Continuing operations	$ (0.84)	$ (0.61)	$ (2.01)	$ (1.19)
Discontinued operations	-	(	-)	-	(0.03)
Basic and diluted loss per share	$ (0.84)	$ (0.61)	$ (2.01)		$ (1.22)

Weighted average common shares outstanding

Basic and diluted	3,854,611	3,731,878	3,839,354	3,364,766

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

2006	2005

Operating activities:

Net loss	$ (7,562,046)	$ (4,037,915)
Loss from discontinued operations	-	90,745
Loss from continuing operations	(7,562,046)	(3,947,170)
Adjustments to reconcile net loss to net cash used in
operating activities:
Bad debt expense	125,590	-
Depreciation	290,658	81,158
Amortization	78,839	-
Amortization of deferred financing costs	132,598	-
Non cash compensation	1,350,879	1,477,471
Non cash interest expense	394,179	-
Gain from termination of lease	-	(70,300)
Minority interest in subsidiary	-	(255,517)
Changes in assets and liabilities:
Accounts receivable	(151,654)	-
Accounts receivable - related party	(11,778)	-
Inventory	(26,249)	(264,352)
Other current assets	31,960	(104,780)
Note receivable - trade	(171,571)	-
Other assets	(15,969)	(7,000)
Deferred revenue	39,332	-
Accounts payable - trade	850,733	364,709
Accounts payable - related party	(39,404)	-
Accrued expenses and other liabilities	1,059,834	(330,334)
Net cash used in operating activities of continuing operations	(3,624,069)	(3,056,115)
Net cash used in operating activities of discontinued operations	-	(221,487)
Net cash used in operating activities	(3,624,069)	(3,277,602)

Investing activities:

Investment in Excelsa	(3,115)	(3,996,695)
Increase in related party note receivable	(52,320)	(52,247)
License agreements	(500,000)	-
Purchases of property and equipment	(96,791)	(234,962)
Net cash used in investing activities of continuing operations	(652,226)	(4,283,904)

Financing activities:

Proceeds from issuance of preferred shares, net of issuance costs	-	2,746,819
Proceeds from issuance of common stock, net of issuance costs	-	3,816,669
Proceeds from the issuance of 8% convertible notes	3,000,000	-
Deferred financing costs	(439,473)	-
Payments on 8% convertible notes	(136,364)	-
Costs in connection with registration of stock	(5,099)	-
Proceeds from exercise of stock options	-	720,000
Proceeds from notes payable	1,849,585	-
Repayment of notes payable	(300,000)
Repayment of related party note payable	-	(500,000)
Net borrowings on bank overdraft facilities	289,407	-
Net cash provided by financing activities of continuing operations	4,258,056	6,783,488
Foreign currency translation adjustments	(5,375)	-
Net increase (decrease) in cash and cash equivalents	(23,614)	(778,018)

Cash and cash equivalents at beginning of period	118,465	2,548,598
Cash and cash equivalents at end of period	$94,851	$ 1,770,580

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”), Innalogic, LLC (“Innalogic”), AONet International S.r.L. (“AONet”) and MSGI Italia, S.r.L. (“MSGI Italia”) (collectively "MSGI" or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K, as amended, for the fiscal year ended June 30, 2005 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month and nine-month periods ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2006. Certain reclassifications have been made in the fiscal 2005 financial statements to conform to the fiscal 2006 presentation.

Liquidity:

The Company has limited capital resources and has incurred significant historical losses, negative working capital and negative cash flows from operations all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations for the purchase of its interests in AONet and payments under its callable secured convertible notes and promissory notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event will be required in order to meet the obligations for the next twelve months. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement (see Note 6). The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. In January 2006, this Agreement was further amended with a Letter Agreement in conjunction with additional short-tem notes the Company entered into with the same investors (see below), which allows the Company to meet its payment obligations under the terms of the Callable Secured Convertible Notes for the months of January, February and March 2006 by issuing 22,000 shares of the Company’s common stock per month, due on the last day of each month. The Letter Agreement also allows for the issuance of 9,000 shares of the Company’s common stock as a partial payment against the obligation due for the Callable Secured Convertible Notes for the month of April 2006. As of March 31, 2006, the Company issued 66,000 shares of its common stock per the terms of the Letter Agreement. See Note 6 for further details.

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of March 31, 2006. See Note 7 for further details.

During January 2006, the Company entered into a short-term note in the amount of $300,000. This loan bore interest at a rate of 12%. The annual interest amount was due in full even if early payment of principal. The entire principal and interest of $36,000 was paid in full on January 24, 2006. See Note 7 for further details.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the Callable Secured Convertible Notes. The short-term notes have an aggregate principal amount of $500,000. The loans bear interest at a rate of 20% through April 19, 2006 and has an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. See Notes 6 and 7 for further details.

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The warrants carry an exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. Placement fees in the amount of $73,133 were paid to VFinance Investments, Inc. as placement agent. Escrow agent fees in the amount of $20,000 were paid to Kreiger & Prager LLP as escrow agent. Other closing fees in the amount of $6,090 and finders fees of $40,000 were also paid. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company’s common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50,a term of 5 years and may be exercised 65 days after the date of issuance. See Note 7 for further details.

2. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the three months and nine months ended March 31, 2006 was approximately $118,000 and $466,000, respectively, of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 7).

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

3. SUMMARY OF SIGNIFICANT POLICIES

The accounting policies of the Company are contained in the June 30, 2005 Form 10-K/A. Aside from the adoption of SFAS 123R, there were no significant changes to the accounting polices during the nine months ended March 31, 2006. The following are the more significant policies.

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

Deferred Financing Costs

Deferred financing costs are amortized over the term of its associated debt instrument.

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

FDA and MSGI Italia currently do not have any revenue transactions. Innalogic recognizes sales of its product upon shipment if the above criteria have been met. In some instances, clients may be billed per certain contractual milestones. In such instances, revenue is deferred until such time as the above criteria are met.

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

Income Taxes:

The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Management has established a full valuation allowance on deferred taxes as of March 31, 2006 and for the past several years. AONet files a separate tax return in Italy on an annual basis.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of goodwill and intangible assets, deferred tax valuation allowance, valuation of stock options, warrants and beneficial conversion features, fair value of net assets acquired and the allowance for doubtful accounts. Actual results could differ from those estimates.

Foreign Currency Transactions:

Assets and liabilities of our European subsidiary, whose functional currency is the Euro, are translated at the prevailing rate at the balance sheet date and revenues and expenses are translated at the average exchange rates prevailing during the period. Gains and losses are recognized in other income as incurred.

Unrealized gains or losses are reported as accumulated other comprehensive income within stockholders equity.

4. EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding - basic and diluted for the periods ending March 31, 2006 and 2005:

2006		2005
Three Months	Nine Months	Three Months Nine Months

Weighted average common shares outstanding - basic	3,854,611	3,839,345	3,731,878	3,364,766
Common stock equivalents for options and warrants	-	-	-	-
Weighted average common shares outstanding- diluted	3,854,611	3,839,345	3,731,878	3,364,766

Stock options and warrants in the amount of 2,098,731 and 1,538,713 shares, preferred stock convertible into 461,538 and 0 shares and 8% convertible notes convertible into 609,756 and 0 shares outstanding at March 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings (loss) per share attributable to common stockholders, as they are anti-dilutive as a result of net losses for the three and nine months ended March 31, 2006 and 2005.

5. OTHER ASSETS

Other assets as of March 31, 2006 included the following:

Domestic Operations		Italy	Totals
Deferred financing costs, net	$540,044	-	$540,044
Deposit on licensing contract	500,000	-	500,000
Deposits	28,700	8,919	37,619
$1,068,744	$8,919		$1,077,633

The Company incurred deferred financing costs of $357,304 in connection with the issuance of the 8% callable convertible notes (see Note 6). These costs are being amortized over three years, the term of the Note. Amortization expense was $29,775 and $89,326 for the three and nine months ended March 31, 2006, respectively.

The Company incurred deferred financing costs of $315,337 in connection with the issuance of promissory notes in February and March of 2006 (see Note 7). These costs are being amortized over one year, the term of the notes. Amortization expense was $43,272 for the three and nine months ended March 31, 2006, respectively.

Deposits on licensing contracts are not yet amortized as full installation, deployment and beneficial use of the licensed technology, resulting in revenue generating business activities, has not yet begun.

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

The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Aggregate monthly principal payments under all three installments of the notes equal approximately $90,900 per month.

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

The Notes are secured by a first lien on all Company assets. The Note agreement provides the Company with the option to call the loan and prepay the remaining balance due. If the loan is called early, the Company will be required to pay 125% of the outstanding principal and interest as long as the common stock of the Company is at $6.00 or less. If the stock is higher than $6.00 when the Company exercises the call option, then the amount owed is based upon a calculation, as defined in the agreement, using the average daily price. If in any month a default occurs, the note shall become immediately due and payable at 130% of the outstanding principal and interest. No defaults or calls were made on the Note through March 31, 2006. The Company also issued five-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share, which are exercisable at any time.

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

The Company recorded a discount to the note payable of $1,471,169, of which $404,792 represented the discount allocated to the warrants and $1,066,377 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year term of the note. Interest expense for the three and nine months ended March 31, 2006 in connection with the note discount was approximately $122,600 and $358,400, respectively. Should the notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The Company made the first scheduled payment on the Note on November 3, 2005 in the amount of $109,702 and the second scheduled payment on December 1, 2005 in the amount of $101,551, both of which represented principal and interest owed and both of which were paid in cash.

On January 19, 2006, the Company entered into a letter agreement modification with the investors, by which the investors agreed to waive certain requirements under the 2005 Notes, as amended, thus allowing the Company to issue shares of common stock to the investors in order to satisfy the Company’s payment obligations for the payments due in the month’s of January, February and March 2006. The modification also allowed for the Company to issue shares of common stock in order to satisfy partial payment against the Company’s payment obligation for the month of April 2006. On January 31, February 28, and March 31, 2006, the Company issued 22,000 shares of its common stock, for an aggregate total of 66,000 shares, to the investors in order to satisfy the payment obligations for those respective months. As a result of the issuance of common shares with a fair value at the date of issuance of an amount less than the aggregate principal and interest due in full satisfaction of the amounts owed for such months, the Company reduced its interest expense for such period by the incremental benefit. In addition, as a result of the payments of stock, no coupon interest expense was realized for the three months ended March 31, 2006. Interest expense for the three and nine months ended March 31, 2006 was $0 and $103,333, respectively, exclusive of the discount and beneficial conversion features.

7. SHORT-TERM NOTES PAYABLE

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note of $25,000 has been fully accrued as of March 31, 2006.

On January 3, 2006 the Company entered into a $300,000 bridge loan with an unrelated third party, which has since been repaid in full. The loan bore interest at a rate of 12% and the annual interest amount was due in full even though the loan was repaid early. The Company incurred interest expense of $36,000 for the three months ended March 31, 2006.

On January 19, 2006 the Company entered into new promissory note agreements with the investors that also hold the 8% Callable Secured Convertible Notes. The new promissory notes provided proceeds totaling $500,000 to the Company. The notes are due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. As of May 22, 2006, this note has not yet been repaid.

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The warrants carry an exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance.

The placement agent received five-year warrants for the purchase of 73,134 shares of the Company's common stock, at an exercise price of $6.50 per share exercisable 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs. Placement fees in the amount of $73,133 were paid to VFinance Investments, Inc. as placement agent. Escrow agent fees in the amount of $20,000 were paid to Kreiger & Prager LLP as escrow agent. Other closing fees in the amount of $6,090 were also paid. Total financing cost recorded in connection with the Notes was $315,337 which is included in other assets on the balance sheet and is being amortized over the term of the Notes (see Note 5).

The Company recorded a discount to the note payable of $576,265 which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the one-year term of the note. Interest expense for the three months ended March 31, 2006 in connection with this note discount was approximately $72,000. Should the notes be paid prior to the payment terms, the amortization of the discount will be accelerated.

8. STOCK BASED COMPENSATION

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

In connection with the adoption and provisions of SFAS 123R, the Company reversed the deferred compensation balance of $1,301,974, resulting from the application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid-in capital. This expense is now superseded by the SFAS 123R expense, which will be recorded over the remaining vesting period of the stock options. The expense for the three and nine months ended March 31, 2006 was $412,952 and $1,350,879, respectively.

The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and nine months ended March 31, 2005:

	March 31, 2005
	Three Months	Nine Months
Net loss attributable to common stockholders:
as reported	$ (2,283,650)	$ (4,107,942)
Add: Stock-based employee compensation recorded	1,241,585	1,241,585
Subtotal	(1,402,065)	(2,866,357)

Less: Stock based employee compensation expense

determined under the fair value method for all awards	(1,416,089)	(1,508,620)

Pro forma net loss attributable to common stockholders	$ (2,458,154)	$ (4,374,977)

Basic and diluted net loss per common share:
As reported	$(0.61)	$(1.22)

Pro forma	$(0.66)	$(1.30)

There were no stock options granted, exercised or forfeited during the nine months ended March 31, 2006. As of March 31, 2006, 560,000 options are outstanding, of which 350,166 options are exercisable. The weighted average exercise price of all outstanding options is $2.43. As of March 31, 2006, the Company has 1,538,731 warrants outstanding to purchase shares of common stock at prices ranging from $6.00 to $8.25, of which 880,535 warrants are currently exercisable.

9. DISCONTINUED OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices"). As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. Loss from discontinued operations of approximately $21,000 and $91,000 for the three and nine months ended March 31, 2005, respectively, are the result of trailing legal fees associated with certain legal settlements pertaining to the discontinued operation.

10. ACQUISITIONS

On July 1, 2005, MSGI and it's subsidiary Future Developments America, Inc. ("FDA") entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. These assets had minimal value and had been impaired and expensed on MSGI’s financial statements at June 30, 2005. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement. There were no sales transactions for the nine months ended March 31, 2006 under this agreement.

On August 31, 2005 MSGI acquired an additional percentage of Innalogic LLC, thereby providing MSGI with a 76% stake in the company. Pursuant to a ratchet provision included in the Amended and Restated Limited Liability Company Agreement, dated August 18, 2004 between MSGI and the Innalogic LLC Members, MSGI was entitled to receive an additional stake in the LLC with no additional consideration, effective August 31, 2005.

11. INVESTMENTS

MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa S.p.A. ("Excelsa"), a corporation organized under the laws of the Republic of Italy. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method.

12. NOTES RECEIVABLE - TRADE

The Company issued a note receivable totaling approximately $189,000 which is due from a customer of AONet in connection with the sale of a computer system server during the nine months ended March 31, 2006. The note is non-interest bearing and is payable in 36 equal monthly installments. The Company applied Accounting Principles Bulletin No. 21 (“APB 21”) and discounted the future payments in relation to the note at AONet’s prevailing cost of capital of 6% and recorded approximately $25,000 of deferred interest income. The discounted note will be accreted over the life of the note and interest income will be realized with future payments. As of March 31, 2006, the balance receivable on the note is approximately $172,000. The discounted value of the note receivable has been classified into a current asset of approximately $61,000 and a long-term asset of approximately $111,000.

13. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets as of March

31, 2006 are as follows:

March 31, 2006
Gross Carrying	Accumulated
Amount	Amortization

Amortized intangible assets

Unpatented technology	$ 287,288	$ 154,971
Favorable lease	56,136	7,797

Unamortized intangible assets

Trade name	64,244	-

Totals	$ 407,668	$ 162,768

Amortization expense recorded for the nine months ended March 31, 2006 was $78,839. The estimated remaining amortization expense for the five succeeding years is as follows:

Fiscal Year	Amount
2006 (remaining three months)	$ 26,200
2007	105,100
2008	22,000
2009	9,400
2010	9,400
2011	8,600

14. BANK OVERDRAFT

The Company's majority owned subsidiary, AOnet, is completely financed with short-term debt from Italian banks denominated in Euros. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at March 31, 2006. At March 31, 2006, AONet borrowed approximately $834,200 under such facilities. The total facilities available to the Company as of March 31, 2006 were as follows:

	Weighted Average		Credit Available
Lines of Credit	Total Credit Facility	Interest Rate	at March 31, 2006

Advance on accounts receivable	$513,000	5.80%	$ 15,600
Overdraft facility	296,000	8.95%	(40,800)
Unsecured financing	39,600	6.00%	39,600

Total	$848,600	$ 14,400

Included in the overdraft facility, is a specific overdraft facility for approximately $168,000 at an interest rate of 10.25%, which expired on November 15, 2005. In December 2005 it was renewed through March 31, 2006. AONet is negotiating a new overdraft facility for approximately $360,000 to be received in May 2006.

The managing director of AONet (previously the controlling shareholder) has personally guaranteed the unsecured financing line of $39,600 and the former majority shareholder has personally guaranteed approximately $585,000 of the credit facilities.

15. RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2006, the Company, through its subsidiary Innalogic LLC, made a sale totaling approximately $50,000 of its wireless surveillance technology to Excelsa S.p.a., a related party in which MSGI has a 19.5% investment.

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The

Company recognized interest income of approximately $52,350 and $53,130 for the nine months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, the interest due through October 15, 2005 of approximately $180,050 is in arrears. The note will be forgiven in the event of a change in control.

AONet

At March 31, 2006, AONet had the following related party transactions:

Accounts receivable - related party consists of $73,234 due from a minority shareholder for software services provided.

Accounts payable - related party consists of a payable to the same minority shareholder in the amount of approximately $55,200 for reimbursement of telecommunications charges and approximately $176,400 remaining liability balance on the purchase of the operating division during 2004, (prior to MSGI's acquisition date), and approximately $422,700 note payable due to the minority shareholder for reimbursement for payments made for the acquisition of the data center. There is also approximately $230,600 due to a Company related to a minority shareholder for a compensation agreement and approximately $37,300, in aggregate, due to two minority shareholders by way of a trust for 2005 compensation.

The Company had expenses of approximately $243,900 paid to related parties for the nine months ended March 31, 2006, mainly for compensation to the above related parties and reimbursement of telecommunication costs

16. SEGMENT INFORMATION

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

Financial information relating to the three month period ended March 31, 2006 continuing operations by business segment is as follows:

Security Technologies	Data Center Technologies	Corporate	Total

Net revenues	$-	$399,586	$-	$399,586

Gross profit	$-	$(175,784)	$-	$(175,784)

Selling, general & administrative	$ 901,316	$295,758	$ 1,164,472	$2,361,546

Depreciation and amortization	$35,604	$91,950	$2,232	$129,786

Loss from operations	$(936,879)	$(563,491)	$ (1,166,705)	$ (2,667,075)

Capital expenditures	$28,054	$34,645	$-	$62,699

Financial information relating to the nine month period ended March 31, 2006 continuing operations by business segment is as follows:

Security Technologies	Data Center Technologies	Corporate	Total

Net revenues	$ 126,830	$1,806,255	$-	$1,933,085

Gross profit	$88,508	$93,977	$-	$182,485

Selling, general & administrative	$1,710,038	$986,109	$ 3,617,341	$6,313,488

Depreciation and amortization	$ 104,181	$256,620	$6,696	$367,497

Loss from operations	$(1,725,670)	$ (1,148,752)	$ (3,624,038)	$ (6,498,460)

Segment assets	$444,494	$6,121,538	$ 6,551,592 (1)	$ 13,117,624

Capital expenditures	49,366	18,336	$29,089	$96,791

The Company's continuing operations activity during the period ended March 31, 2005 were from the corporate functions and the Securities Technology business alone; therefore detail by segment is not presented for this period.

(1)	Principally the investment in Excelsa S.p.A. and other related party note receivable.

Geographic Information

Geographic sales based on customer location were as follows:

Nine Months ended March 31,
2006	2005

United States	$76,080	$ 496,500
Europe	1,857,005	-
	$ 1,933,085	$ 496,500

Net property, plant and equipment by geographical area were as follows:

March 31, 2006	June 30, 2005

United States	$247,547	$211,943
Europe	1,694,776	1,924,247
	$1,942,323	$2,136,190

17.	FORMATION OF NEW SUBDISIARY

On November 1, 2005, the Company formed a new wholly-owned subsidiary MSGI Italia SrL which will function as the holding company for all business units in Italy. MSGI Italia SrL will provide oversight for the operations of the AONet International subsidiary and the minority interest investment in Excelsa. MSGI Italia has been incorporated and registered in Italy and the Company has provided initial cash funding of approximately $15,000. There has been only minor business activity within this Company for the period ended March 31, 2006. MSGI Italia Srl financial results are included in the Company’s consolidated financial statements from date of formation.

18. SUBSEQUENT EVENTS

During April 2006 the Company entered into an agreement which set the terms for a stock purchase that would result in the Company acquiring an additional 34% interest in AONet International Srl, with an option to purchase the final 15% equity, for an aggregate total of approximately $960,000. The agreement calls for a payment of approximately $309,000 to be made on or before August 31, 2006 and a payment of approximately $309,000 to be made on or before November 30, 2006 for the acquisition of the additional 34% interest. A payment of approximately $342,000 would be made if the Company executes the option to acquire the final 15% equity. The agreement is contingent upon the Company satisfying the obligations under the initial Stock Purchase Agreement in full. The agreement also provided for an amendment to the original Stock Purchase Agreement which would allow for the final payment for the initial stock purchase to be deferred from the original due date of March 31, 2006 to April 30, 2006. On May 11, 2006, the agreement was amended to allow the final payment under the terms of the original Stock Purchase Agreement to be deferred to June 30, 2006. There is no accounting effect of the agreement during the period ended March 31, 2006.

On May 22, 2006, the Company has received a commitment letter from an International Technology firm strategically focused on Homeland Security to provide equity financing in a minimum amount of $3.0 million before June 30, 2006.  While MSGI is currently below the required Nasdaq threshold for Stockholders Equity the new financing will cause MSGI to regain compliance with such requirements.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine month periods ended March 31, 2006 and 2005. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2005.

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

FDA and MSGI Italia recognized no revenues during the periods ended March 31, 2006 and 2005.

Revenues derived from the operations of Innalogic, from the sale of equipment and the provision of supporting services if requested by the customer, are realized upon shipment or delivery of the product and/or upon the services being provided and completed. In some instances, clients may be billed per certain contractual milestones. In such instances, revenue is deferred until such time as the above criteria are met.

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

Goodwill and Intangible Assets:

Under Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets", goodwill is no longer amortized. The Company performs an annual impairment test to determine if there is any impairment of goodwill. The current goodwill of $3,108,471 resulted from the Company’s acquisition of AONet in June 2005. The Company has not yet performed an annual impairment test related to this amount since the acquisition was recent, however management believes that no impairment of this asset has occurred.

Intangible assets of approximately $287,000 were acquired during the period ended September 30, 2004 in connection with the acquisition of Innalogic. For the three and nine months ended March 31, 2006, amortization expense of approximately $24,000 and $72,000, respectively, has been recognized and as of March 31, 2006 accumulated amortization of $155,000 has been realized associated with these intangible assets. Intangible assets of approximately $120,000 were acquired during the period ended June 30, 2005 in connection with the acquisition of AONet. For the three and nine months ended March 31, 2006, amortization expense of approximately $2,000 and 7,000, respectively, has been recognized and as of March 31, 2006 accumulated amortization of $7,800 has been realized associated with these intangible assets.

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

Recent Accounting Pronouncements:

We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share-Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share-based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the three months and nine months ended March 31, 2006 was approximately $118,000 and $466,000, respectively, of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 8).

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

In April 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. (“FDA”) for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. On July 1, 2005, MSGI and FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the "Agreement") with Future Developments, Ltd. ("FDL"), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of FDA held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. The Agreement calls for a purchase price by virtue of an earn out payment of 15% of gross sales of any FDL products, less direct costs associated with such products, for sales of such products by either MSGI or FDA. The earn out payments are capped at a maximum payment of $1,000,000. Further subject to the terms and conditions of the Agreement, ownership of certain fixed assets and component parts inventory on the balance sheet of FDA is transferred to FDL as part of the purchase price. These assets had minimal value and had been impaired and expensed on MSGI’s financial statements at June 30, 2005. The Agreement also calls for royalty payments to be made by FDL to MSGI/FDA in the amount of 5% of net sales made to any government sector law enforcement, security or intelligence based customer in the United States for any and all sales of a certain transmitter product only made directly by FDL or through any subsidiary, affiliate, distributor, dealer or agent of FDL for a period of 18 months from the date of execution of the Agreement. There were no sales transactions for the nine months ended March 31, 2006 under this agreement.

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

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro, of which 850,000 Euro has been paid to date as of March 31, 2006and the remainder 250,000 Euro was payable on March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date. On December 28, 2005, the Company announced that it had agreed to acquire the remaining 49% interest in AONet International Srl one year ahead of schedule. Under the agreement, MSGI stated plans to increase its ownership in AONet International from 51% to 85% within the next 60 days after the announcement and intends to acquire the final 15% shortly thereafter. Pursuant to the December announcement, during April, 2006 the

Company entered into an agreement which set the terms for a stock purchase that would result in the Company acquiring an additional 34% interest in AONet International Srl, with an option to purchase the final 15% equity, for an aggregate total of approximately $960,000. The agreement calls for a payment of approximately $309,000 to be made on or before August 31, 2006 and a payment of approximately $309,000 to be made on or before November 30, 2006 for the acquisition of the additional 34% interest. A payment of approximately $342,000 would be made if the Company executes the option to acquire the final 15% equity. The agreement is contingent upon the Company satisfying the obligations under the initial Stock Purchase Agreement in full. The agreement also provided for an amendment to the original Stock Purchase Agreement which would allow for the final payment of the 250,000 Euro for the initial stock purchase to be deferred from the original due date of March 31, 2006 to April 30, 2006. On May 11, 2006, the agreement was amended to allow the final payment under the terms of the original Stock Purchase Agreement to be deferred to June 30, 2006, with an additional 50,000 Euro due. There is no accounting effect of these agreements during the period ended March 31, 2006.

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

On November 1, 2005, the Company formed a new wholly-owned subsidiary MSGI Italia SrL which will function as the holding company for all business units in Italy. MSGI Italia SrL will provide oversight for the operations of the AONet International subsidiary and the minority interest investment in Excelsa. MSGI Italia has been incorporated and registered in Italy and the Company has provided initial cash funding of approximately $15,000. There has been no significant activity within this Company for the period ended March 31, 2006. MSGI Italia Srl has been consolidated and included in the Company’s consolidated financial statements as of March 31, 2006.

On January 19, 2006 the Company entered into new promissory note agreements with the investors holding the 8% callable convertible notes. The new promissory notes provided proceeds totaling $500,000 to the Company. The notes are due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest.

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The warrants carry an exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance.

The placement agent received five-year warrants for the purchase of 73,134 shares of the Company's common stock, at an exercise price of $6.50 per share exercisable 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, the a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs. Placement fees in the amount of $73,133 were paid to VFinance Investments, Inc. as placement agent. Escrow agent fees in the amount of $20,000 were paid to Kreiger & Prager LLP as escrow agent. Other closing fees in the amount of $6,090 were also paid. Total financing cost recorded in connection with the Notes was $315,337 which is included in other assets on the balance sheet and is being amortized over the term of the Notes.

Results of Operations for the Three Months Ended March 31, 2006, Compared to the Three Months Ended March 31, 2005.

Revenues of $399,586 have been reported for the three months ended March 31, 2006 (the “Current Period”) which increased by $53,086 or 15% over corresponding revenues of $346,500 reported for the three months ended March 31, 2005 (the “Prior Period”). The increase in revenue can be directly attributed to data center technologies segment revenues of $399,586 as a result of the recent acquisition of AONet offset by a decrease of $346,500 attributable to domestic operations. The revenues from domestic operations decreased due to the timing of when orders are received and shipped, and/or when support services are provided, which continues to be somewhat unpredictable for these emerging technologies. There was no revenue bearing transactions from domestic operations in the Current Period.

Costs of goods sold of $575,370 reported in the Current Period increased by $445,016 or 341% over corresponding costs of $130,354 reported in the Prior Period. The increase approximately is directly attributed costs associated with the data center technologies segment as a result of the recent acquisition of AONet, offset by a reduction in similar costs associated with domestic operations. There was no cost of goods sold transactions associated with domestic operations in the Current Period. Many of the data center cost of goods sold are fixed salary and facility costs, and accordingly if the revenues are insufficient to cover the fixed costs, the result is a negative gross profit. Because AONet lost a major customer in the quarter ended March 31, 2006, the revenues were not sufficient to cover these costs.

The Company did not recognize any research and development costs in the Current Period in comparison to approximately $65,000 of research and development costs in the Prior Period. The costs realized in the Prior Period were the result of related activities in the Company’s majority owned subsidiary Future Developments America, Inc. As a result of a recent change in business operations, Future Developments America, Inc. no longer participates in research and development activities.

Salaries and benefits of approximately $0.9 million in the Current Period increased by approximately $0.4 million or 95% over salaries and benefits of approximately $0.5 million in the Prior Period. The increase is directly attributed to expenses associated with the data center technologies segment as a result of the recent acquisition of AONet and of the newly hired corporate management personnel responsible for supporting the Company’s European operations.

Non cash compensation expenses of approximately $0.4 million decreased by approximately $0.8 million or 67% from corresponding expenses of approximately $1.2 million in the Prior Period. Expenses realized in the Current Period are attributable to the adoption of SFAS 123R as of July 1, 2005 which now requires employee stock compensation, including stock options, to be recorded at fair value instead of intrinsic value under the previous accounting method. The Company recognized a non-cash employee compensation expenses of approximately $1.2 million in the Prior Period for the fair market value of stock options granted to certain employees and directors at an exercise price below market value at the measurement date and accounted for under APB No. 25 with guidance from FIN 44.

Selling, general and administrative expenses of approximately $1.0 million in the Current Period increased by approximately $0.4 million or 82% over comparable expenses of $0.6 million in the Prior Period. The increase is due primarily to increases in amortization of deferred financing costs, corporate marketing and investor relations fees, consulting fees, accounting and audit fees, and travel expenses totaling approximately $0.4 million, as well as new expenses associated with the data center technologies segment resulting from the acquisition of AONet of approximately $0.1 million, offset by reductions in similar expenses in FDA totaling approximately $0.1 million.

Depreciation and amortization expenses of approximately $130,000 in the Current Period increased by approximately $70,000 or 116% over expenses of approximately $60,000 in the Prior Period. The expenses in the Current Period are the direct result of the addition of depreciable fixed assets and amortizable intangible assets resulting from the acquisitions of Innalogic and AONet, as well as minor additions to fixed assets in the corporate operations.

Interest income of approximately $54,000 in the Current Period increased by approximately $23,000 or 77% over interest income of approximately $31,000 in the Prior Period. The increase is due primarily to the accretion of the discount of the note receivable relating to a unique AONet equipment sale. Interest expenses of approximately $567,000 in the Current Period increased by approximately $550,000 from interest expenses of approximately $17,000 in the Prior Period. The increase is due primarily to an increase in interest expenses related to short term and long term borrowings by both the corporate office and the newly acquired AONet operations, as well as approximately $158,000 of non-cash interest expense resulting from the accretion of debt discounts, beneficial conversion and other non-cash charges related to the debt.

Other income of approximately $3,000 was realized in the Current Period. There was no similar income in the Prior Period.

The net provision for income taxes of approximately $20,000 in the Current Period increased by approximately $17,000, over provisions of approximately $3,000 in the Prior Period. The increase is due to the provisions associated with the newly acquired AONet operations, which include income taxes based upon an “adjusted profit” calculation. The Company records U.S. provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets. The Company files a separate tax return in Italy on an annual basis. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” A full valuation allowances has been due to the uncertainty of realization of such deferred tax assets.

As a result of the above, loss from continuing operations of approximately $3.2 million in the Current Period increased by approximately $1.0 million over comparable loss from continuing operations of $2.2 million in the Prior Period.

The loss from discontinued operations of approximately $21,000 reported in the Prior Period was the result of trailing consulting expenses and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation.

As a result of the above, net loss of approximately $3.2 million in the Current Period increased by approximately $1.0 million over comparable net loss of approximately $2.2 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $48,000 in its calculation of net loss available to common stockholders. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock.

As a result of the above, net loss attributable to common stockholders of approximately $3.3 million in the Current Period increased by approximately $1.1 million over comparable net loss of approximately $2.2 million in the Prior Period.

Results of Operations for the Nine Months Ended March 31, 2006, Compared to the Nine Months Ended March 31, 2006.

The Company had revenue of approximately $1.9 million for the nine months ended March 31, 2006 (the “Current Period”) increased by approximately $1.4 million compared to revenue of approximately $0.5 million during the nine months ended March 31, 2005 (the “Prior Period”). The increase in revenue can be directly attributed to data center technologies segment revenues of approximately $1.8 million as a result of the recent acquisition of AONet. Approximately $171,000 of the AONet revenue for the period was for a one-time sale of equipment which occurred in the quarter ended December 31, 2005, which is not part of AONet’s core revenue stream. There were no such revenues from AONet realized in the Prior Period. The revenues from domestic operations decreased by approximately $0.4 million compared to the Prior Period, due to the timing of when orders are received and shipped, continuing to be somewhat unpredictable for these emerging technologies.

Costs of goods sold of approximately $1.8 million in the Current Period increased by approximately $1.6 million over costs of goods sold of approximately $0.2 million in the Prior Period. Of the increase, approximately $1.7 million is directly attributed costs associated with the data center technologies segment as a result of the recent acquisition of AONet. Costs of goods sold associated with domestic operations decreased by approximately $0.1 million as a result of the corresponding reduction in revenues associated with the segment. Gross profit margins on domestic revenues remained relatively consistent compared to the Prior Period.

The Company did not recognize any research and development costs in the Current Period in comparison to approximately $140,000 of research and development costs in the Prior Period. The costs realized in the Prior Period were the result of related activities in the Company’s majority owned subsidiary Future Developments America, Inc. As a result of a recent change in business operations, Future Developments America, Inc. no longer participates in research and development activities.

Salaries and benefits of approximately $2.1 million in the Current Period increased by approximately $0.9 million or 73% over salaries and benefits of approximately $1.2 million in the Prior Period. Of the increase, approximately $0.5 million is directly attributed to expenses associated with the data center technologies segment as a result of the recent acquisition of AONet. The remaining balance of approximately $0.3 million is the result of newly hired corporate management personnel responsible supporting the Company’s European operations.

Non cash compensation expenses of approximately $1.4 million in the Current Period decreased by approximately $0.1 million, or 9%, from similar expenses of approximately $1.5 million in the Prior Period. The expenses realized in the Current Period are attributable to the adoption of SFAS 123R as of July 1, 2005 which now requires employee stock compensation, including stock options, to be recorded at fair value instead of intrinsic value under the previous accounting method. The expenses realized in the Prior Period were the result of the fair market value of common shares granted to certain employees and directors at an exercise price below market value at the measurement date and accounted for under APB No. 25 with guidance from FIN 44, as well as common shares issued to the founding members of Innalogic by MSGI as part of the acquisition of the original 51% membership in Innalogic

Selling, general and administrative expenses of approximately $2.9 million in the Current Period increased by approximately $1.2 million or 69% over comparable expenses of $1.7 million in the Prior Period. The increase is due primarily to increases in amortization of deferred financing costs, corporate marketing and investor relation fees, consulting fees, accounting and audit fees, and travel expenses totaling approximately $1.0 million, as well as new expenses associated with the data center technologies segment resulting from the acquisition of AONet of approximately $0.5 million, offset by reductions in similar expenses in FDA totaling approximately $0.3 million.

Depreciation and amortization expenses of approximately $0.4 million in the Current Period increased by approximately $0.3 over similar expenses of approximately $0.1 million in the Prior Period. The increased expenses in the Current Period are the direct result of the addition of depreciable fixed assets and amortizable intangible assets resulting from the acquisitions of Innalogic and AONet, as well as minor additions to fixed assets in the corporate operations.

The gain from termination of a lease of approximately $70,000 in the Prior Period was the result of the early termination of the lease for an abandoned property. A final settlement payment of approximately $175,000 was paid in order to terminate the lease early against accrued costs of approximately $245,000.

Interest income of approximately $104,000 in the Current Period increased by approximately $26,000 or 34% from interest income of approximately $78,000 in the Prior Period. The increase is due primarily to the accretion of the discount of the note receivable relating to a unique AONet equipment sale.

Interest expenses of approximately $1.1 million in the Current Period increased by approximately $1.0 million from interest expenses of approximately $0.1 in the Prior Period. The increase is due primarily to an increase in interest expenses related to short term and long term borrowings by both the corporate office and the newly acquired AONet operations, as well as approximately $394,000 of non-cash interest expense resulting from the accretion of debt discounts, beneficial conversion and other non-cash charges related to the debt.

Other income of approximately $11,000 was realized in the Current Period. There was no similar income in the Prior Period.

The net provision for income taxes of approximately $49,000 in the Current Period increased by approximately $40,000 over provisions of approximately $9,000 in the Prior Period. The increase is due to the provisions associated with the newly acquired AONet operations which include income taxes based upon an “adjusted profit” calculation. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

The Company files a separate tax return in Italy on an annual basis. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes”. A full valuation allowance has been established due to the uncertainty of future realization

As a result of the above, loss from continuing operations of approximately $7.6 million in the Current Period increased by approximately $3.6 million over comparable loss from continuing operations of $4.0 million in the Prior Period.

The loss from discontinued operations of approximately $91,000 in the Prior Period was the result of trailing consulting expenses and legal expenses related to the settlement of certain legal matters pertaining to a discontinued operation.

As a result of the above, net loss of approximately $7.6 million in the Current Period increased by approximately $3.6 million over comparable net loss of approximately $4.0 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $143,000 in its calculation of net loss available to common stockholders. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock.

As a result of the above, net loss attributable to shareholders of approximately $7.7 million in the Current Period increased by approximately $3.6 million over comparable net loss of approximately $4.1 million in the Prior Period.

Capital Resources and Liquidity

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Our contractual obligations as of March 31, 2006 are summarized in the table below

Payments Due
(In thousands)
-------------------------------------------------------------------
Contractual Obligations	Total	Less than	1 - 3	4 - 5	More Than
		1 year	years	years	5 years

------------------------------------------------------ ------------ ---------------- ------------- -----------

Bank overdrafts	834	834
Operating leases (1)	2,015	526	1,361	128	--

Purchase obligations for AONet

acquisition - related party	300	300	--	--	--
8% callable convertible notes	2,591	1,091	1,500	--	--
Note payable	1,825	1,825

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

The Company's domestic operations do not have any debt related to credit facilities on its balance sheet as of March 31, 2006 or 2005.

The Company's majority owned subsidiary, AONet, is completely financed with short-term debt from Italian banks. The Company has bank overdraft protection with a local Italian bank. This overdraft protection allows the Company to pay vendors or other creditors even if funds on hand are insufficient. The interest rate associated with this financing mechanism was approximately 6% at March 31, 2006. (See Note 14). At March 31, 2006, AONet had overdrafts of approximately $834,000 from a total availability of approximately $848,000. A portion of these facilities are guaranteed by the former majority shareholder and/or managing director of AONet. On September 30, 2005, AONet paid approximately $168,000 of overdue withholding taxes relating to 2004 by increasing its overdraft facility with the bank for the same amount. The new bank debt is due within one year.

The Company is required to withhold income taxes from direct employees’ payroll and remit these amounts to the applicable governmental entity. The Company is also required to pay social security taxes, as well as withhold and remit the employee portion of these taxes. As of March 31, 2006, AONet had not paid social security taxes since May 2004 and Employee withholding taxes since January 2005, aggregating approximately $1.4 million. The accrued amounts also reflect an additional approximately $81,000 of penalties and interest, assessed based on the applicable rates used by the governmental entities for late payments. AOnet has approached the Italian Social Security department to discuss the fact that payments of employee withholdings are in arrears. No final determinations related to a possible payment plan or settlement has been reached, therefore, the full amount of the taxes withheld and the related interest and penalties have been recorded. These late payments were incurred prior to MSGI’s acquisition of AONet.

In June 2005, AONet, through its affiliate Nexo, exercised its option and purchased the data center for approximately $0.4 million. The data center has been recorded in the financial statements of AONet at its cost of approximately $0.4 million and a corresponding note payable has been booked. A formal asset valuation performed has valued the Data Center and the related leasehold improvements at approximately $2.8 million. The cost of the data center of approximately $0.4 million at March 31, 2006 is payable to Nexo srl by AONet. As of March 31, 2006, Nexo s.r.l. has paid Italtel S.p.A. approximately $252,000. The remaining $168,000 is due to Italtel S.p.A. on December 21, 2006, 2007 and 2008 for $60,000, $60,000, and $48,000, respectively. Nexo srl gave a guarantee of approximately $168,000 to Italtel in the form of promissory notes covering the remaining part of the debt. AONet International S.r.l. has the option to directly assume these obligations to Italtel S.p.A., if the terms of the quota-purchase agreement are fulfilled.

The payment terms from AONet to Nexo srl are as follows:

Payable for the Purchase of the Data Center:	At March 31, 2006
By August 31, 2006	$252
By November 30, 2006	168
TOTAL	$420

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro, of which 850,000 Euro has been paid to date as of March 31, 2006 and the remainder 250,000 Euro payable March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date. On December 28, 2005, the Company announced that it had agreed to acquire the remaining 49% interest in AONet International Srl one year ahead of schedule. Under the agreement, MSGI stated plans to increase its ownership in AONet International from 51% to 85% within the next 60 days after the announcement and intends to acquire the final 15% shortly thereafter. Pursuant to the December announcement, during April, 2006 the Company entered into an agreement which set the terms for a stock purchase that would result in the Company acquiring an additional 34% interest in AONet International Srl, with an option to purchase the final 15% equity, for an aggregate total of approximately $960,000. The agreement calls for a payment of approximately $309,000 to be made on or before August 31, 2006 and a payment of approximately $309,000 to be made on or before November 30, 2006 for the acquisition of the additional 34% interest. A payment of approximately $342,000 would be made if the Company executes the option to acquire the final 15% equity. The agreement is contingent upon the Company satisfying the obligations under the initial Stock Purchase Agreement in full of the 250,000 Euro for the initial stock purchase. The agreement also provided for an amendment to the original Stock Purchase Agreement which would allow for the final payment to be deferred from the original due date of March 31, 2006 to April 30, 2006, with an additional 50,000 Euro due. On May 11, 2006, the agreement was amended to allow the final payment under the terms of the original Stock Purchase Agreement to be deferred to June 30, 2006. There is no accounting effect of these agreements during the period ended March 31, 2006.

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through cash flows from operations, private placements of equity transactions, and its credit facilities. At March 31, 2006, the Company had cash and cash equivalents of approximately $0.1 million and a working capital deficit of approximately $9.6 million.

The Company recognized a net loss of approximately $7.6 million in the nine months ended March 31, 2006. Cash used in operating activities during the same period was approximately $3.6 million. Cash used in operating activities principally resulted from our operating loss, increases in accounts receivable, and notes receivable as well as increases in inventory and other assets totaling approximately $0.4 million offset by increases in accounts payable and accrued liabilities as well as an increase in deferred revenues totaling approximately $1.9 million. Non-cash items aggregating approximately $2.4 million have been adjusted from the net loss from operations. Cash used in operating activities from continuing operations in the Prior Period was approximately $3.1 million.

During the nine months ended March 31, 2006, net cash of approximately $652,000 was used in investing activities consisting primarily of deposits on licensing agreements, purchases of property and equipment and an increase in a related party note receivable. In the corresponding period ended March 31, 2005, approximately $4.3 million of cash was used in investing activities, consisting primarily of an investment in Excelsa of approximately $4.0 million.

During the nine months ended March 31, 2006, net cash of approximately $4.3 million was provided by financing activities of continuing operations. Net cash provided by the financing activities consisted primarily of net proceeds from the issuance of 8% callable convertible notes receivable of approximately $2.7 million, an increase in net borrowings on bank overdraft facilities of approximately $0.3 million and in proceeds from notes payable of approximately $1.8 million, offset by an increase in deferred financing expenses of approximately $0.4 million and repayments of various notes of approximately $0.4 million. In the corresponding period ended March 31, 2005, net cash of $6.8 million was provided by financing activities consisting primarily of proceeds from the issuance of common stock of approximately $3.8 million, proceeds from the issuance of preferred shares of approximately $2.8 million and proceeds from the exercise of certain stock options held by an independent third party of approximately $0.7 million offset by repayments in a related party note payable of approximately $0.5 million.

During the nine months ended March 31, 2006 there was no cash used in any discontinued operations, while approximately $0.2 million was used by discontinued operations during the corresponding period of the prior year.

While the Company has limited capital resources and has incurred significant historical losses, negative working capital and negative cash flows from operations, all of which raise substantial doubt about the Company’s ability to continue as a going concern, it has most recently raised significant working capital through the issuance of 8% callable convertible notes and other various promissory notes (see Notes 6 and 7.) In addition, the Company’s subsidiary, Innalogic, has begun to realize revenues and has a significant pipeline of potential revenue and profit generating projects. The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations including obligations for the purchase of its interests in AONet and payments under its callable secured convertible notes for the next twelve months. The Company also has significant past due liabilities to certain Italian authorities and vendors. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event will be required in order to meet the obligations for the next twelve months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2006, MSGI has liabilities due, through its Italian subsidiary AONet, to various vendors and creditors which are payable in Euros. There may be a risk to MSGI associated with volatility of currency exchange rates over time. MSGI has obtained certain debt instruments bearing fixed interest rates. There may be risk associated with the interest rates applied to these debt instruments, should the rates drop significantly above/ below the fixed price.

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of March 31, 2006 were sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.

(Registrant)

Date: May 22, 2006	By: /s/ J. Jeremy Barbera
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

Dated: May 22, 2006	By: /s/ J. Jeremy Barbera
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

Dated: May 22, 2006	By: /s/ Richard J. Mitchell III
Richard J. Mitchell III

Chief Accounting Officer

(Principal Financial Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U. S. C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, J. Jeremy Barbera, as Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 22, 2006	By: /s/ J. Jeremy Barbera
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

CERTIFICATION PURSUANT TO

18 U. S. C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of MSGI Security Solutions, Inc. (the "Company") on Form 10-Q for the period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard J. Mitchell III, as Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 22, 2006	By: /s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)

This certification accompanies this Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.