Form 10-K
period 2006-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2006-10-13
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________________ to________________________
Commission file number 0-16730

MSGI Security Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0085608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Madison Avenue
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:	(917) 339-7150

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	____

  Common Stock, par value $.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
Indicate be check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes X No

As of December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,828,000.

As of October 11, 2006, there were 4,333,487 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company’s definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

This document is filed without a report from our registered independent public accountants as they have not yet completed their audits as of June 30, 2006 and 2005 and for the three years ended June 30, 2006.

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

Item 1. Business

General

MSGI Security Solutions, Inc. (“The Company or MSGI”) is a provider of proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance, intelligence monitoring, and data protection. The corporate headquarters is located in New York.

The Company’s Strategy

MSGI typically acquires controlling interests in early-stage, early growth technology and software development businesses. These emerging firms are led by entrepreneurs and management teams that have “bleeding edge” products, but lack the infrastructure, business relationships and financing that MSGI can offer. The Company will typically seek to acquire a 51% controlling interest in the target company for a combination of cash and securities. The cash component is not paid to the founding principals; it must be reinvested in the company on a monthly basis by our corporate finance staff.

The target company generally must agree to a ratchet provision by which the Company’s stake increases up to another 25% for failure to reach first years expectations. MSGI generally retains a right of first refusal in the event that any of the minority parties in the various companies receives an unsolicited offer for their interests in the business. To the extent these target companies do not meet MSGI’s continuing expectations; the Company will generally dispose its interests in such operations.

At the current time, the MSGI strategy is focused on proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance and intelligence monitoring in the United States, Europe and the Middle East.

Background

The Company was originally incorporated in Nevada in 1919.

During the past ten years, the Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. The following are occurring during the past two years:

Date	Name of Company Acquired	Service Performed

April 2004	Acquired 51% of Future Developments America, Inc.	Provider of technology-based products and services specializing in application-specific and custom-tailored restricted-access intelligence products, systems and proprietary solutions

August 2004	Acquired 51% of Innalogic, LLC	Designs and deploys content-rich software products for a wide range of wireless mobile devices.

December 2004	First investment in Excelsa S.p.A.	Provider of Video Control systems and services for security both for the civilian and military markets.

January 2005	Second investment in Excelsa S.p.A.
May 2005	Renegotiation of second investment in Excelsa S.p.A.

June 2005	Acquired 51% interest in AONet International S.r.L.	Provider of application hosting, data redundancy and disaster recovery services

July 2005
Acquired additional equity in Future Developments America, Inc. bringing total ownership stake to 100% and restructured the business with the founders of such business such that Future Developments America, Inc. became a non-exclusive sales organization and the founders (through “FDL” an entity in which the founders own 100% interest) of such business re-acquired the underlying technology and operating assets.

August 2005	Acquired additional equity in Innalogic, LLC bringing total ownership stake to 76%

April 2006	Forfeited 51% interest in AONet International S.r.L. as a result of default of provision of the purchase agreement

Capital Stock and Certain Recent Financing Transactions

In May through June 2004, the Company entered into definitive agreements with certain strategic European investors for a private placement of an aggregate of 500,000 shares of common stock to be sold at a price of $4.00 per share for gross proceeds of approximately $2,000,000. The Company also agreed to issue to the investors, and third party affiliates, warrants to purchase an additional 300,000 shares of common stock at a price of $6.00 per share under a three-year term.

In November 2004 the Company entered into and closed on definitive agreements with certain strategic investors for the purchase of 9,376 shares of Series F Convertible Preferred Stock at $320.00 per share for gross proceeds of approximately $3 million. On an as converted basis, the Series F Convertible Preferred Stock in this transaction equates to approximately 461,538 shares of Common Stock at a price of $6.50 per share. In connection with the issuance of the preferred stock, warrants were issued to the investors to purchase approximately 230,770 shares of Common stock at an exercise price of $8.125 per share. Also, in connection with the issuance of the preferred stock, warrants will be issued to the placement agent to purchase approximately 27,692 shares of Common Stock at an exercise price of $6.50. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock. As of the fiscal year ended June 30, 2006 approximately 5,813 shares of Series F Convertible Stock have been converted, at the election of the shareholders, to approximately 286,189 shares of the Company’s common stock. 4,031 shares of Series F Convertible Preferred Stock are outstanding as of June 30, 2006.

During December 2004 the Company conducted a closing on the sale to certain strategic investors for the purchase of 419,354 shares of the Company’s Common Stock at $7.75 per share generating gross proceeds of approximately $3.25 million. In connection with the offering, five-year warrants were issued to the investors to purchase 209,686 shares of Common Stock at an exercise price per share of $8.25. The investors have “piggyback” registration rights with respect to the shares of common stock issuable upon the exercise of the warrants. As compensation for their services as placement agents in the offering, the placement agents received five-year warrants substantially identical to those received by the investors to purchase approximately 25,162 shares of Common Stock at an exercise price per share equal to $7.75. The placement agents also received cash compensation equal to 6% of the gross proceeds obtained through the private placement.

On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remains $.01 per share. The stock split was effective March 9, 2005. All stock prices, per share and share amounts have been retroactively restated to reflect the reverse split and are reflected in this document.

During June 2005, the Company issued 100,000 shares of the Company’s Common Stock to a certain placement agent with relation to the closing of the acquisition of the 51% ownership stake of AONet International S.r.L. The fair market value of these shares, at the time of issuance, is estimated at approximately $774,000.

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement. The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. In January 2006, this Agreement was further amended with a Letter Agreement in conjunction with additional short-tem notes the Company entered into with the same investors (see below), which allows the Company to meet its payment obligations under the terms of the Callable Secured Convertible Notes for the months of January, February and March 2006 by issuing 22,000 shares of the Company’s common stock per month, due on the last day of each month. The Letter Agreement also allows for the issuance of 9,000 shares of the Company’s common stock as a partial payment against the obligation due for the Callable Secured Convertible Notes for the month of April 2006. Also, in January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI (approximately 190,000 shares) owned by the Chief Executive Officer was pledged as additional collateral for the notes. As of June 30, 2006, the Company issued 75,000 shares of its common stock per the terms of the Letter Agreement. Through a combination of cash payments ($211,253) and issuance of shares of common stock, the principal balance of the $3.0 million of the notes was reduced to $2,574,597 as of June 30, 2006. On June 7, 2006 the Company entered into a waiver agreement providing for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In connection with the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense. Because of the default of the terms of the notes, the amortization of all deferred financing costs, beneficial conversion costs and interest were accelerated to be recognized by June 30, 2006. As of July 14, 2006 the Company is in technical default of the payment terms of the Callable 8% Secured Convertible Notes.

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006.

During January 2006, the Company entered into a short-term note in the amount of $300,000. This loan bore interest at a rate of 12%. The annual interest amount was due in full even if early payment of principal. The aggregate principal and interest of $336,000 was paid in full on January 24, 2006.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the Callable Secured Convertible Notes. The short-term notes have an aggregate principal amount of $500,000. The loans bear interest at a rate of 20% through April 19, 2006 and have an annual imputed interest rate of 80%. In connection with the above mentioned letter of amendment, the aggregate principal and interest of $600,000 was due July 14, 2006. Such payment was not made. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The Company computed the value of the warrants as $1,645,194 using the Black-Scholes methodology, which value is being amortized over the term of the note. The warrants carry an exercise price of $4.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. Other closing fees and finders fees of $66,090 were also paid. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company’s common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance.

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. There can be no assurances that the strategic transactions can or will be completed. The advances bear interest at a rate of 8% and amounts to $1,381 for the year ended June 30, 2006.

Liquidity

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company is also in default of its debt service payments of its notes payable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes and promissory notes for the next twelve months. As explained above, the Company is in the process of consummating certain strategic transactions that may provide significant capital for MSGI. There are no assurances that these will be consummated. Failure of our operations to generate such sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern. The company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations.

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

The “critical infrastructure” of the United States that could be subject to attack or a non-terrorist crisis (fire, earthquake, flooding) is absolutely enormous. According to the Environmental Protection Agency (“EPA”) and the U.S. General Accounting Office (“GAO”), there are more than 120 chemical plants within the United States that could each potentially expose more than one million people if an attack on the facility caused chemicals to be released, and there are more than 66,000 chemical plants nationwide. There are more than 5,800 hospitals, 2,800 power plants, 5,000 public airports, 300 coastal and inland ports, 104 commercial nuclear power plants, 600 natural gas processing facilities, 153 oil refineries, 7,500 bulk petrochemical terminals, 80,000 dams, 3,000 government-owned facilities and sites, and 460 “key asset” skyscrapers in the country, along with more than 250,000 sites owned by firms that are considered part of the “defense industrial base”.

The U.S. Department of Homeland Security (the “DHS”) has identified multiple end users of surveillance collection and data transmission technologies, including state and local governments, border and transportation security (for border entry points, transportation hubs, and shipping facilities), critical infrastructure protection, various military agencies and the U.S. Coast Guard, and the United States Secret Service.

All of this surveillance and interoperability improvement activity is expected to come at a significant cost. The DHS has estimated that reaching an accelerated goal of communications interoperability will require a major investment of several billion dollars over the next decade. There are several funding resources at all levels to assist in the development and acquisition of interoperable communications technologies, but the federal government is the primary source. There are multiple federal grant programs, including the Homeland Security grants, Urban Area Security Initiative, the Office for Community Oriented Policing Services (“COPS”) within the Department of Justice (“DOJ”), FEMA interoperable communications grants, Assistance to Firefighters grants, DOJ Local Law Enforcement Block Grants, and National Urban Search and Rescue Grants. The COPS program alone was authorized by Congress to administer the Interoperable Communications Technology Program beginning in 2003. More than $66 million in grants have been awarded by COPS to first responders for communications equipment, training and technical assistance. The fiscal year 2005 budget for DHS has allocated approximately $3.6 billion in grants for first-responders, $37 million in additional funds to help build out the Homeland Security Operations Center (the nerve center for homeland security information and incident management across the United States) and FEMA incident-management capabilities, and $3.6 billion to the Office for Domestic Preparedness. Approximately $474 million has been earmarked for the “Intelligence and Warning” segment of the National Strategy Mission Area for Homeland Security, which aggregates all non-military spending across the entire federal budget for that segment, $8.8 billion has been earmarked for the “Emergency Preparedness and Response” segment, and $3.4 billion has been allocated for “Defending Against Catastrophic Threats”. Roughly $16.6 billion is reserved for security, enforcement, and investigational activity by the Bureau of Customs and Border Protection, Transportation Security Administration, the Coast Guard and the Secret Service. More than $5.5 billion in federal grants for first-responders from previous fiscal years remains available for distribution. The Urban Area Security Initiative Grants, given out by DHS to large local municipalities for security equipment, training and assistance, have been proposed to rise from $727 million in fiscal year 2004 to $1.45 billion in fiscal year 2005.

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

We also are actively marketing our surveillance and data communications products and services into various agencies and sectors of the United States military and intelligence services. In an article by Professor Peter Raven-Hansen of the George Washington Law School in the U.S. State Department’s journal U.S. Foreign Policy Agenda, the author notes that the first step in bringing terrorists to justice is surveillance of potential attackers and prime targets. The U.S. Supreme Court has ruled that collection of “security intelligence” for use in a terrorism investigation is different than collection of evidence of a regular crime, partly because it is needed to prevent terrorism. Congress has enacted laws permitting independent judges to authorize surveillance for the purpose of collecting foreign intelligence in the United States on a lesser showing of probable cause than for a regular crime. The agency need only show that there is probable cause to believe that the target of the surveillance is a foreign agent or an international terrorist.

Services Offered by MSGI’s Operating Subsidiaries

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

Innalogic has the resources and expertise to design and install building-wide wireless networks. The goal: to establish a highly secure (e.g., encrypted) network environment able to capture and route wireless video and sensor data for enhanced security and tenant services. The network’s technological foundation is a custom-designed network Command Center utilizing Innalogic’s proprietary SafetyWatch™ software. Innalogic-designed networks integrate with a building’s existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications.

Importantly, Innalogic’s wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online.

Currently in development is Innalogic SafePassage(tm), an embedded application software that installs within firmware at the SOC level and is used secure the transmission of IP or packet data in a wireless network environment. Innalogic’s “Embedded Modular Cryptography Platform” (EMCP) integrates on the application, transport, and link layers. Devices, such as PDAs, handheld computers, and video cameras, using EMCP - EA, can operate with strong encryption in a wireless network. EMCP - EA secures wireless data transfer on small devices to support real-time wireless network applications like audio and video feeds, financial transaction processing, and other types of confidential data transmissions.

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

Innalogic is comprised of product designers, network engineers, senior software engineers, interface designers, and cybersecurity specialists with unparalleled depth of expertise in designing and deploying wireless technologies. Innalogic’s core competencies include:

•	Product design
•	Software engineering
•	Hardware integration
•	Network engineering
•	Interface design
•	System integration
•	Cybersecurity engineering

Innalogic product designers and engineers collectively bring decades of experience in software development, hardware deployment (e.g., video camera networks) and systems integration. Of particular significance is our ability to custom-write software that bridges the functionality of disparate hardware, software, and network systems and technologies.

Software Development

Innalogic adopts a straightforward and collaborative approach to software product development. Based on iterative design and development principles from Extreme Programming, Agile Modeling, and Rational Unified Process, Innalogic’s methodology allows the client to guide and continually refine our understanding of their design requirements as the product development process evolves.

An Innalogic product “roadmap” is developed for the client. The roadmap is an evolutionary tool that reflects precise client requirements - as they change over time. The client can guide the direction of the product roadmap by specifying key requirements, standards, and recommendations. The system can then be strategically updated, enhanced and modified to deploy the latest advances in video and security technology as determined by the client’s evolving functional specifications.

Innalogic designs, programs, tests and installs customized software applications to ensure maximum functionality, usability and client satisfaction.

Clients receive a proprietary Software Development Kit (SDK) and application-specific APIs that allow the client’s IT leaders to introduce and design new system features and functionality as desired.

Network Design and Engineering Services

Innalogic’s wireless network development and engineering expertise is applied to deliver customized solutions for clients’ specific challenges and requirements. Working in close concert with the client’s IT leaders and network administrators, Innalogic delivers these benefits:

• Creation of customized software applications for a client’s video network - designed specifically to optimize the network’s intended functionality and design requirements. Innalogic’s network software delivers maximum reliability and ease-of-use by client personnel utilizing the system.

• Customized network applications that allow for maximum control, oversight and ongoing administration of individual users in all locations where the network is deployed.

Network “Command Center”

At the core of Innalogic’s network design and engineering services is the creation of a customized network Command Center.

With a focus on a network’s current functional requirements and future expansion, Innalogic develops an elegantly architected Command Center modeled after our proprietary SafetyWatch™ software program - which is now being deployed for the U.S. Department of Homeland Security. The Command Center is designed to enhance the client’s existing network infrastructure, while facilitating the introduction of new features and connectivity with other wired and wireless devices. Moreover, the Command Center is designed to offer maximum scalability.

An Innalogic network Command Center delivers these features:

• Local or remote management — The Command Center enables centralized remote monitoring and coordinated recording across multiple sites, regardless of geographical location.

• Integration with existing network infrastructure — The Command Center interoperates with other wireless or wired networked digital devices and third- party analog CCTV components, such as cameras, monitors, matrixes and multiplexors.

• Powerful recording search facilities — The Command Center is able to quickly analyze thousands of recordings using motion, time and camera search criteria - thus saving valuable incident search time.

• Review incidents while still recording — Video recordings can be viewed without interrupting current recording.

• Simple remote system installation — The Command Center allows for device configuration remotely.

• Secure control of viewer access — The Command Center supports and provides administrative controls for multiple user levels.

Additionally, Innalogic serves as a vital technology partner to the client, supporting all related technology (hardware and software) initiatives that arise during the course of a network design and engineering engagement.

Future Developments America, Inc.:

As a result of our July 1, 2005 amendment to our agreements with the founder’s of FDA, the technology and intellectual property being developed was transferred to a company (“FDL”) controlled by the founders of FDA and we, through our subsidiary FDA, are a non-exclusive licensee in the United States of certain products developed by FDL and of other products developed by outside organizations. We also are entitled to receive royalties on certain sales of products to others which are marketed by FDL. Some of FDL’s product offerings to be marketed are in the development stage at June 30, 2006 and we have not yet generated any revenue with respect to those products.

FDL markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf closed circuit television component (“CCTV”) equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters.

FDL also markets a one-of-a-kind Digital Video & Audio Transmitter. The product is a two-component, digital, encrypted, spread spectrum video and audio transmitter receiver set that represents the latest advancement in deploying digital wireless technology for intelligence collection, surveillance and security. The transmitter/receiver has a multitude of applications to many areas of Federal, State and local law enforcement, and to numerous agencies within the U.S. Department of Homeland Security.

To help clients further meet the ongoing challenges of investigation and observation, FDL retains a wide range of high-end surveillance systems and equipment available for rent, including the latest in many of our custom covert cameras (for authorized agencies and organizations only). This often enables agencies, organizations and businesses to obtain equipment using operating budgets, and reduces the time lag between the need for the equipment and implementation. Renting is often optimal for short-term crisis situations, special events or seasonal needs, short-term system supplementation, or for evaluation of a system prior to purchase. The firm also offers lease or lease-to-purchase options for its systems.

FDL technicians work to ensure compatibility and smooth integration of new equipment with existing security operations such as CCTV monitoring and motion detection, alarm and card access controls, and communications systems. The firm provides customer training, as well as customer-designed check-lists for ease in trouble shooting.

As well as serving as a prime contractor, FDL may sub-contract to other major contractors. In accordance with contractor preference, we can sub-contract under our own name or ghost-contract (work anonymously under our contractor umbrella). The FDL team’s reputation for skill and integrity will enable us to successfully sub-contract our services to other video security equipment providers to enable them to offer value-added or enhanced services. Their long-standing relationships with our partners, contractors and alliances, developed during 19 years of industry experience, are a further testimony to our reputation.

FDL also delivers advisory services focused on the selection, design and deployment of technology-based surveillance networks and systems. FDL consultants work closely with client representatives to deliver solutions related to all aspects of security - from architecture and engineering to system enhancements, upgrades and expansion. FDL helps clients devise solutions that meet their functional requirements, while maintaining a constant focus on maximizing efficiency and minimizing costs. FDL functions as a primary consulting contractor, or it can serve as a sub-contractor as part of a broader consulting engagement team (with a level of visibility - or anonymity - as required by the client). FDL also provides broad-based technology and systems integration expertise. The firm works with clients to replace, update or enhance their existing electronic surveillance systems - while addressing compatibility issues and integrating new equipment with existing security systems and installations. FDL engineers are conversant with current and emerging trends that impact the near-term utility and long-term effectiveness of surveillance equipment and systems.

AONet International S.r.L.: (controlled from June 1, 2005 through March 31, 2006)

Our intent in acquiring a majority interest in AONet was to allow the Company to increase its affairs both by deepening its relationship with historical clients and by extending its interests to encompass the opportunities inherent in cross-selling the products and services of other MSGI subsidiaries and affiliates. Created in 2004 from the acquisition of the original business assets of AONet S.p.A., a company placed in liquidation, AONet International Srl (“AONet”) is focused primarily on providing outsourcing of data services and business continuity, the management of technology assets and company networks, disaster recovery and security systems. It is located in Milan Italy.

In June 2005, MSGI announced that it had formed a business agreement with VeriSign, Inc., the leading provider of intelligent infrastructure services for the Internet and telecommunications networks, to launch advanced services using the VeriSign NetDiscovery Service. VeriSign had agreed to align with MSGI as its representative in Italy, where MSGI will operate the VeriSign NetDiscovery Service infrastructure in a data center operated by AONet. By aligning with VeriSign, MSGI believed that it would enhance its existing legal interception and video surveillance operations in Italy and, ultimately, across Europe.

Effective March 31, 2006, MSGI defaulted on its required payments to the seller of AONet’s majority interest to us. As a result, the Company forfeited its ownership interest and we are not contractually entitled to a refund of any of the purchase price paid by us. Further, VeriSign has not pursued the development of the Italian marketplace. As a result, we have impaired all of our assets related to these investments and have reclassified the results of AONet as a discontinued operation.

Excelsa S.p.A. :

Excelsa S.p.A. (“Excelsa”) is an Italian leading company in the area of Video Control for security both for the civilian and military segments. Excelsa is also the first company to offer this service over IP.

Excelsa was founded in 2000 by a group of entrepreneurs and a technical staff from Italy’s Liguria region. The new born company soon became well known for the development of innovative technologies and in a short time acquired a significant share of the market.

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

Excelsa’s mission is to provide security, prevention and control in public and private areas through the development of advanced video surveillance systems and the identification of new solutions and services.

Excelsa’s Real Time Security platform achieved success in this rejuvenated sector by offering solutions that are unique for the high level of technology applied, as well as for their reliability and flexibility and their ability to be easily configured to meet specific needs.

Excelsa’s video solutions can be implemented by integrating existing analog video systems with the new network video system, allowing access to all of the functionality and benefits offered by digital technology.

Excelsa Audio Logger 2.5 is a system designed to provide a full featured and easy to use tool for intelligence over telephony communications.

MSGI currently holds a 19.5% interest in Excelsa on a fully diluted basis.

Client Base

The Company’s potential clients include private and public-sector organizations focused on homeland security, law enforcement, and military and intelligence operations that support anti-terrorism and national security interests, both in the United States and in Europe. The firm’s clients will come from a broad range of sectors and industries, and include law enforcement agencies, federal/state/regional agencies and institutions, judicial organizations, oil/gas businesses, commercial properties, banking and financial institutions, hotels, casinos, retail, warehousing and transportation entities, recreational facilities and parks, environmental agencies, industrial firms, loss prevention/investigation agencies, disaster site surveillance firms, bodyguard services, property management, building contractors and construction companies. To date we have provided our technology to various private and public sector organizations, both domestically and abroad. In come cases we have generated revenues from such deployments, and others were trial-basis demonstrations. Our ability to deliver our technology to customers is hindered by our liquidity and resource issues.

Competition

There are several companies now deploying wireless video technologies and covert surveillance tools. Only a handful, however, are doing so with wireless product offerings aimed exclusively at the homeland security and public safety markets. Indeed, it is difficult to identify direct competitors to the Company in terms of the Company’s core competencies and basic market positioning. The competitors that come closest to mirroring the Company’s business model are Gans & Pugh Associates, Inc., a developer of wireless systems that employ traditional radio frequency technologies; Verint Systems, Inc., a provider of analytic software-based solutions for video security which competes against the Company in one of its service areas - assessing network-based security relative to Internet and data transmissions from multiple communications networks; and Vistascape, a provider of a security data management solution that integrates the monitoring and management of security hardware and software products. The Company believes its combination of product development, proprietary Open Media Delivery Platform rich-media delivery system, R&D service capabilities, advanced encryption technologies, and focus on the homeland security and public safety markets are significant competitive advantages over these listed companies.

Facilities

The Company leases all of its real property. Facilities for its headquarters and for Innalogic LLC are in New York City . The Company believes that its remaining facilities are in good condition and are adequate for its current needs, however, to the extent that customer orders become more routine, we may need to seek additional facilities and resources. The Company has not renewed the lease for its headquarters which terminated in June 2006, on a long term basis, but instead currently leases the space on a month to month basis. The Company intends to relocate its headquarters to smaller facility under a new lease arrangement in October 2006.The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources are all adequate for its needs through fiscal 2007. At this time, the Company does not require any manufacturing facilities for its operations.

Intellectual Property Rights

The Company relies upon its trade secret protection program and non-disclosure safeguards to protect its proprietary computer technologies, software applications and systems know-how. In the ordinary course of business, the Company enters into license agreements and contracts which specify terms and conditions prohibiting unauthorized reproduction or usage of the Company’s proprietary technologies and software applications. In addition, the Company generally enters into confidentiality agreements with its employees, clients, potential clients and suppliers with access to sensitive information and limits the access to and distribution of its software documentation and other proprietary information. No assurance can be given that steps taken by the Company will be adequate to deter misuse or misappropriation of its proprietary rights or trade secret know-how. The Company believes that there is rapid technological change in its business and, as a result, legal protections generally afforded through patent protection for its products are less significant than the knowledge, experience and know-how of its employees, the frequency of product enhancements and the timeliness and quality of customer support in the usage of such products.

Employees

At June 30, 2006, the Company and its majority owned subsidiaries employed approximately 13 persons, of whom 8 were employed on a full-time basis. Of these employees 3 were located in Italy. Of these employees, 5 were employed on a consulting basis, including the 3 employees in Italy. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement.

Item 1A. Risk Factors

We cannot be certain of the Company's ability to continue as a going concern.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The company is also in default of its note payable obligations. The Company believes that funds on hand and funds available from its remaining operations are not adequate to finance its operations and capital expenditure requirements for the next twelve months. The Company has recently engaged an investment banker to assist in the private placement sale of shares of Common Stock and preferred stock, debt, or other combinations thereof. We are also engaged in discussions with a New York based homeland security firm of a strategic transaction. This firm has provided us $1 million of advances to date. There can be no assurances additional funds can be raised, strategic transactions consummated and advances do not have to be repaid. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. Failure of the operations or failure to raise additional financing to generate such sufficient future cash flow will have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

There is a risk of dilution from the exercise of existing options and warrants, or the conversion of outstanding notes and preferred stock, which may lead to potential difficulty in obtaining additional equity capital.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised, or outstanding convertible notes and preferred stock is converted into common stock. These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act of 1933, as amended, or an exemption such as Rule 144 under the Securities Act of 1933, as amended, may have a dilutive effect on the market for the price of our common stock. The terms upon which we will be able to obtain additional equity capital could also be adversely affected. In addition, the sale of common stock offered by this prospectus, or merely the possibility that these sales could occur, could have an adverse effect on the market price of our common stock.

We compete against entities that have significantly greater name recognition and resources than we do, that may be able to respond to changes in customer requirements more quickly than we can and that are able to allocate greater resources to the marketing of their products.

The security industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide ranging and fragmented group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system, some of which are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to our products and may be able to more effectively market their products than we can because of the financial and personnel resources they possess. We cannot assure investors that we will be able to distinguish our self in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially and adversely affected.

We are dependent on third party suppliers for principal components used in our products, and disruptions in supply or significant increases in component costs could materially harm our business.

We rely on third parties to supply several key components utilized in the manufacture and implementation of our products and services. Our reliance on suppliers involves certain risks, including a potential inability to obtain an adequate supply of required components, price increases, timely delivery and component quality. Although to date, we have not experienced any disruption in supplies of components, we cannot assure you that there will not be a disruption of our supplies in the future. Disruption or termination of the supply of these components could delay shipments of products and could have a material adverse affect on our business, operating results and financial condition.

Our industry is characterized by rapid technological change, evolving industry standards and continuous improvements in products and required customer specifications. Due to the constant changes in our markets, our future success depends on our ability to improve our manufacturing processes, improve existing products and develop new products.

The commercialization of new products involves substantial expenditures in research and development, production and marketing. We may be unable to successfully design or manufacture these new products and may have difficulty penetrating new markets. Because it is generally not possible to predict the amount of time required and the costs involved in achieving certain research, development and engineering objectives, actual development costs may exceed budgeted amounts and estimated product development schedules may be extended. Our business may be materially and adversely affected if:

•	we are unable to improve our existing products on a timely basis;
•	our new products are not introduced on a timely basis;
•	we incur budget overruns or delays in our research and development efforts; or
•	our new products experience reliability or quality problems.

All of our orders and contracts may be cancelled so there is a risk that our backlog may not be fulfilled.

All of our orders and contracts are subject to cancellation by our customers at any time so we cannot be certain that our backlog will be fulfilled. Government contracts are often awarded prior to legislative approval of the funding to support those contracts. Consequently, the entire amount of orders and contracts may never be funded.

Our services and reputation may be adversely affected by product defects or inadequate performance.

Management believes that we offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues. Our sever liquidity concerns have caused us to not be able to fulfill existing orders, which could result in a loss of business and or reputation may be adversely affected.

If we are unable to retain key executives or hire new qualified personnel, our business will be adversely affected.

We rely on our officers and key employees and their expertise. The current liquidity difficulties experienced by the Company have necessitated that many key employees temporarily defer their compensation. The loss of the services of any of these individuals may materially and adversely affect our ability to pursue our current business strategy.

Our relationships with Excelsa may not develop as we have expected, which may cause the Company to lose all or a portion of our investment.

Our investments in Excelsa may be jeopardized if we have difficulty in assimilating the personnel, operations, technology and software of Excelsa with our current subsidiaries. We may learn that the Excelsa business does not complement our current operations. In addition, the key personnel of Excelsa may decide to leave their respective companies. If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

Our investment in an international operation subjects us to risks inherent in doing business on an international level that could harm our operating results.

Currently, we operate in the U.S. and recently began negotiations for potential business relationships with certain international concerns. Because of our limited experience with international operations, we are subject to additional risks related to our international expansion strategy, including risks related to complying with a wide variety of national and local laws, restrictions on the import and export of certain technologies and multiple and possibly overlapping tax structures. In addition, we may face competition in other countries from companies that may have more experience with operations in such countries or with international operations generally. Our international expansion plans may not be successful and we may not be able to compete effectively in other countries.

We may face risks associated with potential acquisitions, investments, strategic partnerships or other ventures, including whether such transactions can be located, completed and the other party integrated with our business on favorable terms.

Although the Company continues to devote significant efforts to improving its current operations and profitability, the success of the Company's business strategy may depend upon the acquisition of complimentary businesses. We are in the process of formalizing a strategic relationship with a certain New York based homeland security firm. No assurances can be made that the Company will be successful in identifying and acquiring such businesses, or that any such acquisitions or strategic relationships, if consummated, will result in operating profits. In addition, any additional equity financing required in connection with such acquisitions may be dilutive to stockholders, and debt financing may impose substantial additional restrictions on the Company's ability to operate and raise capital. In addition, the negotiation of potential acquisitions may require management to divert its time and resources away from the Company's operations.

The Company periodically evaluates potential acquisition opportunities, particularly those that could be material in size and scope. Acquisitions involve a number of special risks, including:

•	the focus of management's attention on the assimilation of the acquired companies and their employees and on the management of expanding operations;
•	the incorporation of acquired businesses into the Company's service line and methodologies;
•	the increasing demands on the Company's operational systems;
•	adverse effects on the Company's reported operating results;
•	the amortization of acquired intangible assets; and
•	the loss of key employees and the difficulty of presenting a unified corporate image.
•	financing the cost to acquire and ongoing operational needs

Exchange Rate Fluctuations

We may operate in international markets, with customers, manufactures and supplies in the U.S. and abroad. Most of our pricing is in dollars, but some cost may be based on materials or labor cost priced in other currencies. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price. In addition, future currency losses may be incurred if we or our outsourcing partners become subject to exchange control regulations restricting the ability to convert local currencies into United States dollars or other currencies.

We may have problems raising money we need in the future.

We will require additional capital, especially in light of our most recent acquisitions and disposals. We may, from time to time, seek additional funding through public or private financing, including debt or equity financing. We cannot assure you that adequate funding will be available as needed or, if it is available, that it will be on acceptable terms. If additional financing is required, the terms of the financing may be adverse to the interests of existing stockholders, including the possibility of substantially diluting their ownership position.

We need to be able to acquire and integrate companies and new product lines successfully to implement our growth strategy.

Our growth strategy includes completing acquisitions that expand and complement our business. If we are unable to make these acquisitions, we may not be able to meet or exceed our historical levels of revenue growth and earnings. As a result, our stock price may be adversely affected.

We may be unable to make acquisitions due to, among other reasons, these factors:

•	the companies we seek to acquire or invest in may demonstrate valuations that we deem excessive;
•	we may not be able to identify suitable companies to buy because many of the companies in the businesses we are evaluating are relatively small when compared to us;
•	we may not be able to raise funds in the future to finance future acquisitions.

Future acquisitions only will succeed if we can effectively assess characteristics of potential target companies or product lines, such as:

•	financial condition and results of operations;
•	attractiveness of products;
•	suitability of distribution channels; and
•	management ability.

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to sustain growth.

Completed acquisitions may give rise to a number of additional difficulties, including:

•	difficulty integrating acquired technologies, operations and personnel with the existing business;
•	diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

•	strain on managerial and operational resources as management tries to oversee larger operations;
•	potential issuance of securities in connection with the acquisition, which issuance lessens or dilutes the rights and values of currently outstanding securities;
•	incurrence of additional debt;
•	the write-off of in-process research and development of and other development costs;
•	the amortization of goodwill and other intangible assets;
•	loss of key personnel from acquired companies;
•	failure of an acquired business to achieve targeted financial results; and
•	unanticipated problems and liabilities of acquired companies.

We may not be able to successfully address these problems. Our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions.

We cannot assure you that we will be successful in developing the Company through future acquisitions.

Our ability to enact our growth strategy includes completing future financing or funding events. If we are unable to successfully complete such future financing or funding events, we may be unable to complete future acquisitions.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. These requirements necessitate that the Company have adequate accounting and internal audit staffing in order to ensure that compliance is achieved and maintained. The Company is required to be in compliance by the period ended June 30, 2008. The Company does not currently have any dedicated internal audit staff and several identified material weaknesses. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, or engage appropriate consulting services in order to reach and maintain compliance, we cannot assure you that we will be able to do so in a timely fashion.

We may not have an adequate number of Common or Preferred Shares authorized to enable us to complete transactions which may adversely affect our ability to grow and develop the Company.

We may experience difficulties in securing shareholder approval for an increase in the number of authorized shares of either or both our Common Stock and Preferred Stock. This may affect our ability to be able to consummate future growth strategy acquisitions and business relationships.

We may experience variations from quarter to quarter in operating results and net income, which could adversely affect the price of our common stock.

We expect to experience significant fluctuations in future quarterly operating results. Quarterly fluctuations could adversely affect the market price of our common stock. Many factors, some of which are beyond our control, may cause future quarterly fluctuations, including:

•	new customer contracts which may require us to incur costs in periods prior to recognizing revenue under those contracts;
•	the effect of the change of business mix on profit margins;
•	the timing of additional selling, general and administrative expenses to support new business;
•	the costs and timing of the completion and integration of acquisitions, sales of assets and investments;
•	the timing of sales of assets;
•	the cyclical elements of our clients' industries;
•	the demand for our products and services;
•	the market acceptance of new products and services;
•	specific economic conditions in the electronic surveillance industry; and
•	general economic conditions.

The anticipated quarterly fluctuations make predictions concerning our future revenues difficult. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance for any subsequent fiscal quarter or for a full fiscal year. It also is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

Because our sales tend to be concentrated among a small number of customers, our operating results may be subject to substantial fluctuations. Accordingly, our revenues and operating results for any particular quarter may not be indicative of our performance in future quarters, making it difficult for investors to evaluate our future prospects based on the results of any one quarter.

Given the nature of our customers and products, we receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. Our sales and operating results are subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

The price of our stock has been volatile.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. Such fluctuations may be triggered by:

•	differences between our actual or forecasted operating results and the expectations of securities analysts and investors;
•	announcements regarding our products, services or technologies;
•	announcements regarding the products, services or technologies of our competitors;
•	developments relating to our patents or proprietary rights;
•	specific conditions affecting the electronic surveillance industry;

•	sales of our common stock into the public market;
•	general market conditions; and
•	other factors.

In recent years the stock market has experienced significant price and volume fluctuations which have particularly impacted the market prices of equity securities of many companies providing Internet-related products and services. Some of these fluctuations appear unrelated or disproportionate to the operating performance of such companies. Future market movements may adversely affect the market price of our stock.

We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.

Our success depends in part on our intellectual property rights and our ability to protect such rights under applicable patent, trademark, copyright and trade secret laws. We seek to protect the intellectual property rights underlying our products and services by filing applications and registrations, as appropriate, and through our agreements with our employees, suppliers, customers and partners. However, the measures we have adopted to protect our intellectual property rights may not prevent infringement or misappropriation of our technology or trade secrets. A further risk is introduced by the fact that many legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in the context of the Internet industry currently are not resolved.

We license certain components of our products and services from third parties. Our failure to maintain such licenses, or to find replacement products or services in a timely and cost effective manner, may damage our business and results of operations. Although we believe our products and information systems do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of our alleged infringement of the intellectual property rights of third parties. Any such claims could damage our business and results of operations by:

•	subjecting us to significant liability for damages;
•	resulting in invalidation of our proprietary rights;
•	being time-consuming and expensive to defend even if such claims are not meritorious; and
•	resulting in the diversion of management time and attention.

Even if we prevail with respect to the claims, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties also may result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making such claims.

Our ability to maintain our listing on the Nasdaq stock market may be in question.

 On July 11, 2006, the Company received a determination from the Listing Qualifications Staff of The Nasdaq Stock Market, Inc. indicating that, based upon the Company’s non-compliance with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires the Company to evidence a minimum of $2,500,000 in stockholders' equity, $35,000,000 in market value of listed securities, or $500,000 in net income from continuing operations for t\he most recently completed fiscal year or two of the three most recently completed fiscal years, the Company's securities are subject to delisting from The Nasdaq Stock Market.

As announced on May 26, 2006, the Company timely submitted its plan to evidence compliance with the $2.5 million shareholders' equity requirement to the Listing Qualifications Staff on June 7, 2006. However, by letter dated July 11, 2006, the Nasdaq Staff indicated that it had denied the Company’s request for continued listing on The Nasdaq Capital Market. As a result, the Company held a hearing before the Nasdaq Listing Qualifications Panel, which effectively stayed the Nasdaq Staff’s determination to delist the Company’s securities pending issuance of a formal determination by the Panel regarding the Company’ request for continued listing.

Our ability to use our net operating losses may be limited in future periods, which would increase our tax liability.

Under Section 382 of the Internal Revenue Code of 1986, utilization of prior net operating losses is limited after an ownership change, as defined in Section 382, to an annual amount equal to the value of the Company’s outstanding stock immediately before the date of the ownership change multiplied by the long-term tax exempt rate. In the event that a change of control were to happen and in the event we achieve profitable operations, any significant limitation on the utilization of net operating losses would have the effect of increasing our tax liability and reducing after tax net income and available cash reserves.

We do not intend to pay cash dividends on our Preferred or Common Stock.

We do not intend to pay any cash dividends on our preferred or common stock for the foreseeable future. In addition, we cannot assure you that our operations will generate sufficient revenues to enable us to declare or pay cash dividends. We have not paid cash dividends on any of our capital stock in at least the last six years. The Preferred Series F Stock has a stated dividend rate, which, since dividends have not been declared and paid, increases the liquidation preference of such shares. It is anticipated that future earnings, if any, will be used to finance our future growth.

Our ability to issue "blank check" preferred stock and certain other provisions of our certificate of incorporation could prevent or delay takeovers.

Our restated certificate of incorporation authorizes the issuance of "blank check" preferred stock (that is, preferred stock which our board of directors can create and issue without prior stockholder approval) with rights senior to those of our common stock. Furthermore, we have a staggered board of directors. These provisions, together with certain provisions of Nevada law limiting the voting rights of an acquirer of a controlling interest in a Nevada corporation (such as ourselves), as well as restrictions on certain business combinations (including certain mergers and exchanges), could delay or impede a merger, tender offer or other transaction resulting in a change in control, even if such a transaction would have significant benefits to our stockholders. As a result, these provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Management has discretion over the use of proceeds.

Management has broad discretion over the use of proceeds from the exercise of options and warrants. We may use the proceeds in ways that do not improve our operating results or the market value of our securities. We have significant flexibility as to the timing and the use of the proceeds. You will rely on our judgment with only limited information about our specific intentions regarding the use of proceeds. We may spend most of the net proceeds received from the exercise of warrants in ways with which you may not agree. If we fail to apply these funds effectively, our business, results of operations and financial condition may be materially and adversely affected.

Our securities may trade below the offering price.

The offering price per share of our securities registered in this Registration Statement has been determined through negotiations between the Selling Stockholder and the purchasers and does not necessarily relate to any established criteria of value. We cannot assure you that the trading price of our securities will equal or exceed the offering price.

The trading price of our common stock has experienced fluctuation in the past and may continue to do so in the future.

The stock market in recent years has experienced significant price and volume fluctuations that have affected market prices for the stock of technology companies. These fluctuations have often been unrelated to or disproportionately affected by the operating performance of these companies. The market price of our common stock could fluctuate significantly after this registration in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:

•	quarterly operating results falling below or exceeding analysts' or investors' expectations in any given period;

•	changes in financial estimates or investment recommendations by securities analysts following our business;
•	changes in market valuations of, or earnings and other announcements by, our competitors;
•	announcements by our competitors of new technological innovations, service offerings, contracts, acquisitions or strategic relationships;
•	departures of key personnel; and
•	changes in business or regulatory conditions.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were to be involved in securities litigation, we could incur a substantial cost and experience diversion of resources and the attention of management away from our business. We cannot predict the future performance of the capital markets in general and the technology stocks in particular, and we cannot assure you that the price for our common stock will not drop significantly subsequent to this offering, whether related to our business or to the capital markets generally.

Our investment in AONet International S.r.L. was forfeited.

 We had spent a significant amount of money and management effort in acquiring and owning 51% of AONet. We continue to be involved in discussions with the owners of AONet, although it is uncertain if any positive outcomes may occur, however, this activity may continue to be a significant distraction of management’s attention.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

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

Item 3. Legal Proceedings

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company. There have been no changes to the existing status of any litigation issues since the date of the Company’s last filing.

Item 4. Submission of matters to a vote of security holders

An Annual Meeting of Shareholders was held on June 28, 2006. Three matters were voted upon at the Annual Meeting of Shareholders. Votes were solicited via proxies pursuant to Regulation 14 under the Securities Act of 1934.

1.
A vote was held for the uncontested reelection of Mr. Seymour Jones as Director. The total number of votes cast was 3,269,246 with 3,229,254 voted in favor and 39,992 withheld. The conclusion was that this vote passed.

2.
A vote was held for the uncontested reelection of Mr. Joseph Peters as Director. The total number of votes cast was 3,269,246 with 3,209,899 voted in favor and 59,347 withheld. The conclusion was that this vote passed.

3.
A vote was held to amend the Amended and Restated Article of Incorporation to increase the number of authorized shares of Common Stock from 9,375,000 to 25,000,000 and to increase the number of authorized Preferred Stock from 18,750 to 50,000. The total number of votes cast was 1,382,095 with 995,038 voted in favor, 385,297 voted against and 1,760 abstained. There were a total of 1,887,151 shares not voted. The conclusion was that this vote did not pass.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company trades on the NASDAQ Small Cap Market under the symbol “MSGI.” Prior to December 29, 2003, the Company traded under the symbol “MKTG”. The following table reflects the high and low sales prices for the Company’s common stock for the fiscal quarters indicated, as furnished by the NASDAQ:

	Low	High
Fiscal 2006
Fourth Quarter	$2.52	$4.51
Third Quarter	3.05	4.42
Second Quarter	2.31	4.89
First Quarter	4.54	6.61
Fiscal 2005
Fourth Quarter	$4.35	$8.25
Third Quarter	5.80	10.20
Second Quarter	5.42	9.38
First Quarter	3.60	7.00

On February 7, 2005, the Board of Directors approved a two-for-one forward split of the common stock. Par value of the common stock remained $.01 per share and the number of authorized shares of common stock remained at 9,375,000 shares. The stock split was effective March 9, 2005. The effect of the stock split has been reflected in the balance sheets and in all share and per share data in the accompanying condensed consolidated financial statements and Notes to Financial Statements. Stockholders’ equity accounts have been retroactively adjusted to reflect the reclassification of an amount equal to the par value of the decrease in issued common shares from common stock account to paid-in-capital.

As of June 30, 2006, there were approximately 910 registered holders of record of the Company’s common stock.

The Company has not paid any cash dividends on any of its capital stock in at least the last six years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

The selected historical consolidated financial data for the Company presented below as of and for the five fiscal years ended June 30, 2006 have been derived from the Company’s consolidated financial statements. This financial information should be read in conjunction with management’s discussion and analysis (Item 7) and the notes to the Company’s consolidated financial statements (Item 8). Due to the evolving nature of our business, the information presented below may not be indicative of future financial condition or results of operations.

	Historical
	Years ended June 30,
	(In thousands, except per share data)

	2002		2003		2004		2005 (12)	2006 (12)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues (1)	$-		$-		$-		$631	$127
Amortization and depreciation	$41		$-		$-		$120	$199
Income (loss) from operations	$(11,059)	(2)	$2,072)	(6)	$(2,335)		$(6,777)	$(8,737)
Income (loss) from continuing operations	$(11,075)		$2,977		$(2,087)		$(6,431)	$(13,132)
Gain (loss) from discontinued operations (5)	$(54,711)	(3)	$(517)	(7)	$(1,224)		$(325)	$(2,038)
Net income (loss)	$(65,683)		$(2,615)	(8)	$(3,311)		$(6,756)	$(15,170)
Net income (loss) available to common stockholders	$(66,096)	(4)	$11,356	(9)	$(3,030)	(10)	$(6,872)	$(15,348)

Income (loss) per common share-basic and diluted (11) :
Continuing operations	$(7.45)		$7.39		$(0.78)		$(1.90)	$(3.43)
Discontinued operations	(35.79)		(0.27)		(0.53)		(0.09)	$(0.52)
Cumulative effect of change in accounting	-		(2.21)		-		-	$-
	$(43.24)		$4.91		$(1.31)		$(1.99)	$(3.95)

Weighted average common shares outstanding - diluted basis	1,528	2,294	2,316	3,460	3,885

OTHER DATA:

Net cash used in continuing operations:	$(7,433)	$(4,409)	$(2,620)	$(4,019)	$(3,091)
Net cash provided by (used in) investing activities:	$74	$13,420	$2,449	$(4,936)	$(1,224)
Net cash provided by (used in) financing activities:	$(6,027)	$12,022	$1,445	$6,800	$3,987
Net cash provided by (used in) discontinued operations	$(56,576)	$(130)	$614	$(266)	$(651)

	Historical As of June 30,
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA:	2002	2003	2004	2005 (12)	2006 (12)
Cash and cash equivalents	$3,802	$661	$2,549	$112	$-
Working capital (deficit)	$(1,363)	$(3,789)	$1,596	$(1,259)	$(8,540)
Total intangible assets	$-	$-	$490	$204	$108
Total assets	$47,596	$7,648	$5,288	$12,098	$4,618
Total long term debt, net of current portion	$176	$-	$-	$887	$-
Total stockholders’ equity (deficit)	$1,390	$3,108	$2,201	$4,880	$(3,986)

(1)	All prior periods presented have been reclassified and revenue from its list sales and services product line and AONet operations has been reclassified as part of discontinued operations.

(2)	Loss from operations includes an impairment write-down of goodwill of $6,500 and a write-down of abandoned leased property of $6,400.

(3)	Net loss includes an extraordinary item of $4,859 for a loss on early extinguishments of debt.

(4)	Net loss available to common stockholders includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

(5)
Effective July 31, 2001, the Company sold Grizzard Communications Group, Inc. The results of operations for Grizzard are no longer included in the Company’s results from the date of sale. Amounts have been reclassified to discontinued operations.

In December 2002, the Company completed the sale of substantially all of the assets related to its direct list sales and database services and website development and design business held by certain of its wholly owned subsidiaries (the “Northeast Operations”) to Automation Research, Inc. for approximately $10.4 million in cash plus the assumption of all directly related liabilities. The results of the operations are no longer included in the company’s results from the date of sale. Amounts have been reclassified to discontinued operations.

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., (“MKTG Teleservices”) to SD&A Teleservices, Inc. (“SDA”), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment. The results of the operations are no longer included in the company’s results from the date of sale. Amounts have been reclassified to discontinued operations.

(6)
On March 21, 2006, the Company forfeited its 51% ownership interest in AONet International S.r.L. Amounts have been reclassified to discontinued operations for the period of our ownership (June 1, 2005 through March 31, 2006).

Income from operations includes a gain on termination of lease of $3.9 million.

(7)	In December 2002, the Company sold certain assets of the Northeast Operations for a loss of $0.2 million

(8)
Net loss includes a gain from settlement of lawsuit of $1.0 million and a loss from a cumulative effect of change in accounting of $5.1 million in connection with the adoption of SFAS No. 142 for its former list sales and database marketing and website development and design business.

(9)	Net gain / (loss) available to common shareholders contains a gain (deemed dividend) on redemption of preferred stock of $13.9 million.

(10)	Net income available to common shareholders includes a gain on redemption of preferred stock of a discontinued operation of $0.3 million

(11)
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

(12)	Unaudited

Item 7. Management’s Discussion and Analysis

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

•	Revenue Recognition
•	Accounts Receivable

•	Accounting for Income Taxes
•	Use of Estimates
•	Equity based compensation
•	Investments in unconsolidated entities

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

Accounts Receivable

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer’s credit worthiness, and age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of long lived assets, deferred tax valuation allowance, valuation of stock options, warrants and debt features, fair value of net assets acquired and the allowance for doubtful accounts. Actual results could differ from those estimates.

Equity Based Compensation:

We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share−Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the year ended June 30, 2006 was approximately $533,000 of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25.

Investments in Non-Consolidated Companies:

The Company accounts for its investments under the cost basis method of accounting if the investment is less than 20% of the voting stock of the investee, or under the equity method of accounting if the investment is greater than 20% of the voting stock of the investee. Investments accounted for under the cost method are recorded at their initial cost, and any dividends or distributions received are recorded in income. For equity method investments, the Company records its share of earnings or losses of the investee during the period. Recognition of losses will be discontinued when the Company’s share of losses equals or exceeds its carrying amount of the investee plus any advances made or commitments to provide additional financial support.

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on other than a temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

Overview

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

This document is filed without a report from our registered independent public accountants as they have not yet completed their audits as of June 30, 2006 and 2005 and for the three years ended June 30, 2006.

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., (“MKTG Teleservices”) to SD&A Teleservices, Inc. (“SDA”), a wholly owned subsidiary of the Robert W. Woodruff Arts Center, Inc. for approximately $3.3 million in cash plus the assumption of certain directly related liabilities, subject to a final working capital adjustment based on net tangible assets as of the date of sale. The Company recognized a loss on disposal of discontinued operations of approximately $.9 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred.

On April 10, 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. On July 1, 2005, MSGI and its subsidiary FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the “Agreement”) with Future Developments, Ltd. (“FDL”), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. In connection with this transaction, the technology and intellectual property associated with this business was transferred to FDL (in which we have no ownership interest) and we impaired substantially all of our assets related to our investment.

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

On December 1, 2004, the Company entered into a Subscription Agreement with Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy, to acquire 66,632 shares of common stock of Excelsa, par value of 1.0 Euro per share, representing 4.5% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. MSGI acquired the Common Stock for an aggregate purchase price of $1,751,319, including approximately $84,000 of acquisition costs.

On January 3, 2005, the Company entered into an additional Subscription Agreement with Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy, to acquire an additional 135,381 shares of common stock of Excelsa, par value of 1.0 Euro per share, for a purchase price of approximately $2.0 million dollars, representing 8.4% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. The shares acquired, in the aggregate with the original shares acquired in December 2004 (Note 5), represent 12.5% of the issued and outstanding shares of Common Stock of Excelsa on a fully diluted basis. Excelsa has represented to the Company that it will not solicit, initiate, consider, encourage or accept any other proposals or offers from any person relating to any acquisition or purchase of all or any portion of the capital stock or assets of Excelsa or any of its subsidiaries nor will it enter into any merger, consolidation, business combination, recapitalization, reorganization or other extraordinary business transaction involving or related to Excelsa or any of its subsidiaries for the period from the date of execution of the subscription agreement through December 31, 2005.

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51 percent of Excelsa’s issued and outstanding common stock, to acquire 262,500 shares of Excelsa common stock at no additional consideration by MSGI. After giving effect to such issuance, and together with the 66,632 shares of Excelsa common stock already owned by Excelsa, MSGI owns approximately 19.5 percent of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method of accounting.

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International srl (“AONet”), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet’s equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro, of which 600,000 Euro has been paid to date (100,000 Euro on May 17, 2005, 250,000 Euro on June 1, 2005 and 250,000 on October 2, 2005) and the remainder is payable in two equal installments of 250,000 Euro due on each of December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date.

In April 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement of AONet International, S.r.l. which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company. As such, the operations and cash flows of AONet have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations, and all amounts have been reclassified into discontinued operations.

Results of Operations Fiscal 2006 Compared to Fiscal 2005

As of the year ended June 30, 2006 (the “Current Period”), the Company realized revenues in the amount of approximately $127,000 from the sales of Innalogic products for several unique projects. One domestic security organization represented a substantial portion of such revenues and revenues to Excelsa represented the majority of the remaining 2006 revenues. We expect sales to grow as the technology becomes more well-known if we can increase our sales organization. All revenues generated by previously owned subsidiaries and AONet during the fiscal year ended June 30, 2004 through 2006, have been reclassified to a single line presentation of Loss from Discontinued Operations on the Consolidated Statement of Operations. Revenues declined from the 2005 (“Prior Period”) levels of approximately $631,000 due to the timing of the orders. The Company’s ability to secure and fulfill orders was significantly impacted by the lack of resources during the Current Period.

Costs of goods sold of approximately 38,000 in the Current Period and approximately $206,000 in the Prior Period consisted primarily of the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer. As a percentage of sales, the gross profit margin remained relatively consistent. All costs of goods sold recognized by previously owned subsidiaries during the fiscal year ended June 30, 2004, (the “Prior Period”), have been reclassified to Loss from Discontinued Operations on the Consolidated Statement of Operations.

Research and development expenses were approximately $180,000 in the Prior Period. The Company recognized research and development costs associated with certain product development activities in the Future Developments America, Inc subsidiary. As a result of our renegotiation of our relationship with the founders of FDA at the end of the Prior Period, we do not expect to incur research and development costs for that business in the future. However, we may invest in research and development projects for our other operations.

Salaries and benefits of approximately $2.0 million in the Current Period increased by approximately $0.3 million or 21% over salaries and benefits of approximately $1.7 million in the Prior Period. Salaries and benefits increased due to an increase in headcount to support the planned expansion of operations in Italy and as a result of newly hired corporate personnel. Certain of the employees related to the operations in Italy have subsequently been dismissed or their involvement reduced.

The Company recognized non-cash employee compensation expenses of approximately $1.5 million in the Current Period compared to expense of approximately $1.8 million in the Prior Period. The Prior Period charge is primarily in recognition of the fair market value of stock options granted to certain employees and directors granted at an exercise price below market value at the measurement date as accounted for under Accounting Principles Board No. 25. The Current Period charge is the result of the adoption of SFAS No. 123(R) and the resultant recognition of expense related to unvested stock awards.

The Company recognized an expense for the provision for loss on a note receivable from the Chief Executive Officer of the Company. The collection of this note by its October 15, 2006 due date is uncertain. There was no such cost in the Prior Period.

Selling, general and administrative expenses of approximately $3.8 million in the Current Period increased by approximately $1.1 million or 41% over comparable expenses of $2.7 million in the Prior Period. The increase is due primarily to the expense of approximately $500,000 related to the unsuccessful VeriSign relationship, as well as increased travel, marketing, and business development expenses in connection with the completion of the recent acquisitions and subsequent integration. Professional fees also increased as a result of the expansion of our operations.

During the Prior Period the Company entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the “Agreement”) on July 1, 2005 with Future Developments, Ltd. (“FDL”), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. (“FDA”) held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. Previously booked goodwill and other intangibles of $490,000 and $268,000 respectively, associated with the Company’s original investment in FDA was deemed impaired as of June 30, 2005 as a result of the transaction.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $200,000 as a result of writing-off certain abandoned fixed assets and a full year of depreciation for Innalogic assets, whereas the Company had a lesser amount of depreciable or amortizable assets in the Prior Period.

Interest income of approximately $70,000 represents primarily the interest earned on the promissory note from the Chief Executive Officer, and earnings from cash investments.

Interest expense of approximately $4.5 million is primarily due to debt transactions entered into during the Current Period and the value of certain equity instruments granted to note holders in contemplation of debt defaults and the issuances of extensions and waivers. As a result of continued defaults, the Company accelerated the amortization of deferred financing costs and other interest costs, such that most of said items were fully recognized in interest expense at June 30, 2006

During the Prior Period the Company recognized a gain on an early termination of a lease of a discontinued operation of approximately $70,000. The property lease was terminated and previously booked reserves for abandoned properties were reversed against the cash settlement paid.

The net provision for income taxes of approximately $34,000 in the Current Period increased by approximately $22,000 over net provision for income taxes of approximately $12,000 from the Prior Period, primarily due to provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations item of approximately $13.1 million in the Current Period increased by $6.7 million over a comparable loss of $6.4 in the Prior Period.

The loss from discontinued operations-AONet represents our share of the results of the operations of AONet for the period in which we consolidated their operations in our financial statements. For the Prior Period, we recognized one month of AONet’s operations. The loss on disposal of discontinued operations-AONet represents the write-down of the remaining book value of assets and liabilities associated with the AONet operations to nil as of April 1, 2006, the date we defaulted on the required debt service payment and forfeited our ownership.

The loss from discontinued operations-other of approximately $5,000 in the Current Period is the result of a write-off of a facility rent deposit for a former subsidiary. The losses from discontinued operations-other of approximately $181,000 in the Prior Period are primarily the result of trailing expenses related to the sale of MKTG Teleservices, Inc. Of this loss, approximately $75,000 is due to the negotiation of an early payment to MSGI of a note receivable by the purchaser of MKTG Teleservices and approximately $59,000 is due to a transfer fee for certain operational software licenses.

As a result of the above, net loss of approximately $15.2 million in the Current Period increased by approximately $8.4 million over comparable net loss of $6.8 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $178,000 as compared to $117,000 in the Prior Period. This pertains to the issuance of the Company’s Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock.

As a result of the above, net loss attributable to common shareholder of approximately $15.3 million in the Current Period increased by approximately $8.5 million over comparable net loss of $6.8 million in the Prior Period.

Results of Operations Fiscal 2005 Compared to Fiscal 2004

As of the year ended June 30, 2005 (the “Current Period”), the Company realized revenues in the amount of approximately $631,000. Sales of Innalogic products for several unique projects commenced in fiscal 2005. One domestic security organization represented a substantial portion of such sales.

Costs of goods sold of approximately $206,000 in the Current Period consisted primarily of the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer.

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

Salaries and benefits of approximately $1.7 million in the Current Period increased by approximately $1.3 million or 325% over salaries and benefits of approximately $0.4 million in the Prior Period. Salaries and benefits increased due to an increase in headcount as a result of acquisitions of new majority owned operations (approximately $700,000 at Innalogic for the ten months of operations in this Current Period) as well as increased headcount as a result of newly hired corporate support personnel.

The Company recognized non-cash employee compensation expenses of approximately $1.8 million in the Current Period with no comparable expense in the Prior Period primarily in recognition of the fair market value of stock options granted to certain employees and directors granted at an exercise price below market value at the measurement date as accounted for under Accounting Principles Board No. 25.

Selling, general and administrative expenses of approximately $2.7 million in the Current Period increased by approximately $0.9 million or 50% over comparable expenses of $1.8 million in the Prior Period. The increase is due primarily to the acquisition of new operations (approximately $470,000 at Innalogic for the ten months of operations in this period) during the Current Period and added professional fees associated with the expanded businesses.

During the Current Period the Company entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the “Agreement”) on July 1, 2005 with Future Developments, Ltd. (“FDL”), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. (“FDA”) held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. Previously booked goodwill and other intangibles of $490,000 and $268,000, respectively, associated with the Company’s original investment in FDA was deemed impaired as of June 30, 2005 as a result of the transaction.

During the Current Period the Company recognized a gain on an early termination of a lease of a discontinued operation of approximately $70,000. The property lease for the former subsidiary WiredEmpire, Inc. was terminated and previously booked reserves for abandoned properties were reversed against the cash settlement paid.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $120,000 as a result of purchasing fixed assets and acquiring for Innalogic and AONet, whereas the Company had no depreciable or amortizable assets in the Prior Period.

Interest income of approximately $32,000 in the Current Period decreased by approximately $88,000 or 73% over interest income of approximately $120,000 in the Prior Period. Net interest income decreased primarily due to a decrease in average cash balances during the Current Period.

Interest expenses in the Prior Period related to balances in notes payable which were since repaid.

As a result of the above, loss from continuing operations item of approximately $6.4 million in the Current Period increased by $4.3 million over a comparable loss of $2.1 in the Prior Period.

The loss from discontinued operations-AONet represents our share of the operations of AONet for the period of our ownership of a 51% interest from June 1 through June 30, 2005.

The loss from discontinued operations-other of approximately $181,000 in the Current Period are the primarily result of trailing expenses related to the sale of MKTG Teleservices, Inc. Of this loss, approximately $75,000 is due to the negotiation of an early payment to MSGI of a note receivable by the purchaser of MKTG Teleservices and approximately $59,000 is due to a transfer fee for certain operational software licenses. The loss from discontinued operations in the Prior Period is the results of loss incurred during the respective periods from MKTG Teleservices, Inc. and the Northeast Operations which have been sold.

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

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $116,000. This pertains to the issuance of the Company’s Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock.

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

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity and debt transactions. At June 30, 2006, the Company had no cash and cash equivalents and was in default of debt agreements. The Company does not believe that existing financing will meet their current working capital and debt service requirements.

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. There can be no assurances that the strategic transactions can or will be completed. The advances bear interest at a rate of 8% and amounts to $1,381 for the year ended June 30, 2006.

The Company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations.

The Company realized a loss from continuing operations of approximately $13.1 million in the Current Period. Cash used in operating activities from continuing operations was approximately $3.1 million. Net cash used in operating activities principally resulted from the loss from continuing operations offset by an increase trade accounts payable and accrued liabilities in the Current Period.

In the Current Period, the Company was provided net cash of approximately $4.3 million from the issuance of debt instruments. These instruments bear interest ranging from 8% - 30%. Substantially all of these instruments are due within 12 months or are already in default. See discussion of debt terms below.

In the Current Period net cash of approximately $651,000 was used in discontinued operations.

Our contractual obligations are summarized in the table below

	Payments Due (In thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More Than 5 years

Operating leases	1,126	386	720	20	-

Leases: The Company leases various office space and equipment under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of June 30, 2006 are as follows:

Rent Expense

2007	$386,000
2008	240,000
2009	240,000
2010	240,000
Thereafter	20,000
$1,126,000

Of such lease commitments, $1,100,000 is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

Debt:

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement. The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. In January 2006, this Agreement was further amended with a Letter Agreement in conjunction with additional short-tem notes the Company entered into with the same investors (see below), which allows the Company to meet its payment obligations under the terms of the Callable Secured Convertible Notes for the months of January, February and March 2006 by issuing 22,000 shares of the Company’s common stock per month, due on the last day of each month. The Letter Agreement also allows for the issuance of 9,000 shares of the Company’s common stock as a partial payment against the obligation due for the Callable Secured Convertible Notes for the month of April 2006. Also, in January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the noteholders, whereby, the common stock of MSGI owned by the Chief Executive Officer (Approximately 190,000 shares) was pledged as additional collateral for the notes. As of June 30, 2006, the Company issued 75,000 shares of its common stock per the terms of the Letter Agreement. Through a combination of cash payments ($211,253) and issuance of shares of common stock, the principal balance of the $3.0 million of the notes was reduced to $2,574,597 as of June 30, 2006. On June 7, 2006 the Company entered into a waiver agreement providing for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In connection with the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which ws recognized as additional interest expense. Because of the default of the terms of the notes, the amortization of all deferred financing costs, beneficial conversion costs and interest were accelerated to be recognized by June 30, 2006. As of June 30, 2006 the Company is in technical default of the payment terms of the Callable 8% Secured Convertible Notes.

Other Notes Payable:
Other Notes payable consist of the following as of June 30, 2006:

December 2005 Note Payable	$250,000
January 2006 Note Payable	$600,000
Notes Payable to vFinance Investment,
net of discount of $382,676	$592,427

Total	$1,442,427

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006.

During January 2006, the Company entered into a short-term note in the amount of $300,000. This loan bore interest at a rate of 12%. The annual interest amount was due in full even if early payment of principal. The entire principal and interest of $336,000 was paid in full on January 24, 2006.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the Callable Secured Convertible Notes. The short-term notes have an aggregate principal amount of $500,000. The loans bear interest at a rate of 20% through April 19, 2006 and have an annual imputed interest rate of 80%. In connection with the above mentioned letter of amendment, the aggregate principal and interest of $600,000 ws due July 14, 2006. Such payment was not made. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The Company computed the value of the warrants as $1,645,194 using the Black-Scholes methodology, which value is being amortized over the term of the note. The warrants carry an exercise price of $4.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. Escrow agent fees in the amount of $20,000 were paid to Kreiger & Prager LLP as escrow agent. Other closing fees in the amount of $6,090 and finders fees of $40,000 were also paid. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company’s common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance.

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. There can be no assurances that the strategic transactions can or will be completed. The advances bear interest at a rate of 8% and amounts to $1,381 for the year ended June 30, 2006.

Acquisition and disposition of AONet International srl:

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl (“AONet”), a company organized under the laws of the Republic of Italy, representing 51% of all of AONet’s equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro ( of which 350,000 Euro has been paid through June 30,,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date.

Effective March 31, 2006, MSGI defaulted on its required payments to the seller of AONet majority interest to us. As a result, the Company forfeited its ownership interest. Further, VeriSign has not pursued the development of the Italian marketplace. As a result, we have impaired all of our assets related to these investments and have reclassified the results of AONet as a discontinued operation.

Preferred Stock:

Series F
On November 10, 2004 the Company entered into and closed on definitive agreements with certain strategic investors for the purchase of 9,375 shares of Series F Convertible Preferred Stock at $320.00 per share for gross proceeds of approximately $3 million. On an as converted basis, the Series F Convertible Preferred Stock in this transaction equates to approximately 461,538 shares of Common Stock at a price of $6.50 per share. In connection with the issuance of the preferred stock, warrants were be issued to the investors to purchase approximately 230,770 shares of Common stock at an exercise price of $8.125 per share. Also, in connection with the issuance of the preferred stock, warrants will be issued to the placement agent to purchase approximately 27,692 shares of Common Stock at an exercise price of $6.50. Purchasers were also be granted five year warrants to purchase the number of shares of Common Stock equal to 0.50 multiplied by the number of Series F Convertible Preferred Stock purchased multiplied by the 49.23076 conversion rate, at an exercise price equal to 25% above the conversion price of the Series F Convertible Preferred Stock. The placement agent was granted five year warrants to purchase the number of shares of Common Stock equal to 6% of the number of Series F Convertible Preferred Stock sold multiplied by the conversion rate of 49.23076, at an exercise price equal to the conversion price of the Series F Convertible Preferred Stock. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock.

On June 6, 2005, the Company filed a registration statement on Form S-3 in order to register the shares of the Company’s common stock underlying the Series F Convertible Preferred Stock. As a result of filing the registration statement later than 180 days past the November 10, 2004 closing date of the definitive agreements for the purchase of the Series F Convertible Preferred Stock, per the terms of definitive agreements the Company issued approximately 469 additional shares of Series F Convertible Preferred Stock as a penalty. These additional shares carry all rights of the original shares issued. The registration statement became effective on July 21, 2005. During fiscal year 2006, 5,813 of the shares of the Series F Convertible Preferred Stock was converted into 286,189 shares of common stock.

Summary of Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning July 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of the Interpretation. The Company is evaluating the potential effects the Interpretation may have on its consolidated financial position or results of operations, but no material consequence is expected.

Item 7 (a). Quantative and Qualitative Disclosure about Market Risk

MSGI has obtained certain debt instruments bearing fixed interest rates. There may be risk associated with the interest rates applied to these debt instruments, should the rates drop significantly below the fixed price. There is also and additional penalty rate charged for certain debt instruments which are in default and, as a result of such defaults, we are currently bearing this additional interest.

Item 8 - Financial Statements and Supplementary Data

The Consolidated Financial Statements required by this Item 8 are set forth as indicated in the index following Item 14(a)(1).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Reconta Ernst & Young S.p.A. audited the financial statements of AONet International S.r.L. as of June 30, 2005 and for the one month then ended, and issued their report dated October 5, 2005, and which report was unqualified but did contain an explanatory paragraph with respect to the uncertainty of AONet International S.r.L.’s ability to continue as a going concern. During fiscal year 2006, MSGI was informed that Reconta Ernst & Young S.p.A. was resigning from this engagement and would not reissue their opinion on the 2005 financial statements of AONet International S.r.L.

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

Scope of the Controls Evaluation. The evaluation made by our CEO and principal financial officer of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements andcorrections) as conditions warrant.

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

On October 13, 2006, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), preliminarily informed us and our Audit Committee of the Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board). AP&M noted:

•
a lack of sufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions.

•	The Company could not make the appropriate arrangements to allow the financial statements of our Italian investment (AONet International S.r.L.) to be audited on a timely basis.
•	The Company has undertaken several recent business ventures without having done sufficient due diligence to be able to fully understand and fund the financial requirements thereof.
•	The limited size of the accounting department makes it impracticable to achieve an optimum separation of duties.
•	There are no formal documented closing and reporting calendar and checklists.
•	There are no uniform policies with respect to the accounting policies utilized by all subsidiaries.
•	The Whistleblower policies should be disseminated to all employees worldwide.
•
There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes, especially as the company continues its growth and expansion overseas.

•	Documentation of certain transactions was not completed on a timely basis.

It is the Company's intention to increase the staffing levels of the accounting department as the business rebuilding efforts currently undertaken continue and the demands on the accounting staff increase.

In accord with SEC requirements, our CEO and principal financial officer each have confirmed that, during the most recent fiscal quarter and since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our Disclosure Controls are currently not sufficiently effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer, particularly during the periods when our periodic reports are being prepared and as of the fiscal reporting period ended June 30, 2006. Our CEO and principal financial officer also concluded that our Disclosure Controls are currently not sufficiently effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a current and temporary lack of adequate resources and personnel. The Company intends to take action to hire additional staff and develop the adequate policies and procedures with said enhanced staff to ensure that adequate Disclosure Controls are in place to allow for effective and timely management and reporting.

Item 9B - Other information
None

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

3.9	Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of Marketing Services Group, Inc. (q)
3.10	Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series E Convertible Preferred Stock of Marketing Services Group, Inc. (r)
3.11	Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, Inc. (a)
10.1	1991 Stock Option Plan (d)
10.2	Security Agreement between Milberg Factors, Inc. and Metro Services Group, Inc. (j)
10.3	Security Agreement between Milberg Factors, Inc. and Stephen Dunn & Associates, Inc. (k)
10.4	J. Jeremy Barbera Employment Agreement (t)
10.5	Rudy Howard Employment Agreement (t)
10.6	Stephen Killeen Employment Agreement (t)
10.7	Form of Private Placement Agreement (j)
10.8	Purchase agreement dated as of December 24, 1997, by and between the Company and GE Capital (l)

10.9	Stockholders Agreement by and among the Company, GE Capital and certain existing stockholders of the Company, dated as of December 24, 1997 (l)
10.10	Registration Rights Agreement by and among the Company and GE Capital, dated as of December 24, 1997 (l)
10.11	Warrant, dated as of December 24, 1997, to purchase shares of Common Stock of the Company (l)
10.12	First Amendment to Preferred Stock Purchase Agreement Between General Electric Capital Corporation and Marketing Services Group, Inc. (o)
10.13	Promissory note (o)
10.14	Warrant Agreement (o)
10.15	Second Amendment (p)
10.16	Warrant Agreement between Marketing Services Group, Inc. and Marshall Capital Management, Inc. (q)
10.17	Warrant Agreement between Marketing Services Group, Inc. and RCG International Investors, LDC. (q)
10.18	Registration Rights Agreement by and Among The Company, RCG International Investors, LDC and Marshall Capital Management, Inc. (q)
10.19	Securities Purchase Agreement by and Among The Company, RCG International Investors, LDC and Marshall Capital Management, Inc. (q)
10.20	Credit Agreement Among Grizzard Communications, Inc. and Paribas (s)
10.21	Firstream Letter Agreement (b)
10.22	Steven Killeen Termination Agreement (b)
10.23	Standstill Agreement between MKTG Services, Inc. and Castle Creek Technology Partners LLC (u)
10.24	Standstill Agreement between MKTG Services, Inc. and RCG International Investors, LDS (u)
10.25	Letter Amendment to Standstill Agreement between MKTG Services, Inc. and Castle Creek Technology Partners LLC(v)
10.26	Letter Amendment Standstill Agreement between MKTG Services, Inc. and RCG International Investors, LDS(v)
21	List of Company's subsidiaries (a)
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Included in the Company's Report on Form 10K- for the fiscal year ended June 30, 2004

(b)	Incorporated by reference to the Company's Report on Form 10K- for the fiscal year ended June 30, 2001

(c)	Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-45192

(d)	Incorporated by reference to the Company's Registration Statement on Form S-8, Registration Statement 333-30839

(e)	Incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995

(f)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995

(g)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1996

(h)	Incorporated by reference to the Company's Report on Form 8-K dated June 7, 1996

(i)	Incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996

(j)	Incorporated by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997

(k)	Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997

(l)	Incorporated by reference to the Company's Report on Form 8-K dated January 13, 1998

(m)	Incorporated by reference from the Company's Registration Statement on Form S-4, Registration Statement No. 33-85233.

(n)	Incorporated by reference to the Company's Report on Form 10-KSB dated June 30, 1998

(o)	Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1999

(p)	Incorporated by reference to the Company's Report on Form 8-K dated August 30, 1999

(q)	Incorporated by reference to the Company's Report on Form 8-K dated February 29, 2000

(r)	Incorporated by reference to the Company's Report on Form 8-K/A dated March 23, 2000

(s)	Incorporated by reference to the Company's Report on Form 10-Q dated May 16, 2000

(t)	Incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000

(u)	Incorporated by reference to the Company's Report on Form 8-K dated February 19, 2002

(v)	Incorporated by reference to the Company's Report on Form 8-K dated July 30, 2002

(b)	Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chief Executive Officer

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer and Principle Financial Officer

Date: October 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive Officer	October 13, 2006
J. Jeremy Barbera	(Principal Executive Officer)

/s/ John T. Gerlach	Director	October 13, 2006
John T. Gerlach

/s/ Seymour Jones	Director	October 13, 2006
Seymour Jones

/s/ Joseph Peters	Director	October 13, 2006
Joseph Peters

/s/ David Stoller	Director	October 13, 2006
David Stoller

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
[Items 14]

(1) FINANCIAL STATEMENTS:	Page
Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets as of June 30, 2006 and
June 30, 2005 (Unaudited)	43

Consolidated Statements of Operations
Years Ended June 30, 2006 2005 and 2004 (Unaudited)	44-45

Consolidated Statement of Stockholders’ Equity
Years Ended June 30, 2006, 2005 and 2004 (Unaudited)	46-47

Consolidated Statements of Cash Flows
Years Ended June 30, 2006, 2005 and 2004 (Unaudited)	48-49

Notes to Consolidated Financial Statements (Unaudited)	50-73

Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the unaudited financial statements or related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE INTENTIONALLY LEFT BLANK

This document is filed without a report from our registered independent public accountants as they have not yet completed their audits as of June 30, 2006 and 2005 and for the three years ended June 30, 2006.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,
(Unaudited)

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$-	$112,649
Accounts receivable, net of allowances of $115,750 and $0	-	100,899
Inventory	50,176	34,023
Other current assets	13,485	89,896
Total current assets	63,661	337,467

Investments in Excelsa S.p.A.	4,066,192	4,063,077
Property and equipment, net	153,041	211,943
Intangible assets, net	108,377	204,139
Related party note receivable	-	1,139,687
Other assets, principally deferred financing costs, net	226,391	21,340
Net assets of discontinued operations	-	6,121,142

Total assets	$4,617,662	$12,098,795

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	8,223	-
Notes payable	1,442,427	-
8% Callable convertible notes payable	2,574,597	-
Advances from strategic partner	300,000	-
Accounts payable-trade	1,536,651	523,570
Accrued expenses and other current liabilities	1,694,642	889,632
Deferred revenues	59,332	-
Current portion of abandoned lease obligation	987,348	183,221

Total current liabilities	8,603,220	1,596,423
Long term portion of abandoned lease obligation	-	887,349
Net liabilities of discontinued operations	-	4,734,318
Total liabilities	8,603,220	7,218,090

Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
4,031.55 and 9,844.8 shares of Series F issued and outstanding
(liquidation preference $1,584,060 and $3,266,535) at June 30, 2006
and 2005, respectively	40	98
Common stock - $.01 par value; 9,375,000 authorized; 4,210,729 and
3,849,540 shares issued; 4,193,067 and 3,831,878 shares outstanding
as of June 30, 2006 and 2005, respectively	42,107	38,495
Additional paid-in capital	238,371,269	233,344,128
Deferred compensation	-	(1,301,974)
Accumulated deficit	(241,005,352)	(225,835,306)
Accumulated other comprehensive income	88	28,974
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)

Total stockholders’ equity (deficit)	(3,985,558)	4,880,705
Total liabilities and stockholders’ equity (deficit)	$4,617,662	$12,098,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,
(Unaudited)

	2006	2005	2004

Revenue	$76,080	$631,480	$-
Revenue - related party	50,750	-	-
Total revenue	126,830	631,480	-
Cost of revenue	38,322	206,230	-
Gross profit	88,508	425,250	-
Operating costs and expenses:
Salaries and benefits	2,004,453	1,663,274	409,919
Research and development	-	180,436	167,940
Non cash compensation	1,523,406	1,774,062	-
Provision for loss on note receivable	1,209,457	-	-
Selling, general and administrative	3,800,702	2,706,735	1,757,187
Gain on termination of lease	-	(70,300)	-
Goodwill impairment	-	490,000	-
Other asset impairment	-	267,840	-
Depreciation and amortization	199,318	120,015	-

Total operating costs and expenses	8,737,336	7,132,062	2,335,046

Loss from operations	(8,648,828)	(6,706,812)	(2,335,046)
Other income (expense):

Interest income	69,770	99,081	119,566
Interest expense	(4,518,373)	(67,313)	(96,641)
Total other income (expense)	(4,448,603)	31,768	22,925

Minority interest in subsidiary	-	255,517	234,483
Loss from continuing operations
before provision for income taxes	(13,097,431)	(6,419,527)	(2,077,638)
Provision for income taxes	34,150	11,900	9,780
Loss from continuing operations	(13,131,581)	(6,431,427)	(2,087,418)
Discontinued operations:
Loss from discontinued operations-AONet	(1,327,952)	(143,526)	-
Loss from disposal of discontinued operations-AONet	(705,976)	-	-
Loss from discontinued operations-other	(4,537)	(181,331)	(211,613)
Loss from disposal of discontinued operations-other	-	-	(1,012,114)
Loss from discontinued operations	(2,038,465)	(324,857)	(1,223,727)
Net loss	(15,170,046)	(6,756,284)	(3,311,145)
Gain on redemption of preferred stock of discontinued
subsidiary	-	-	280,946
Undeclared dividends on preferred stock	177,767	116,199	-
Net loss attributable to common stockholders	$(15,347,813)	$(6,872,483)	$(3,030,199)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
FOR THE YEARS ENDED JUNE 30,
(Unaudited)

	2006		2005	2004

Basic loss per share attributable to common stockholders:
Continuing operations	$	(3.43)	$(1.90)	$(0.78)
Discontinued operations		(0.52)	(0.09)	(0.53)

Basic loss per share attributable to common stockholders		$(3.95)	$(1.99)	$(1.31)

Diluted loss per share attributable to common stockholders:
Continuing operations		$(3.43)	$(1.90)	$(0.78)
Discontinued operations		(0.52)	(0.09)	(0.53)

Diluted loss per share attributable to common stockholders		$(3.95)	$(1.99)	$(1.31)

Weighted average common shares outstanding - basic		3,884,681	3,459,854	2,315,784

Weighted average common shares outstanding - diluted		3,884,681	3,459,854	2,315,784

The accompanying notes are an integral part of these Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(Unaudited)

					Additional		Other	Accumulated Other
	Common Stock		Preferred Stock		Paid-in	Deferred	Comprehensive	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Income(Loss)	Income (Loss)	Deficit	Share	Amount	Totals

Balance June 30, 2003	2,202,396	$22,024	-	-	$220,247,223	-	-	-	$(215,767,877)	(17,662)	(1,393,710)	$3,107,660
Cancellation of minority interest in
preferred stock of discontinued subsidiary					280,946							280,946
Shares issued upon cashless exercise
of warrants	407,790	4,078			(4,078)							-
Shares issued in connection with
private placement of common stock, net
of stock issuance costs of $84,000	450,000	4,500			1,711,500							1,716,000
Options used in connection with
consulting fees					377,363							377,363
Adjustment of fees associated
with redemption of Series E
Preferred Stock					29,756							29,756
Comprehensive loss:
Net loss							$(3,311,145)		(3,311,145)			(3,311,145)
Total comprehensive loss							$(3,311,145)					-

Balance June 30, 2004	3,060,186	$30,602	-	-	$222,642,710	-		-	$(219,079,022)	(17,662)	$(1,393,710)	$2,200,580
Shares issued in connection with
private placement of common stock
net of stock issuance costs of $16,000	50,000	500			183,500							184,000
Shares issued in connection with
the acquisition of Innalogic LLC	100,000	1,000			470,772							471,772
Exercise of stock options	120,000	1,200			718,800							720,000
Shares issued in connection with private
placement of Series F preferred stock,
net of issuance costs of $253,182			9,844	98	2,746,720							2,746,818
Shares issued in connection with private
placement of common stock, net of
stock issuance costs of $217,331	419,354	4,193			3,028,476							3,032,669
Grant of stock options					2,840,150	(2,840,150)						-
Amortization of deferred compensation						1,538,176						1,538,176
Shares issued in connection with the
acquisition of AONet International Srl
net of stock issuance costs of $50,000	100,000	1,000			723,000							724,000
Cash payment for redemption of equity
of Innalogic					(10,000)							(10,000)
Foreign currency translation adjustment							$28,974	28,974				28,974
Net loss							$(6,756,284)		(6,756,284)			(6,756,284)
Total comprehensive loss							$(6,727,310)					-

Balance June 30, 2005	3,849,540	$38,495	9,844	$98	$233,344,128	(1,301,974)		28,974	$(225,835,306)	(17,662)	$(1,393,710)	$4,880,705
Elimination of deferred compensation
upon adoption of SFAS 123(R)					(1,301,974)	1,301,974
Legal fees associated with filing of
a registration statement					(5,104)							(5,104)
Non-cash compensation expense under SFAS 123(R)					1,523,406							1,523,406
Warrants issued to placement agent in
NIR Group financing					57,054							57,054
Warrants issued to notes holders in
NIR Group financing					2,629,600							2,629,600
Beneficial conversion value of NIR
Group 8% convertible notes issued					1,066,377							1,066,377
Warrants issued to placement agent
in vFinance financing					612,240							612,240
Warrants issued to note holders in
vFinance financing					176,114							176,114
Shares of common stock issued to the
NIR Group as payment against
8% convertible notes	75,000	750			272,232							272,982
Conversion of Preferred Series F
shares to common stock	286,189	2,862	(5,813)	(58)	(2,804)
Foreign currency translation adjustment							$(28,886)	(28,886)				(28,886)
Net loss							$(15,170,046)		(15,170,046)			(15,170,046)
Total comprehensive loss							$(15,198,932)					-

Balance June 30, 2006	4,210,729	$42,107	4,031	$40	$238,371,269			$88	$(241,005,352)	(17,662)	$(1,393,710)	$(3,985,558)

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004
(Unaudited)

	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(15,170,046)	$(6,756,284)	$(3,311,145)
Loss from discontinued operations	2,038,465	324,856	1,223,727
Loss from continuing operations	(13,131,581)	(6,431,428)	(2,087,418)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on termination of lease	-	(70,300)	-
Provision for loss on note receivable-related party	1,209,457
Provison for doubtful accounts	115,750	-	-
Write off of license agreement deposit	500,000	-	-
Depreciation	103,855	36,937	-
Amortization	95,762	83,149	-
Amortization of deferred financing costs	482,195	-	-
Non-cash compensation expense	1,523,406	1,538,176	-
Non-cash interest expense	3,909,510	-	-
Non-cash consulting expense	-	235,886	377,363
Goodwill impairment	-	490,000	-
Long lived asset impairment	-	267,840	-
Minority interest in subsidiary	-	(255,517)	(234,483)
Changes in assets and liabilities:
Accounts receivable	(14,851)	(100,899)	-
Inventory	(16,153)	(278,978)	-
Other current assets	76,411	118,397	243,255
Other assets	(14,605)	(5,644)	(3,700)
Deferred revenue	59,332	-	-
Accounts payable - trade	1,013,081	212,148	93,091
Accrued expenses and other liabilities	997,280	141,029	(1,008,505)

Net cash used in continuing operations	(3,091,151)	(4,019,204)	(2,620,397)
Net cash provided by (used in) discontinued operations	243,654	(309,839)	128,190
Net cash used in operating activities	(2,847,497)	(4,329,043)	(2,492,207)
INVESTING ACTIVITIES:
Purchase of investment in Excelsa	(3,115)	(4,063,077)	-
Cash investment in Innalogic LLC	-	(51,402)	-
Purchases of property and equipment	(44,953)	(266,635)	(5,130)
Deposit on license agreement	(500,000)	-	-
Acquisition of AONet, net of cash and note payable	-	(777,375)	-
Proceeds from sale of Teleservices, net of fees	-	225,000	2,524,058
Increase in related party note receivable	(69,770)	(19,674)	(69,704)

Net cash provided by (used in) continuing operations	(617,838)	(4,953,163)	2,449,224
Net cash provided by (used in) discontinued operations	(605,888)	16,830	747,530
Net cash provided by (used in) investing activities	(1,223,726)	(4,936,333)	3,196,754

FINANCING ACTIVITIES:
Proceeds from the issuance of the 8% convertible notes	3,000,000	-	-
Payment of deferred financing costs	(439,473)	-	-
Payments of 8% convertible notes	(136,364)	-	-
Proceeds from notes payable	1,849,585	-	-
Payments of notes payable	(300,000)	-	(201,062)
Advance from strategic partner	300,000	-	-
Proceeds from the issuance of preferred stock, net	-	2,746,818	-
Proceeds from issuance of common stock, net	-	3,816,669	1,199,971
Proceeds from exercise of stock options	-	720,000	-
Proceeds from (repayment of) related party note payable	-	(500,000)	500,000
Repurchase of Innalogic minority interest	-	(10,000)	-
Costs in connection with registration of stock	(5,104)	-	(54,215)
Bank overdraft	8,223	-	-

Net cash provided by continuing operations	4,276,867	6,773,487	1,444,694
Net cash provided by (used in) discontinued operations	(289,407)	26,966	(261,385)
Net cash provided by financing activities	3,987,460	6,800,453	1,183,309
Change in accumulated other comprehensive income	(28,886)	28,974	-
Net increase (decrease) in cash and cash equivalents	(112,649)	(2,435,949)	1,887,856
Cash and cash equivalents at beginning of year	112,649	2,548,598	660,742
Cash and cash equivalents at end of year	$-	$112,649	$2,548,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	COMPANY OVERVIEW AND LIQUIDITY:

Company Overview:

MSGI Security Solutions, Inc. (“MSGI” or the “Company”) is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security and surveillance industry. Substantially all of the Company’s business activity is conducted with customers located within the United States and Italy.

On April 10, 2004, the Company acquired 51% of the outstanding shares of common stock of Future Developments America, Inc. (“FDA”). As of July 1, 2005, the Company acquired the remaining 49% of FDA as part of a restructuring of its investment in this technology (see Note 3.) FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf closed circuit television component (“CCTV”) equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters. FDA also markets a one-of-a-kind Digital Video & Audio Transmitter. The product is a two-component, digital, encrypted, spread spectrum video and audio transmitter receiver set that represents the latest advancement in deploying digital wireless technology for intelligence collection, surveillance and security. The transmitter/receiver has a multitude of applications to many areas of Federal, State and local law enforcement, and to numerous agencies within the U.S. Department of Homeland Security. The Company has not yet sold any FDA products.

On August 18, 2004, the Company acquired a 51% interest in Innalogic, LLC. In August 2005, MSGI’s equity ownership stake in Innalogic LLC increased to 76%. Innalogic LLC is a wireless software product development firm that works with clients to custom-design technology products that meet specific user, functional and situational requirements. Innalogic has a recognized core competency in an area of increasingly vital importance to security: delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public-safety and security applications over wireless or wired networks. Innalogic has the resources and expertise to design and install building-wide wireless networks. The network’s technological foundation is a custom-designed network Command Center utilizing Innalogic’s proprietary SafetyWatch™ software. Innalogic-designed networks integrate with a building’s existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications. Importantly, Innalogic’s wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online.

On June 1, 2005, the Company acquired a 51% interest in the equity ownership interests in AONet International S.r.l. (“AONet”), an Italian company. AONet International Srl is focused primarily on providing outsourcing of data services and business continuity, and its offering of several applications that can be run through the data center, including video surveillance, digital data interception and mass distribution communications Specifically, its data center was to serve as the backbone for the delivery of MSGI’s distribution agreement with Verisign for the promotion and provision of its NetDiscovery application for digital interception. It was expected that the first order under this distribution agreement will commence during October 2005. However, the distribution agreement has not been finalized and during the fourth quarter of fiscal 2006 the amounts advanced to Verisign in pursuit of this license agreement of $500,000 were written off.

On March 31, 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement of AONet International, S.r.l. which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company. As such, the operations and cash flows of AONet have been eliminated from ongoing continuing operations and the Company no longer has continuing involvement in the operations. All amounts have been reclassified into discontinued operations.

Liquidity:

The Company has limited capital resources and has incurred significant historical losses, negative cash flows from operations and has debt agreements in default, all of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes and promissory notes for the next twelve months. Failure of the operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event will be required in order to meet the obligations for the next twelve months. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired during the year are recorded from the date of the respective acquisition (see Notes 3 and 4). Operations of any subsidiaries sold, or where control is lost, or where a plan has been instituted to dispose of an operation are presented as discontinued operations (See Note 4) from such date and the results of those operations and financial position of those operations are reclassified into discontinued operations. Investments in unconsolidated subsidiaries where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis.

Cash and Cash Equivalents:

The Company considers investments with an original maturity of three months or less to be cash equivalents.

Accounts receivable

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services.

Deferred Financing Costs

Deferred financing costs are amortized over the term of its associated debt instrument. If the maturity of the debt is accelerated because of defaults, then the amortization is also accelerated to the default date.

Inventories

Inventories consist primarily of various networking equipment purchased as finished goods from third party vendors to be used as part of the Company’s product offerings. Inventory is recorded at the lower of cost or market.

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

Furniture and fixtures	3 to 7 years
Computer equipment and software	3 to 5 years
Machinery	6 years
Leasehold improvements	shorter of 6-11 years or life of lease

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

Goodwill:

The Company follows Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company does not amortize goodwill and tests its goodwill for potential impairment on an annual basis using a two-step fair value based test.

The first step of the test used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any.

As a result of the investment in FDA (which gave rise to goodwill of $490,000), and the subsequent restructuring of our relationship with the founders of FDA on July 1, 2005 (see Note 3), such goodwill was deemed impaired as of June 30, 2005.

Investments in non-consolidated companies:

The Company accounts for its investments in non-consolidated companies under the cost basis method of accounting if the investment is less than 20% of the voting stock of the investee, or under the equity method of accounting if the investment is greater than 20% of the voting stock of the investee. Investments accounted for under the cost method are recorded at their initial cost, and any dividends or distributions received are recorded in income. For equity method investments, the Company records its share of earnings or losses of the investee during the period. Recognition of losses will be discontinued when the Company’s share of losses equals or exceeds its carrying amount of the investee plus any advances made or commitments to provide additional financial support.

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on an other than temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

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

The Company recorded an asset impairment of $267,840 in the fiscal year ended June 30, 2005. The Company deemed certain assets (see also goodwill impairment above) held by Future Developments America, Inc. (“FDA”) as impaired in connection with the MSGI’s restructuring of our relationship with the founders of FDA on July 1, 2005, based on the analysis of expected future cash flows which was lower than the carrying amount of such assets.

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

Cost of Revenue:

Innalogic costs of revenue are primarily the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer.

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities of FDA. All research and development costs are expenses in the period incurred. Such expense was $180,436 and $167,040 for the years ended June 30, 2005 and 2004, respectively. There was no such expense in 2006.

Segment Information:

The Company believes it has only one reporting segment from continuing operations, the securities technologies segment. The security technologies product and service line, which includes Innalogic and FDA is a new and emerging business and, as such, has limited revenues to report. The operations of AONet which constituted our data center technologies product and service line is now reported as discontinued operations (see Note 4).

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

Use of Estimates:

The preparation of financial statements in conformity with accounting prin-ciples generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of long lived assets, deferred tax valuation allowance, valuation of stock options, warrants and debt features, fair value of net assets acquired and the allowance for doubtful accounts. Actual results could differ from those estimates.

Foreign Currency Transactions:

Assets and liabilities of our European subsidiary, whose functional currency is the Euro, are translated at the prevailing rate at the balance sheet date and revenues and expenses are translated at the average exchange rates prevailing during the period. Gains and losses are recognized in other income as incurred. Unrealized gains or losses are reported as accumulated other comprehensive income within shareholders equity.

Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily accounts receivable.

The Company’s services are provided to a variety of customers, generally located in the continental United States. Two customers accounted for 91% of revenues for the year ended June 30, 2006. One customer accounted for 93% of revenues for the year ended June 30, 2005 and 100% of the accounts receivable balance as of June 30, 2005. No single supplier is considered to be critical to the Company’s ongoing business activities.

A significant portion of cash balances is maintained with one financial institution and may, at times, exceed federally insurable amounts. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Earnings (Loss) Per Share:

On January 22, 2003, the Board of Directors approved an eight-for-one reverse split of the common stock. The stock split was effective January 27, 2003 and the number of authorized shares of common stock was reduced to 9,375,000 shares. On February 7, 2005, the Board of Directors approved a two-for-one split of the common stock of the Company. The stock split was effective March 9, 2005. The effect of the above stock splits has been reflected in the balance sheets and in all share and per share data in the accompanying consolidated financial statements and Notes to Financial Statements.

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 450,000, 807,695 and 127,500 shares for the years ended June 30, 2006, 2005 and 2004, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented. In addition, stock options and warrants with exercise prices above average market price in the amount of 2,448,731, 545,645 and 410,000 shares for the years ended June 30, 2006, 2005 and 2004, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive.Convertible preferred stock in the amount of 4,032 and 9,844 shares for the years ended June 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented. There was no applicable convertible preferred stock at June 30, 2004.

The Company adopted EITF No. 04-8 “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” during fiscal 2006. The Company’s 8% Convertible Notes are convertible at the option of the holder into shares of the Company’s Common Stock once the common stock trades above $6.56 per share for a specified period of time (a market price trigger). EITF 04-08 requires companies with contingently convertible debt instruments to include the dilutive effect of the contingently convertible debt in the diluted earnings per share calculations regardless of whether the market price trigger has been met. The adoption of this statement did not have any effect on earnings per share, since the Company had losses during the period and the effect of the conversion of the notes would have an antidilutive effect.

Employee Stock-Based Compensation:

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share−Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the year ended June 30, 2006 was approximately $533,000 of additional expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 (see Note 15).

Summary of Recent Accounting Pronouncements:

In May 2005, the FASB issued FASB Statement 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The provisions of SFAS 154 require, unless impracticable, retrospective application to prior periods’ financial statements of (1) all voluntary changes in accounting principles and (2) changes required by a new accounting pronouncement, if a specific transition is not provided. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate, which requires prospective application of the new method. SFAS 154 is effective for all accounting changes made in fiscal years beginning after December 15, 2005.

In July 2006, the FASB issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company’s tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning July 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of the Interpretation. The Company is evaluating the potential effects the Interpretation may have on its consolidated financial position or results of operations, but no material consequence is expected.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash, notes receivable, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2006 and 2005.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

3.	ACQUISITIONS OF FUTURE DEVELOPMENTS AMERICA, INC. AND INNALOGIC LLC

Future Developments America, Inc.
On April 10, 2004, MSGI Security Solutions, Inc. (the "Company") completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million in cash, pursuant to a definitive agreement entered into as of April 10, 2004. FDA was a new company and, as such, had no assets or liabilities at the date of the stock purchase by MSGI Security Solutions, Inc. There were no identifiable intangible assets associated with FDA at the date of the transaction. Of the $1.0 million purchase price, $490,000 was identified and booked as goodwill as of June 30, 2004, to recognize the minority interest owner’s equity in the $1.0 million capital contribution. As a result of FDA having no historical operations and corresponding financial results, there is no relevant unaudited pro forma data. The 51% of the results of FDA were included in the Company’s results from April 10, 2004, and during the fourth quarter of the fiscal year ended June 30,2005 the Company began to record 100% of the results of FDA (as the minority interest account became fully exhausted).

As of July 1, 2005, MSGI acquired the remaining 49% interest in FDA pursuant to a negotiation of the Purchase Agreement with the original founders of FDA. The technology and intellectual property that FDA was developing was transferred to FDL, a company controlled by the original founders of the technology. The goodwill amount of $490,000 was deemed impaired as of June 30, 2005. The Company is a non-exclusive licensee in the United States of certain products developed by the previous founders of FDA’s Company, “FDL”, and of other products developed by outside organizations. The Company is also entitled to receive royalties on certain sales of products to others which are marketed by FDL. The Company has not yet generated any revenue with respect to those products.

Innalogic LLC
On August 18, 2004, the Company completed an acquisition of a 51% membership interest in Innalogic, LLC, for an aggregate capital contribution of $1.0 million in cash, pursuant to definitive agreements entered into as of August 18, 2004. Further, subject to the terms and conditions of an Investment Agreement, the Company issued an aggregate of 50,000 unregistered shares of its common stock to Innalogic. These shares were subsequently distributed to the founding members of Innalogic and were recorded as non-cash compensation in the fair value amount of $235,886 in the year ended June 30, 2005 . The Company also issued 50,000 unregistered shares of common stock to certain advisors as compensation for services rendered in connection with the completion of this transaction with a fair value of $235,886. In May 2005, Innalogic acquired the equity interest of one of the members for $10,000 and as a result MSGI’s membership interest increased to 55.33%.

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

The following is a summary of the allocation of the purchase price for the 51% membership interest in Innalogic LLC:

Purchase price paid in cash	$1,000,000
Value of Shares issued	235,886
Value of Finders fees issued in stock	235,886
Other fees	51,368
Subtotal	$1,523,140
Less amount expensed as compensation	235,886
Total purchase	$1,287,254

There was no minority interest recognized in connection with this transaction. The purchase price was allocated between cash in the amount of $1.0 million and Intangible Assets of $287,254. The results of Innalogic LLC were fully consolidated into the Company’s results as of August 18, 2004.

As set forth in Innalogic's Amended and Restated Limited Liability Company Agreement, the Company may obtain up to an additional 25% membership interest in Innalogic, if certain pre-tax income targets are not met by certain target dates. On August 31, 2005 MSGI acquired an additional percentage of Innalogic LLC, thereby providing MSGI with a 76% stake in the company. Pursuant to a ratchet provision included in the Amended and Restated Limited Liability Company Agreement, dated August 18, 2004 between MSGI and the Innalogic LLC Members, MSGI was entitled to receive an additional stake in the LLC with no additional consideration, effective August 31, 2005, thereby providing MSGI with a 76% stake in the company.

4.	TRANSACTIONS WITH AONET INTERNATIONAL SRL

Acquisition
On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl (“AONet”), a company organized under the laws of the Republic of Italy, representing 51% of all of AONet’s equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro (of which 350,000 Euro has been paid through June 30,2005 and the remainder is payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 (paid on January 24, 2006) and March 31, 2006 (payment not made and the payment terms defaulted- see “disposition” below). The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. In addition, the remaining minority stakeholder granted to MSGI the option to acquire their interest in AONet for a purchase price equal to the lesser of (a) 2.3 times EBITDA of AONet for the fiscal 2006 year (calculated on a US GAAP basis) or (b) 1,200,000 Euros. If MSGI does not exercise this option, then the current minority investor can acquire a 2% interest in AONet from MSGI for a price to be determined. The acquisition agreement between MSGI and the prior controlling shareholders contained representations and warranty clauses that allow, among other things, for a reduction of the purchase price based upon a referred equity date.

The following is a summary of the allocation of the purchase price for the 51% membership interest in AONet:

Purchase price paid in cash at closing	$437,375
Note payable to former controlling shareholder	917,250
Value of Finders fees issued in stock	774,000
Other fees	290,000
Total purchase price	$2,418,625

There was no minority interest recognized in connection with this transaction as AONet had a negative book value on the date of the transaction, and the minority shareholders had no future funding obligations. The purchase price was allocated to assets and liabilities at fair value and in part based upon an independent appraisal of AONet’s long lived assets, summarized as follows:

Current Assets	$878,585
Fixed Assets	1,962,223
Intangible Assets and other long term assets	128,589
Goodwill	3,100,702
Subtotal	6,070,099
Total Liabilities	3,651,474
Net assets acquired	$2,418,625

The results of AONet were fully consolidated into the Company’s results as of June 1, 2005.

Disposition
On March 31, 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company. The assets and liabilities and results of operations of AONet are presented as discontinued operations for all periods summarized as follows:

Net asset and liabilities of discontinued operations as of June 30, 2005 is as follows:

Net Assets:
Cash	$5,816
Accounts receivable, net of allowance	737,240
Inventory	15,758
Related party receivable	61,456
Other current assets	148,243
Property and equipment, net	1,924,247
Goodwill	3,108,471
Intangible assets, net	119,600
Other assets	311
Total Assets	$6,121,142

Net Liabilities:
Bank overdrafts - short term borrowings	$544,799
Accounts payable - trade	681,920
Accounts payable - related party	538,906
Accrued liabilities	286,090
Accrued purchase liabilites	917,250
Other payables	1,163,510
Current portion of note payable	241,320
Long term obligations, net of current portion	180,990
Other liabilities	179,534
Total Liabilities	$4,734,318

The loss from discontinued operations of AONet for the nine months ended March 31, 2006 and for the one month period June 1, 2005 (date of acquisition) to June 30, 2005. which have been included in loss from discontinued operations-AONet for the years ended June 30, 2006 and 2005, is as follows:

	For the year ended June 30,
	2006	2005

Revenues	$1,806,255	$180,466
Costs of revenues	1,712,278	154,431
Gross profit	93,977	26,035
Operating costs and expenses	1,228,202	152,488
Other expenses	166,180	11,859
Loss before taxes	(1,300,405)	(138,312)
Provision for taxes	27,547	5,214
Net loss from discontinued operations	$(1,327,952)	$(143,526)

The loss from discontinued operations of AONet from the Company’s financial statement of $705,976 reflects the write-off of the remaining assets and liabilities relating to this operation as of March 31, 2006, as the Company received no consideration in exchange for the forfeiture of its interest in AONet. The Company is attempting to negotiate some form of consideration for its forfeiture of its interests in AONet, however the outcome of such negotiations are uncertain.

5.	INVESTMENTS

On December 1, 2004, the Company entered into a Subscription Agreement with Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy, to acquire 66,632 shares of common stock of Excelsa, par value of 1.0 Euro per share, representing 4.5% of the issued and outstanding shares of common stock of Excelsa on a fully diluted basis. MSGI acquired the Common Stock for an aggregate purchase price of $1,751,319, including approximately $84,000 of acquisition costs.

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

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51% of Excelsa’s issued and outstanding common stock, to acquire 262,500 shares of Excelsa common stock for no additional consideration such that MSGI then owned approximately 19.5% of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles.

As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method. At June 30, 2006, the Company examined the possibility of an impairment to the investment in Excelsa. The Company determined that there was no evidence of an “other than temporary” decline in value and the Company does not believe that its investment has been impaired as of June 30, 2006.

During the year ended June 30, 2006, MSGI sold approximately $50,000 of products to Excelsa.

6.	NOTES PAYABLE:

8% Callable Convertible Note:
On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement. The total was received by the Company during the fiscal year 2006. Substantially all of the assets of the Company are pledged as collateral to the note holders.

The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months.

Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. Further, the Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.

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

The Company also issued five−year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an exercise price of $7.50 per share, which are exercisable at any time. The placement agent received three−year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2006 and January 11, 2009. The agent warrants were valued at $57,054 using the Black−Scholes option pricing model and recorded as part of the financing costs. In addition, the agent received a fee equal to 7% of the aggregate offering, in an amount of $210,000, which was recorded as part of the financing costs.

Total financing cost recorded in connection with the Notes was $357,304. The Company recorded a discount to the note payable of $1,471,169, of which $404,792 represented the discount allocated to the warrants and $1,066,377 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black−Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid−in capital.

In January 2006, this Agreement was further amended with a Letter Agreement in conjunction with additional short-tem notes the Company entered into with the same investors (see below), by which the investors agreed to waive certain requirements under the 2005 Notes, as amended, thus allowing the Company to issue shares of common stock to the investors in order to satisfy the Company’s payment obligations under the terms of the Callable Secured Convertible Notes for the months of January, February and March 2006 by issuing 22,000 shares of the Company’s common stock per month, due on the last day of each month. The Letter Agreement also allows for the issuance of 9,000 shares of the Company’s common stock as a partial payment against the obligation due for the Callable Secured Convertible Notes for the month of April 2006. As of June 30, 2006, the Company issued 75,000 shares of its common stock per the terms of the Letter Agreement. Through a combination of cash payments ($211,253) and issuance of shares of common stock, the principal balance of the $3.0 million of the notes was reduced to $2,574,597 as of June 30, 2006. Also, in January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI owned by the Chief Executive Officer (approximately 190,000 shares) was pledged as additional collateral for the notes.

On June 7, 2006 the Company entered into a waiver and amendment agreement which modified certain payment due date of the notes to provide for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In consideration for the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense in June 2006. Because of the default of the terms of the notes, the amortization of the deferred financing costs, beneficial conversion costs and interest discount were accelerated to be fully recognized by June 30, 2006. As of July 14, 2006, the Company is in technical default of the payment terms of the Callable 8% Secured Convertible Notes and the Company is attempting to negotiate revised terms.

Other Notes Payable:
Other Notes payable consist of the following as of June 30, 2006:

December 2005 Note Payable	$250,000
January 2006 Note Payable	$600,000
Notes Payable to vFinance Investment,
net of discount of $382,676	$592,427

Total	$1,442,427

December 2005 Note Payable
During December 2005, the Company entered into a short-term note with a related party in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal, as well as interest of $25,000, will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006.

January 2006 Note Payable
During January 2006, the Company entered into a short-term note in the amount of $300,000. This loan bore interest at a rate of 12%. The annual interest amount of $36,000 was due in full even if early payment of principal. The entire principal and interest of $336,000 was paid in full on January 24, 2006.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes. The new promissory notes provided proceeds totaling $500,000 to the Company. The notes were due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

In connection with the waiver and amendment executed for the 8% Callable Convertible notes above, the same agreement also waived and amended the maturity date of these short-term notes to a new maturity date of July 14, 2006. As of July 14, 2006, the Company is in technical default of the payment terms of the Callable 8% Secured Convertible Notes and the Company is attempting to negotiate revised terms.

vFinance note payable
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

In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The warrants carry an original exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. The warrant agreement contains a reprice provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the 800,000 warrants issued in connection with the 8% Callable Convertible Notes above at an exercise price of $4.50, the exercise price of the warrants issued with the vFinance note payable were modified to $4.50.

The vFinance Agreement also contains a registration rights agreement for the warrants which contains penalty clauses if the underlying warrant shares are not registered per terms of the agreement. The agreement calls for a Registration Filing Date within 180 days from closing date and a Registration Effective Date within 90 days from the Registration Filing Date. The agreement provides for a cash penalty of approximately 1.5% of the value of the notes for each thirty day period that is exceeded. The Company has recorded a liability of $63,400 at June 30, 2006 to provide for the expected delay in issuing this registration statement.

Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company’s common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black−Scholes option pricing model and recorded as part of the financing costs. In addition, a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs.

Total financing cost recorded in connection with the Notes was $315,337 which is included in other assets on the balance sheet and is being amortized over the term of the Notes. The Company recorded a discount to the note payable of $612,240 which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black−Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid−in capital. The discount is being amortized to interest expense over the one−year term of the note. Interest expense for the year ended June 30, 2006 in connection with this note discount was approximately $229,590. Should the notes be paid prior to the payment terms, the amortization of the discount will be accelerated.

Advance from Strategic partner
During the month of June 2006, the Company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. There can be no assurances that the strategic transactions can or will be completed. The advances plus interest are immediately repayable if the contemplated transaction does not close. The advances bear interest at a rate of 8% and interest expense was $1,381 for the year ended June 30, 2006.

7.	DISCONTINUED OPERATIONS - OTHER OPERATIONS

In March 2004, the Company completed the sale of substantially all of the assets relating to its telemarketing and teleservices business held by its wholly owned subsidiary, MKTG Teleservices, Inc., ("MKTG Teleservices") to SD&A Teleservices, Inc. ("SDA"), a wholly owned subsidiary of the Robert W. Woodruff Arts Center,Inc. for approximately $2.5 million in cash and a note receivable for $0.3 million plus the assumption of certain directly related liabilities. As such, the operations and cash flows of MKTG Teleservices have been eliminated from ongoing operations and the Company no longer has continuing involvement in the operations. In connection with the sale of MKTG Teleservices, the Company recognized a loss on disposal of discontinued operations of approximately $1.0 million in the year ended June 30, 2004. The loss represents the difference in the net book value of assets and liabilities as of the date of the sale as compared to the net consideration received after settlement of purchase price adjustments plus any additional expenses incurred, and a tax impact of approximately $35,000.

On March 31, 2004, the Company received a Holdback Promissory Note (the “Note) from SD&A Teleservices, Inc. as called for in the terms of the Asset Purchase Agreement, dated March 31, 2004, for the sale of the MKTG Teleservices, Inc. operations (see Note 5). This note was in the principle amount of $300,000, together with accrued interest at the rate of two percent (2%) per annum. An early payment of the principle balance, in the amount of $225,000 was negotiated and settled during May 2005, and the remaining $75,000 related to set-off costs and discount on early redemption was reported in loss from discontinued operations.

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

8.	OTHER CURRENT ASSETS

Other current assets as of June 30, consist of the following:

	2006	2005
Prepaid legal	$-	$58,568
Prepaid insurance	4,735	5,004
Other	8,750	26,324
Total	$13,485	$89,896

9.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at June 30, consist of:

	2006	2005

Machinery, equipment and furniture	$207,577	$243,973
Software	4,907	4,907
Total, at cost	$212,484	$248,880
Less: accumulated depreciation	(59,443)	(36,937)
Property, plant & equipment, net	$153,041	$211,943

Depreciation expense was approximately $104,000 and $30,000 for the years ended June 30, 2006 and 2005, respectively, including certain direct write offs.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years.

In connection with the acquisition of Innalogic (Note 3), intangible assets related to unpatented technologies totaling $287,288 were acquired.

The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005

Amortized intangible assets
Unpatented technology	$287,288	$287,288
Accumulated amortization	178,911	83,149
Net book value	$108,377	$204,139

Amortization expense recorded for the years ended June 30, 2006 and 2005 were $95,762 and $83,929, respectively. The estimated remaining amortization expense is as follows:
Fiscal Year	Amount

2007	$95,763
2008	12,614
$108,377

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2006 and 2005 consist of the following:

	2006	2005
Salaries and Benefits	$972,336	$173,562
Accrued audit and tax preparation fees	213,040	430,453
Accrued legal fees	58,085	85,000
Accrued consulting fees	126,000	2,266
Accrued interest	60,767	-
Accrued travel & entertainment	118,487	-
Accrued penalty for stock registration	63,400	-
Accrued taxes	17,907	23,459
Other	64,620	174,893
Total	$1,694,642	$889,633

12.	RELATED PARTY TRANSACTIONS:

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $69,770, $69,674 and $69,704 for the years ended June 30, 2006, 2005 and 2003. As of June 30, 2006, the interest due through October 15, 2005 of approximately $162,600 is in arrears. During fiscal 2005, $50,000 of compensation due to the officer was used to pay the interest due on the note. Since collectibility of the note receivable is uncertain, the Company has provided for the loss of the note receivable during the year ended June 30, 2006.

During June 2004, an officer provided $500,000 of working capital to the Company under a short−term arrangement. The funds were repaid to the officer during July 2004. In July 2005, the officer provided $100,000 of working capital to the Company that was repaid within that same month. At June 30, 2006 and 2005, approximately $260,000 and $216,000 is due to the officer for compensation deferred, respectively.

During December 2005, the Company entered into a short-term note with a related party in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal, as well as interest of $25,000, will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006.

13.	COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases various office space under non-cancelable long-term leases. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all non-cancelable leases, net of non-cancelable subleases, as of June 30, 2006 are as follows:

Rent Expense

2007	$386,000
2008	240,000
2009	240,000
2010	240,000
2011	20,000
$1,126,000

Rent expense was approximately $182,000, $146,400 and $72,000 for fiscal years ended June 30, 2006, 2005 and 2004, respectively.

In fiscal year 2002, the Company incurred an estimated loss in connection with the abandonment of certain leased office space. At June 30, 2006 and 2005, $987,348 and $1,070,570 is accrued for this facility. The above rent commitment includes $1,100,000 pursuant to this abandoned lease payable in $20,000 monthly installments through 2010.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the above matters and other pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

14.	PREFERRED STOCK:

In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock is convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company did not file such registration statement within 180 days, the Company would have to issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company issued an additional 468.8 Series F Preferred Stock, which is convertible into approximately 23,079 shares of common stock. The holders of Series F Preferred Stock are entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of June 30, 2006, the Company had $293,964 of undeclared but accumulated dividends. There are no reset provisions or anti−dilution provisions associated with the Series F Convertible Preferred Stock. In the event of liquidation, holders of this stock are entitled to receive the stated value plus the amount of any accrued and unpaid dividends at that date. Preferred stockholders are entitled to common stockholder voting rights in an amount equal to the common stock equivalent of the preferred shares as if converted. The warrants issued to the Series F investors are exercisable for a period of five years at an exercise price of $8.125 per share. Placement fees and expenses associated with the issuance of the Series F Preferred Stock were approximately $253,200. In addition, the Company issued warrants to placement agents to acquire 27,695 shares of common stock at an exercise price of $6.50, exercisable for a period of five years.

As of June 30, 2006 approximately 5,813 shares of Series F Convertible Preferred Stock have been converted into approximately 286,189 shares of the Company’s common stock, at the election of certain holders of the Series F Convertible Preferred Stock. These shares of the Company’s common stock have been issued and are outstanding as of the year ended June 30, 2006.

15.	COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock Transactions:

During January 2006 through April 2006, 75,000 shares of common stock were issued to the holders of the 8% Callable Convertible Note for payment of debt service.

During April 2006 through June 2006, approximately 5,813 shares of Series F Convertible Preferred Stock have been converted into approximately 286,189 shares of the Company’s common stock, at the election of certain holders of the Series F Convertible Preferred Stock. During June 2005, the Company issued 100,000 shares of common stock to a certain placement agent in connection with the acquisition of AONet International Srl. The fair market value of these shares, at the time of issuance, is approximately $774,000.

During December 2004, the Company entered into a private placement offering to certain strategic investors for the sale of 419,354 shares of the Company’s Common Stock at $7.75 per share generating gross proceeds of approximately $3.25 million. In connection with the offering, the Company issued warrants to purchase 209,686 shares of common stock at an exercise price per share of $8.25 exercisable for a five-year period. The investors have “piggyback” registration rights with respect to the shares of common stock and common stock issuable upon the exercise of the warrants. Placement fees and expenses associated with this offering were approximately $215,700. In addition, the Company issued warrants to placement agents to acquire 25,162 shares of common stock at an exercise price per share equal to $7.75 excercisable for a period of five years.

In August 2004, the Company issued 50,000 shares of common stock in connection with our acquisition of Innalogic LLC, as well as 50,000 shares of common stock to certain advisors as compensation expense for services in connection with this transaction (See Note 3).

In May 2004, the Company commenced a private placement offering (the “stock agreement”) to sell 500,000 shares of its common stock at a price of $4.00 per share. As of June 30, 2004, the Company had sold 450,000 shares. As of June 30, 2004, the Company had received gross proceeds of $1.2 million and the Company received $600,000 in July 2004. Costs of $60,000 incurred relating to the placement have been offset against the proceeds and are reflected as a direct reduction of equity. The remaining 50,000 shares offered were sold in July 2004 for gross proceeds of $200,000. Subject to the terms of the Stock Agreement entered into in May 2004, the Company committed to issue warrants for the purchase of up to 300,000 shares of the Company’s common stock at a price of $6.00 per share under a three-year term. As of June 30, 2005, the Company has issued warrants for the purchase of 300,000 shares of common stock.

In April 2004, the Company issued 407,790 shares of its common stock to General Electric Capital Corporation (“GECC”) pursuant to the exercise of a warrant to purchase common stock of MSGI (the “Warrant”) issued to GECC in December 1997. The Warrant originally authorized a purchase of 10,670,000 shares of common stock. The number of shares of common stock subject to the original Warrant were adjusted from 10,670,000 to 444,584 in order to reflect the effect of two reverse stock splits and one forward split. GECC elected to exercise the purchase under the terms of a cashless transaction as in accordance with Section 2 of the Warrant resulting in the net issuance of 407,790 shares.

Stock Options:

The Company maintains a qualified stock option plan (the “1999 Plan”) for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

As of June 30, 2004, the Board of Directors had agreed to issue 322,500 options beyond the number available in the 1999 plan, subject to approval of an increase to the plan by a future vote of shareholders. The Company approved 342,500 options to purchase shares of common stock at an exercise price of $1.50 and 20,000 options to purchase shares of common stock at an exercise price of $4.125. An annual meeting of shareholders of MSGI was held on February 7, 2005 where a proposal by the Company’s Board of Directors to increase the number options available under the 1999 plan by 1,000,000 was approved by a vote of the shareholders. Upon shareholder approval, the 362,500 stock options were granted on February 7, 2005, at which the market price of the stock was $9.48. Due to the difference in market and exercise price, the Company recorded a deferred compensation expense at the date of grant of approximately $2.8 million. For the period ended June 30, 2005, the Company realized non-cash employee compensation expense related to the stock options granted of approximately $1.5 million.

Effective July 1, 2005, the Company has adopted SFAS 123R, “Share−Based Payment.” SFAS 123R replaces SFAS 123 “Accounting for Stock−Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS123R requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition.

The Company has selected the Black−Scholes method of valuation for share−based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight−line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. The Company did not record a tax benefit related to the share−based compensation expense since the Company has a full valuation allowance against deferred tax assets.

Prior to the adoption of SFAS 123R, the Company applied the intrinsic−value−based method of accounting prescribed by APB 25 and related interpretations, to account for its fixed−plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic−value−based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair−value−based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock−based compensation expense under SFAS 123R. However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

In connection with the adoption and provisions of SFAS 123R, the Company reversed the deferred compensation balance of $1,301,974, resulting from the application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid−in capital. This expense is now superseded by the SFAS 123R expense, which will be recorded over the remaining vesting period of the stock options.

The Company has elected to apply the short-cut method to determine the hypothetical APIC pool provided by FSP FAS 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” In future periods, excess tax benefits resulting from stock option exercises will be recognized as additions to APIC in the period the benefit is realized. In the event of a shortfall (i.e., the tax benefit realized is less than the amount previously recognized through periodic stock compensation expense recognition and related deferred tax accounting), the shortfall would be charged against APIC to the extent of previous excess benefits, including the hypothetical APIC pool, and then to tax expense.

The expense for the year ended June 30, 2006 was $1,523,406. The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair−value−based method of accounting for stock−based compensation under SFAS 123 for the years ended June 30, 2005 and 2004:

	Years ended June 30
	2005	2004
Net loss available to common
stockholders as reported	$(6,872,483)	$(3,030,199)
Stock based employee compensation
included in reported net loss	1,774,062	-
Subtotal	(5,098,421)	(3,030,199)

Stock-based employee compensation
expense determined under the fair value
method for all awards	2,227,868	28,167

Pro forma net loss available
to common stockholders	$(7,326,289)	$(3,058,366)

Loss per share:
Basic loss per share - as reported	$(1.99)	$(1.31)
Basic loss per share - pro forma	$(2.12)	$(1.32)

Diluted loss per share - as reported	$(1.99)	$(1.31)
Diluted loss per share - pro forma	$(2.12)	$(1.31)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants for fiscal years ended June 30, 2005 and 2004. There were no stock option grants during the fiscal year ended June 30, 2006.

	2005	2004
Risk -free interest rate	4.00%	4.00%
Expected option life	Vesting period+ four years	Vesting period + four years
Dividend yield	None	None
Volatility	152% - 163%	160%
Weighted average fair value
Options issued equal to market value	$ 6.46	$ 1.45
Options issued below market value	-	$ 9.22

The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2006:

	Number	Exercise Price	Weighted Average
	of Shares	Per Share	Exercise Price

Outstanding at June 30, 2003	12,722	$106.50 to $279.00	$175.83

Granted	107,500	$1.50	$ 1.50
Exercised	--
Cancelled	(12,722)	$106.50 to $279.00	$175.83

Outstanding at June 30, 2004	107,500	$1.50	$ 1.50

Granted	412,500	$1.50 to $7.00	$ 2.63
Exercised	--
Cancelled	--

Outstanding at June 30, 2005	520,000	$1.50 to $7.00	$ 2.40

Granted	--
Exercised	--
Cancelled	--

Outstanding at June 30, 2006	520,000	$1.50 to $7.00	$ 2.40

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company and certain third parties. The following summarizes transactions for the three years ended June 30, 2006:
	Number	Exercise Price	Weighted Average
	of Shares	Per Share	Exercise Price

Outstanding at June 30, 2003	6,668	$124.08	$124.08
Granted	160,000	$1.50 to $6.00	$ 5.20
Exercised	--
Cancelled	(6,668)	$124.08	$124.08
Outstanding at June 30, 2004	160,000	$1.50 to $6.00	$ 5.20

Granted	--
Exercised	(120,000)	$6.00	$ 6.00
Cancelled	--
Outstanding at June 30, 2005	40,000	$1.50 to $4.13	$ 2.81

Granted	--
Exercised	--
Cancelled	--
Outstanding at June 30, 2006	40,000	$1.50 to $4.13	$ 2.81

The non-qualified stock option plan (the 1991 Plan) has expired and therefore there are no options available to grant under this plan. The following summarizes the stock option transactions under the 1991 Plan for the three years ended June 30, 2006:

	Number	Exercise Price	Weighted Average
	of Shares	Per Share	Exercise Price

Outstanding at June 30, 2003	25,392	$48.00 to $74.64	$67.77

Granted	--
Exercised	--
Cancelled	(25,392)	$48.00 to $74.64	$67.77
Outstanding at June 30, 2004, 2005 and 2006	--

As of June 30, 2006, 342,666 options are exercisable. The weighted average exercise price of all outstanding options is $2.43 and the weighted average remaining contractual life is 7.8 years. At June 30, 2006, 605,122 options were available for grant.

The following summarizes the warrant transactions for the three years ended June 30, 2006:

	Number	Exercise
	of Shares	Price
Outstanding at June 30, 2003	457,774	$.24 to $24.00

Issued	270,000	$6.00
Exercised	(444,584)	$.24
Cancelled	(13,190)	$.24 to $24.00
Outstanding at June 30, 2004	270,000	$6.00

Granted	523,340	$6.00 to 8.25
Issued	-
Cancelled	-
Outstanding at June 30, 2005	793,340	$6.00 to 8.25

Granted	1,545,391	$4.50 to 7.50
Issued	-
Cancelled	-
Outstanding at June 30, 2006	2,338,731	$4.50 to 8.25

All warrants are currently exercisable.

As of June 30, 2006, the Company has 2,338,731 warrants outstanding to purchase shares of common stock at prices ranging from $4.50 to $8.25. All warrants are currently exercisable.

16. INCOME TAXES:

Loss before income taxes was from continuing operations was principally from domestic operations.

Income tax expense consists of domestic minimum state franchise and income taxes.

Deferred tax assets are comprised of the following:
	As of June 30,
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$89,885,123	$84,206,738
Abandoned lease reserves	460,345	458,632
Compensation on option grants	1,555,269	897,029
Amortization of intangibles	(52,090)	(87,453)
Provision for loss on Note receivable	519,870	-
Net basis differences in AONet net assets	-	795,000
Other	118,893	34,035
Total deferred tax assets	92,487,410	86,303,981
Valuation allowance	(92,487,410)	(86,303,981)
Net deferred tax assets	$-	$-

The difference between the Company’s U.S. federal statutory rate of 35%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally the result of no current domestic income tax as a result of net operating losses and the recording of a full valuation allowance against resultant deferred tax assets. The recorded income tax expense reflects domestic state income taxes.

The Company has a U.S. federal net operating loss carry forward of approximately $253,000,000 available, which expires from 2011 through 2023. These loss carry forwards are subject to annual limitations under Internal Revenue Code Section 382 and some loss carry forwards are subject to SRLY limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets. Of these net operating loss carry forwards approximately $61,000,000 is the result of deductions related to the exercise of non-qualified stock options. The realization of these net operating loss carry forwards would result in a credit to equity.

The Company has reviewed its deferred tax assets and has determined that the entire amount of its deferred tax assets should be reserved as the assets are not considered to be more likely than not recoverable in the future.

17. ABANDONED LEASES OBLIGATION

In December 2002, the Company terminated a lease for abandoned property. The lease termination agreement required an up front payment of $.3 million and the Company is obligated to pay approximately $60,000 per month until the landlord has completed certain leasehold improvements for a new tenant, which was completed as of July 2003, and then the Company is obligated to pay $20,000 per month until August 2010. The Company was released from all other obligations under the lease. The remaining obligation has been recorded current liabilities.

18. EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:

The Company sponsors a tax deferred retirement savings plan (“401(k) plan”) which permits eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. Matching contributions charged to expense were approximately $0, $0 and $1,500, for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. There were no employee contributions to the plan in fiscal 2006 or 2005.

The plan also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2006, 2005 or 2004.

19. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2006:
•
A discount of $1,471,169 was recorded on the NIR 8% convertible notes, which represents a beneficial conversion feature of the note of $1,066,377 and the allocated fair value of the warrants of $404,792.

•	In connection with the NIR Group 8% convertible note financing, the company issued 12,195 warrants to the placement agent with a fair market value of $57,054.
•	In connection with the NIR Group financing, the company issued 800,000 warrants to the note holders with a fair market value of $2,665,568.
•	A discount of $612,240 was recorded on the vFinance notes, which represents the allocated fair value of the 585,062 warrants issued in connection with this debt.
•	In connection with the vFinance financing, the company issued 73,134 warrants to the placement agent and its designees with a fair market value of $176,114
•	In connection with the 8% convertible note, the company issued 75,000 of its common stock, in lieu of cash payments, with a fair market value of $272,982
•	In connection with the adoption of SFAS 123R, deferred compensation expense of $1,301,974 was reversed against additional paid in capital.
•	Approximately 5,813 shares of preferred stock were converted into 286,189 shares of common stock

For the year ended June 30, 2005:
•	In connection with the AONet acquisition, the Company issued 100,000 common shares with a fair value of $774,000.
•	The Company had a remaining purchase obligation of $917,250 in connection with the AONet acquisition.
•	In connection with the Innalogic acquisition, the Company issued 100,000 common shares with a fair value of $471,272.
•	The Company recorded deferred compensation expense of $2,840,150 in connection with the issuance of stock options.

For the year ended June 30, 2004:
•	The Company issued 407,790 common shares in relation to the exercise of warrants held by General Electric Capital Corporation during the year ended June 30, 2004.
•	The Company issued 150,000 common shares in connection with a stock subscription receivable of $600,000.
•	In connection with the sale of the teleservices division, the Company has a note receivable of $300,000.
•	In connection with a lawsuit settlement, the Company cancelled shares of preferred stock of a discontinued subsidiary in the amount of $280,946.

20. SUBSEQUENT EVENTS:
During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as a working capital injection in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers in the homeland security industry. From July 1, 2006 through October 13, 2006, the Company received an additional $XXXX from such firm for additional working capital requirements. While the negotiations between the two firms are ongoing, there can be no assurance that the strategic transaction can or will be completed.

Schedule II

MSGI Security Solutions, Inc.
Valuation and Qualifying Accounts
 For the Years Ended June 30, 2006, 2005 and 2004
(unaudited)

Column A	Column B		Column C	Column D	Column E
Additions
	Balance at	Charged To	Charged To
Description	Beginning	Costs and	Other	Deductions-	Balance At
	Of Period	Expenses	Accounts-	Describe (1)	End Of Period
Describe
Allowance for doubtful accounts
Fiscal 2006	-	$115,750	-		$115,750
Fiscal 2005	-	-	-		-
Fiscal 2004	-	-	-		-