Form 10-K/A
period 2006-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2006-12-27
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Yes ☐ No ☒

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

☐ Yes        ☒ No

As of December 31, 2005, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $15,828,000.

As of November 30, 2006, there were 5,238,858 shares of the Registrant's common stock outstanding.

Documents incorporated by reference: Portions of the Company’s definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

Introduction

MSGI Security Solutions, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2006 (the "2006 Form 10-K"), on October 13, 2006. This initial filing did not include the report of our independent registered public accountants, as they had been unable to complete their audit. MSGI is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 in order to 1.) include the report of our registered independent public accountants after having completed their audits as of June 30, 2006 and 2005 and for the three years ended June 30, 2006 2.) include additional disclosures in Part III of this report, as discussed below and 3) to update the financial statements for certain audit adjustments, as discussed below.

In accordance with General Instruction G to the Form 10-K, the information called for by items 10, 11, 12, 13 and 14 of Part III of Form 10-K was not included in the body of the 2006 Form 10-K as initially filed, but was incorporated by reference to the Company’s Proxy Statement which was expected to be filed with the Commission within 120 days from its fiscal year end. Because the Company has not filed its Proxy Statement within such 120 day period, this Form 10-K/A amends the 2006 Form 10-K to include such required information.

In addition, MSGI is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 to make immaterial corrections to certain historical information provided in the original Annual Report on Form 10-K, as well as correcting various minor typographical errors in the Annual Report on Form 10-K. These typographical errors occurred during the process of preparing the document for electronic filing with the Securities and Exchange Commission. The corrections made have no effect to the Consolidated Financial Statements.

The completion of the audit resulted in two adjustments to our previously reported financial statements. As of June 30, 2006, the Company determined that the investment in Excelsa has a fair value of $1,650,000, resulting in an impairment charge of $2,416,192 (See Note 5 for further details). The second adjustment was an increase in the loss from operations of our former AONet International subsidiary of $330,000 (reported as loss from discontinued operations- AONet) and a corresponding decrease in the loss from disposal of discontinued operations - AONet. This second adjustment had no effect on the net results of discontinued operations or net loss.

PART I

Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Annual Report on Form 10-K discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, homeland security and other industry trends, demographic changes, competition; the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology, telecommunication and postal costs.

Item 1. Business

General

MSGI Security Solutions, Inc. is an international proprietary solutions provider developing a combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security, public safety and law-enforcement services industry. The Company is headquartered in New York City.

MSGI acquires material interests in high-growth technology and software development businesses. These firms are led by successful entrepreneurs and experienced management teams that have developed end-to-end client solutions that meet current and emerging market needs.

The Company is currently comprised of several businesses, which collectively deliver a powerful array of strategic synergies for cross-selling and joint product development. MSGI is engaged in an ongoing corporate growth program whose focus is acquisitions, strategic alliances and co-branding relationships. Each new transaction and business partnership will build upon the strong strategic foundation.

The MSGI strategy is focused on deployment of proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance and intelligence gathering in the United States, Europe, the Middle East and Asia.

Background

The Company was originally incorporated in Nevada in 1919.

The Company had historically acquired or formed several database marketing companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. The following acquisitions and dispositions occurred during the past two years:

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

August 2005	Acquired additional equity in Innalogic, LLC bringing total ownership stake to 76%

April 1 2006	Forfeited 51% interest in AONet International S.r.L. as a result of default of provision of the purchase agreement

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

In November 2004 the Company entered into and closed on definitive agreements with certain strategic investors for the purchase of 9,376 shares of Series F Convertible Preferred Stock at $320.00 per share for gross proceeds of approximately $3 million. On an “as converted” basis, the Series F Convertible Preferred Stock in this transaction equates to approximately 461,538 shares of common stock. In addition, as a penalty for a late filing of the required registration statement, an additional 468 shares of Series F Convertible Preferred Stock were issued to the investors. On an “as converted” basis, these additional shares equate to approximately 23,079 shares of Common Stock at a price of $6.50 per share. In connection with the issuance of the preferred stock, warrants were issued to the investors to purchase approximately 230,770 shares of Common stock at an exercise price of $8.125 per share. Also, in connection with the issuance of the preferred stock, warrants will be issued to the placement agent to purchase approximately 27,692 shares of Common Stock at an exercise price of $6.50. The Company will pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock. There are no reset provisions or anti-dilution provisions associated with this Series F Convertible Preferred Stock. As of the fiscal year ended June 30, 2006 approximately 5,813 shares of Series F Convertible Stock have been converted, at the election of the shareholders, to approximately 286,189 shares of the Company’s common stock. 4,031 shares of Series F Convertible Preferred Stock are outstanding as of June 30, 2006.

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

During June 2005, the Company issued 100,000 shares of the Company’s Common Stock to a certain placement agent with relation to the closing of the acquisition of the 51% ownership stake of AONet International S.r.L. The fair market value of these shares, at the time of issuance, was estimated at approximately $774,000.

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement. The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. In January 2006, this Agreement was further amended with a Letter Agreement in conjunction with additional short-term notes the Company entered into with the same investors (see below), which allows the Company to meet its payment obligations under the terms of the Callable Secured Convertible Notes for the months of January, February and March 2006 by issuing 22,000 shares of the Company’s common stock per month, due on the last day of each month. The Letter Agreement also allows for the issuance of 9,000 shares of the Company’s common stock as a partial payment against the obligation due for the Callable Secured Convertible Notes for the month of April 2006. Also, in January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI (approximately 190,000 shares) owned by the Chief Executive Officer was pledged as additional collateral for the notes. As of June 30, 2006, the Company issued 75,000 shares of its common stock per the terms of the Letter Agreement. Through a combination of cash payments ($211,253) and issuance of shares of common stock, the principal balance of the $3.0 million of the notes was reduced to $2,574,597 as of June 30, 2006. On June 7, 2006 the Company entered into a waiver agreement providing for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In connection with the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense during the year ended June 30, 2006. Because of the default of the terms of the notes, the amortization of all deferred financing costs, beneficial conversion costs and interest were accelerated to be recognized by June 30, 2006. As of July 14, 2006 the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend the notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants.

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006. This amount had not been paid to date. The holder of this note has executed a subscription agreement which will allow the Company to exchange this debt for issuance of Series G Convertible Preferred Stock.

During January 2006, the Company entered into a short-term note in the amount of $300,000. This loan bore interest at a rate of 12%. The annual interest amount was due in full even if early payment of principal. The aggregate principal and interest of $336,000 was paid in full on January 24, 2006.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the Callable Secured Convertible Notes. The short-term notes have an aggregate principal amount of $500,000. The loans bear interest at a rate of 20% through April 19, 2006 and have an annual imputed interest rate of 80%. In connection with the above mentioned letter of amendment, the aggregate principal and interest of $600,000 was due July 14, 2006. Such payment was not made. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. These notes have not been paid to date. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend the notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants.

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%), which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The Company computed the value of the warrants as $1,645,194 using the Black-Scholes methodology, which value is being amortized over the term of the note. The warrants carry an exercise price of $4.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. Other closing fees and finders fees of $66,090 were also paid. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company’s common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance.

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. From July 1, 2006 through December 14, 2006, the Company received an additional $700,000 in such advances. Additionally, this strategic investor has also paid certain costs directly on our behalf, which will be memorialized as additional advances. The advances bear interest at a rate of 8% and interest expense amounted to $1,381 for the year ended June 30, 2006. There can be no assurances that the strategic transactions can or will be completed.

On December 13, 2006 the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. (Please see Note 20, “Subsequent Events”)

Liquidity

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company is also in default of its debt service payments of its notes payable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes and promissory notes for the next twelve months. As explained above, the Company is in the process of consummating certain strategic transactions that may provide significant capital for MSGI. The company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations. There are no assurances that these will be consummated. Certain transactions were closed in December 2006 as disclosed in the subsequent events section; however failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Industry

Overview.

The primary industries in which our companies operate are homeland security and international public safety. In the United States and abroad, homeland security and public safety are not purely separate areas, but rather law enforcement, fire departments, civil defense organizations and medical response teams are a crucial segment of any crisis situation, and work together with multiple government agencies to manage and resolve emergency situations. The Company believes its products and services work throughout the chain of threat prevention, detection, dissuasion, management and resolution to expedite the collection and dissemination of data in a secure fashion to field agents and decision-makers.

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

Innalogic has a recognized core competency in an area of increasingly vital importance to security, delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public safety and security applications over wireless or wired networks.

Innalogic has the resources and expertise to design and install building-wide wireless networks. The goal is to establish a highly secure (e.g., encrypted) network environment able to capture and route wireless video and sensor data for enhanced security and tenant services. The network’s technological foundation is a custom-designed network Command Center utilizing Innalogic’s proprietary SafetyWatch™ software. Innalogic-designed networks integrate with a building’s existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications.

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

Future Developments America, Inc.:

As a result of our July 1, 2005 amendment to our agreements with the founder’s of FDA, the technology and intellectual property being developed was transferred to a company (“FDL”) controlled by the founders of FDA and we, through our subsidiary FDA, are a non-exclusive licensee in the United States of certain products developed by FDL and of other products developed by outside organizations. We also are entitled to receive royalties on certain sales of products to others which are marketed by FDL. Some of FDL’s product offerings to be marketed are in the development stage at June 30, 2006, and we have not yet generated any revenue with respect to those products.

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
.
Effective March 31, 2006, MSGI defaulted on its required payments to the seller of AONet’s majority interest to us. As a result, the Company forfeited its ownership interest and we are not contractually entitled to a refund of any of the purchase price paid by us.

Excelsa S.p.A. :

Excelsa S.p.A. (“Excelsa”) is an Italian security company operating robust video surveillance systems for the civilian and military sector.

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

MSGI currently holds a 19.5% interest in Excelsa on a fully diluted basis. Our investment in Excelsa was made in late 2004 and early 2005 and aggregated approximately $4.2 million.

As of June 30, 2006, as we were given an indication that sales of Excelsa had declined, we evaluated the possibility of impairment to our investment in Excelsa. We determined that the investment in Excelsa currently has a fair value of $1,650,000. We followed the principles contained in SFAS No. 157 “Fair Value Measurements,” which was issued in September 2006, to determine its fair value estimate. The Company did not have a “market approach” based valuation or “income approach” based valuation to make its determination. Therefore the Company utilized a weighted average of two “cost approach” metrics (Level 3 Hierarchy as defined in SFAS No. 157) as follows: 1.) a multiple of annualized historical revenues recognized by Excelsa (carrying a 2/3 portion of the weighted calculation) and 2.) the most recently reported book value of Excelsa (carrying a 1/3 portion of the weighted calculation). The Company believes this valuation is most representative of fair value within the range of values produced by these two metrics. If we used a multiple of annualized historical revenues that was 1 times more or less than the factor used in the calculated fair value, fair value would have been greater or lesser by approximately $540,000. In the prior year, the Company believed that the fair value of the investment approximated its cost basis of $4.2 million, since the investment was less than six months old at that time and the Company had no indicators to imply that there was a diminution of value. The resulting impairment expense of $2,416,192 has been recognized as a loss on the investment in Excelsa as of June 30, 2006.

Relationship with Hyundai Syscomm Corp. :

On October 25, 2006 the Company entered into a Sub -Contracting Agreement with Hyundai Syscomm Corp. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company’s products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it’s most favored price for such training services. No title or other ownership of rights in the Company’s Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company’s products.

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

Competition

There are several companies now deploying wireless video technologies and covert surveillance tools. Only a handful, however, are doing so with wireless product offerings aimed exclusively at the homeland security and public safety markets. Indeed, it is difficult to identify direct competitors of the Company in terms of the Company’s core competencies and basic market positioning. The competitors that come closest to mirroring the Company’s business model are Gans & Pugh Associates, Inc., a developer of wireless systems that employ traditional radio frequency technologies; Verint Systems, Inc., a provider of analytic software-based solutions for video security which competes against the Company in one of its service areas - assessing network-based security relative to Internet and data transmissions from multiple communications networks; and Vistascape, a provider of a security data management solution that integrates the monitoring and management of security hardware and software products. The Company believes its combination of product development, proprietary Open Media Delivery Platform rich-media delivery system, R&D service capabilities, advanced encryption technologies, and focus on the homeland security and public safety markets are significant competitive advantages over these listed companies.

Facilities

The Company leases all of its real property. Facilities for its headquarters and for Innalogic LLC are in New York City. The Company believes that its remaining facilities are in good condition and are adequate for its current needs, however, to the extent that customer orders become more routine, we may need to seek additional facilities and resources. The Company has not renewed the lease for its headquarters which terminated in June 2006, on a long term basis, but instead currently leases the space on a month to month basis. The Company intends to relocate its headquarters to smaller facility under a new lease arrangement in December 2006. The Company believes such space is readily available at commercially reasonable rates and terms. The Company also believes that its technological resources are all adequate for its needs through fiscal 2007. At this time, the Company does not require any manufacturing facilities for its operations.

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

Employees

At June 30, 2006, the Company and its majority owned subsidiaries employed approximately 13 persons, of whom 8 were employed on a full-time basis. Of these personnel, 3 were located in Italy. Of these personnel, 5 were employed on a consulting basis, including the 3 persons in Italy. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement.

Item 1A. Risk Factors

We cannot be certain of the Company's ability to continue as a going concern.

The Company has limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company believes that funds on hand and funds available from its remaining operations are not adequate to finance its operations and capital expenditure requirements for the next twelve months. The Company has recently engaged an investment banker to assist in the private placement sale of shares of Common Stock and preferred stock, debt, or other combinations thereof. The company has expended a considerable portion of the capital raised in the investments in Excelsa and, most recently, in the acquisition of and subsequent loss of controlling interest in AONet International Srl. The Company has also acquired holdings in two operating entities, FDA and Innalogic, both of which have not yet generated significant revenues. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. Failure of the operations or failure to raise additional financing to generate such sufficient future cash flow will have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

There is a risk of dilution from the exercise of existing options and warrants, or the conversion of outstanding notes, which may lead to potential difficulty in obtaining additional equity capital.

Our common stock may become diluted if warrants and options to purchase our common stock are exercised, or outstanding convertible notes are converted into common stock or additional licensing transactions are entered into with Hyundai. These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act of 1933, as amended, or an exemption such as Rule 144 under the Securities Act of 1933, as amended, may have a dilutive effect on the market for the price of our common stock. The terms upon which we will be able to obtain additional equity capital could also be adversely affected.

We compete against entities that have significantly greater name recognition and resources than we do, that may be able to respond to changes in customer requirements more quickly than we can and that are able to allocate greater resources to the marketing of their products.

The security industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide ranging and fragmented group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system, some of which are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to our products and may be able to more effectively market their products than we can because of the financial and personnel resources they possess. We cannot assure investors that we will be able to distinguish our Company in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially and adversely affected.

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

Management believes that we offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues. Our sever liquidity concerns have caused us to not be able to fulfill existing orders, which could result in a loss of business and our reputation may be adversely affected.

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

The Company periodically evaluates potential acquisition opportunities, particularly those that could be material in size and scope. Acquisitions involve a number of special risks, including:

•	the focus of management's attention on the assimilation of the acquired companies and their employees and on the management of expanding operations;

•	the incorporation of acquired businesses into the Company's service line and methodologies;

•	the increasing demands on the Company's operational systems;

•	adverse effects on the Company's reported operating results;

•	the amortization of acquired intangible assets;

•	the loss of key employees and the difficulty of presenting a unified corporate image; and

•	financing the cost to acquire and ongoing operational needs.

Exchange Rate Fluctuations

We may operate in international markets, with customers, manufactures and supplies in the U.S. and abroad. Most of our pricing is in dollars, but some costs may be based on materials or labor cost priced in other currencies. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations. Fluctuations may adversely affect the comparability of period-to-period results. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price. In addition, future currency losses may be incurred if we or our outsourcing partners become subject to exchange control regulations restricting the ability to convert local currencies into United States dollars or other currencies.

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

We may be unable to make acquisitions due to, among other reasons, these factors:

•	the companies we seek to acquire or invest in may demonstrate valuations that we deem excessive;

•	we may not be able to identify suitable companies to buy because many of the companies in the businesses we are evaluating are relatively small when compared to us; and

•	we may not be able to raise funds in the future to finance future acquisitions.

Future acquisitions only will succeed if we can effectively assess characteristics of potential target companies or product lines, such as:

•	financial condition and results of operations;

•	attractiveness of products;

•	suitability of distribution channels; and

•	management ability.

We cannot assure you that we can identify attractive acquisition candidates or negotiate acceptable acquisition terms, and our failure to do so may adversely affect our results of operations and our ability to grow.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. These requirements necessitate that the Company have adequate accounting and internal audit staffing in order to ensure that compliance is achieved and maintained. The Company is required to be in compliance by the period ended June 30, 2008. The Company does not currently have any dedicated internal audit staff; however we have several identified material weaknesses. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, or engage appropriate consulting services in order to reach and maintain compliance, we cannot assure you that we will be able to do so in a timely fashion.

We may not have an adequate number of Common or Preferred Shares authorized to enable us to complete transactions which may adversely affect our ability to grow and develop the Company.

We may experience difficulties in securing shareholder approval for an increase in the number of authorized shares of either or both our Common Stock and Preferred Stock. This may affect our ability to be able to consummate future growth strategy acquisitions and business relationships. We currently have obligations pursuant to a private placement transaction which closed in December 2006, to obtain shareholder approval so that the convertible notes may be converted into Common Stock and that the warrants issued may be exercised for Common Stock, as we currently do not have sufficient Common Stock authorized. If shareholder approval is not obtained by the Company for such additional shares of Common Stock, the Company will not be able to meet its obligations under the terms of the convertible notes and warrants.

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

The anticipated quarterly fluctuations make predictions concerning our future revenues difficult. We believe that period-to-period comparisons of our results of operations will not necessarily be meaningful and should not be relied upon as indicative of our future performance for any subsequent fiscal quarter or for a full fiscal year. Our historical operating results have not met expectations in some periods. It also is possible that in some future quarters our operating results will be below the expectations of securities analysts and investors. In such circumstances, the price of our common stock may decline.

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

We may not be able to regain our listing on the Nasdaq Capital Market.

 On July 11, 2006, the Company received a determination from the Listing Qualifications Staff of The Nasdaq Stock Market, Inc. indicating that, based upon the Company’s non-compliance with Nasdaq Marketplace Rule 4310(c)(2)(B), which requires the Company to evidence a minimum of $2,500,000 in stockholders' equity, $35,000,000 in market value of listed securities, or $500,000 in net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years, the Company's securities are subject to delisting from The Nasdaq Stock Market.

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

On October 20, 2006 the Company received a determination notice from Nasdaq to immediately delist the Company's shares from the Nasdaq Capital Market. The Company trading symbol has been changed to MSGI.PK and is now trading over the pink sheets. MSGI intends to regain compliance with the minimum stockholders equity requirement and has filed an appeal under Nasdaq Marketplace regulations. The Company is expecting to regain stockholders equity compliance through a two-step process, as follows: a) MSGI has negotiating a preferred equity instrument with creditors to reduce liabilities by approximately $3.5 million, thereby creating neutral stockholders equity; and b) MSGI is also negotiating an asset purchase transaction through a possible preferred equity instrument with a strategic business partner, which is expected to enable the Company to meet the $2.5 million stockholders equity requirement. While the company is current engaged in efforts to regain its’ listing qualification on the Nasdaq, there are no guarantees that we will be successful in such efforts.

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

We do not intend to pay any cash dividends on our preferred or common stock for the foreseeable future. In addition, we cannot assure you that our operations will generate sufficient revenues to enable us to declare or pay cash dividends. We have not paid cash dividends on any of our capital stock in at least the last six years. The Preferred Series F Stock had a stated dividend rate, which, since dividends have not been declared and paid, increases the liquidation preference of such shares. The Preferred Series G Stock has a stated dividend rate, which, since dividends have not been declared and paid, increases the liquidation preference of such shares. It is anticipated that future earnings, if any, will be used to finance our future growth.

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

 We have spent a significant amount of money and management effort in acquiring and owning 51% of AONet. Effective March 31, 2006, MSGI defaulted on its required payments to the seller of AONet’s majority interest to us. As a result, the Company forfeited its ownership interest and we are not contractually entitled to a refund of any of the purchase price paid by us. As a result, we have impaired all of our assets related to these investments and have reclassified the results of AONet as a discontinued operation.

Our investment in Excelsa has been impaired.

As of June 30, 2006, as we were given an indication that sales of Excelsa had declined, we evaluated the possibility of impairment to our investment in Excelsa. We determined that the investment in Excelsa currently has a fair value of $1,650,000. We followed the principles contained in SFAS No. 157 “Fair Value Measurements,” which was issued in September 2006, to determine its fair value estimate. The Company did not have a “market approach” based valuation or “income approach” based valuation to make its determination. Therefore the Company utilized a weighted average of two “cost approach” metrics (Level 3 Hierarchy as defined in SFAS No. 157) as follows: 1.) a multiple of annualized historical revenues recognized by Excelsa (carrying a 2/3 portion of the weighted calculation) and 2.) the most recently reported book value of Excelsa (carrying a 1/3 portion of the weighted calculation). The Company believes this valuation is most representative of fair value within the range of values produced by these two metrics. If we used a multiple of annualized historical revenues that was 1 times more or less than the factor used in the calculated fair value, fair value would have been greater or lesser by approximately $540,000. In the prior year, the Company believed that the fair value of the investment approximated its cost basis of $4.2 million, since the investment was less than six months old at that time and the Company had no indicators to imply that there was a diminution of value. The resulting impairment expense of $2,416,192 has been recognized as a loss on the investment in Excelsa as of June 30, 2006. If the results of Excelsa do not improve in the future, we may be required to further impair our investment.

Item 2. Properties

The company is headquartered in New York City where it maintains approximately 4,200 feet of office space in two locations. We lease approximately 1,500 square feet which is equipped to fully meet the needs of our corporate finance office. The currently lease runs through December 2007 with a monthly rent of $7,750. Our majority owned subsidiary, Innalogic LLC. currently leases approximately 2,700 square feet of office space in New York, NY. The current lease runs through October 2005 with a monthly rent of $5,400. Innalogic LLC has executed a new lease for the property which will run through March 2007 with a monthly rent of $6,500.

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

3.
A vote was held to amend the Amended and Restated Article of Incorporation to increase the number of authorized shares of Common Stock from 9,375,000 to 25,000,000 and to increase the number of authorized Preferred Stock from 18,750 to 50,000. The total number of votes cast was 1,382,095 with 995,038 voted in favor, 385,297 voted against and 1,760 abstained. There were a total of 1,887,151 shares not voted. As the required vote for this proposal was a majority of the outstanding shares of the voting stock, this proposal was not approved.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company previously traded on the NASDAQ Capital Market under the symbol “MSGI.” Current, the Company’s stock is traded on the “pink sheets’ listings over the counter under the symbol “MSGI.PK”. The following table reflects the high and low sales prices for the Company’s common stock for the fiscal quarters indicated, as furnished by the NASDAQ:

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

	Years ended June 30,
	(In thousands, except per share data)
	2002		2003	2004	2005	2006
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues (1)	$-		$-	$-	$631	$127
Amortization and depreciation	$41		$-	$-	$120	$199
Income (loss) from operations	$(11,059)	(2)	$2,072 (6)	$(2,335)	$(6,707)	$(11,065)
Income (loss) from continuing operations	$(11,075)		$2,977	$(2,087)	$(6,431)	$(15,548) (12)
Gain (loss) from discontinued operations (5)	$(54,711)	(3)	$(517) (7)	$(1,224)	$(325)	$(2,038)
Net income (loss)	$(65,683)		$(2,615) (8)	$(3,311)	$(6,756)	$(17,586)
Net income (loss) available to common stockholders	$(66,096)	(4)	$11,356 (9)	$(3,030) (10)	$(6,872)	$(17,764)

Income (loss) per common share-basic and diluted (11) :
Continuing operations	$(7.45)		$7.39	$(0.78)	$(1.90)	$(4.05)
Discontinued operations	(35.79)		(0.27)	(0.53)	(0.09)	$(0.52)
Cumulative effect of change in accounting	-		(2.21)	-	-	$-
	$(43.24)		$4.91	$(1.31)	$(1.99)	$(4.57)

Weighted average common shares outstanding - diluted basis	1,528	2,294	2,316	3,460	3,885

OTHER DATA:

Net cash used in continuing operations:	$(7,433)	$(4,409)	$(2,620)	$(4,019)	$(3,091)
Net cash provided by (used in) investing activities:	$74	$13,420	$2,449	$(4,953)	$(618)
Net cash provided by (used in) financing activities:	$(6,027)	$12,022	$1,445	$6,773	$4,276
Net cash provided by (used in) discontinued operations	$(56,576)	$(130)	$614	$(266)	$(651)

	As of June 30,
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA:	2002	2003	2004	2005	2006
Cash and cash equivalents	$3,802	$661	$2,549	$112	$-
Working capital (deficit)	$(1,363)	$(3,789)	$1,596	$(1,259)	$(8,540)
Total intangible assets	$-	$-	$490	$204	$108
Total assets	$47,596	$7,648	$5,288	$12,098	$2,201
Total long term debt, net of current portion	$176	$-	$-	$887	$-
Total stockholders’ equity (deficit)	$1,390	$3,108	$2,201	$4,880	$(6,402)

(1)	All prior periods presented have been reclassified and revenue from its list sales and services product line and AONet operations has been reclassified as part of discontinued operations.

(2)	Loss from operations includes an impairment write-down of goodwill of $6,500 and a write-down of abandoned leased property of $6,400.

(3)	Net loss in the fiscal year 2002 includes an extraordinary item of $4,859 for a loss on early extinguishments of debt.

(4)	Net loss available to common stockholders in the fiscal year 2002 includes a deemed dividend in the amount of $413 in connection with the redemption of preferred stock.

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

On March 31, 2006, the Company forfeited its 51% ownership interest in AONet International S.r.L. Amounts have been reclassified to discontinued operations for the period of our ownership (June 1, 2005 through March 31, 2006).

(6)	Income from operations in the fiscal year 2003 includes a gain on termination of lease of $3.9 million.

(7)	In December 2002, the Company sold certain assets of the Northeast Operations for a loss of $0.2 million

(8)
Net loss in the fiscal year 2003 includes a gain from settlement of lawsuit of $1.0 million and a loss from a cumulative effect of change in accounting of $5.1 million in connection with the adoption of SFAS No. 142 for its former list sales and database marketing and website development and design business.

(9)	Net income / (loss) available to common shareholders in the fiscal year 2003 contains a gain (deemed dividend) on redemption of preferred stock of $13.9 million.

(10)	Net income / (loss) available to common shareholders in the fiscal year 2004 includes a gain on redemption of preferred stock of a discontinued operation of $0.3 million

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

(12)	Net income (loss) from continuing operations for the year ended June 30, 2006 include an impairment charge of approximately $2.4 million on our investment in Excelsa.

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

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition
•	Accounts Receivable
•	Goodwill and Intangible Assets
•	Long Lived Assets
•	Accounting for Income Taxes
•	Use of Estimates
•	Equity based compensation
•	Investments in unconsolidated entities

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

Equity Based Compensation:

We adopted Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share−Based Payment" (“SFAS 123R”) effective July 1, 2005. This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued. Our adoption of SFAS 123R impacted our results of operations by increasing the non cash compensation expense. The amount of the impact to the Company for the year ended June 30, 2006 was approximately $533,000 of additional recognized stock compensation expense that resulted under SFAS 123R as compared to the expense that would have been recorded under APB 25 for the same period, due to the impact of unvested stock options as of July 1, 2005.

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

On April 10, 2004, the Company completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million, pursuant to a definitive agreement entered into as of April 10, 2004. On July 1, 2005, MSGI and its subsidiary FDA entered into a Stock Purchase, Earnout and Royalty Payment Agreement (the “Agreement”) with Future Developments, Ltd. (“FDL”), Darren Labas and Jamie Labas, to acquire the remaining 49% of the issued and outstanding shares of Future Developments America, Inc. held by Darren and Jamie Labas, not held by the Company. This transaction gives 100% ownership of all issued and outstanding shares of Future Developments America, Inc. to MSGI. In connection with this transaction, the technology and intellectual property associated with this business was transferred to FDL (in which we have no ownership interest), and we impaired substantially all of our assets related to our investment.

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

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51 percent of Excelsa’s issued and outstanding common stock, to acquire 262,500 shares of Excelsa common stock at no additional consideration by MSGI. After giving effect to such issuance, and together with the 202,013 shares of Excelsa common stock already owned by Excelsa, MSGI owns approximately 19.5 percent of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method of accounting. The Company wrote down the value of its investment in Excelsa to $1,650,000 at June 30, 2006.

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

On October 19, 2006 the Company entered into a Subscription Agreement with Hyundai Syscomm Corp, a California Corporation, (“Hyundai”) for the sale of 900,000 shares of the Company’s common stock. Subject to the terms and conditions set forth in the Subscription Agreement, Hyundai agrees to purchase from the Company 900,000 shares of common stock in exchange for the Company’s receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006, and receipt of a certain pending Sub-Contracting Agreement. Under the terms and conditions set forth in the Subscription Agreement, Hyundai agrees that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company can issue 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company’s common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). Under the License Agreement, the Company has agreed to license certain intellectual property to Hyundai. Under the Sub-Contracting Agreement, Hyundai will retain the Company as a sub-contractor for the Company’s products and services.

On October 25, 2006 the Company entered into a Sub -Contracting Agreement with Hyundai Syscomm Corp. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company’s products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it’s most favored price for such training services. No title or other ownership of rights in the Company’s Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company’s products.

Results of Operations Fiscal 2006 Compared to Fiscal 2005

As of the year ended June 30, 2006 (the “Current Period”), the Company realized revenues in the amount of approximately $127,000 from the sales of Innalogic products for several unique projects. One domestic security organization represented a substantial portion of such revenues and revenues to Excelsa represented the majority of the remaining 2006 revenues. We expect sales to grow as the technology becomes more well-known if we can increase our sales organization or have our business partners act as distributors. All revenues generated by previously owned subsidiaries and AONet during the fiscal year ended June 30, 2004 through 2006, have been reclassified to a single line presentation of Loss from Discontinued Operations on the Consolidated Statement of Operations. Revenues declined from the 2005 (“Prior Period”) levels of approximately $631,000 due to the timing of the orders. The Company’s ability to secure and fulfill orders was significantly impacted by the lack of resources during the Current Period.

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

The Company recognized an expense for the provision for loss on a note receivable from the Chief Executive Officer of the Company as of June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable and the full amount has been written off. There was no such cost in the Prior Period.

Selling, general and administrative expenses of approximately $3.8 million in the Current Period increased by approximately $1.1 million or 41% over comparable expenses of $2.7 million in the Prior Period. The increase is due primarily to the expense of approximately $500,000 related to the unsuccessful VeriSign relationship in Italy, as well as increased travel, marketing, and business development expenses in connection with the completion of the recent acquisitions and subsequent integration. Professional fees also increased as a result of the expansion and later contraction of our operations in Italy, and legal and accounting fees associated with operations in the Unites States and Italy.

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

During the Current Period, the Company recorded depreciation and amortization expense of approximately $200,000 as a result of writing-off certain abandoned fixed assets and a full year of depreciation for Innalogic assets, whereas the Company had a lesser amount of depreciable or amortizable assets in service in the Prior Period.

During the Current Period, the Company recorded a loss from impairment on the investment in Excelsa of approximately $2.4 million. There was no such expense realized in the Prior Period.

Interest income of approximately $70,000 represents primarily the interest earned on the promissory note from the Chief Executive Officer, and earnings from cash investments.

Interest expense of approximately $4.5 million is primarily due to debt transactions entered into during the Current Period and the value of certain equity instruments granted to note holders in contemplation of debt defaults and the issuances of extensions and waivers. As a result of continued defaults, the Company accelerated the amortization of deferred financing costs and other interest costs, such that most of said items were fully recognized in interest expense at June 30, 2006. The interest expense associated with the debt modifications was approximately $2.2 million during the year ended June 30, 2006.

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

As a result of the above, loss from continuing operations item of approximately $15.5 million in the Current Period increased by $9.1 million over a comparable loss of $6.4 in the Prior Period.

The loss from discontinued operations-AONet represents our share of the results of the operations of AONet for the period in which we consolidated their operations in our financial statements. For the Prior Period, we recognized one month of AONet’s operations. The relative losses from the AONet business increased in the Current Period over the Prior Period primarily because of a decline in sales associated with a decline in sales efforts and the loss of certain customers. The loss on disposal of discontinued operations-AONet represents the write-down of the remaining book value of assets and liabilities associated with the AONet operations to nil as of April 1, 2006, the date we defaulted on the required debt service payment and forfeited our ownership.

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

As a result of the above, net loss of approximately $17.6 million in the Current Period increased by approximately $1.8 million over comparable net loss of $6.8 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $178,000 as compared to $117,000 in the Prior Period. This pertains to the issuance of the Company’s Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock.

As a result of the above, net loss attributable to common shareholder of approximately $17.8 million in the Current Period increased by approximately $11.0 million over comparable net loss of $6.8 million in the Prior Period.

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

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity and debt transactions. At June 30, 2006, the Company had no cash and cash equivalents and was in default of debt agreements. The Company does not believe that existing financing will meet their current working capital and debt service requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Subsequent Event Transactions:
The transactions described below are transactions entered into after June 30, 2006:

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. Further, the strategic partner paid certain expenses on our behalf. There can be no assurances that the strategic transactions can or will be completed. The advances bear interest at a rate of 8% and amounts to $1,381 for the year ended June 30, 2006.

The Company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations. On December 13, 2006 the Company, pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors"), issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. The conversion of the Notes and the exercise of the Warrants are subject to stockholder approval (the "Stockholder Approval"), which the Company is required to use its best efforts to obtain by February 15, 2007. H.C. Wainwright acted as a placement agent for a portion of the offering.

The Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (described herein), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share.

The Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the "Registration Rights Agreement"). The Company has also entered into a Security Agreement (the "Security Agreement") and an Intellectual Property Security Agreement (the "Intellectual Property Security Agreement") with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company's subsidiaries to the Investors to secure the Company's obligations under the Notes and Warrants.

The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants.

H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share.

Analysis of cash flows during fiscal year ended June 30, 2006:

The Company realized a loss from continuing operations of approximately $15.5 million in the Current Period. Cash used in operating activities from continuing operations was approximately $3.1 million. Net cash used in operating activities principally resulted from the loss from continuing operations offset by an increase trade accounts payable and accrued liabilities in the Current Period.

In the Current Period, the Company was provided net cash of approximately $4.5 million from the issuance of debt instruments. These instruments bear interest ranging from 8% - 30%. Substantially all of these instruments are due within 12 months or are already in default. See discussion of debt terms below.

In the Current Period net cash of approximately $652,000 was used in discontinued operations.

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

Debt:
Callable Secured Convertible Note financing
On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor. The Company received $2 million in gross proceeds upon closing, and received an additional $500,000 upon filing of the registration statement relating to this financing transaction, and $500,000 upon the effectiveness of the registration statement. The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after each closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months. Pursuant to an amendment dated September 21, 2005 the Company has the option to make the monthly payments in registered shares of common stock only if the stock price exceeds $4.92 over a specified period of time. The Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The conversion price is $4.92. The agreement provides that for any monthly period in which the stock price is greater than 125% of the initial market price of $6.56, as defined in the agreement, for the month, the interest rate for that month will be 0%. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction. In January 2006, this Agreement was further amended with a Letter Agreement in conjunction with additional short-tem notes the Company entered into with the same investors (see below), which allows the Company to meet its payment obligations under the terms of the Callable Secured Convertible Notes for the months of January, February and March 2006 by issuing 22,000 shares of the Company’s common stock per month, due on the last day of each month. The Letter Agreement also allows for the issuance of 9,000 shares of the Company’s common stock as a partial payment against the obligation due for the Callable Secured Convertible Notes for the month of April 2006. Also, in January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the noteholders, whereby, the common stock of MSGI owned by the Chief Executive Officer (Approximately 190,000 shares) was pledged as additional collateral for the notes. As of June 30, 2006, the Company issued 75,000 shares of its common stock per the terms of the Letter Agreement. Through a combination of cash payments ($211,253) and issuance of shares of common stock, the principal balance of the $3.0 million of the notes was reduced to $2,574,597 as of June 30, 2006. On June 7, 2006 the Company entered into a waiver agreement providing for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In connection with the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense. Because of the default of the terms of the notes, the amortization of all deferred financing costs, beneficial conversion costs and interest were accelerated to be recognized by June 30, 2006. As of June 30, 2006 the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes.

On December 13, 2006 the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. The conversion of the Notes and the exercise of the Warrants are subject to stockholder approval (the "Stockholder Approval"), which the Company is required to use its best efforts to obtain by February 15, 2007. H.C. Wainwright acted as a placement agent for a portion of the offering. The Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (described herein), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the "Registration Rights Agreement"). The Company has also entered into a Security Agreement (the "Security Agreement") and an Intellectual Property Security Agreement (the "Intellectual Property Security Agreement") with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company's subsidiaries to the Investors to secure the Company's obligations under the Notes and Warrants. The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants. H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share.

Other Notes Payable:
Other Notes payable consist of the following as of June 30, 2006:

December 2005 Note Payable	$250,000
January 2006 Note Payable	$600,000
Notes Payable to vFinance Investment,
net of discount of $382,676	$592,427

Total	$1,442,427

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal and interest of $25,000 will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006. This amount has not yet been paid.

During January 2006, the Company entered into a short-term note in the amount of $300,000. This loan bore interest at a rate of 12%. The annual interest amount was due in full even if early payment of principal. The entire principal and interest of $336,000 was paid in full on January 24, 2006.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the Callable Secured Convertible Notes. The short-term notes have an aggregate principal amount of $500,000. The loans bear interest at a rate of 20% through April 19, 2006 and have an annual imputed interest rate of 80%. In connection with the above mentioned letter of amendment, the aggregate principal and interest of $600,000 was due July 14, 2006. Such payment was not made. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants.

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

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. In addition, the strategic partner also has paid certain expenses on our behalf. There can be no assurances that the strategic transactions can or will be completed. The advances bear interest at a rate of 8% and amounts to $1,381 for the year ended June 30, 2006.

Acquisition and disposition of AONet International srl:

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl (“AONet”), a company organized under the laws of the Republic of Italy, representing 51% of all of AONet’s equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro ( of which 350,000 Euro has been paid through June 30,,2005 and the remainder was payable in three equal installments of 250,000 Euro due on each of September 30 (paid October 2, 2005) and December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement would be terminated and the Company would be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date.

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

On June 6, 2005, the Company filed a registration statement on Form S-3 in order to register the shares of the Company’s common stock underlying the Series F Convertible Preferred Stock. As a result of filing the registration statement later than 180 days past the November 10, 2004 closing date of the definitive agreements for the purchase of the Series F Convertible Preferred Stock, per the terms of definitive agreements the Company issued approximately 469 additional shares of Series F Convertible Preferred Stock as a penalty. These additional shares carry all rights of the original shares issued. The registration statement became effective on July 21, 2005. During fiscal year 2006, 5,813 of the shares of the Series F Convertible Preferred Stock were converted into 286,189 shares of common stock. During the six months ended December 31, 2006, 4,031 of the shares of the Series F Convertible Preferred Stock were converted into 198,470 shares of common stock. There are currently no outstanding shares of the Series F Convertible Preferred Stock.

Summary of Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company is going to adopt the provisions of SFAS No. 157 in the first quarter of fiscal year ended June 30, 2007 and we do not expect any significant impact to our financial statements upon adoption.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff's previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). Management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

Item 7 (a). Quantitative and Qualitative Disclosure about Market Risk

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

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Reconta Ernst & Young S.p.A. audited the financial statements of AONet International S.r.L. as of June 30, 2005 and for the one month then ended, and issued their report dated October 5, 2005, and which report was unqualified but did contain an explanatory paragraph with respect to the uncertainty of AONet International S.r.L.’s ability to continue as a going concern. During fiscal year 2006, MSGI was informed that Reconta Ernst & Young S.p.A. was resigning from this engagement and would not reissue their opinion on the 2005 financial statements of AONet International S.r.L. Amper, Politziner and Mattia P.C., the Company’s registered independent public accountants, re-audited the financial statements of AONet International S.r.L. as of June 30, 2005 and for the one month then ended. Therefore, the report of Amper, Politziner & Mattia P.C. addresses the financial statements of MSGI taken as a whole for the year ended June 30, 2005 and it will no longer be necessary for Reconta Ernst & Young S.p.A to reissue their opinion on the 2005 financial statements of AONet International S.r.L.

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

Item 9B - Other information

None

PART III

Item 10 - Executive Officers and Directors of the Registrant
------------------------------------------------------------
The Company's executive officers and directors and their positions with MSGI are as follows:

Name	Age	Position

J. Jeremy Barbera	49	Chairman of the Board of Directors and Chief Executive Officer

Richard J. Mitchell III	47	Chief Accounting Officer, Treasurer and Secretary
Joseph C. Peters	49	President and Director
John T. Gerlach	74	Director
Seymour Jones	75	Director
David C. Stoller	56	Director

Mr. Barbera has been Chairman of the Board and Chief Executive Officer of the Company and its predecessor businesses since April 1997, and has served as Director and officer since October 1996 when MSGI Direct was acquired in an exchange of stock. He founded MSGI Direct in 1987, which was twice named to the Inc. 500 list of the fastest growing private companies in America. Mr. Barbera pioneered the practice of database marketing for the live entertainment industry in the 1980’s, achieving nearly one hundred percent market share in New York. Under his leadership, MSGI originated the business of web-based ticketing in 1995 and became the dominant services provider in every major entertainment market in North America. Their principal areas of concentration also included: financial services, fundraising and publishing. MSGI was named one of the 50 fastest growing public companies in both 2001 and 2002 by Crains New York Business. In April 2004, Mr. Barbera completed the divestiture of the legacy businesses and re-birthed the company in the homeland security industry as MSGI Security Solutions, Inc. Prior to founding MSGI Direct, Mr. Barbera was a research scientist based at NASA/Goddard Space Flight Center, working on such groundbreaking missions as Pioneer Venus and the Global Atmospheric Research Program. Mr. Barbera has more than 20 years of experience in the areas of technology, marketing and database management services. Mr. Barbera is a Physicist educated at New York University and the Massachusetts Institute of Technology.

Mr. Mitchell has been the Company's Chief Accounting Officer and Treasurer since December 2003. Mr. Mitchell was appointed as Secretary by the Board of Directors of the Company in December 2006. Mr. Mitchell has been with the Company since May of 1999, when the former CMG Direct Corp. was acquired from CMGi, Inc. Mr. Mitchell has since served in a variety of positions for MSGI, including VP, Finance and Controller of CMG Direct Corp., VP, Finance for MKTG Services, Inc. and Senior V.P. and General Manager of MKTG Services Boston, Inc. Prior to joining the MSGI team, Mr. Mitchell served as a senior financial consultant to CMGi. During his tenure with CMGi, he participated on the Lycos IPO team, assisting in preparing Lycos for it's highly successful initial offering in April 1996. As a consultant to CMGi, Mr. Mitchell was also involved in corporate accounting and finance, including involvement in the formation of companies such as Navisite and Engage Technologies. In addition, Mr. Mitchell participated in the mergers and acquisition team of SalesLink, a wholly owned subsidiary of CMGi,where he assisted in the post-acquisition financial reporting systems migration and financial management of Pacific Link, a fulfillment operation located in Newark, CA. Mr. Mitchell performed a variety of financial management and accounting functions for Wheelabrator Technologies Inc., a $1.5 billion environmental services company, from 1987 through 1994. Those responsibilities included Northeast Regional Controller for the Wheelabrator Clean Water Corp. division, Corporate Director of Internal Audit and Corporate Accounting Manager. Mr. Mitchell graduated from the University of Lowell, Lowell, Massachusetts (now named the University of Massachusetts at Lowell) with a Bachelor of Science degree in Accounting.

Mr. Peters has served as President of the Company since November 2004 and has served as a Director of the Company since April 2004. Mr. Peters served President George W. Bush as the Assistant Deputy Director for State and Local Affairs of the White House's Drug Policy Office - commonly referred to as the Drug Czar's Office. There his duties included supervision of the country's High Intensity Drug Trafficking Area (HIDTA) Program. Mr. Peters also served as the Drug Czar's Liaison to the White House Office of Homeland Security and Governor Tom Ridge. Previously, Mr. Peters joined the Clinton White House, to direct the country's 26 HIDTA's, with an annual budget of a quarter billion dollars. Mr. Peters also represented the White House with police, prosecutors, governors, mayors and many non-governmental organizations. Mr. Peters began his career as a State prosecutor when he joined the Pennsylvania Attorney General's office in 1983. He later served as a Chief Deputy Attorney General of the Organized Crime Section, and in 1989 was named the first Executive Deputy Attorney General of the newly created Drug Law Division. In that capacity, Mr. Peters oversaw the activities of 56 operational drug task forces throughout the State, involving approximately 760 local police departments with 4,500 law enforcement officers. Mr. Peters consults to national and international law enforcement organizations on narco-terrorism and related intelligence and prosecution issues. He is an associate member of the Pennsylvania District Attorney's Association and a member of the International Association of Chiefs of Police, where he sits on their Terrorism Committee. Mr. Peters has devoted his entire career to public service.

Mr. Gerlach has been a Director of the Company since December 1997. Mr. Gerlach is Chairman of the M&A Committee  and a member of the Audit and Compensation Committees of the Board of Directors. He is currently Senior Executive Professor of the graduate business program and Associate Professor of Finance at Sacred Heart University in Fairfield, CT. Previously, Mr. Gerlach was a Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects, President and Chief Operating Officer of Horn & Hardart and Founder and President of Consumer Growth Capital. Mr. Gerlach also serves as a director for Uno Restaurant Co., SAFE Inc., Cycergie (a French company), Akona Corp., and the Board of Regents at St. John's University in Collegeville, MN. Mr. Gerlach is a member of an advisory board for Drexel University’s College of Business & Administration.

Mr. Jones has been a Director of the Company since June 1996 and is a member of the Audit Committee of the Board of Directors. Mr. Jones has been Professor of Accounting at New York University since September 1993. From April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of PricewaterhouseCoopers LLP. In addition to 40-plus years of accounting experience, Mr. Jones has more than ten years of experience as an arbitrator and an expert witness, particularly in the areas of fraud, mergers and acquisitions, and accounting matters. Mr. Jones also functions as a consultant to Milberg Factors and CHF Industries, and serves as a director for Reliance Bank.

Mr. Stoller has served as a Director of the Company since March 2004, and is a member of the Audit Committee. Mr. Stoller has been involved in public and private finance for the last 20 years. Mr. Stoller began his professional career as an attorney. He was partner and co-head of global finance for Milbank, Tweed, Hadley & McCloy, LLP where he helped build one of the world's largest and most successful practices, participating personally in financings totaling more than $4 billion. At the end of 1992, Mr. Stoller joined Charterhouse Group International, a large New York City-based private equity firm, as chairman of its Environmental Capital Group. In 1993, Mr. Stoller, through the Charterhouse Environmental Group, launched American Disposal Services, an integrated waste management company that ultimately acquired and consolidated, with $34 million in equity capital, more than 70 waste management companies, located principally in the Midwest. American Disposal had a successful initial public offering in July 1996, and shortly afterward, Mr. Stoller, still chairman, became a general partner at Charterhouse and actively participated in raising $1 billion for Charterhouse's third private equity fund. American Disposal was sold in 1998 to Allied Waste for a price exceeding $1.3 billion. In August of 1998, Mr. Stoller left Charterhouse to launch Americana Financial Services, raising over $25 million in private equity capital. Americana (now the American Wholesale Insurance Group) is currently one of the top five largest private wholesale insurance brokerages in the United States. In 2002, Mr. Stoller launched TransLoad America LLC, which is principally in the business of transloading and transporting waste materials by rail, with an initial focus on the northeastern section of the United States. Mr. Stoller holds a B.A. from the University of Pennsylvania, an M.A. from the Graduate Faculty of the New School for Social Research, and a J.D. from Fordham University School of Law. He is also a graduate of the Harvard Business School Advanced Management Program.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2006, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2006.

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

Item 11 - Executive Compensation:

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2006 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

	Fiscal	Securities
	Year	Other	Underlying
	Ended	Annual	Annual	Annual	Options/
Name and Principal	June 30,	Salary ($)	Bonus	Compensation	SARs (#)

Position

J. Jeremy Barbera (1)	2006	350,000	--	--	--
Chairman of the	2005	350,000	--	--	--
Board and	2004	348,514	--	10,000 (2)	--
Chief Executive Officer

Joseph Peters (3)	2006	200,000	--	--	--
President and Director	2005	120,000	--	25,000 (4)	--

Richard J. Mitchell III (5)	2006	125,000	--	--	--
Chief Accounting Officer,
Treasurer and Secretary

(1)
In February 2003, Mr. Barbera voluntarily forgave a portion of his compensation to effect a reduction of approximately 30% to $350,000. Beginning in January 2005, Mr. Barbera elected to defer a portion of his compensation for the third and fourth quarters of the fiscal year ended June 30, 2005 until further notice. The deferred compensation totaled $173,654 at June 30, 2005. Mr. Barbera elected to utilize $50,000 of his deferred compensation as an offset against interest owed on a related party note payable to MSGI. The balance of Mr. Barbera’s deferred compensation at June 30, 2005 was approximately $123,654. During the fiscal year ended June 30, 2006, Mr. Barbera deferred an additional $92,038 of his compensation. The deferred compensation totaled approximately $215,692 at June 30, 2006.

(2)	In connection with the successful private placement sale of 25,000 shares of the Company’s Common Stock, Mr. Barbera was awarded a $10,000 finder's fee.
(3)	During the fiscal year ended June 30, 2006, Mr. Peters deferred approximately $82,400 of his salary.
(4)	Mr. Peters was paid a $25,000 signing bonus at the time of his hire as President of MSGI in December 2004.
(5)	During the fiscal year ended June 30, 2006, Mr. Mitchell deferred approximately $61,100 of his salary.

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

As of June 30, 2004, the Board of Directors had agreed to issue 322,500 options beyond the number available in the 1999 plan, subject to approval of an increase to the plan by a future vote of shareholders. The Company approved 342,500 options to purchase shares of common stock at an exercise price of $1.50 and 20,000 options to purchase shares of common stock at an exercise price of $4.125. An annual meeting of shareholders of MSGI was held on February 7, 2005 where a proposal by the Company's Board of Directors to increase the number options available under the 1999 plan by 1,000,000 was approved by a vote of the shareholders. Upon shareholder approval, the 362,500 stock options were granted on February 7, 2005, at which the market price of the stock was $9.48. Due to the difference in market and exercise price, the Company recorded a deferred compensation expense at the date of grant of approximately $2.8 million, which was being amortized over the related service period. For the years ended June 30, 2006 and 2005, the Company realized non-cash employee compensation expense related to the stock options granted of approximately $1.5 million, respectively.

Effective July 1, 2005, the Company has adopted SFAS 123R, “Share−Based Payment”. SFAS 123R replaces SFAS 123 “Accounting for Stock−Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS123R requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. The Company has selected the Black−Scholes method of valuation for share−based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight−line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. The Company did not record a tax benefit related to the share−based compensation expense since the Company has a full valuation allowance against deferred tax assets. In connection with the adoption and provisions of SFAS 123R, the Company reversed the deferred compensation balance of $1,301,974, resulting from the prior application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid−in capital. This expense is now superseded by the SFAS 123R expense, which will be recorded over the remaining vesting period of the stock options. The expense for stock based compensation for the year ended June 30, 2006 was $1,523,406.

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

There were no options granted during the fiscal year ended June 30, 2006.

AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information regarding the number and value of securities underlying unexercised stock options held by the Named Executive Officers as of June 30, 2006.

			Number of Securities	Value of unexercised
			Underlying Unexercised	In-the-Money Options/
	Number of		Options/SARs at Fiscal	SARs at Fiscal Year
	Securities	Value	Year End (#)	End ($)
	Exercised (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

J. Jeremy Barbera	-	-	220,000/80,000	$237,600/$86,400
Joseph C. Peters	-	-	38,640/61,360	--/--
Richard J. Mitchell III	-	-	6,000/4,000	$6,480/$4,320

COMPENSATION OF DIRECTORS

Beginning in October 2003, directors who are not employees of the Company receive an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Prior thereto, directors who were not employees of the Company received an annual retainer fee of $15,000. Fees for attending meetings and committee meetings remained the same. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. The Directors agreed to waive the annual option grant for the fiscal years ended June 30, 2003, 2004, 2005 and 2006.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

The Company had entered into employment agreements with only one of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of the Company by the Board, effective March 31, 1997. Mr. Barbera had previously also served as President and CEO of MSGI Direct. Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. The $500,000 annual salary for Mr. Barbera under his employment agreement reflected a raise from $350,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000. In March 2002, Mr. Barbera agreed to decrease his annual salary to $450,000. In December 2003, Mr. Barbera agreed to further decrease his annual salary to $350,000. The Employment Agreement was automatically renewed for up to an additional three years and will now expire on December 31, 2008. On May 27, 1997, Mr. Barbera was granted options to acquire 166,667 shares of Common Stock of the Company; 55,556 exercisable at $15.75 per share, 55,556 exercisable at $18.00 per share and 55,556 exercisable at $21.00 per share. One third of the options in each tranche vest immediately and one third of each tranche will become available on each of the next two anniversary dates. On June 30, 2000, Mr. Barbera was granted options to acquire 137,500 shares of Common Stock of the Company at $26.625 per share; 68,750 exercisable on December 31, 2000; 34,375 exercisable on December 31, 2001 and 2002. All of these options have been forfeited by Mr. Barbera and are no longer outstanding. In March 2004, Mr. Barbera was granted stock options to purchase 75,000 shares of Common Stock of the company at $1.50 per share. 25,000 options vested on September 24, 2004. 10,000 options vested on March 24, 2005. 20,000 options vest on March 24, 2006. 20,000 options vest on March 24, 2007. On February 7, 2005, upon approval of an increase of the number of options available under the 1999 Plan by a vote of shareholders, Mr. Barbera was granted stock options to purchase 225,000 shares of Common Stock of the company at $1.50 per share. 75,000 options vested on February 7, 2005. 30,000 options vested on March 24, 2005. 60,000 options vest on March 24, 2006. 60,000 options vest on March 24, 2007. If Mr. Barbera is terminated without cause (as defined in the agreement), then the Company shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal year 2006 were Seymour Jones, Joseph Peters, and John Gerlach. Mr. Gerlach was Chairman of the Committee. There were no compensation interlocks.

Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2006. None of such persons is an officer or employee, or former officer or employee of the Company or any of its subsidiaries. Mr. Peters was also an officer and employee of the Company during the fiscal year ended June 30, 2006.

No interlocking relationships exist between the member of the Company's Board of Directors or Compensation Committee and the Board of Directors or Compensation Committee of any other Company, nor has any such relationship existed in the past.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Decisions regarding compensation of our executive officers are made by the Compensation Committee. In making decision on compensation, the Compensation Committee solicits and receives the recommendations of the Chief Executive Officer.

COMPENSATION POLICIES FOR EXECUTIVE OFFICERS

The Compensation Committee desires to set compensation at levels through arrangements that will attract and retain managerial talent desired by us, reward employees for past contributions and motivate managerial efforts consistent with corporate growth, strategic progress and the creation of stockholder value. The Compensation Committee believes that a mix of salary, incentive bonus and stock options will achieve those objectives.

RELATIONSHIP OF PERFORMANCE TO EXECUTIVE COMPENSATION

The base salary of Mr. Barbera is set by terms of his employment agreement, which was negotiated to attract and retain him. The Compensation Committee believes this salary is competitive and represents a fair estimate of the value of the services rendered by Mr. Barbera.

Respectively submitted,
COMPENSATION COMMITTEE
John T. Gerlach

STOCK PERFORMANCE GRAPH

The graph below compares our cumulative total return, the Russell 2000 index and the Nasdaq Non-Financial index from June 30, 2001, through June 30, 2006. Total return is based on an assumed investment of $100 on June 30, 1999.

EDGAR PRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

DOLLARS

MSGI SECURITY SOLUTIONS, INC. RUSSELL 2000 NASDAQ NON-FINANCIAL

6/01	100	100	100
6/02	11	90	57
6/03	4	88	65
6/04	23	115	81
6/05	35	125	79
6/06	14	318	83

	6/01	6/02	6/03	6/04	6/05	6/06

MSGI	100	11	4	23	35	14
RUSSELL 2000	100	90	88	115	125	318
NASDAQ NON-FINANCIAL	100	57	65	81	79	83

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of securities		Number of Securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuances
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans
approved by security holders
1999 Stock Option Plan (1)	520,000	$2.40	605,122
Executive Options (1)	40,000	$2.81	-

Equity compensation plans not
approved by security holders
Warrants	793,340	$7.29	-

(1) The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options. The plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant. As of June 30, 2004, the Board of Directors had agreed to issue 322,500 options beyond the number available in the 1999 plan, subject to approval of an increase to the plan by a future vote of shareholders. The Company approved 342,500 options to purchase shares of common stock at an exercise price of $1.50 and 20,000 options to purchase shares of common stock at an exercise price of $4.125. An annual meeting of shareholders of MSGI was held on February 7, 2005 where a proposal by the Company's Board of Directors to increase the number options available under the 1999 plan by 1,000,000 was approved by a vote of the shareholders. Upon shareholder approval, the 362,500 stock options were granted on February 7, 2005, at which the market price of the stock was $9.48. Due to the difference in market and exercise price, the Company recorded a deferred compensation expense at the date of grant of approximately $2.8 million, which was being amortized over the related service period. For the years ended June 30, 2006 and 2005, the Company realized non-cash employee compensation expense related to the stock options granted of approximately $1.5 million, respectively.

Effective July 1, 2005, the Company has adopted SFAS 123R, “Share−Based Payment”. SFAS 123R replaces SFAS 123 “Accounting for Stock−Based Compensation” and supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS123R requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. The Company has selected the Black−Scholes method of valuation for share−based compensation and has adopted the modified prospective transition method under SFAS 123R, which requires that compensation cost be recorded, as earned, for all unvested stock options outstanding at the beginning of the first quarter of adoption of SFAS 123R. As permitted by SFAS 123R, prior periods have not been restated. The charge is being recognized in non cash compensation on a straight−line basis over the remaining service period after the adoption date based on the options’ original estimate of fair value. The Company did not record a tax benefit related to the share−based compensation expense since the Company has a full valuation allowance against deferred tax assets. In connection with the adoption and provisions of SFAS 123R, the Company reversed the remaining deferred compensation balance of $1,301,974, resulting from the prior application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid−in capital. This expense is now superseded by the SFAS 123R expense, which will be recorded over the remaining vesting period of the stock options. The expense for the year ended June 30, 2006 was $1,523,406.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of November 30, 2006 by: (i) each Director and each of the Named Executive Officers; (ii) all executive officers and Directors of the Company as a group; and (iii) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Owner	Class

Common	J. Jeremy Barbera	185,000	3.56%
	575 Madison Ave	Chairman
	New York, NY 10022	Named Officer

Common	Seymour Jones	5,292	*
	575 Madison Ave	Director
	New York, NY 10022

Common	John Gerlach	2,600	*
	575 Madison Ave	Director
	New York, NY 10022

Common	David Stoller	--	*
	575 Madison Ave	Director
	New York, NY 10022

Common	Joseph Peters	34,600	*
	575 Madison Ave Director
	New York, NY 10022	Named Officer

Common	Richard Mitchell	--	*
	575 Madison Ave	Named Officer
	New York, NY 10022

All Directors and Named Executive Officers		227,492	4.38%
reported as a group

Common	Hyundai Syscomm, Inc.	865,000	16.64%
	228 Hamilton Ave
	Palo Alto, CA 94301

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

Item 13 - Certain Relationships and Related Transactions

Transactions with Mr. Barbera: During the year ended June 30, 2002, the Company advanced $1,000,000 pursuant to a promissory note receivable to Mr. Barbera due and payable to the Company at maturity, October 15, 2006. The note was entered into as an inducement to the continued employment of Mr. Barbera and to provide additional security in the event of a change in control. Accordingly, the note will be forgiven in the event of a change in control. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of Mr. Barbera and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of approximately $69,770 for the year ended June 30, 2006. As of June 30, 2006, the interest due on October 15, 2005 of approximately $162,600 is in arrears. During fiscal 2005, $50,000 of compensation due to the officer was used to pay the interest due on the note. Since collectibility of the note receivable is uncertain, the Company has provided for the loss of the note receivable during the year ended June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable and the full amount has been written off.

Item 14 - Principal Accountant Fees and Services

The aggregate fees billed by Amper, Politziner & Mattia, P.C., independent accountants, for professional services rendered to MSGI Security Solutions, Inc during the fiscal years ended June 30, 2006 and 2005 were comprised of the following:

	Fiscal Year	Fiscal Year
	2006	2005

Audit Fees	$215,300	$262,200
Tax Fees	30,900	40,000
All other Fees	--	--
Total Fees	$246,200	$302,200

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

The Company's Audit Committee pre-approves all services provided by Amper, Politziner & Mattia, P.C.

Part IV

Item 15 - Exhibits and Financial Statement Schedules
(a)(1) Financial statements - see "Index to Financial Statements" on page 28.
(2) Financial statement schedules - see "Index to Financial Statements" on page 28.
2.1	Amended and Restated Limited Liability Company Agreement, dated as of August 18, 2004, Incorporated by reference to Exhibit No. 2.1of the Company's Current Report on Form 8-K, filed September 2, 2004
2.2	Investment Agreement, dated as of August 18, 2004, Incorporated by reference to Exhibit No. 2.2 of the Company's Current Report on Form 8-K, filed September 2,
2.3	Subscription Agreement, dated December 1, 2004, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed December 7, 2004
2.4	Subscription Agreement, dated January 3, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed January 7, 2005

2.5	Restructuring and Subscription Agreement, dated as of May 16, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed May 20, 2005
2.6	Stock Purchase Agreement, dated as of June 1, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed June 7, 2005
2.7	Stock Purchase Agreement dated as of July 1, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed July 7, 2005
(3) Exhibits:

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company's Report on Form 10K- for the fiscal year ended June 30, 2001

3.3
Certificate of Amendment to the Articles of Incorporation for change of name to All-Comm Media Corporation, incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 1995

3.4	By-Laws, included in the Company's Report on Form 10K- for the fiscal year ended June 30, 2004
3.5
Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 36,300,000 total, incorporated by reference to the Company's Report on Form 10-K dated June 30, 1996

3.6
Certificate of Amendment of Articles of Incorporation for change of name to Marketing Services Group, Inc., incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended June 30, 1997

3.7
Certificate of Amendment of Articles of Incorporation for increase in number of authorized shares to 75,150,000 total, incorporated by reference to the Company's Report on Form 10-KSB dated June 30, 1998

3.8	Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, included in the Company's Report on Form 10K- for the fiscal year ended June 30, 2004
4.1	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed January 5, 2005
4.2	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed November 16, 2004
4.3	Form of Investors' Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed November 16, 2004
4.4	Form of Investors’ Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed January 5, 2005
4.5	Form of Agent's Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed November 16, 2004
4.6	Form of Agent’s Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed January 5, 2005
4.7	Form of Securities Purchase Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed July 9, 2005
4.8	Form of Callable Secured Convertible Note, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed September 9, 2005
4.9	Form of Securities Purchase Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed August 9, 2005
4.10	Registration Rights Agreement, Incorporated by reference to Exhibit No. 4.4 of the Company's Current Report on Form 8-K, filed August 9, 2005
4.11	Security Agreement, Incorporated by reference to Exhibit No. 4.5 of the Company's Current Report on Form 8-K, filed August 31, 2005
4.12	Form of Agent's Warrant, Incorporated by reference to Exhibit No. 4.6 of the Company's Current Report on Form 8-K, filed August 31, 2005
4.13	Form of Agreement to Issue Additional Company Interests, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed September 7, 2005
4.14	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed July 7, 2006
4.15	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed October 25, 2006
4.16	Form of Sub-Contracting Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed October 31, 2006

4.17	Form of Callable Secured Convertible Note, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed December 18, 2006
4.18	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed December 18, 2006
10.1	J. Jeremy Barbera Employment Agreement, incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000
10.2	Form of Bridge Loan Agreement, Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K, filed February 27, 2006
10.3	Form of Promissory Note, Incorporated by reference to Exhibit No. 10.2 of the Company's Current Report on Form 8-K, filed February 27, 2006
10.4	Form of Warrant, Incorporated by reference to Exhibit No. 10.3 of the Company's Current Report on Form 8-K, filed February 27, 2006
10.5	Form of Registration Rights Agreement, Incorporated by reference to Exhibit No. 10.4 of the Company's Current Report on Form 8-K, filed February 27, 2006
10.7
Securities Purchase Agreement, dated December 13, 2006, by and among MSGI Security Solutions, Inc. and each of the Purchasers set forth on the signature pages thereto, Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K, filed December 18, 2006

10.8
Registration Rights Agreement, dated December 13, 2006 by and among MSGI Security Solutions, Inc. and each of the undersigned, Incorporated by reference to Exhibit No. 10.2 of the Company's Current Report on Form 8-K, filed December 18, 2006

10.9
Security Agreement, dated as of December 13, 2006 by and among MSGI Security Solutions, Inc., certain subsidiaries of MSGI and the secured parties which are signatories thereto, Incorporated by reference to Exhibit No. 10.3 of the Company's Current Report on Form 8-K, filed December 18, 2006

10.10
Intellectual Property Agreement, dated as of December 13, 2006 by and among MSGI Security Solutions, Inc., certain subsidiaries of MSGI and the secured parties which are signatories thereto, Incorporated by reference to Exhibit No. 10.4 of the Company's Current Report on Form 8-K, filed December 18, 2006

10.5
Letter Agreement, dated December 13, 2006 by and among MSGI Security Solutions, Inc. and the parties thereto, Incorporated by reference to Exhibit No. 10.5 of the Company's Current Report on Form 8-K, filed December 18, 2006

10.6	Debt Exchange/Subscripton Agreement, Incorporated by reference to Exhibit No. 10.1 of the Company’s Current Report on Form 8-K, filed December 26,2006
21	List of Company's subsidiaries
23.1	Consent of Amper, Politziner & Mattia
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: December 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive	December 26, 2006
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/ John T. Gerlach	Director	December 26, 2006
John T. Gerlach

/s/ Seymour Jones	Director	December 26, 2006
Seymour Jones

/s/ Joseph Peters	Director	December 26, 2006
Joseph Peters

/s/ David Stoller	Director	December 26, 2006
David Stoller

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
[Items 14]

(1)	FINANCIAL STATEMENTS:	Page

	Report of Independent Registered Public Accounting Firm	53

	Consolidated Balance Sheets as of June 30, 2006 and
	June 30, 2005	54

	Consolidated Statements of Operations
	Years Ended June 30, 2006, 2005 and 2004	55-56

	Consolidated Statement of Stockholders’ Equity/(Deficit)
	and Other Comprehensive Income (Loss)
	Years Ended June 30, 2006, 2005 and 2004	57-58

	Consolidated Statements of Cash Flows
	Years Ended June 30, 2006, 2005 and 2004	59-60

	Notes to Consolidated Financial Statements	61-86

	Schedule II - Valuation and Qualifying Accounts	87

Schedules other than those listed above are omitted because they are not required or are not applicable or the information is shown in the audited financial statements or related notes.

Introduction

MSGI Security Solutions, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-K for its fiscal year June 30, 2006 (the "2006 Form 10-K"), on October 13, 2006. This initial filing did not include the report of our independent registered public accountants, as they had been unable to complete their audit. MSGI is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended June 30, 2006 in order to 1.) include the report of our registered independent public accountants after having completed their audits as of June 30, 2006 and 2005 and for the three years ended June 30, 2006 2.) include additional disclosures in Part III of this report, as discussed below and 3) to update the financial statements for certain audit adjustments, as discussed below.

The completion of the audit resulted in two adjustments to our previously reported financial statements. As of June 30, 2006, the Company determined that the investment in Excelsa has a fair value of $1,650,000, resulting in an impairment charge of $2,416,192 (See Note 5 for further details). The second adjustment was an increase in the loss from operations of our former AONet International subsidiary of $330,000 (reported as loss from discontinued operations- AONet) and a corresponding decrease in the loss from disposal of discontinued operations - AONet. This second adjustment had no effect on the net results of discontinued operations or net loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
MSGI Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three fiscal years ended June 30, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, and has a significant deficit in working capital, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 2 and 15 to the consolidated financial statements, effective July 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share - Based Payment” applying the modified - prospective method.

In connection with our audits of the consolidated financial statements referred to above, we audited the financial schedule listed under Item 15. In our opinion, the financial schedule, when considered in relation to the financial statements taken as a whole, presents fairly, in all material respects, the information stated therein.

/s/ Amper, Politziner & Mattia, P.C.

December 22, 2006
Edison, New Jersey

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,

ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$-	$$112,649
Accounts receivable, net of allowances of $115,750 and $0	-	100,899
Inventory	50,176	34,023
Other current assets	13,485	89,896
Total current assets	63,661	337,467

Investment in Excelsa S.p.A.	1,650,000	4,063,077
Property and equipment, net	153,041	211,943
Intangible assets, net	108,377	204,139
Related party note receivable	-	1,139,687
Other assets, principally deferred financing costs, net	226,391	21,340
Net assets of discontinued operations	-	6,121,142

Total assets	$2,201,470	$12,098,795

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	$8,223	$-
Notes payable	1,442,427	-
8% Callable convertible notes payable	2,574,597	-
Advances from strategic partner	300,000	-
Accounts payable-trade	1,536,651	523,570
Accrued expenses and other current liabilities	1,694,642	889,632
Deferred revenues	59,332	-
Current portion of abandoned lease obligation	987,348	183,221

Total current liabilities	8,603,220	1,596,423
Long term portion of abandoned lease obligation	-	887,349
Net liabilities of discontinued operations	-	4,734,318
Total liabilities	8,603,220	7,218,090

Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
4,031.55 and 9,844.8 shares of Series F issued and outstanding
(liquidation preference $1,584,060 and $3,266,535) at June 30, 2006
and 2005, respectively	40	98
Common stock - $.01 par value; 9,375,000 authorized; 4,210,729 and
3,849,540 shares issued; 4,193,067 and 3,831,878 shares outstanding
as of June 30, 2006 and 2005, respectively	42,107	38,495
Additional paid-in capital	238,371,269	233,344,128
Deferred compensation	-	(1,301,974)
Accumulated deficit	(243,421,544)	(225,835,306)
Accumulated other comprehensive income	88	28,974
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)

Total stockholders’ equity (deficit)	(6,401,750)	4,880,705
Total liabilities and stockholders’ equity (deficit)	$2,201,470	$12,098,795

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004

Revenue	$76,080	$631,480	$-

Revenue - related party	50,750	-	-

Total revenue	126,830	631,480	-
Cost of revenue	38,322	206,230	-

Gross profit	88,508	425,250	-

Operating costs and expenses:
Salaries and benefits	2,004,453	1,663,274	409,919
Research and development	-	180,436	167,940
Non cash compensation	1,523,406	1,774,062	-
Provision for loss on note receivable	1,209,457	-	-
Selling, general and administrative	3,800,702	2,706,735	1,757,187
Impairment on investment in Excelsa	2,416,192	-	-
Gain on termination of lease	-	(70,300)	-
Goodwill impairment	-	490,000	-
Other asset impairment	-	267,840	-
Depreciation and amortization	199,318	120,015	-

Total operating costs and expenses	11,153,528	7,132,062	2,335,046

Loss from operations	(11,065,020)	(6,706,812)	(2,335,046)

Other income (expense):

Interest income	69,770	99,081	119,566
Interest expense	(4,518,373)	(67,313)	(96,641)
Total other income (expense)	(4,448,603)	31,768	22,925

Minority interest in subsidiary	-	255,517	234,483

Loss from continuing operations
before provision for income taxes	(15,513,623)	(6,419,527)	(2,077,638)

Provision for income taxes	34,150	11,900	9,780

Loss from continuing operations	(15,547,773)	(6,431,427)	(2,087,418)

Discontinued operations:
Loss from discontinued operations-AONet	(1,657,952)	(143,526)	-
Loss from disposal of discontinued operations-AONet	(375,976)	-	-
Loss from discontinued operations-other	(4,537)	(181,331)	(211,613)
Loss from disposal of discontinued operations-other	-	-	(1,012,114)
Loss from discontinued operations	(2,038,465)	(324,857)	(1,223,727)

Net loss	(17,586,238)	(6,756,284)	(3,311,145)

Gain on redemption of preferred stock of discontinued
subsidiary	-	-	280,946

Undeclared dividends on preferred stock	177,767	116,199	-

Net loss attributable to common stockholders	$(17,764,005)	$(6,872,483)	$(3,030,199)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
FOR THE YEARS ENDED JUNE 30,

	2006		2005	2004

Basic loss per share attributable to common shareholders:
Continuing operations	$	(4.05)	$(1.90)	$(0.78)
Discontinued operations		(0.52)	(0.09)	(0.53)

Basic loss per share attributable to common shareholders		$(4.57)	$(1.99)	$(1.31)

Diluted loss per share attributable to common shareholders:
Continuing operations		$(4.05)	$(1.90)	$(0.78)
Discontinued operations		(0.52)	(0.09)	(0.53)

Diluted loss per share attributable to common shareholders		$(4.57)	$(1.99)	$(1.31)

Weighted average common shares outstanding - basic		3,884,681	3,459,854	2,315,784
Weighted average common shares outstanding - diluted		3,884,681	3,459,854	2,315,784

The accompanying notes are an integral part of these Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2006, 2005, AND 2004

					Additional		Other	Other
	Common Stock		Preferred Stock		Paid-in	Deferred	Comprehensive	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	Income(Loss)	Income (Loss)	Deficit	Share	Amount	Totals

Balance June 30, 2003	2,202,396	$22,024	-	-	$220,247,223	-	-	-	$(215,767,877)	(17,662)	(1,393,710)	$3,107,660
Cancellation of minority interest in
preferred stock of discontinued subsidiary					280,946							280,946
Shares issued upon cashless exercise
of warrants	407,790	4,078			(4,078)							-
Shares issued in connection with
private placement of common stock, net
of stock issuance costs of $84,000	450,000	4,500			1,711,500							1,716,000
Options used in connection with
consulting fees					377,363							377,363
Adjustment of fees associated
with redemption of Series E
Preferred Stock					29,756							29,756
Comprehensive loss:
Net loss							$(3,311,145)		(3,311,145)			(3,311,145)
Total comprehensive loss							$(3,311,145)					-

Balance June 30, 2004	3,060,186	$30,602	-	-	$222,642,710	-		-	$(219,079,022)	(17,662)	$(1,393,710)	$2,200,580
Shares issued in connection with
private placement of common stock
net of stock issuance costs of $16,000	50,000	500			183,500							184,000
Shares issued in connection with
the acquisition of Innalogic LLC	100,000	1,000			470,772							471,772
Exercise of stock options	120,000	1,200			718,800							720,000
Shares issued in connection with private
placement of Series F preferred stock,
net of issuance costs of $253,182			9,844	98	2,746,720							2,746,818
Shares issued in connection with private
placement of common stock, net of
stock issuance costs of $217,331	419,354	4,193			3,028,476							3,032,669
Grant of stock options					2,840,150	(2,840,150)						-
Amortization of deferred compensation						1,538,176						1,538,176
Shares issued in connection with the
acquisition of AONet International Srl
net of stock issuance costs of $50,000	100,000	1,000			723,000							724,000
Cash payment for redemption of equity
of Innalogic					(10,000)							(10,000)
Foreign currency translation adjustment							$28,974	28,974				28,974
Net loss							$(6,756,284)		(6,756,284)			(6,756,284)
Total comprehensive loss							$(6,727,310)					-

Balance June 30, 2005	3,849,540	$38,495	9,844	$98	$233,344,128	(1,301,974)		28,974	$(225,835,306)	(17,662)	$(1,393,710)	$4,880,705
Elimination of deferred compensation
upon adoption of SFAS 123(R)					(1,301,974)	1,301,974						-
Legal fees associated with filing of
a registration statement					(5,104)							(5,104)
Non-cash compensation expense under SFAS 123(R)					1,523,406							1,523,406
Warrants issued to placement agent in
NIR Group debt financing					57,054							57,054
Warrants issued to notes holders in
NIR Group debt financing					2,629,600							2,629,600
Beneficial conversion value of NIR
Group 8% convertible notes issued					1,066,377							1,066,377
Warrants issued to placement agent
in vFinance debt financing					612,240							612,240
Warrants issued to note holders in
vFinance debt financing					176,114							176,114
Shares of common stock issued to the
NIR Group as payment against
8% convertible notes	75,000	750			272,232							272,982
Conversion of Preferred Series F
shares to common stock	286,189	2,862	(5,813)	(58)	(2,804)							-
Foreign currency translation adjustment							$(28,886)	(28,886)				(28,886)
Net loss							$(17,586,238)		(17,586,238)			(17,586,238)
Total comprehensive loss							$(17,615,124)					-

Balance June 30, 2006	4,210,729	$42,107	4,031	$40	$238,371,269			$88	$(243,421,544)	(17,662)	$(1,393,710)	$(6,401,750)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(17,586,238)	$(6,756,284)	$(3,311,145)
Loss from discontinued operations	2,038,465	324,856	1,223,727
Loss from continuing operations	(15,547,773)	(6,431,428)	(2,087,418)
Adjustments to reconcile net loss to net cash used
in operating activities:
Gain on termination of lease	-	(70,300)	-
Provision for loss on note receivable-related party	1,209,457
Provision for doubtful accounts	115,750	-	-
Write off of license agreement deposit	500,000	-	-
Depreciation	103,855	36,937	-
Amortization	95,762	83,149	-
Amortization of deferred financing costs	482,195	-	-
Non-cash compensation expense	1,523,406	1,538,176	-
Non-cash interest expense	3,909,510	-	-
Non-cash consulting expense	-	235,886	377,363
Goodwill impairment	-	490,000	-
Long lived asset impairment	-	267,840	-
Impairment on investment in Excelsa	2,416,192	-	-
Minority interest in subsidiary	-	(255,517)	(234,483)
Changes in assets and liabilities:
Accounts receivable	(14,851)	(100,899)	-
Inventory	(16,153)	(278,978)	-
Other current assets	76,411	118,397	243,255
Other assets	(14,605)	(5,644)	(3,700)
Deferred revenue	59,332	-	-
Accounts payable - trade	1,013,081	212,148	93,091
Accrued expenses and other liabilities	997,280	141,029	(1,008,505)

Net cash used in continuing operations	(3,091,151)	(4,019,204)	(2,620,397)
Net cash provided by (used in) discontinued operations	243,654	(309,839)	128,190
Net cash used in operating activities	(2,847,497)	(4,329,043)	(2,492,207)

INVESTING ACTIVITIES:

Purchase of investment in Excelsa	(3,115)	(4,063,077)	-
Cash investment in Innalogic LLC	-	(51,402)	-
Purchases of property and equipment	(44,953)	(266,635)	(5,130)
Deposit on license agreement	(500,000)	-	-
Acquisition of AONet, net of cash and note payable	-	(777,375)	-
Proceeds from sale of Teleservices, net of fees	-	225,000	2,524,058
Increase in related party note receivable	(69,770)	(19,674)	(69,704)

Net cash provided by (used in) continuing operations	(617,838)	(4,953,163)	2,449,224
Net cash provided by (used in) discontinued operations	(605,888)	16,830	747,530
Net cash provided by (used in) investing activities	(1,223,726)	(4,936,333)	3,196,754

FINANCING ACTIVITIES:

Proceeds from the issuance of the 8% convertible notes	3,000,000	-	-
Payment of deferred financing costs	(439,473)	-	-
Payments of 8% convertible notes	(136,364)	-	-
Proceeds from notes payable	1,849,585	-	-
Payments of notes payable	(300,000)	-	(201,062)
Advance from strategic partner	300,000	-	-
Proceeds from the issuance of preferred stock, net	-	2,746,818	-
Proceeds from issuance of common stock, net	-	3,816,669	1,199,971
Proceeds from exercise of stock options	-	720,000	-
Proceeds from (repayment of) related party note payable	-	(500,000)	500,000
Repurchase of Innalogic minority interest	-	(10,000)	-
Costs in connection with registration of stock	(5,104)	-	(54,215)
Bank overdraft	8,223	-	-

Net cash provided by continuing operations	4,276,867	6,773,487	1,444,694
Net cash provided by (used in) discontinued operations	(289,407)	26,966	(261,385)
Net cash provided by financing activities	3,987,460	6,800,453	1,183,309
Change in accumulated other comprehensive income	(28,886)	28,974	-
Net increase (decrease) in cash and cash equivalents	(112,649)	(2,435,949)	1,887,856
Cash and cash equivalents at beginning of year	112,649	2,548,598	660,742
Cash and cash equivalents at end of year	$-	$112,649	$2,548,598

See Note 19 for supplemental cash flow information.
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

On April 10, 2004, the Company acquired 51% of the outstanding shares of common stock of Future Developments America, Inc. (“FDA”). As of July 1, 2005, the Company acquired the remaining 49% of FDA as part of a restructuring of its investment in this technology (see Note 3.) However, as part of this transaction, the intellectual property and technology associates with this business were transferred to the founders. The Company, through its subsidiary FDA, are a non-exclusive licensee in the United States of certain products developed by FDL and of other products developed by outside organizations. The Company is also entitled to receive royalties on certain sales of products to others which are marketed by FDL. FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf closed circuit television component (“CCTV”) equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters. FDA also markets a one-of-a-kind Digital Video & Audio Transmitter. The product is a two-component, digital, encrypted, spread spectrum video and audio transmitter receiver set that represents the latest advancement in deploying digital wireless technology for intelligence collection, surveillance and security. The transmitter/receiver has a multitude of applications to many areas of Federal, State and local law enforcement, and to numerous agencies within the U.S. Department of Homeland Security. The Company has not yet sold any FDA products.

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

On June 1, 2005, the Company acquired a 51% interest in the equity ownership interests in AONet International S.r.l. (“AONet”), an Italian company. AONet International Srl is focused primarily on providing outsourcing of data services and business continuity, and its offering of several applications that can be run through the data center, including video surveillance, digital data interception and mass distribution communications Specifically, its data center was to serve as the backbone for the delivery of MSGI’s distribution agreement with Verisign for the promotion and provision of its NetDiscovery application for digital interception. It was expected that the first order under this distribution agreement would have commenced during October 2005. However, the distribution agreement has not been finalized and during the fourth quarter of fiscal 2006 the amounts advanced to Verisign during the fiscal year 2006 in pursuit of this license agreement of $500,000 were written off.

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

On October 19, 2006 the Company entered into a Subscription Agreement with Hyundai Syscomm Corp, a California Corporation, (“Hyundai”) for the sale of 900,000 shares of the Company’s common stock. Subject to the terms and conditions set forth in the Subscription Agreement, Hyundai agrees to purchase from the Company 900,000 shares of common stock in exchange for the Company’s receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006, and receipt of a certain pending Sub-Contracting Agreement. Under the terms and conditions set forth in the Subscription Agreement, Hyundai agrees that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company can issue 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company’s common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i).

On October 25, 2006 the Company entered into a Sub -Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company’s products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it’s most favored price for such training services. No title or other ownership of rights in the Company’s Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company’s products.

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

The company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations. On December 13, 2006 the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. The conversion of the Notes and the exercise of the Warrants are subject to stockholder approval (the "Stockholder Approval"), which the Company is required to use its best efforts to obtain by February 15, 2007. H.C. Wainwright acted as a placement agent for a portion of the offering. The Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (described herein), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share.The Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the "Registration Rights Agreement"). The Company has also entered into a Security Agreement (the "Security Agreement") and an Intellectual Property Security Agreement (the "Intellectual Property Security Agreement") with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company's subsidiaries to the Investors to secure the Company's obligations under the Notes and Warrants. The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants.H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share.

During the first half of fiscal 2007, the Company also received an additional $700,000 in interest bearing advances from a strategic partner (which relationship has not been formalized).

Failure of the operations to generate sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event may be required in order to meet the obligations for the next twelve months. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired during the year are recorded from the date of the respective acquisition (see Notes 3 and 4). Operations of any subsidiaries sold, or where control is lost, or where a plan has been instituted to dispose of an operation are presented as discontinued operations (See Note 4) for all periods presented and the results of those operations and financial position of those operations are reclassified into discontinued operations. Investments in unconsolidated subsidiaries where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis.

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on an other than temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The Company utilized the principles of SFAS No. 157, issued in September 2006, to determine the estimated fair value of its investment in Excelsa, as described in detail in Note 5. The Company utilized the principles contained under SFAS 157; a weighted average of two “cost approach” metrics (Level 3 Hierarchy as defined in SFAS No. 157) as follows: 1.) a multiple of annualized historical revenues recognized by Excelsa (carrying a 2/3 portion of the weighted calculation) and 2.) the most recently reported book value of Excelsa (carrying a 1/3 portion of the weighted calculation). The Company believes this valuation is most representative of fair value within the range of values produced by these two metrics. If we used a multiple of annualized historical revenues that was 1 times more or less than the factor used in the calculated fair value, fair value would have been greater or lesser by approximately $540,000. In the prior year, the Company believed that the fair value of the investment approximated its cost basis of $4.2 million, since the investment was less than six months old at that time and the Company had no indicators to imply that there was a diminution of value. The resulting impairment expense of $2,416,192 has been recognized as a loss on the investment in Excelsa as of June 30, 2006.

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

The Company recorded an asset impairment of $267,840 in the fiscal year ended June 30, 2005. The Company deemed substantially all assets (see also goodwill impairment above) held by Future Developments America, Inc. (“FDA”) as impaired in connection with the MSGI’s restructuring of our relationship with the founders of FDA on July 1, 2005, based on the analysis of expected future cash flows which was lower than the carrying amount of such assets.

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

FDA currently does not have any revenue transactions. Innalogic recognizes sales of its product upon shipment if the above criteria have been met. During the year ended June 30, 2006, MSGI sold approximately $50,000 of products to Excelsa at normal selling terms.

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

Foreign Currency Transactions:

Assets and liabilities of our European subsidiary, AONet, whose functional currency is the Euro, are translated at the prevailing rate at the balance sheet date and revenues and expenses are translated at the average exchange rates prevailing during the period. Gains and losses are recognized in other income as incurred. Unrealized gains or losses are reported as accumulated other comprehensive income within shareholders equity.

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

Summary of Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. The Company is going to adopt the provisions of SFAS No. 157 in the first quarter of fiscal year ended June 30, 2007 and we do not expect any significant impact to our financial statement s upon adoption.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. Correcting prior year financial statements for immaterial misstatements would not require amending previously filings; rather such corrections may be made in subsequent filings. The cumulative effect of initially applying SAB 108, if any, can be recorded as an adjustment to opening retained earnings. SAB 108 does not change the SEC staff's previous positions regarding qualitative considerations in assessing the materiality of misstatements. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006, with earlier application encouraged for any interim period of the first fiscal year ending after November 15, 2006, filed after the publication of SAB 108 (September 13, 2006). Management does not currently anticipate any adjustments to opening retained earnings resulting from the application of SAB 108.

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

Future Developments America, Inc.
On April 10, 2004, MSGI Security Solutions, Inc. (the "Company") completed its purchase of 51% of the outstanding shares of the common stock of Future Developments America, Inc. ("FDA"), for an aggregate purchase price of $1.0 million in cash, pursuant to a definitive agreement entered into as of April 10, 2004. FDA was a new company and, as such, had no assets or liabilities at the date of the stock purchase by MSGI Security Solutions, Inc. There were no identifiable intangible assets associated with FDA at the date of the transaction. Of the $1.0 million purchase price, $490,000 was identified and booked as goodwill as of June 30, 2004, to recognize the minority interest owner’s equity in the $1.0 million capital contribution. As a result of FDA having no historical operations and corresponding financial results, there is no relevant unaudited pro forma data. The 51% of the results of FDA were included in the Company’s results from April 10, 2004, and during the fourth quarter of the fiscal year ended June 30, 2005 the Company began to record 100% of the results of FDA (as the minority interest account became fully exhausted).

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

Net asset and liabilities of discontinued operations as of June 30, 2005 is as follows:

Net Assets:
Cash	$5,816
Accounts receivable, net of allowance	737,240
Inventory	15,758
Related party receivable	61,456
Other current assets	148,243
Property and equipment, net	1,924,247
Goodwill	3,108,471
Intangible assets, net	119,600
Other assets	311
Total Assets	$6,121,142

Net Liabilities:
Bank overdrafts - short term borrowings	$544,799
Accounts payable - trade	681,920
Accounts payable - related party	538,906
Accrued liabilities	286,090
Accrued purchase liabilities	917,250
Other payables	1,163,510
Current portion of note payable	241,320
Long term obligations, net of current portion	180,990
Other liabilities	179,533
Total Liabilities	$4,734,318

The loss from discontinued operations of AONet for the nine months ended March 31, 2006 and for the one month period June 1, 2005 (date of acquisition) to June 30, 2005. which have been included in loss from discontinued operations-AONet for the years ended June 30, 2006 and 2005, is as follows:

	For the year ended June 30,
	2006	2005

Revenues	$1,806,255	$180,466
Costs of revenues	1,712,278	154,431
Gross profit	93,977	26,035
Operating costs and expenses	1,558,202	152,488
Other expenses	166,180	11,859
Loss before taxes	(1,630,405)	(138,312)
Provision for taxes	27,547	5,214
Net loss from discontinued operations	$(1,657,952)	$(143,526)

The loss from discontinued operations of AONet from the Company’s financial statement of $375,976 reflects the write-off of the remaining assets and liabilities relating to this operation as of March 31, 2006, as the Company received no consideration in exchange for the forfeiture of its interest in AONet. The Company is attempting to negotiate some form of consideration for its forfeiture of its interests in AONet, however the outcome of such negotiations are uncertain.

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

As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method. As of June 30, 2006, as we were given an indication that sales of Excelsa had declined, we evaluated the possibility of impairment to our investment in Excelsa. We determined that the investment in Exclesa currently has a fair value of $1,650,000. We followed the principles contained in SFAS No. 157 “Fair Value Measurements,” which was issued in September 2006, to determine its fair value estimate. The Company did not have a “market approach” based valuation or “income approach” based valuation to make its determination. Therefore the Company utilized the principles contained under SFAS 157; a weighted average of two “cost approach” metrics (Level 3 Hierarchy as defined in SFAS No. 157) as follows: 1.) a multiple of annualized historical revenues recognized by Excelsa (carrying a 2/3 portion of the weighted calculation) and 2.) the most recently reported book value of Excelsa (carrying a 1/3 portion of the weighted calculation). The Company believes this valuation is most representative of fair value within the range of values produced by these two metrics. If we used a multiple of annualized historical revenues that was 1 times more or less than the factor used in the calculated fair value, fair value would have been greater or lesser by approximately $540,000. In the prior year, the Company believed that the fair value of the investment approximated its cost basis of $4.2 million, since the investment was less than six months old at that time and the Company had no indicators to imply that there was a diminution of value. The resulting impairment expense of $2,416,192 has been recognized as a loss on the investment in Excelsa as of June 30, 2006. .

During the year ended June 30, 2006, MSGI sold approximately $50,000 of products to Excelsa at normal selling terms.

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

On June 7, 2006 the Company entered into a waiver and amendment agreement which modified certain payment due date of the notes to provide for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In consideration for the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense in June 2006. Because of the default of the terms of the notes, the amortization of the deferred financing costs, beneficial conversion costs and interest discount were accelerated to be fully recognized by June 30, 2006. As of July 14, 2006, the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes. On December 13, 2006 the Company finalized negotiations with the lenders and, pursuant to a Securities Purchase Agreement between the Company and the investors, issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. The conversion of the Notes and the exercise of the Warrants are subject to stockholder approval (the "Stockholder Approval"), which the Company is required to use its best efforts to obtain by February 15, 2007. H.C. Wainwright acted as a placement agent for a portion of the offering. The Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (described herein), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the "Registration Rights Agreement"). The Company has also entered into a Security Agreement (the "Security Agreement") and an Intellectual Property Security Agreement (the "Intellectual Property Security Agreement") with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company's subsidiaries to the Investors to secure the Company's obligations under the Notes and Warrants. The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants. H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share.

Other Notes Payable:
Other Notes payable consist of the following as of June 30, 2006:

December 2005 Note Payable	$250,000
January 2006 Note Payable	$600,000
Notes Payable to vFinance Investment,
net of discount of $382,676	$592,427

Total	$1,442,427

December 2005 Note Payable
During December 2005, the Company entered into a short-term note with a related party in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal, as well as interest of $25,000, will be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006. This note has not yet been paid.

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

In connection with the waiver and amendment executed for the 8% Callable Convertible notes above, the same agreement also waived and amended the maturity date of these short-term notes to a new maturity date of July 14, 2006. As of July 14, 2006, the Company is in technical default of the payment terms of the Callable 8% Secured Convertible Notes and the Company is attempting to negotiate revised terms. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants.

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

Total financing cost recorded in connection with the Notes was $315,337, which is included in other assets on the balance sheet, and is being amortized over the term of the Notes. The Company recorded a discount to the note payable of $612,240 which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black−Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid−in capital. The discount is being amortized to interest expense over the one−year term of the note. Interest expense for the year ended June 30, 2006 in connection with this note discount was approximately $229,590. Should the notes be paid prior to the payment terms, the amortization of the discount will be accelerated.

Advance from Strategic partner
During the month of June 2006, the Company received funding, in the amount of $300,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 in such advances. The strategic partner also paid certain vendors on our behalf. There can be no assurances that the strategic transactions can or will be completed. The advances plus interest are immediately repayable if the contemplated transaction does not close. The advances bear interest at a rate of 8% and interest expense was $1,381 for the year ended June 30, 2006.

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

8.	OTHER CURRENT ASSETS

Other current assets as of June 30, consist of the following:

	2006	2005
Prepaid legal	-	$58,568
Prepaid insurance	4,735	5,004
Other	8,750	26,324
Total	$13,485	$89,896

9.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at June 30, consist of:
	2006	2005

Machinery, equipment and furniture	$207,577	$243,973
Software	4,907	4,907
Total, at cost	$212,484	$248,880
Less: accumulated depreciation	(59,443)	(36,937)
Property, plant & equipment, net	$153,041	$211,943

Depreciation expense was approximately $104,000 and $37,000 for the years ended June 30, 2006 and 2005, respectively, including certain direct write offs.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years.

In connection with the acquisition of Innalogic (Note 3), intangible assets related to unpatented technologies totaling $287,288 were acquired.

The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005

Amortized intangible assets
Unpatented technology	$287,288	$287,288
Accumulated amortization	(178,911)	(83,149)
Net book value	$108,377	$204,139

Amortization expense recorded for the years ended June 30, 2006 and 2005 were $95,762 and $83,149, respectively. The estimated remaining amortization expense is as follows:

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

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable is collateralized by current and future holdings of MSGI common stock owned by the officer and bears interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of $69,770, $69,674 and $69,704 for the years ended June 30, 2006, 2005 and 2003. As of June 30, 2006, the interest due through October 15, 2005 of approximately $162,600 is in arrears. During fiscal 2005, $50,000 of compensation due to the officer was used to pay the interest due on the note. Since collectibility of the note receivable is uncertain, the Company has provided for the loss of the note receivable during the year ended June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable and the full amount has been written off.

During June 2004, an officer provided $500,000 of working capital to the Company under a short−term arrangement. The funds were repaid to the officer during July 2004. In July 2005, the officer provided $100,000 of working capital to the Company that was repaid within that same month. At June 30, 2006 and 2005, approximately $216,000 and $124,000 is due to the officer for compensation deferred, respectively.

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

As of June 30, 2006 approximately 5,813 shares of Series F Convertible Preferred Stock have been converted into approximately 286,189 shares of the Company’s common stock, at the election of certain holders of the Series F Convertible Preferred Stock. These shares of the Company’s common stock have been issued and are outstanding as of the year ended June 30, 2006. During the six months ended December 31, 2006, all 4,031 remaining shares of Series F Convertible Preferred Stock have been converted into 198,470 shares common stock, and there are no further shares of Series F Convertible Preferred Stock remaining.

On December 5, 2006 the Company announced that it intends to issue a new Preferred Class of stock, Series G, in exchange for $3 million in liabilities. The entire staff of the company will participate in the program by exchanging all unpaid compensation for equity, as will several major creditors and suppliers. The Preferred Series G will convert to common shares upon shareholders' consent. As of the date of this filing, the Board of Directors of the Company has unanimously approved the designation of the Series G Preferred Stock and such Designation has been filed with the State of Nevada. No shares of the new Series G have been issued as this date.

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

During December 2004, the Company entered into a private placement offering to certain strategic investors for the sale of 419,354 shares of the Company’s Common Stock at $7.75 per share generating gross proceeds of approximately $3.25 million. In connection with the offering, the Company issued warrants to purchase 209,686 shares of common stock at an exercise price per share of $8.25 exercisable for a five-year period. The investors have “piggyback” registration rights with respect to the shares of common stock and common stock issuable upon the exercise of the warrants. Placement fees and expenses associated with this offering were approximately $215,700. In addition, the Company issued warrants to placement agents to acquire 25,162 shares of common stock at an exercise price per share equal to $7.75 exercisable for a period of five years.

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

The stock based compensation expense for the year ended June 30, 2006 was $1,523,406. The following table illustrates the pro forma effect on the Company’s net loss and net loss per share as if the Company had adopted the fair−value−based method of accounting for stock−based compensation under SFAS 123 for the years ended June 30, 2005 and 2004:

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

	2005	2004
Risk -free interest rate	4.00%	4.00%
Expected option life	Vesting period+ four years	Vesting period + four years
Dividend yield	None	None
Volatility	152% - 163%	160%
Weighted average fair value
Options issued equal to market value	$ 6.46	$ 1.45
Options issued below market value	-	$ 9.22

The following summarizes the stock option transactions under the 1999 Plan for the three years ended June 30, 2006:

	Number	Exercise Price	Weighted Average	Aggregate
	of Shares	Per Share	Exercise Price	Intrinsic Value

Outstanding at June 30, 2003	12,722	$106.50 to $279.00	$175.83

Granted	107,500	$1.50	$1.50
Exercised	--
Cancelled	(12,722)	$106.50 to $279.00	$175.83

Outstanding at June 30, 2004	107,500	$1.50	$1.50

Granted	412,500	$1.50 to $7.00	$2.63
Exercised	--
Cancelled	--

Outstanding at June 30, 2005	520,000	$1.50 to $7.00	$2.40

Granted	--
Exercised	--
Cancelled	--

Outstanding at June 30, 2006	520,000	$1.50 to $7.00	$2.40	$466,550

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company and certain third parties. The following summarizes transactions for the three years ended June 30, 2006:

	Number	Exercise Price	Weighted Average	Aggregate
	of Shares	Per Share	Exercise Price	Intrinsic Value

Outstanding at June 30, 2003	6,668	$124.08	$124.08

Granted	160,000	$1.50 to $6.00	$5.20
Exercised	--
Cancelled	(6,668)	$124.08	$124.08

Outstanding at June 30, 2004	160,000	$1.50 to $6.00	$5.20

Granted	--
Exercised	(120,000)	$6.00	$6.00
Cancelled	--

Outstanding at June 30, 2005	40,000	$1.50 to $4.13	$2.81

Granted	--
Exercised	--
Cancelled	--

Outstanding at June 30, 2006	40,000	$1.50 to $4.13	$2.81	$21,700

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

As of June 30, 2006, 342,666 options are exercisable, with an aggregate intrinsic value of $336,350. The weighted average exercise price of all outstanding options is $2.43 and the weighted average remaining contractual life is 7.8 years. At June 30, 2006, 605,122 options were available for grant.

The following summarizes the warrant transactions for the three years ended June 30, 2006:

	Number	Exercise
	of Shares	Price

Outstanding at June 30, 2003	457,774	$.24 to $24.00
Issued	270,000	$6.00
Exercised	(444,584)	$.24
Cancelled	(13,190)	$.24 to $24.00
Outstanding at June 30, 2004	270,000	$6.00

Granted	523,340	$6.00 to $8.25
Issued	-
Cancelled	-
Outstanding at June 30, 2005	793,340	$6.00 to $8.25

Granted	1,545,391	$4.50 to $7.50
Issued	-
Cancelled	-
Outstanding at June 30, 2006	2,338,731	$4.50 to $8.25

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

Deferred tax assets are comprised of the following:

	As of June 30,
	2006	2005
Deferred tax assets:

Net operating loss carry-forwards	$90,552,928	$84,206,738
Abandoned lease reserves	460,345	458,632
Compensation on option grants	1,555,269	897,029
Amortization of intangibles	(52,090)	(87,453)
Provision for loss on Note receivable	519,870	-
Net basis differences in AONet net assets	-	795,000
Other	169,613	34,035

Total deferred tax assets	93,205,935	86,303,981
Valuation allowance	(93,205,935)	(86,303,981)
Net deferred tax assets	$-	$-

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

During the month of June 2006, the company received funding, in the amount of $300,000 from a certain New York based homeland security firm as a working capital injection in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers in the homeland security industry. From July 1, 2006 through October 13, 2006, the Company received an additional $700,000 from such firm for additional working capital requirements. The strategic partner also paid certain vendors on our behalf. While the negotiations between the two firms are ongoing, there can be no assurance that the strategic transaction can or will be completed. These amounts are currently recorded on the balance sheet as an interest bearing loan.

On October 19, 2006 the Company entered into a Subscription Agreement with Hyundai Syscomm Corp, a California Corporation, (“Hyundai”) for the sale of 900,000 shares of the Company’s common stock. Subject to the terms and conditions set forth in the Subscription Agreement, Hyundai agrees to purchase form the Company 900,000 shares of common stock in exchange for the Company’s receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006, and receipt of a certain pending Sub-Contracting Agreement. Under the terms and conditions set forth in the Subscription Agreement, Hyundai agrees that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company can issue 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company’s common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i).

On October 25, 2006 the Company entered into a Sub -Contracting Agreement with Hyundai Syscomm Corp, a California Corporation, (“Hyundai”). The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company’s products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it’s most favored price for such training services. No title or other ownership of rights in the Company’s Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company’s products.

On December 5, 2006 the Company announced that it was to issue a new Preferred Class of stock, Series G, in exchange for $3 million in liabilities. The entire staff of the company will participate in the program by exchanging all unpaid compensation for equity, as will several major creditors and suppliers. The Preferred Series G will convert to common shares upon shareholders' consent. As of the date of this filing, the Board of Directors of the Company has unanimously approved the designation of the Series G Preferred Stock and such Designation has been filed with the State of Nevada. No shares of the new Series G have been issued as this date.

On December 13, 2006 the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. The conversion of the Notes and the exercise of the Warrants are subject to stockholder approval (the "Stockholder Approval"), which the Company is required to use its best efforts to obtain by February 15, 2007. H.C. Wainwright acted as a placement agent for a portion of the offering. The Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (described herein), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the "Registration Rights Agreement"). The Company has also entered into a Security Agreement (the "Security Agreement") and an Intellectual Property Security Agreement (the "Intellectual Property Security Agreement") with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company's subsidiaries to the Investors to secure the Company's obligations under the Notes and Warrants. The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended. On December 13, 2006, the Company also entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants. H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share.

Schedule II

MSGI Security Solutions, Inc.
Valuation and Qualifying Accounts
For the Years Ended June 30, 2006, 2005 and 2004

Column A	Column B		Column C	Column D	Column E

Additions

	Balance at	Charged To	Charged To
Description	Beginning	Costs and	Other	Deductions-	Balance At
	Of Period	Expenses	Accounts- Describe	Describe (1)	End Of Period

Fiscal 2006

Allowance for doubtful accounts

-	$115,750	-	$115,750

Provision for loss on note receivable

	-	$1,209,457	-	$1,209,457

Fiscal 2005	-	-	-	-

Fiscal 2004	-	-	-	-