Form 10QSB
period 2006-09-30
MSGI SECURITY SOLUTIONS, INC
filed 2007-02-01
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
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
Yes ☐ No ☒

State number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date:

As of- January 19, 2007 there were 5,281,537 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format Yes ☒ No ☐

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-QSB REPORT
SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of
	September 30, 2006 (unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three months ended September 30, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	three months ended September 30, 2006 and 2005 (unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-17

Item 2.	Management’s Discussion and Analysis of Financial
	Condition or Plan of Operations	18-25

Item 3.	Control and Procedures	26

PART II- OTHER INFORMATION

Item 6.	Exhibits	27

SIGNATURES		28

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2006
(Unaudited)
ASSETS
Current assets:
Cash	$-
Accounts receivable, net of allowances of $115,750	-
License fee receivable from Hyundai Syscomm Corp.	500,000
Inventory	50,176
Other current assets	4,375
Total current assets	554,551

Investment in Excelsa S.p.A.	1,650,000
Intangible assets, net	84,436
Property and equipment, net	142,146
Other assets, principally deferred financing costs, net	144,768
Total assets	$2,575,901

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Bank overdraft	$21,796
Notes payable, net of debt discount of $229,590	1,586,493
8% callable convertible notes payable	2,574,597
Advances from strategic partner	470,000
Accounts payable-trade	1,855,704
Accrued expenses and other current liabilities	2,072,388
Deferred revenues	59,332
Amounts receivable under licensing agreement	500,000
Abandoned lease obligation	987,348
Total current liabilities	10,127,658

Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
1,686 shares of Series F issued and outstanding (liquidation
preference $840,864) at September 30, 2006	17
Common stock - $.01 par value; 9,375,000 shares authorized; 4,351,149 shares issued; 4,333,487 shares outstanding as of
September 30, 2006	43,511
Additional paid-in capital	238,599,830
Accumulated deficit	(244,801,405)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)
Total stockholders’ equity (deficit)	(7,551,757)
Total liabilities and stockholders’ equity (deficit)	$2,575,901

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
	2006	2005
Revenues	$-	$66,080
Revenues - Related party	-	50,750
Total revenue	-	116,830

Cost of goods sold	-	34,123

Gross Profit	-	82,707

Operating costs and expenses:
Salaries and benefits	304,476	431,384
Non cash compensation	229,943	469,143
Selling, general and administrative	595,890	726,015
Depreciation and amortization	34,836	35,798

Total operating costs and expenses	1,165,145	1,662,340
Loss from operations	(1,165,145)	(1,579,633)
Other income (expense):
Interest income	48	28,148
Interest expense	(211,764)	(159,096)
Total other income (expense)	(211,716)	(130,948)

Loss from continuing operations
before provision for income taxes	(1,376,861)	(1,710,581)
Provision for income taxes	3,000	3,000
Loss from continuing operations	(1,379,861)	(1,713,581)

Discontinued operations:
Loss from discontinued operations	-	(391,032)

Net loss	(1,379,861)	(2,104,613)

Undeclared dividends on preferred stock	(11,170)	(47,643)

Net loss attributable to common stockholders	$(1,391,031)	$(2,152,256)

Basic and diluted loss per share attributable
to common stockholders:
Continuing operations	$(0.32)	$(0.46)
Discontinued operations	-	(0.10)
Basic and diluted loss per share	$(0.32)	$(0.56)

Weighted average common shares outstanding
basic and diluted	4,300,950	3,831,878

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2006	2005

Operating activities:
Net loss	$(1,379,861)	$(2,104,613)
Loss from discontinued operations	-	391,032
Loss from continuing operations	(1,379,861)	(1,713,581)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	10,895	5,261
Amortization	23,941	23,941
Amortization of deferred financing costs	81,623	29,773
Non cash compensation	229,942	469,143
Non cash interest expense	144,066	99,757
Changes in assets and liabilities:
Accounts receivable	-	(114,751)
Inventory	-	(8,594)
Other current assets	9,110	7,450
Other assets	-	(5,160)
Accounts payable - trade	319,053	155,266
Accrued expenses and other liabilities	377,746	759,531
Net cash used in continuing operations	(183,485)	(291,964)
Net cash provided by discontinued operations	-	(1,085,191)
Net cash used in operating activities	(183,485)	(1,377,155)
Investing activities:
Investment in Excelsa	-	(3,115)
Increase in related party note receivable	-	(17,569)
Purchases of property and equipment	-	(11,418)
Net cash used in continuing operations	-	(32,102)
Net cash used in discontinued operations	-	(5,000)
Net cash used in investing activities	-	(37,102)
Financing activities:
Proceeds from issuance of 8% convertible notes, net	-	3,000,000
Deferred financing costs related to issuance of 8% convertible notes	-	(300,250)
Costs in connection with registration of stock	-	(5,099)
Advances from strategic partner	170,000	-
Bank overdraft	13,573	-

Net cash provided by continuing operations	183,573	2,694,651
Net cash provided by discontinued operations	-	165,389
Net cash provided by financing activities	183,573	2,860,040
Change in accumulated other comprehensive income (88) 7,552
Net decrease in cash and cash equivalents	-	1,453,335
Cash and cash equivalents at beginning of period	-	112,649
Cash and cash equivalents at end of period	$-	$1,565,984

Noncash Transactions:

Licensing Agreement with Hyundai	$500,000	$-
Conversion of 2,345 shares Series F stock to 115,420 shares Common stock	$23	$-
Discount on 8% Convertible Note	$-	($1,471,169)
Agent warrants issued	$-	($57,054)

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”) and Innalogic, LLC (“Innalogic”) (in combination "MSGI" or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended June 30, 2006 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain reclassifications have been made in the fiscal 2006 financial statements to conform to the fiscal 2007 presentation.

Liquidity and Capital Resources:

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current revenues. The Company is also in default of its debt service payments of its notes payable (See Notes 5 and 6). The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes and promissory notes for the next twelve months. The Company is in the process of consummating certain strategic transactions that may provide significant capital for MSGI. The Company has engaged the investment banking firm of HC Wainwright to raise additional capital for our operations. There are no assurances that any capital raising transactions will be consummated. Certain transactions were closed in December 2006 as disclosed in the subsequent events section; however failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As of July 14, 2006, the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes as well as notes payable with the same investors of $500,000. On December 13, 2006, the Company entered into a letter agreement (the "Letter Agreement") with certain of the investors to amend the notes and warrants previously issued to these investors by the Company, and to waive certain defaults under the notes and warrants (See Note 5).

During the quarter ended September 2006, the Company received funding, in the amount of $170,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. These funds brought the aggregate total received from the firm to $470,000 as of September 30, 2006. From October 1, 2006 through December 14, 2006, the Company received an additional $100,000 in such advances. Additionally, since October 1, 2006, this strategic investor has also paid certain costs directly on our behalf in the aggregate total of approximately $116,000, which will be memorialized as additional advances. The advances bear interest at a rate of 8% and interest expense was $7,143 for the quarter ended September 30, 2006. There can be no assurances that a strategic transaction with such entity can or will be completed.

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee, MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support licence, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world-wide either under its existing name or any name that the Hyundai may decide and to sub-licence the technology to its customers and distributors generally. The License Agreement carries certain intellectual property rights which state that (i) Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, (ii) warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and (iii) provides that Hyundai acknowledges that the intellectual property rights of any developments of the technology that are undertaken by MSGI rest and will remain with the Company. See Note 12 for description of subsequent transactions with Hyundai.

Subsequent Event Transactions:
On December 13, 2006, the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the " 2006 Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. (See Notes 6 and 12)

On December 20, 2006, MSGI Security Solutions, Inc. filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Convertible Preferred Stock ("Series G Preferred Stock") with a stated value of $20,000 per share. The Company has previously entered into subscription agreements (the "Subscription Agreements") with certain vendors, officers and employees of the Company for the issuance of a total of 150 shares of Series G Preferred Stock, in exchange for the cancellation of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million, and expects to enter into subscription agreements for the remaining 50 shares of Series G Preferred Stock. The Series G Preferred Stock will automatically convert into common stock of the Company once the holders of a majority of the common stock of the Company approve such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the shareholders approve such conversion. This conversion rate may result in a beneficial conversion feature, which would be accounted for at the time such conversion occurs. The holders of the Series G Preferred Stock are entitled to accrued dividends of 5% per annum, and such dividend rate shall be increased to 8% if the approval of the shareholders is not obtained by June 30, 2007. (See Note 12, “Subsequent Events”)

2. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007 with earlier application permitted. The Company adopted the provisions of SFAS 157 in the first quarter of fiscal year ended June 30, 2007 and the adoption did not have a significant impact to our financial statements.

In July 2006, the FASB issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning July 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of FIN 48. The Company is evaluating the potential effects FIN 48 may have on its consolidated financial position or results of operations, but no material consequence is expected.

3. SUMMARY OF SIGNIFICANT POLICIES

The accounting policies of the Company are contained in the June 30, 2006 Form 10-K/A. The following are the more significant policies.

Principles of Consolidation:
The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired are included in the MSGI financial statements from the date of the respective acquisition. Operations of any subsidiaries sold are presented as discontinued operations (see Note 8). Investments where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis. The Company has one reporting segment.

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

Deferred Financing Costs
Deferred financing costs are amortized over the term of its associated debt instrument. If the maturity of the debt is accelerated because of defaults, then the amortization is accelerated to the default date.

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

Income Taxes:
The Company recognizes deferred taxes for the difference between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of long lived assets, goodwill and intangible assets, deferred tax valuation allowance, valuation of stock options, warrant and debt features and the allowance for doubtful accounts. Actual results could differ from those estimates.

4. EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding- basic and diluted for the quarters ending September 30, 2006 and 2005:
	2006	2005

Weighted average common shares outstanding - basic	4,300,950	3,831,878
Common stock equivalents for options and warrants	-	-
Weighted average common shares outstanding- diluted	4,300,950	3,831,878

Stock options and warrants in the amount of 2,888,731 and 1,440,535 shares, preferred stock convertible into 83,050 and 461,538 shares and 8% convertible notes convertible into 523,292 and 609,756 shares were not included in the computation of diluted loss per share attributable to common stockholders, as they are anti-dilutive as a result of net losses for the three months ended September 30, 2006 and 2005, respectively.

5. 8% CALLABLE CONVERTIBLE NOTES

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor (the “8% Notes”). Substantially all of the assets of the Company are pledged as collateral to the note holders.

The Note requires repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock, or a combination of both, at the option of the Company, and payment commences 90 days after the closing date and is payable monthly in equal principal installments plus interest over the remaining 33 months.

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

In January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI owned by the Chief Executive Officer (approximately 190,000 shares) was pledged as additional collateral for these notes.

On June 7, 2006, the Company entered into a waiver and amendment agreement which modified certain payment due dates of the notes to provide for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In consideration for the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense in June 2006. Because of the default of the terms of the notes, the amortization of the deferred financing costs, beneficial conversion costs and interest discount were accelerated to be fully recognized by June 30, 2006. As of July 14, 2006, the Company was in technical default of the payment terms of the 8% Notes. This default was further waived on December 13, 2006 (see below).

On December 13, 2006, the Company finalized negotiations with the lenders and, pursuant to a Securities Purchase Agreement between the Company and the investors, issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "6% Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the Warrants are subject to stockholder approval (the "Stockholder Approval"), which the Company is required to use its best efforts to obtain by February 15, 2007. H.C. Wainwright acted as a placement agent for a portion of the offering. The 6% Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the 6% Notes may accelerate if the resale of the shares of common stock underlying the 6% Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement entered into simultaneously with the transaction (the "Registration Rights Agreement"), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The 6% Notes and the Warrants have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant the Registration Rights Agreement. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the 2006 Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company's subsidiaries to the 2006 Investors to secure the Company's obligations under the 6% Notes and Warrants. The issuance of the 6% Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended. A proxy relating to the required Stockholder Approval is expected to be mailed on or about January 31, 2007 and a meeting is expected to be held on March 6, 2007. H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share.

On December 13, 2006, the Company also entered into a letter agreement with certain of the 2006 Investors to amend the 8% Notes and warrants as well as the promissory notes (See Note 6) previously issued to these Investors by the Company, and to waive certain defaults under these notes and warrants. The letter agreement also serves to amend the amortization and payment terms of the 8% Notes, amending the payment provisions there under. Payment will be due on the 8% Notes as of the revised maturity date of December 13, 2009.

6.  OTHER NOTES PAYABLE

Other Notes payable consist of the following as of September 30, 2006:

December 2005 Note Payable	$250,000
January 2006 Note Payable	$600,000
Notes Payable to vFinance Investment	$736,493

Total	$1,586,493

December 2005 Note Payable
During December 2005, the Company entered into a short-term note with a related party in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The total interest due under this note has been fully accrued as of June 30, 2006. There is no further interest to be accrued to this note. This short-term note and interest accrued on the note are to be exchanged for Convertible Preferred Series G shares during the quarter ended December 31, 2006.

January 2006 Note Payable
On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See Note 5). The new promissory notes provided proceeds totaling $500,000 to the Company. The notes were due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

In connection with the waiver and amendment executed for the 8% Callable Convertible notes above, the same agreement also waived and amended the maturity date of these short-term notes to a new maturity date of July 14, 2006. As of July 14, 2006, the Company was in technical default of the payment terms of the promissory notes. On December 13, 2006, the Company entered into a letter agreement with certain of the investors to amend the 8% Notes and warrants as well as these promissory notes and to waive certain defaults under the promissory notes (see Note 5). The letter agreement amends the maturity date of the promissory notes to December 13, 2009. Any and all default provisions under the terms of the original promissory notes were waived and there are no default interest provisions enforced under the terms of the original promissory notes.

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

In addition, warrants for the purchase of up to 585,062 shares of the Company's common stock were issued to the individual lenders. The warrants carry an original exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. The warrant agreement contains a reprice provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the 800,000 warrants issued in connection with the 8% Callable Convertible Notes above at an exercise price of $4.50, the exercise price of the warrants issued with the vFinance note payable were modified to $4.50.

The vFinance Agreement also contains a registration rights agreement for the warrants which contains penalty clauses if the underlying warrant shares are not registered per the terms of the agreement. The agreement calls for a Registration Filing Date within 180 days from closing date and a Registration Effective Date within 90 days from the Registration Filing Date. The agreement provides for a cash penalty of approximately 1.5% of the value of the notes for each thirty day period that is exceeded. As of September 30, 2006, the Company has a liability recorded of $63,400 to provide for the expected delay in issuing this registration statement. Each month that the Company is delayed in meeting this requirement, an additional $12,000 liability is incurred.

Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company's common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs.

Total financing cost recorded in connection with the Notes was $315,337, with a balance remaining at September 30, 2006 of approximately $109,000, which is included in other assets on the balance sheet, and is being amortized over the term of the Notes. The Company recorded a discount to the note payable of $612,240 which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the one-year term of the note. Interest expense for the quarter ended September 30, 2006 in connection with this note discount was approximately $144,000. Should the notes be paid prior to the payment terms, the amortization of the discount will be accelerated.

Advance from Strategic Partner
During the quarter ended September 2006, the company received funding, in the amount of $170,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. These funds brought the aggregate total received from the firm to $470,000 as of September 30, 2006. From October 1, 2006 through December 14, 2006, the Company received an additional $100,000 in such advances. Additionally, since October 1, 2006, this strategic investor has also paid certain costs directly on our behalf in the aggregate total of approximately $116,000, which will be memorialized as additional advances. The advances bear interest at a rate of 8% and interest expense amounted to $7,143 for the quarter ended September 30, 2006. There can be no assurances that a strategic transaction with such entity can or will be completed.

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

The Company accounts for employee stock-based compensation under SFAS 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements at their fair values. The fair value of each stock option is estimated on the date of grant using the Black-Scholes method of valuation. The expense is being recognized in non cash compensation on a straight-line basis over the vesting period of the options. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

There were no stock options granted during the three months ended September 30, 2006 or 2005. As of September 30, 2006, 550,000 options are outstanding, of which 348,640 options are exercisable. The weighted average exercise price of all outstanding options is $2.39. Aggregate intrinsic value of the options was $0 as of September 30, 2006. As of September 30, 2006, non-vested compensation cost that has not yet been recognized was approximately $364,000, which is expected to be recognized over a weighted average period of approximately 1 year.

There were no warrants issued during the three months ended September 30, 2006. As of September 30, 2006, the Company has 2,338,731 warrants outstanding to purchase shares of common stock at prices ranging from $4.50 to $8.25, all of which are currently exercisable.

During the quarter ended September 30, 2006, the Company issued 25,000 shares of common stock to an employee, resulting in a non-cash compensation expense of $61,000.

8. DISCONTINUED OPERATIONS

On March 31, 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement would be terminated and the Company would be obligated to return all acquired equity ownership interests in AONet International Srl. (“AONet”) to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company.

The loss from discontinued operations of AONet for the three months ended September 30, 2005 which have been included in loss from discontinued operations for the period ended September 30, 2005 is as follows:

Revenues	$619,452
Costs of revenues	488,598
Gross profit	130,854
Operating costs and expenses	466,843
Other expenses	49,165
Loss before taxes	(385,154)
Provision for taxes	5,878
Net loss from discontinued operations	$(391,032)

9. INVESTMENTS

MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy. As the Company has less then 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this investment is accounted for under the cost method. During the three months ended September 30, 2005, MSGI sold approximately $50,000 of product to Excelsa at normal selling terms.

10. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets as of September
30, 2006 is as follows:

	September 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Unpatented technology	$287,288	$202,852

Amortization expense recorded for the three months ended September 30, 2006 was $23,941. The estimated remaining amortization expense for the five succeeding years is as follows:

Fiscal Year	Amount
2007 (remaining 9 months)	$71,822
2008	12,614

11. LICENSING AGREEMENT WITH HYUNDAI SYSCOMM CORP.

On September 11, 2006, the Company entered into a License Agreement with Hyundai Syscomm Corp (“Hyundai”) whereby, in consideration of a one-time $500,000 fee, (300,000 of which was been subsequently collected, with the balances expected to be paid during the quarter ended March 31, 2007), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support licence, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world-wide either under its existing name or any name that the Hyundai may decide and to sub-licence the technology to its customers and distributors generally. The License Agreement carries certain Intellectual Property Rights which state that Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and provides that Hyundai acknowledges that the Intellectual Property Rights of any developments of the technology that are undertaken by MSGI rest and will remain with the Company. As of September 30, 2006, the $500,000 fee was recorded as a receivable from Hyundai and as a liability in the same amount. See Note 12 for subsequent transactions with Hyundai. As a result of these subsequent transactions, the final accounting considerations with respect to all of the transactions with Hyundai will likely be considered together.

12. SUBSEQUENT EVENTS

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See Note 11), and execution of a certain pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i).

On October 25, 2006, the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it's most favored price for such training services. No title or other ownership of rights in the Company's Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company's products.

On December 5, 2006 the Company announced that it was to issue a new Preferred Class of stock, Series G, in exchange for $3 million in liabilities. The entire staff of the Company will participate in the program by exchanging all unpaid compensation for equity, as will several major creditors and suppliers. The Preferred Series G will convert to common shares upon Stockholder Approval. As of the date of this filing, the Board of Directors of the Company has unanimously approved the designation of the Series G Preferred Stock and such Designation has been filed with the State of Nevada. Approximately 118 shares of the Series G Preferred Stock have been issued as of the date of this report. The remaining approximately 32 shares of Series G Preferred Stock are to be issued to certain officers and employees of the Company upon Stockholder Approval. A proxy relating to the required Stockholder Approval for both the conversion of the Series G Preferred Shares to common stock and the issuance of Series G Preferred Shares to certain officers and employees is expected to be mailed on or about January 31, 2007 and a meeting is expected to be held on March 6, 2007.

From October 1, 2006 through December 14, 2006, the Company received an additional $100,000 in advances from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. Additionally, since October 1, 2006, this strategic investor has also paid certain costs directly on our behalf in the aggregate total of approximately $116,000, which will be memorialized as additional advances. There can be no assurances that a strategic transaction with such entity can or will be completed.

On December 13, 2006, the Company finalized negotiations with the lenders and, pursuant to a Securities Purchase Agreement between the Company and the investors, issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "6% Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000 (See Note 5). The issuance of the 6% Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2006 and 2005. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-QSB and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2006.

The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:
The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

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

FDA recognized no revenues during the periods ended September 30, 2006 and 2005.

Revenues derived from the operations of Innalogic, from the sale of equipment and the provision of supporting services if requested by the customer, are realized upon shipment or delivery of the product and/or upon the services being provided and completed. Innalogic may also recognize revenue derived from the licensing of its intellectual property or technology to any independent third party. Such revenues would be realized in accordance with the terms of the specific licensing agreement and over the expected and reasonable life of any such agreement.

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

Long-Lived Assets:
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews for impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In general, the Company will recognize impairment when the sum of undiscounted future cash flows (without interest charges) is less than the carrying amount of such assets. The measurement for such impairment loss is based on the fair value of the asset.

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

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting prin-ciples requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of long lived assets, deferred tax valuation allowance, valuation of stock options, warrants and debt features and the allowance for doubtful accounts. Actual results could differ from those estimates.

Equity Based Compensation:

The accompanying financial position and results of operations for the Company have been prepared in accordance with SFAS 123R, “Share-Based Payment.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values.

The Company has selected the Black-Scholes method of valuation for share-based compensation and expense is recorded over the vesting period of the options. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

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

Recent Accounting Pronouncements:

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007 with earlier application permitted. The Company adopted the provisions of SFAS 157 in the first quarter of fiscal year ended June 30, 2007 and the adoption did not have a significant impact to our financial statements.

In July 2006, the FASB issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning July 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of FIN 48. The Company is evaluating the potential effects FIN 48 may have on its consolidated financial position or results of operations, but no material consequence is expected.

Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. On March 31, 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement would be terminated and the Company would be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company and is reflected as discontinued operations for the period ended September 30, 2005.

As of July 14, 2006, the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes as well as notes payable with the same investors of $500,000. On December 13, 2006, the Company entered into a letter agreement (the "Letter Agreement") with certain of the Investors to amend the notes and warrants previously issued to these Investors by the Company, and to waive certain defaults under the notes and warrants (See Note 5).

During the quarter ended September 2006, the Company received funding, in the amount of $170,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. These funds brought the aggregate total received from the firm to $470,000 as of September 30, 2006. From October 1, 2006 through December 14, 2006, the Company received an additional $100,000 in such advances. Additionally, since October 1, 2006, this strategic investor has also paid certain costs directly on our behalf in the aggregate total of approximately $116,000, which will be memorialized as additional advances. The advances bear interest at a rate of 8% and interest expense was $7,143 for the quarter ended September 30, 2006. There can be no assurances that the strategic transactions can or will be completed.

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee, MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support licence, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world-wide either under its existing name or any name that the Hyundai may decide and to sub-licence the technology to its customers and distributors generally. The License Agreement carries certain Intellectual Property Rights which state that Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and provides that Hyundai acknowledges that the Intellectual Property Rights of any developments of the technology that are undertaken by MSGI rest and will remain with the Company.

On December 13, 2006, the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. (See Notes 6 and 12)

On December 20, 2006, MSGI Security Solutions, Inc. filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Convertible Preferred Stock ("Series G Preferred Stock") with a stated value of $20,000 per share. The Company has previously entered into subscription agreements (the "Subscription Agreements") with certain vendors, officers and employees for the issuance of a total of 150 shares of Series G Preferred Stock, in exchange for the cancellation of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million, and expects to enter into subscription agreements for the remaining 50 shares of Series G Preferred Stock. The Series G Preferred Stock will automatically convert into common stock of the Company once the holders of a majority of the common stock of the Company approve such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the shareholders approve such conversion. This conversion rate may result in a beneficial conversion feature, which would be accounted for at the time such conversion occurs. The holders of the Series G Preferred Stock are entitled to accrued dividends of 5% per annum, and such dividend rate shall be increased to 8% if the approval of the shareholders is not obtained by June 30, 2007. (See Note 12, “Subsequent Events”)

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See Note 11), and execution of a certain pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). (See Note 12, “Subsequent Events”)

On October 25, 2006 the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it's most favored price for such training services. No title or other ownership of rights in the Company's Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company's products. (See Note 12, “Subsequent Events”)

 On December 5, 2006 the Company announced that it was to issue a new Preferred Class of stock, Series G, in exchange for $3 million in liabilities. The entire staff of the Company will participate in the program by exchanging all unpaid compensation for equity, as will several major creditors and suppliers. The Preferred Series G will convert to common shares upon shareholders' consent. As of the date of this filing, the Board of Directors of the Company has unanimously approved the designation of the Series G Preferred Stock and such Designation has been filed with the State of Nevada. Approximately 150 shares of the Series G Preferred Stock have been issued as of the date of this report. (See Note 12, “Subsequent Events”)

Results of Operations for the Three Months Ended September 30, 2006, Compared to the Three Months Ended September 30, 2005.

There were no revenues reported for the three months ended September 30, 2006 (the “Current Period”) as compared to revenues of approximately $117,000 during the three months ended September 30, 2005 (the “Prior Period”). The decrease in revenue is the result of business fluctuations due to the timing of when orders are received and shipped, which continues to be somewhat unpredictable for these emerging technologies. Of the approximately $117,000 in revenues reported in the Prior Period, approximately $51,000 resulted from a sale to a related party, Excelsa.

There were no costs of goods sold in the Current Period compared to costs of goods sold of approximately $34,000 in the Prior Period.

Salaries and benefits of approximately $0.3 million in the Current Period decreased by approximately $0.1 million or 29% over salaries and benefits of approximately $0.4 million in the Prior Period. The decrease is primarily attributable to the reduction in corporate management personnel responsible for supporting the Company’s former European operations.

Non cash compensation expenses of approximately $0.2 million in the Current Period decreased by approximately $0.4 million, or 51%, over similar expenses of approximately $0.5 million in the Prior Period. The decrease in expenses realized in the Current Period is attributable to the timing of expense from SFAS 123R due to the vesting of options previously granted becoming fully vested in the previous period.

Selling, general and administrative expenses of approximately $0.6 million in the Current Period decreased by approximately $0.1 million or 18% from comparable expenses of $0.7 million in the Prior Period. The decrease is due primarily to decreases in operating expenses as a result of reduced headcount and related operating costs.

Depreciation and amortization expenses of approximately $35,000 were realized in the Current Period and were in line with the similar costs realized during the Prior Period.

The net provision for income taxes of approximately $3,000 in the Current Period was in line with the similar costs realized during the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $1.4 million in the Current Period decreased by approximately $0.3 million from comparable loss from continuing operations of $1.7 million in the Prior Period.

The loss from discontinued operations of $391,032 in the Prior Period was the result the operating losses realized by the discontinued operations of AONet International Srl. There are no such losses from discontinued operations to report in the Current Period as we exited that activity as of April 1, 2006.

As a result of the above, net loss of approximately $1.4 million in the Current Period decreased by approximately $0.8 million from comparable net loss of approximately $2.2 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $11,000. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. The Company recognized such undeclared dividends on preferred stock of approximately $47,643 in the Prior Period.

As a result of the above, net loss attributable to common stockholders of approximately $1.4 million in the Current Period increased by approximately $0.8 million from comparable net loss of approximately $2.2 million in the Prior Period.

Capital Resources and Liquidity

The Company currently does not maintain any off-balance sheet arrangements.

Our contractual obligations are summarized in the table below

	Payments Due
	(In thousands)
Contractual Obligations	Total	Less than	1 - 3	4 - 5	More Than
		1 year	years	years	5 years

Operating leases (1)	1,120	380	720	20
8% Convertible Notes	2,575	2,575
Other notes	1,586	986	600
Advances from strategic partner	470	470

(1) Of the lease commitments, $1.0 million is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

Debt:
The Company does not have any credit facilities as of September 30, 2006. The Company carries debt related to certain notes payable as described in Notes 5 and 6 above.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity transactions and the issuance of debt. At September 30, 2006, the Company had no cash and cash equivalents and a working capital deficit of approximately $9.6 million.

The Company recognized a net loss of approximately $1.4 million in the Current Period. Cash used in operating activities was approximately $183,000. Cash used in operating activities principally resulted from our operating loss offset by increases in accounts payable and increases in accrued expenses. Cash used in operating activities in the Prior Period was $1.4 million, of which there was cash used in discontinued operations of approximately $1.1 million.

In the Current Period, there was no cash used in investing activities. In the Prior Period, approximately $37,000 of cash was used in investing activities, primarily the result of an increase in a related party note receivable and purchases of fixed assets.

In the Current Period, net cash of approximately $184,000 was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds received from a strategic partner. In the Prior Period net cash of $2.9 million was provided by financing activities which consisted primarily the issuance of 8% callable convertible notes receivable of approximately $2.7 million. Of the cash provided by financing activities in the Prior Period, approximately $0.2 million was from discontinued operations.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of the 6% notes and advances from a strategic partner (see Notes 5 and 6.) In addition, the Company’s subsidiary, Innalogic, is expected to begin to earn revenues in the upcoming quarters. The company also looks forward to revenue generation as a result of its new sub-contracting relationship with Hyundai (see Note 12).  The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event may be required in order to meet the obligations for the next twelve months.

Off-Balance Sheet Arrangements:

The Company currently does not maintain any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of September 30, 2006 were not sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on December 22, 2006, certain material weaknesses were communicated to the Company by our independent registered public accounting firm. The Company acknowledges that certain weaknesses, as stated and identified in the Form 10-K/A, need to be addressed. Based upon the evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our internal controls are currently not sufficiently effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer. Our CEO and principal financial officer also concluded that our internal controls are currently not sufficiently effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a current and temporary lack of adequate resources and personnel. The Company intends to take action to hire additional staff and develop the adequate policies and procedures with said enhanced staff to ensure that adequate internal controls are in place to allow for effective and timely management and reporting.

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.
_____________

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: February 1, 2007	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer (Principal Financial Officer)