Form 10QSB
period 2006-12-31
MSGI SECURITY SOLUTIONS, INC
filed 2007-03-19
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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

____________________________________________________________
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

As of March 16, 2007 there were 8,039,937 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-QSB REPORT

DECEMBER 31, 2006

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of
	December 31, 2006 (unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three and six months ended December 31, 2006 and 2005 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	six months ended December 31, 2006 and 2005 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6-21

Item 2.	Management’s Discussion and Analysis or Plan of Operations	22-31

Item 3.	Control and Procedures	32

PART II- OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders	33

Item 6.	Exhibits	34

SIGNATURES		35

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

December 31, 2006
ASSETS
Current assets:
Cash	$929,660
Accounts receivable, net of allowances of $115,750	55,895

Inventory	41,519
Other current assets	12,125
Total current assets	1,039,200
Investments in Excelsa S.p.A.	1,650,000
Intangible assets, net	60,495
Property and equipment, net	136,728
Other assets, principally deferred financing costs, net	441,732
Total assets	$3,328,154

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable, net of debt discount of $210,793	1,355,120
8% callable convertible notes payable, net of debt discount of $553,640	2,020,953
6% callable convertible notes payable	2,000,000
Advances from strategic partner	721,707
Accounts payable-trade	860,551
Accrued expenses and other current liabilities	1,869,672
Deferred revenues	37,332
Abandoned lease obligation	100,000
Total current liabilities	8,965,335

Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 200 shares authorized;
105.81 shares (liquidating preference of $2,118,583) of Series G issued
and outstanding at December 31, 2006	1
Common stock - $.01 par value; 9,375,000 shares authorized; 5,299,199 shares issued; 5,281,537 shares outstanding as of
December 31, 2006	52,992
Due from Hyundai Syscomm	(200,000)
Additional paid-in capital	241,969,856
Accumulated deficit	(246,066,320)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)
Total stockholders’ equity (deficit)	(5,637,181)
Total liabilities and stockholders’ equity (deficit)	$3,328,154

See Notes to Condensed Consolidated Financial Statements.

 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2006 AND 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Revenues	$77,895	$10,000	$77,895	$76,080
Revenues - related party	-	-	-	50,750
Total revenues	77,895	10,000	77,895	126,830

Cost of goods sold	49,886	4,199	49,886	38,322

Gross Profit	28,009	5,801	28,009	88,508
Operating costs and expenses:
Salaries and benefits	274,503	427,569	578,979	858,953
Non cash compensation	157,712	468,784	387,655	937,927
Selling, general and administrative	396,009	746,828	991,899	1,472,843
Depreciation and amortization	35,074	37,243	69,910	73,041
Total operating costs and expenses	863,298	1,680,424	2,028,443	3,342,764
Loss from operations	(835,289)	(1,674,623)	(2,000,434)	(3,254,256)
Other income (expense):
Interest income	569	21,414	617	49,562
Interest expense	(424,196)	(265,430)	(635,960)	(424,526)
Total other expense	(423,627)	(244,016)	(635,343)	(374,964)
Loss from continuing operations
before provision for income taxes	(1,258,916)	(1,918,639)	(2,635,777)	(3,629,220)
Provision for income taxes	6,000	3,150	9,000	6,150
Loss from continuing operations	(1,264,916)	(1,921,789)	(2,644,777)	(3,635,370)
Discontinued operations:
Loss from discontinued operations	-	(338,840)	-	(729,872)

Net loss	(1,264,916)	(2,260,629)	(2,644,777)	(4,365,242)

Undeclared dividends on preferred stock	(3,999)	(47,644)	(15,169)	(95,287)
Net loss attributable to
common stockholders	$(1,268,915)	$(2,308,273)	$(2,659,946)	$(4,460,529)
Basic and diluted loss per share attributable
to common stockholders:
Continuing operations	$(0.25)	$(0.51)	$(0.57)	$(0.97)
Discontinued operations	-	(0.09)	-	(0.19)
Basic and diluted earnings (loss) per share	$(0.25)	$(0.60)	$(0.57)	$(1.16)

Weighted average common shares outstanding
Basic and diluted	5,104,867	3,831,878	4,702,909	3,831,878

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2006	2005
Operating activities:
Net loss	$(2,644,777)	$(4,365,242)
Loss from discontinued operations	-	729,872
Loss from continuing operations	(2,644,777)	(3,635,370)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	22,028	18,563
Amortization	47,882	47,881
Amortization of deferred financing costs	183,197	59,548
Non cash compensation	387,655	937,927
Non cash interest expense	311,707	235,848
Changes in assets and liabilities:
Accounts receivable	(55,895)	(25,689)
Inventory	8,657	193
Other current assets	1,360	(4,783)
Other assets	-	(157,358)
Accounts payable - trade	(358,035)	488,656
Deferred revenue	(22,000)	-
Accrued expenses and other liabilities	503,915	213,516
Net cash used in continuing operations	(1,614,306)	(1,821,068)
Net cash used by discontinued operations	-	(1,103,655)
Net cash used in operating activities	(1,614,306)	(2,924,723)
Investing activities:
Investment in Excelsa	-	(3,115)
Increase in related party note receivable	-	(34,869)
Purchases of property and equipment	(5,715)	(45,400)
Net cash used in continuing operations	(5,715)	(83,384)
Net cash provided by discontinued operations	-	11,308
Net cash used in investing activities	(5,715)	(72,076)
Financing activities:
Proceeds from issuance of 8% convertible notes	-	3,000,000
Deferred financing costs related to issuance of 8% convertible notes	-	(300,250)
Payments on 8% convertible notes	-	(136,364)
Proceeds from issuance of 6% convertible notes	2,000,000	-
Deferred financing costs related to issuance of 6% convertible notes	(163,715)	-
Amounts received from Hyundai Syscomm	300,000	-
Costs in connection with registration of stock	-	(5,099)
Advances from strategic partner	621,707	-
Payments made to strategic partner	(200,000)	-
Proceeds from notes payable	-	250,000
Bank overdraft	(8,223)	-

Net cash provided by continuing operations	2,549,769	2,808,287
Net cash provided by discontinued operations	-	123,842
Net cash provided by financing activities	2,549,769	2,932,129
Change in accumulated other comprehensive income	(88)	48,382
Net increase/(decrease) in cash and cash equivalents	929,660	(16,288)
Cash and cash equivalents at beginning of period	-	112,649
Cash and cash equivalents at end of period	$929,660	$96,361

Noncash Transactions:
Conversion of 4,032 shares Series F stock to 198,470 shares Common stock	$1,985	$-
Discount on 8% Convertible Note	553,640	1,471,169
Agent warrants issued	199,084	57,054
Due from Hyundai Syscomm	200,000	-
Series G Preferred stock issued in exchange for liabilities	2,116,037
Discount on Notes payable	249,933	-
Modification of agent warrants for deferred financing costs	35,739	-

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”) and Innalogic, LLC (“Innalogic”) (in combination “MSGI” or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended June 30, 2006 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain reclassifications have been made in the fiscal 2006 financial statements to conform to the fiscal 2007 presentation, including reclassifications for discontinued operations.

Liquidity and Capital Resources:

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company is also in default of its debt service payments of some certain notes payable, but is currently participating in discussions and has presented to the lenders a proposed offer for a resolution to this default (See Note 7). The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes and promissory notes for the next twelve months. The Company is in the process of consummating certain strategic transactions that may provide significant capital. The Company has engaged the investment banking firm of HC Wainwright to raise additional capital to fund operations and the first funding event was successfully closed on December 13, 2006 (See Note 6). There are no assurances that any further capital raising transactions will be consummated. Although certain transactions were closed in December 2006, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As previously disclosed, as of July 14, 2006, the Company was in default of the payment terms of the Callable 8% Secured Convertible Notes as well as notes payable with the same investors of $500,000. On December 13, 2006, the Company entered into a letter agreement (the "Letter Agreement") with certain of the investors to amend the notes and warrants previously issued to these investors by the Company, and to waive certain defaults under the notes and warrants (See Note 5). The Company is no longer in technical default of the payment terms of the Callable 8% Secured Convertible Notes.

During the quarter ended December 31, 2006, the Company received funding, in the amount of approximately $217,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This certain firm also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $235,000. During the quarter ended December 31, 2006, the Company repaid to the security firm $200,000 of the $235,000 advanced on our behalf during the quarter. This certain firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of these transactions brought the aggregate total received from this firm to approximately $722,000 as of December 31, 2006. The advances bear interest at a rate of 8% and interest expense was $14,928 and $22,071 for the three and six months ended December 31, 2006, respectively. There can be no assurances that a strategic transaction with such entity can or will be completed.

Hyundai Transactions:

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee (of which $300,000 was received in October 2006), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world wide either under its existing name or any name that Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement carries certain intellectual property rights which state that (i) Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, (ii) warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and (iii) provides that Hyundai acknowledges that the intellectual property rights of any developments of the technology that are undertaken by MSGI rest and will remain owned by the Company.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above and Note 14), and execution of a certain pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement. The current number of shares outstanding at March 9, 2007 is 8,039,937, thus reducing the current effective beneficial holdings percentage of Hyundai to approximately 10.8%. The remaining 35,000 share of common stock shall be issued to Hyundai during the three months ended March 31, 2007.

On October 25, 2006, the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge its most favored price for such training services. No title or other ownership of rights in the Company's firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the firmware recorded in the Company's products.

The Company has taken a position that all of the transactions associated with Hyundai should be “bundled” and viewed together under the concepts of EITF No. 00-21, and in consideration that all of the transactions with Hyundai have not yet been finalized. The Company had recognized a receivable and an equal amount liability for the initial $500,000 license fee in the quarter ended September 30, 2006. As a result of the issuance of the 865,000 shares of common stock to Hyundai in the quarter ended December 31, 2006, $480,000 of the $500,000 liability (commensurate with the percentage of the shares issued out of the total subscription agreement) associated with the License Agreement has been reclassified from liabilities to additional paid in capital. In addition, the remaining receivable of $200,000 has been reclassified to a contra-equity account.

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the “Investors”) MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock (the “Warrants”) in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the Warrants are subject to stockholder approval (the “Stockholder Approval”), which was obtained at a Special Meeting of the Stockholders on March 6, 2007 (See Note 15). H.C. Wainwright acted as a placement agent for a portion of the offering. The 6% Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the 6% Notes may accelerate if the resale of the shares of common stock underlying the 6% Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (See Note 6), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. Such approval of the Stockholders was obtained at a Special Meeting of the Stockholders on March 6, 2007 (See Note 15). The exercise price of the Warrants is $1.00 per share. The 6% Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the “Registration Rights Agreement”). The Company has also entered into a Security Agreement (the “Security Agreement”) and an Intellectual Property Security Agreement (the “Intellectual Property Security Agreement”) with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the Notes and Warrants. (See Note 6 for further details.)

On December 20, 2006, MSGI Security Solutions, Inc. filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Convertible Preferred Stock ("Series G Preferred Stock") with a stated value of $20,000 per share. The Company has previously entered into subscription agreements (the "Subscription Agreements") with certain vendors, officers and employees of the Company for the issuance of a total of 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock will automatically convert into common stock of the Company once the holders of a majority of the common stock of the Company approve such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007 (See Note 15 “Subsequent Events”). The market price at the close of business on March 6, 2007 was $0.90; therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 will not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities from our balance sheet. $2,116,200 of the conversion of liabilities has occurred during the period ended December 31, 2006. The remaining $642,200 in liabilities were converted in the quarter ended March 31, 2007 and relate to accrued salaries for certain officers of the Company. The Series G Preferred Stock was issued to these certain officers and was simultaneously converted to common stock upon the approval of the stockholders on March 6, 2007.

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

3. SUMMARY OF SIGNIFICANT POLICIES

The accounting policies of the Company, consistently applied, are contained in the June 30, 2006 Form 10-K/A. The following are the more significant policies.

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired are included in the MSGI financial statements from the date of the respective acquisition. Operations of any subsidiaries sold are presented as discontinued operations (see Note 11). Investments where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis. The Company has one reporting segment.

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

4. EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding- basic and diluted for the three and six month periods ending December 31, 2006 and 2005:

	2006		2005
	Three Months	Six Months	Three Months	Six Months
Weighted average common shares outstanding - basic	5,104,867	4,702,909	3,831,878	3,831,878
Common stock equivalents for options and warrants	-	-	-	-
Weighted average common shares outstanding- diluted	5,104,867	4,702,909	3,831,878	3,831,878

Stock options and warrants in the amount of 6,113,731 and 1,440,535 shares, preferred stock convertible into 0 and 461,538 shares and 8% convertible notes convertible into 3,727,475 and 609,756 shares were not included in the computation of diluted loss per share attributable to common stockholders, as they are anti-dilutive as a result of net losses for the three and six months ended December 31, 2006 and 2005, respectively. Common stock underlying the Series G Preferred Stock and the 6% Callable Convertible Notes (See Notes 10 and 6) were not included in this calculation as these shares were not available for conversion at December 31, 2006 since these transactions are contingent upon the approval of the stockholders of the Company, which was not obtained until March 6, 2007. (See Note 15 “Subsequent Events”).

5. 8% CALLABLE CONVERTIBLE NOTES

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor (the “8% Notes”). Substantially all of the assets of the Company are pledged as collateral to the note holders.

The Note initially required repayment over a three-year term with an 8% interest per annum. Repayment shall be made in cash or in registered shares of common stock if the stock price exceeded $4.92 per the agreement terms, or a combination of both, at the option of the Company, and payment commenced 90 days after the closing date and was payable monthly in equal principal installments plus interest over the remaining 33 months.

Further, the Holder has the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The original conversion price for this holder option was $4.92. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.

The Note agreement provides the Company with the option to call the loan and prepay the remaining balance due. If the loan is called early, the Company will be required to pay 125% of the outstanding principal and interest as long as the common stock of the Company is at $6.00 or less. If the stock price is higher than $6.00 when the Company exercises the call option, then the amount owed is based upon a calculation, as defined in the agreement, using the average daily price. If in any month a default occurs, the note shall become immediately due and payable at 130% of the outstanding principal and interest.

In January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI owned by the Chief Executive Officer (approximately 190,000 shares) was pledged as additional collateral for these notes.

On June 7, 2006, the Company entered into a waiver and amendment agreement which modified certain payment due dates of the notes to provide for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In consideration for the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense in June 2006. Because of the default of the terms of the notes, the remaining amortization of the deferred financing costs of approximately $238,200 and beneficial conversion costs and interest discount of approximately $990,100 were accelerated to be fully recognized by June 30, 2006. As of July 14, 2006, the Company was in technical default of the payment terms of the 8% Notes. This default was further waived on December 13, 2006, per the terms below.

On December 13, 2006, the Company entered into an agreement for the issuance of $2,000,000 of 6% callable convertible notes (see Note 6) and also entered into a letter agreement with certain of the 2006 Investors to amend the 8% Notes and warrants as well as the promissory notes (See Note 7) previously issued to these Investors by the Company, and to waive certain defaults under these notes and warrants. The letter agreement also serves to amend the amortization and payment terms of the 8% Notes, amending the payment provisions there under. Payment will be due on the 8% Notes as of the revised maturity date of December 13, 2009. As a result of the amendments to the 8% Notes, these notes will continue to accrue interest through the amended maturity date. In addition, the conversion rate was amended. The amended conversion price of the 8% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share.

In connection with the issuance of the 8% Notes, the Company also issued five-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an original exercise price of $7.50 per share, which are exercisable at any time. The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2006 and January 11, 2009. In connection with the December 13, 2006 letter agreement, the terms of the warrants issued to the note holders were modified to change the exercise price to $1.00 per share and to extend the term of the warrants to expire on the seventh anniversary of the original issuance date.

In connection with the above modifications, the Company re-measured the allocated value of the 8% Notes and the warrants based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and calculated an additional beneficial conversion feature of $496,246 and discount due to the warrant modification of $57,394, for a total discount of $553,640. The fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize this discount over the remaining term of the 8% Notes through December 2009. Due to the variability of the conversion price, the beneficial conversion feature discount will be re-measured on a quarterly basis. Should the 8% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The December 13, 2006 modification also changed the terms of the 800,000 warrants issued June 7, 2006 related to the agreement amendment at that date as discussed above. Those warrants were modified to an exercise price of $1.00 and an expiration term on the seventh anniversary from date of original issuance. In connection with this modification, the warrant modification was ascribed a fair value, as computed under the Black-Scholes model, of $247,599, which was recognized as additional interest expense for the period ended December 31, 2006.

6. 6% CALLABLE CONVERTIBLE NOTES

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the “Investors”), MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the warrants are subject to stockholder approval (the “Stockholder Approval”), which the Company received on March 6, 2007 (see Note 15). H.C. Wainwright acted as a placement agent for a portion ($1,000,000) of the offering.

The 6% Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement (the “Registration Rights Agreement”), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable once Stockholder Approval is obtained until seven years from the date of issuance. The exercise price of the warrants is $1.00 per share.

The 6% Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction (the “Registration Rights Agreement”). The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The 6% Notes and Warrants also carry registration rights which contain penalty clauses if the underlying shares are not registered per the terms of the agreement. The agreement calls for a registration filing 90 days from closing date and a registration effective date within 150 days from the date of closing of the funding transaction. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty day period that is exceeded.

On December 13, 2006, the Company and the holders of the 6% Notes executed an amendment to the original registration rights agreement that changed the terms for required registration from the afore mentioned 90 days from the date of closing to 120 days and changed the terms required for effectiveness of such registration statement from the afore mentioned 150 days from the date of closing to 180 days from the date of closing. The Company expects to file this registration within the amended terms and therefore, no liability was deemed necessary as of December 31, 2006.

The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $2 million in proceeds received. Therefore, the total discount was limited to $2 million. The fair value of the warrants utilizing the Black-Scholes option-pricing model. The Company will amortize this discount over the remaining term of the 6% Notes through December 2009. However, as of December 31, 2006, the Company did not have enough shares authorized and available to cover the conversion of the 6% Notes into common shares, as well as this private placement transaction required stockholder approval. The Company obtained stockholder approval of this transaction on March 6 2007. Therefore due to this contingency, the discount was not reflected in paid in capital at December 31, 2006, but remained with the 6% Note liability until next period when the contingency was resolved, as well as there was no amortization expense recorded, which would have been minimal if recorded, until this contingency was resolved and the transaction deemed issued. Also, due to the variability of the conversion price, the beneficial conversion feature will be re-measured on a quarterly basis. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

H.C. Wainwright received a placement fee of $100,000 and will receive 5 year warrants exercisable for 225,000 shares of common stock at an exercise price of $1.00 per share. The agent warrants were valued at $199,084 using the Black-Scholes model and were recorded as part of the financing costs. The aggregate of all the finance charges related to this transaction was $362,799 and such costs have been deferred and will be amortized over the life of the 6% Notes. The amortization expense related to the deferred financing costs for the three months ended December 31, 2006 was $10,078.

7.  OTHER NOTES PAYABLE

Other Notes payable consist of the following as of December 31, 2006:

January 2006 Note Payable	$600,000
Notes Payable to vFinance Investment	755,120
Total	$1,355,120

December 2005 Note Payable

During December 2005, the Company entered into a short-term note with a related party in the amount of $250,000. This loan bore interest at a rate of 10% through June 30, 2006 and had an annual imputed interest rate of 18.25%. The total interest due under this note had been fully accrued as of June 30, 2006. This short-term note was exchanged for Convertible Preferred Series G shares on December 22, 2006. The majority of the interest accrued and due on the note was paid in cash during the three months ended December 31, 2006. As of December 31, 2006 there is an interest balance due of $1,000 which will be paid during the period ended March 31, 2007.

January 2006 Note Payable

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See Note 5). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

In connection with the waivers and amendments executed for the 8% Callable Convertible notes above, as of June 7, 2006 and December 13, 2006, the same agreements also waived and amended the maturity date of these short-term notes. The December 13, 2006 letter agreement amends the maturity date of the promissory notes to December 13, 2009. Any and all default provisions under the terms of the original promissory notes were waived and there are no default interest provisions enforced under the terms of the original promissory notes.

vFinance note payable

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. The notes were not paid on February 28, 2007, and as a result, the Company is technically in default of the payment terms of the vFinance notes. vFinance has not made any formal claim of default against the Company at this time and both parties are currently participating in negotiations for an acceptable settlement and resolution of such technical default.

In addition, warrants for the purchase of up to 585,062 shares of the Company's common stock were issued to the individual lenders. The warrants carry an original exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. The warrant agreement contains a re-price provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the 800,000 warrants issued in connection with the 8% Callable Convertible Notes above at an exercise price of $4.50, the exercise price of the warrants issued with the vFinance note payable were modified to $4.50 as of June 30, 2006. Due to the December 13, 2006 issuance of warrants related to the 6% Notes (see Note 6), the exercise price of the vFinance warrants were modified to $1.00. The Company valued the modification of the warrant using the Black-Scholes model. This resulted in an additional discount to the Note of approximately $250,000, which will be amortized over the remaining life of the Note.

The vFinance Agreement also contains a registration rights agreement for the warrants which contains penalty clauses if the underlying warrant shares are not registered per the terms of the agreement. The agreement calls for a Registration Filing Date within 180 days from closing date and a Registration Effective Date within 90 days from the Registration Filing Date. The agreement provides for a cash penalty of approximately 1.5% of the value of the notes for each thirty day period that is exceeded. As of December 31, 2006, the Company has a liability recorded of $63,400 to provide for the expected delay in issuing this registration statement. Each month that the Company is delayed in meeting this requirement, an additional $12,000 liability is incurred.

Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company's common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs. These warrants also contain a reprice provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the December 13, 2006 issuance of warrants related to the 6% Notes (see Note 6), the exercise price of the placement agent warrants were modified to $1.00. The Company valued the modification of the warrant using the Black-Scholes model. This resulted in an additional financing charge of $35,739, which will be amortized over the remaining life of the Note as part of the deferred financing charges.

Total financing costs recorded in connection with the Notes were $351,706, including the modification noted above. The balance of deferred financing costs remaining at December 31, 2006 was approximately $53,000, which is included in other assets on the balance sheet, and is being amortized over the term of the Notes.

The Company recorded an original discount to the note payable of $612,240, which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note, and subsequent adjustments as noted above, was allocated from the gross proceeds and recorded as additional paid-in capital. The total discount is being amortized to interest expense over the one-year term of the note. Interest expense for the three and six months ended December 31, 2006 in connection with this note discount was approximately $253,000 and $406,000, respectively. Should the notes be paid prior to the payment terms, the amortization of the discount will be accelerated.

Advance from Strategic Partner

During the quarter ended December 31, 2006, the Company received funding, in the amount of approximately $217,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This certain firm also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $235,000. During the quarter ended December 31, 2006, the Company repaid to the security firm $200,000 of the $235,000 advanced on our behalf during the quarter. This certain firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of the transactions during brought the aggregate total received from the firm to approximately $722,000 as of December 31, 2006. The advances bear interest at a rate of 8% and interest expense was $14,928 and $22,071 for the three and six months ended December 31, 2006, respectively. There can be no assurances that a strategic transaction with such entity can or will be completed.

8. ABANDONED LEASES OBLIGATION

In December 2002, the Company terminated a lease for abandoned property. Under the termination agreement, the Company was obligated to pay $20,000 per month until August 2010, which liability was fully accrued at that point. As of the three month period ended September 30, 2006, the Company had a remaining obligation of $1.1 million on the abandoned property, of which $987,000 was reflected as a liability at that point, based upon the present value. On December 22, 2006, the Company issued shares of Series G Preferred Stock to the landlord and its designee for the $1.0 million which reduced the liability to $100,000 as of the period ended December 31, 2006. The remaining balance is to be paid by the Company is cash. The Company recorded the remaining interest expense of $113,000 related to the discount of the liability, during the three months ended December 31, 2006. There was no gain or loss recorded on this transaction.

9.  STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

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

The Company accounts for employee stock-based compensation under SFAS 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements at their fair values. The fair value of each stock option is estimated on the date of grant using the Black-Scholes method of valuation. The expense is being recognized in non cash compensation on a straight-line basis over the vesting period of the options, and amounted to $326,655 and $937,927 for the six months ended December 31, 2006 and 2005, respectively. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

There were no stock options granted during the six months ended December 31, 2006 or 2005. As of December 31, 2006, 550,000 options are outstanding, of which 348,640 options are exercisable. The weighted average exercise price of all outstanding options is $2.39. Aggregate intrinsic value of the options was $0 as of December 31, 2006. As of December 31, 2006, non-vested compensation cost that has not yet been recognized was approximately $195,000, which is expected to be recognized over a weighted average period of approximately 0.5 years.

There were 3,225,000 warrants issued during the three months ended December 31, 2006 in connection with the 6% Notes (See Note 6 for discussion of the accounting thereof). As of December 31, 2006, the Company has 5,563,731 warrants outstanding to purchase shares of common stock at prices ranging from $1.00 to $8.25, with a weighted average exercise price of $1.91, of which 2,338,731 are currently exercisable.

During the three months ended December 31, 2006, the Company adjusted the exercise price of certain previously issued warrants to certain lenders and placement agents. This adjustment was mandated by certain anti-dilution and exercise price protection provisions in the previously issued warrants agreements. See Note 7 for further details and the effect. The Company also adjusted the exercise price of certain warrants in connection with the modification entered into on the 8% Notes and Promissory Notes in December 2006. See Note 5 for further details and the effect.

During the three months ended December 31, 2006, the Company issued 865,000 shares of common stock to Hyundai Syscomm Corp. (See Note 14.)

During the quarter ended September 30, 2006, the Company issued 25,000 shares of common stock to an employee, resulting in a non−cash compensation expense of $61,000.

10. PREFERRED STOCK

In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock was convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company did not file such registration statement within 180 days, the Company would have to issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company issued an additional 468.8 Series F Preferred Stock, which was convertible into approximately 23,079 shares of common stock. The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. During the six months ended December 31, 2006, 4,031 shares of Series F Preferred Stock was converted to 198,470 shares of common stock. As of December 31, 2006, all of the outstanding shares of Series F Preferred Stock have been converted into shares of common stock and the Company had $309,132 of undeclared but accumulated dividends.

On December 20, 2006, MSGI filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Preferred Stock with a stated value of $20,000 per share. The Company had previously entered into Subscription Agreements with certain vendors, officers and employees of the Company for the issuance of a total of approximately 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock automatically converted into common stock of the Company once the holders of a majority of the common stock of the Company approved such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007 (See Note 15 “Subsequent Events”). The market price at the close of business on March 6, 2007 was $0.90, therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 will not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities from our balance sheet. $2,116,200 of the conversion of liabilities has occurred during the period ended December 31, 2006. The remaining $642,200 in liabilities were converted in the quarter ended March 31, 2007 and relate to accrued salaries for certain officers of the Company. The Series G Preferred Stock was issued to these certain officers and was simultaneously converted to common stock upon the approval of the stockholders on March 6, 2007.

11. DISCONTINUED OPERATIONS

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

The loss from discontinued operations of AONet for the three and six months ended December 31, 2005 which have been included in loss from discontinued operations for the periods ended December 31, 2005 is as follows:

	Three Months	Six Months
Revenues	$787,217	$1,406,669
Costs of revenues	648,310	1,136,908
Gross profit	138,907	269,761
Operating costs and expenses	380,046	846,889
Other expenses	80,842	130,007
Loss before taxes	(321,981)	(707,135)
Provision for taxes	16,859	22,737
Net loss from discontinued operations	$(338,840)	$(729,872)

12. INVESTMENTS

MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy. As the Company has less then 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this investment is accounted for under the cost method. The Company wrote-down the carrying value of the investment at June 30, 2006 to $1,650,000 based upon its estimate of the fair value of its stock interest in Excelsa S.p.A. During the six months ended December 31, 2005, MSGI sold approximately $51,000 of product to Excelsa at normal selling terms.

13. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets as of December 31, 2006 is as follows:

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Unpatented technology	$287,288	$226,793

Amortization expense recorded for the three and six months ended December 31, 2006 was $23,941 and $47,882, respectively. The estimated remaining amortization expense for the five succeeding years is as follows:

Fiscal Year	Amount
2007 (remaining 6 months)	$47,881
2008	12,614

14. AGREEMENTS WITH HYUNDAI SYSCOMM CORP.

On September 11, 2006, the Company entered into a License Agreement with Hyundai Syscomm Corp (“Hyundai”) whereby, in consideration of a one-time $500,000 fee ($300,000 of which was been subsequently collected, with the balances expected to be paid during the quarter ended March 31, 2007), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world-wide either under its existing name or any name that the Hyundai may decide and to sub-licence the technology to its customers and distributors generally. The License Agreement carries certain Intellectual Property Rights which state that Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and provides that Hyundai acknowledges that the Intellectual Property Rights of any developments of the technology that are undertaken by MSGI rest and will remain with the Company.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006, as discussed above, and execution of a certain pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement. The current number of shares outstanding as of March 9, 2007 is 8,039,937, thus reducing the current effective beneficial holdings percentage of Hyundai to approximately 10.8%. The remaining 35,000 share of common stock shall be issued to Hyundai during the three months ended March 31, 2007.

On October 25, 2006, the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge it's most favored price for such training services. No title or other ownership of rights in the Company's Firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter any notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the Firmware recorded in the Company's products.

The Company has taken a position that all of the transactions associated with Hyundai should be “bundled” and viewed together under the concepts of EITF No. 00-21, and in consideration that all of the transactions with Hyundai have not yet been finalized. The Company had recognized a receivable and an equal amount in liability for the initial $500,000 license fee in the quarter ended September 30, 2006. As a result of the issuance of the 865,000 shares of common stock to Hyundai in the quarter ended December 31, 2006, $480,000 of the $500,000 liability (commensurate with the percentage of the shares issued out of the total subscription agreement) associated with the License Agreement has been reclassified from liabilities to additional paid in capital. In addition, the remaining receivable of $200,000 in connection with this transaction has been reflected as a contra-equity account.

15. SUBSEQUENT EVENTS

On February 7, 2007, the Company issued to Hyundai a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue pursuant to the subcontracting agreement, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1.0 million in revenue realized by the Company. The revenue is subject to the Sub-Contracting Agreement (see Note 14) between Hyundai and the Company dated October 25, 2006 and as reported on Form 8-K filed on October 31, 2006. Additionally such shares cannot be issued or vested until the majority of the stockholders in the Company approve the matters included in the Company's Special Meeting of Stockholders. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007.

On March 6, 2007, the Company held a Special Meeting of the Stockholders where the following proposals were put before the stockholders for approval:

(1) To consider a proposal to increase the authorized shares of capital stock for the Company from 9,393,750 to 100,050,000. The capital stock of the Company shall be divided into two classes as follows: (i) 50,000 shares of preferred stock of the par value of $.01 per share ("Preferred Stock"), and (ii) 100,000,000 shares of common stock of the par value of $.01 per share (“Common Stock”).

(2) To approve the automatic conversion of our Series G Convertible Preferred Stock (the “Series G Preferred Stock”) into up to 3,000,000 shares of Common Stock.

(3) To ratify the issuance of our Series G Preferred Stock to certain of our executive officers.

(4) To ratify the private placement transaction with certain institutional investors, of the issuance of $2,000,000 in callable secured convertible notes and warrants exercisable for 3,000,000 shares of Common Stock (the "Private Placement") (See Note 6).

(5) To consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to remove certain business combination and reclassification provisions.

The voting procedures called a quorum to be reached and a determination to be made as to the results of the vote on each matter submitted for stockholder approval. The proposal number 1 to amend the Articles of Incorporation in order to increase the number of authorized shares of common and preferred stock required approval by stockholders holding a majority of the shares outstanding, in person or by proxy, at a meeting at which a quorum is present. The proposal number 5 to amend the Articles of Incorporation to remove certain business combination and reclassification provisions required approval by stockholders holding 75% of the shares outstanding, in person or by proxy, at a meeting at which a quorum is present. The remaining proposals numbers 2 through 4 required approval by the stockholders holding a majority of shares voting, in person or by proxy at a meeting at which a quorum is present.

Quorum was met with a total voting participation of 3,189,309 votes or 61.46% of outstanding shares as of the date of record. Proposal number 1 passed with 3,052,303 votes cast in favor, 117,294 votes cast against and 19,712 votes abstaining. Proposal number 2 passed with 3,070,830 votes cast in favor, 99,740 votes cast against and 18,739 votes abstaining. Proposal number 3 passed with 3,003,568 votes cast in favor, 162,787 votes cast against and 22,954 votes abstaining. Proposal number 4 passed with 3,067,551 votes cast in favor, 99,538 votes cast against and 22,220 votes abstaining. Proposal number 5 did not pass with 3,084,644 votes cast in favor, 80,568 votes cast against and 24,097 votes abstaining. The total in favor of Proposal number 5 reached 59.44% of outstanding shares, thus falling short of the required 75% voting requirement.

Item 2. Management's Discussion and Analysis or Plan of Operations

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Report on Form 10-QSB discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding our near-term objectives and long-term strategies, expectations of short-term and long-term liquidity requirements and needs, statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,” “would,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology and telecommunication costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six month periods ended December 31, 2006 and 2005. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-QSB and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2006.

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

FDA recognized no revenues during the periods ended December 31, 2006 and 2005.

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

Significant Events:

To facilitate an analysis of MSGI operating results, certain significant events should be considered. On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International Srl ("AONet"), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet's equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. On March 31, 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement would be terminated and the Company would be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company and is reflected as discontinued operations for all periods presented herein.

As of July 14, 2006, the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes as well as notes payable with the same investors of $500,000. On December 13, 2006, the Company entered into a letter agreement (the "Letter Agreement") with the investors to amend the notes and warrants previously issued to these investors by the Company, and to waive certain defaults under the notes and warrants. Payment will be due on the 8% Notes as of the revised maturity date of December 13, 2009 (See Note 5). The Company is no longer in technical default of the payment terms of the 8% Notes.

During the quarter ended December 31, 2006, the Company received funding, in the amount of approximately $217,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This certain firm also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $235,000. During the quarter ended December 31, 2006, the Company repaid to the security firm $200,000 of the $235,000 advanced on our behalf during the quarter. This certain firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of these transactions brought the aggregate total received from this firm to approximately $722,000 as of December 31, 2006. The advances bear interest at a rate of 8% and interest expense was $14,928 and $22,071 for the three and six months ended December 31, 2006. There can be no assurances that a strategic transaction with such entity can or will be completed.

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee (of which $300,000 was received in October 2006), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world-wide either under its existing name or any name that the Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement carries certain Intellectual Property Rights which state that Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and provides that Hyundai acknowledges that the Intellectual Property Rights of any developments of the technology that are undertaken by MSGI are owned by and will owned by the Company.

On December 13, 2006, the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the "Investors") issued $2,000,000 aggregate principal amount of callable secured convertible notes (the "Notes") and stock purchase warrants exercisable for 3,000,000 shares of common stock (the "Warrants") in a private placement for an aggregate offering price of $2,000,000. (See Note 6)

On December 20, 2006, MSGI Security Solutions, Inc. filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Convertible Preferred Stock ("Series G Preferred Stock") with a stated value of $20,000 per share. The Company has previously entered into subscription agreements (the "Subscription Agreements") with certain vendors, officers and employees of the Company for the issuance of a total of 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock will automatically convert into common stock of the Company once the holders of a majority of the common stock of the Company approve such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the shareholders approve such conversion. The Company obtained such approval at the Special Meeting of the Shareholders held on March 6, 2007 (See Note 15 “Subsequent Events”). The market price at the close of business on March 6, 2006 was $0.90; therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 will not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities from our balance sheet. $2,116,200 of the conversion of liabilities has occurred during the period ended December 31, 2006. The remaining $642,200 in liabilities were converted in the quarter ended March 31, 2007 and relate to accrued salaries for certain officers of the Company. The Series G Preferred Stock was issued to these certain officers and was simultaneously converted to common stock upon the approval of the shareholders on March 6, 2007.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See Note 14), and execution of a certain Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, common stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement. The current number of shares outstanding at March 9, 2007 is 8,039,937, thus reducing the current effective beneficial holdings percentage of Hyundai to approximately 10.8%. The remaining 35,000 share of common stock shall be issued to Hyundai during the three months ended March 31, 2007.

On October 25, 2006 the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge its most favored price for such training services. No title or other ownership of rights in the Company's firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter any notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the firmware recorded in the Company's products.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1.0 million in revenue realized by the Company. The revenue is subject to the Sub-Contracting Agreement between Hyundai and the Company dated October 25, 2006 and as reported on Form 8-K filed on October 31, 2006. Additionally such shares cannot be issued or vested until the majority of the stockholders in the Company approve an increase to the number of authorized capital equity shares for the Company and the resulting Amendment to the Articles of Incorporation. Such approval was obtained at the Special Meeting of the Shareholders on March 6, 2007. (See Note 15 “Subsequent Events”)

Results of Operations for the Three Months Ended December 31, 2006, Compared to the Three Months Ended December 31, 2005.

Revenues in the amount of approximately $78,000 were reported for the three months ended December 31, 2006 (the “Current Period”) as compared to revenues of $10,000 during the three months ended December 31, 2005 (the “Prior Period”). The increase in revenue is the result of business fluctuations due to the timing of when orders are received and shipped and the installation of the equipment and software are completed or services are provided, which continues to be somewhat unpredictable for these emerging technologies. Of these revenues, approximately $43,000 was from one client with the remaining revenue from another client.

There were costs of goods sold of approximately $50,000 reported in the Current Period compared to costs of goods sold of approximately $4,200 in the Prior Period.

Salaries and benefits of approximately $0.3 million in the Current Period decreased by approximately $0.1 million or 36% from salaries and benefits of approximately $0.4 million in the Prior Period. The decrease is primarily attributable to the reduction in corporate management personnel responsible for supporting the Company’s former European operations.

Non cash compensation expenses of approximately $0.2 million in the Current Period decreased by approximately $0.3 million, or 66%, from similar expenses of approximately $0.5 million in the Prior Period. The decrease in expenses realized in the Current Period is attributable to the timing of expense from SFAS 123R due to the vesting of options previously granted becoming fully vested in the previous period.

Selling, general and administrative expenses of approximately $0.4 million in the Current Period decreased by approximately $0.3 million or 47% from comparable expenses of approximately $0.7 million in the Prior Period. Substantially all of the non-cash compensation expense results from the charges recorded for options issued in previous periods which vested during the current period. The decrease is due primarily to decreases in operating expenses as a result of reduced headcount and related operating costs.

Depreciation and amortization expenses of approximately $35,000 were realized in the Current Period and were in line with the similar costs realized during the Prior Period.

Interest income of approximately $1,000 in the Current Period decreased by approximately $20,000 from comparable interest income of approximately $21,000 in the Prior Period. The decrease is the result of reduced available cash balances during the Current Period as compared to the Prior Period.

Interest expenses of approximately $0.4 million in the Current Period increased by approximately $0.2 million over interest expenses of $0.2 million in the Prior Period. This increase is primarily the result of adjustments to non cash interest expenses related to the accretion of the discount on certain notes, as well as adjustments to non cash interest related to the fair market value of warrants issued to the lenders of said notes, which resulted from revisions to the exercise price of the warrants and the revision of conversion rates related to the notes. The increase is also attributable to the amortization of the deferred financing costs related to these financings.

The net provision for income taxes of approximately $6,000 in the Current Period was in line with the similar costs realized during the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, a loss from continuing operations of approximately $1.3 million was reported in the Current Period. This loss was approximately $0.6 million less than reported in the Prior Period.

The loss from discontinued operations of $338,840 in the Prior Period was the result the operating losses realized by the discontinued operations of AONet International Srl. There are no such losses from discontinued operations to report in the Current Period as we exited that activity as of April 1, 2006.

As a result of the above, net loss of approximately $1.3 million in the Current Period decreased by approximately $1.0 million from comparable net loss of approximately $2.3 million in the Prior Period.

In the Current Period the Company recognized $3,999 in undeclared dividends on preferred stock of. The Company recognized such undeclared dividends on preferred stock of $47,644 in the Prior Period. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. As of December 31, 2006, all of the Series F Convertible Preferred Stock has been converted into common stock.

As a result of the above, net loss attributable to common stockholders of approximately $1.3 million in the Current Period decreased by approximately $1.0 million from comparable net loss of approximately $2.3 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2006, Compared to the Six Months Ended December 31, 2005.

Revenues in the amount of approximately $78,000 were reported for the six months ended December 31, 2006 (the “Current Period”) as compared to revenues of approximately $127,000 during the six months ended December 31, 2005 (the “Prior Period”). The decrease in revenue is the result of business fluctuations due to the timing of when orders are received and shipped and installation or the equipment and software completed or services are provided, which continues to be somewhat unpredictable for these emerging technologies. Of the approximately $78,000 in revenues reported in the Current Period, approximately $43,000 was from one client, with the remaining revenue from another client. Of the approximately $127,000 in revenues reported in the Prior Period, approximately $51,000 resulted from a sale to a related party, Excelsa.

There were costs of goods sold of approximately $50,000 reported in the Current Period compared to costs of goods sold of approximately $38,000 in the Prior Period.

Salaries and benefits of approximately $0.6 million in the Current Period decreased by approximately $0.3 million or 33% from salaries and benefits of approximately $0.9 million in the Prior Period. The decrease is primarily attributable to the reduction in corporate management personnel responsible for supporting the Company’s former European operations.

Non cash compensation expenses of approximately $0.4 million in the Current Period decreased by approximately $0.5 million, or 59%, from similar expenses of approximately $0.9 million in the Prior Period. Substantially all of the non-cash compensation expense results from the charges recorded for options issued in previous periods which vested during the current period. The decrease in expenses realized in the Current Period is attributable to the timing of expense from SFAS 123R due to the vesting of options previously granted becoming fully vested in the previous period.

Selling, general and administrative expenses of approximately $1.0 million in the Current Period decreased by approximately $0.5 million or 33% from comparable expenses of $1.5 million in the Prior Period. The decrease is due primarily to decreases in operating expenses as a result of reduced headcount and related operating costs.

Depreciation and amortization expenses of approximately $70,000 were realized in the Current Period and were in line with the similar costs realized during the Prior Period.

Interest income of approximately $1,000 in the Current Period decreased by approximately $49,000 from comparable interest income of approximately $50,000 in the Prior Period. The decrease is the result of reduced available cash balances during the Current Period as compared to the Prior Period.

Interest expenses of approximately $0.6 million in the Current Period increased by approximately $0.2 million over interest expenses of $0.4 million in the Prior Period. This increase is primarily the result of adjustments to non cash interest expenses related to the accretion of the discount on certain notes, as well as adjustments to non cash interest related to the fair market value of warrants issued to the lenders of said notes, which resulted from revisions to the exercise price of the warrants and the revision of conversion rates related to the notes.

The net provision for income taxes of $9,000 in the Current Period was in line with the similar costs realized during the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $2.6 million in the Current Period decreased by approximately $1.0 million from comparable loss from continuing operations of $3.6 million in the Prior Period.

The loss from discontinued operations of $729,872 in the Prior Period was the result the operating losses realized by the discontinued operations of AONet International Srl. There are no such losses from discontinued operations to report in the Current Period as we exited that activity as of April 1, 2006.

As a result of the above, net loss of approximately $2.6 million in the Current Period decreased by approximately $1.8 million from comparable net loss of approximately $4.4 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of $15,169. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. The Company recognized such undeclared dividends on preferred stock of approximately $95,287 in the Prior Period. As of December 31, 2006, all of the Series F Convertible Preferred Stock has been converted into common stock.

As a result of the above, net loss attributable to common stockholders of approximately $2.7 million in the Current Period decreased by approximately $1.8 million from comparable net loss of approximately $4.5 million in the Prior Period.

Capital Resources and Liquidity

The Company currently does not maintain any off-balance sheet arrangements.

Our contractual obligations are summarized in the table below:

	Payments Due
	(In thousands)
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 year	years	years	5 years
Operating leases (1)	100	100
8% Convertible Notes	2,575		2,575
6% Convertible Notes	2,000		2,000
Other notes	1,348	748	600
Advances from strategic partner	722	722

(1) Of the lease commitments, $0.1 million is for facilities that we no longer occupy and the cost of which was accrued upon abandonment in fiscal 2002.

Debt:

The Company does not have any credit facilities as of December 31, 2006. The Company carries debt related to certain notes payable as described in Notes 5, 6 and 7 above.

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity transactions and the issuance of debt. At December 31, 2006, the Company had $929,660 in cash and cash equivalents and a working capital deficit of approximately $7.9 million.

The Company recognized a net loss of approximately $2.6 million in the Current Period. Cash used in operating activities was approximately $1.6 million. Cash used in operating activities principally resulted from our operating loss, as well as from decreases in accounts payable and increases in accounts receivable, offset by increases in accrued liabilities.

In the Current Period, the Company used approximately $6,000 in investing activities. This was the result of the purchased of new computer equipment. In the Prior Period, approximately $72,000 of cash was used in investing activities, primarily the result of an increase in a related party note receivable and purchases of fixed assets.

In the Current Period, net cash of approximately $2.5 million was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds received the issuance of the 6% convertible notes and from cash advances from a strategic partner. In the Prior Period net cash of $2.9 million was provided by financing activities which consisted primarily the issuance of 8% callable convertible notes receivable of approximately $2.7 million. Of the cash provided by financing activities in the Prior Period, approximately $0.1 million was from discontinued operations.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of the 6% notes and advances from a strategic partner (see Notes 6 and 7.) In addition, the Company’s subsidiary, Innalogic, is expected to begin to earn additional revenues in the upcoming quarters. The Company also looks forward to revenue generation as a result of its new sub-contracting relationship with Hyundai (see Note 14), although there can be no assurances of successful consummation of revenue producing activities.  The Company believes that current funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event may be required in order to meet the obligations for the next twelve months.

Off-Balance Sheet Arrangements:

The Company currently does not maintain any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of December 31, 2006 were not sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that our strategic partner co-managed the operations of our Innalogic subsidiary and paid their expenses during the current quarter. We did not have adequate controls to monitor their activities and gather the requisite financial information and supporting documents in the current period. This arrangement is expected to be short-term in nature; therefore we are not expecting to have to build an internal control structure around this activity.

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On March 6, 2007, the Company held a Special Meeting of the Stockholders where the following proposals were put before the stockholders for approval:

(1) To consider a proposal to increase the authorized shares of capital stock of the Company from 9,393,750 to 100,050,000. The capital stock of the Company shall be divided into two classes as follows: (i) 50,000 shares of preferred stock of the par value of $.01 per share ("Preferred Stock"), and (ii) 100,000,000 shares of common stock of the par value of $.01 per share (“Common Stock”).

(2) To approve the automatic conversion of our Series G Convertible Preferred Stock (the “Series G Preferred Stock”) into up to 3,000,000 shares of Common Stock.

(3) To ratify the issuance of our Series G Preferred Stock to certain of our executive officers.

(4) To ratify the private placement transaction with certain institutional investors, of the issuance of $2,000,000 in callable secured convertible notes and warrants exercisable for 3,000,000 shares of Common Stock (the "Private Placement").

(5) To consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to remove certain business combination and reclassification provisions.

The voting procedures called a quorum to be reached and a determination to be made as to the results of the vote on each matter submitted for stockholder approval. The proposal number 1 to amend the Articles of Incorporation in order to increase the number of authorized shares of common and preferred stock required approval by stockholders holding a majority of the shares outstanding, in person or by proxy, at a meeting at which a quorum is present. The proposal number 5 to amend the Articles of Incorporation to remove certain business combination and reclassification provisions required approval by stockholders holding 75% of the shares outstanding, in person or by proxy, at a meeting at which a quorum is present. The remaining proposals numbers 2 through 4 required approval by the stockholders holding a majority of shares voting, in person or by proxy at a meeting at which a quorum is present.

Quorum was met with a total voting participation of 3,189,309 votes or 61.46% of outstanding shares as of the date of record. Proposal number 1 passed with 3,052,303 votes cast in favor, 117,294 votes cast against and 19,712 votes abstaining. Proposal number 2 passed with 3,070,830 votes cast in favor, 99,740 votes cast against and 18,739 votes abstaining. Proposal number 3 passed with 3,003,568 votes cast in favor, 162,787 votes cast against and 22,954 votes abstaining. Proposal number 4 passed with 3,067,551 votes cast in favor, 99,538 votes cast against and 22,220 votes abstaining. Proposal number 5 did not pass with 3,084,644 votes cast in favor, 80,568 votes cast against and 24,097 votes abstaining. The total in favor of Proposal number 5 reached 59.44% of outstanding shares, thus falling short of the required 75% voting requirement.

Item 6. Exhibits

(a) Exhibits

3.1	Amendment to the Amended Articles of Incorporation, Dated March 8, 2007
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC. (Registrant)

Date: March 18, 2007	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera Chairman of the Board and Chief Executive Officer (Principal Executive Officer

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III Chief Accounting Officer (Principal Financial Officer)