Form 10QSB
period 2007-03-31
MSGI SECURITY SOLUTIONS, INC
filed 2007-05-21
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of- May 18, 2007 there were 10,208,025 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-QSB REPORT
MARCH 31, 2007

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of March 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three and nine months ended March 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended March 31, 2007 and 2006 (unaudited)	5-6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-27

Item 2.	Management’s Discussion and Analysis or Plan of Operations	28-38

Item 3.	Control and Procedures	39

PART II- OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Securities Holders	40
Item 6.	Exhibits	41

SIGNATURES		42

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

March 31, 2007
ASSETS
Current assets:
Cash	$94,292
Accounts receivable, net of allowances of $115,750	175,895
Inventory	41,519
Other current assets	12,125
Total current assets	323,831
Investments in Excelsa S.p.A.	1,650,000
Intangible assets, net	36,554
Property and equipment, net	125,596
Other assets, principally deferred financing costs, net	358,603
Total assets	$2,494,584

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
8% callable convertible notes payable, net of debt discount of $499,818	2,072,140
6% callable convertible notes payable, net of discount of $1,805,556	194,444
Advances from strategic partner	1,025,948
Accounts payable-trade	629,689
Accrued expenses and other current liabilities	1,340,352
Deferred revenues	57,332
Total current liabilities	5,319,905
Other Liabilities:
Notes Payable	600,000

Total Liabilities	5,919,905

Commitments
Stockholders’ equity (deficit):

Preferred stock - $.01 par value; 50,000 share authorized;
0 shares issued or outstanding as of March 31, 2007	-
Common stock - $.01 par value; 100,000,000 shares authorized;
9,375,687 shares issued; 9,358,025 shares outstanding as of
March 31, 2007	93,757
Due from Hyundai Syscomm	(200,000)
Additional paid-in capital	246,096,863
Accumulated deficit	(248,022,231)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)
Total stockholders’ equity (deficit)	(3,425,321)
Total liabilities and stockholders’ equity (deficit)	$2,494,584

See Notes to Condensed Consolidated Financial Statements.

 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2007 AND 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenues	$-	$-	$77,895	$126,830
Referral fee revenues-strategic partner	100,000	-	100,000	-
Total revenues	100,000	-	177,895	126,830

Cost of goods sold	-	-	49,886	38,322

Gross Profit	100,000	-	128,009	88,508

Operating costs and expenses:
Salaries and benefits	304,409	795,643	883,388	1,654,596
Non cash compensation	140,208	412,952	527,863	1,350,879
Selling, general and administrative	699,899	863,547	1,691,798	2,336,390
Depreciation and amortization	35,073	37,835	104,983	110,876
Total operating costs and expenses	1,179,589	2,109,977	3,208,032	5,452,741
Loss from operations	(1,079,589)	(2,109,977)	(3,080,023)	(5,364,233)

Other income (expense):
Interest income	-	18,046	617	54,347
Interest expense	(865,322)	(491,792)	(1,501,282)	(903,057)
Total other expense	(865,322)	(473,746)	(1,500,665)	(848,710)
Loss from continuing operations
before provision for income taxes	(1,944,911)	(2,583,723)	(4,580,688)	(6,212,943)
Provision for income taxes	11,000	15,000	20,000	21,150

Loss from continuing operations	(1,955,911)	(2,598,723)	(4,600,688)	(6,234,093)
Discontinued operations:
Loss from discontinued operations	-	(598,081)	-	(1,327,953)

Net loss	(1,955,911)	(3,196,804)	(4,600,688)	(7,562,046)

Undeclared dividends on preferred stock	-	(46,609)	(15,169)	(141,896)
Net loss attributable to common stockholders	$(1,955,911)	$(3,243,413)	$(4,615,857)	$(7,703,942)

Basic and diluted loss per share attributable to common stockholders:
Continuing operations	$(0.32)	$(0.68)	$(0.89)	$(1.66)
Discontinued operations	-	(0.16)	-	(0.35)
Basic and diluted earnings (loss) per share	$(0.32)	$(0.84)	$(0.89)	$(2.01)

Weighted average common shares outstanding
Basic and diluted	6,093,054	3,854,611	5,159,526	3,839,345

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(unaudited)

	2007	2006

Operating activities:
Net loss	$(4,600,688)	$(7,562,046)
Loss from discontinued operations	-	1,327,953
Loss from continuing operations	(4,600,688)	(6,234,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33,160	32,458
Amortization	71,823	71,822
Amortization of deferred financing costs	266,326	125,235
Non cash compensation	527,861	1,350,924
Non cash interest expense	888,499	394,179
Changes in assets and liabilities:
Accounts receivable	(175,895)	59,725
Inventory	8,657	(13,544)
Other current assets	1,360	(11,456)
Other assets	-	(107,933)
Accounts payable - trade	(588,897)	713,110
Deferred revenue	(2,000)	39,332
Accrued expenses and other liabilities	815,879	1,026,645
Net cash used in continuing operations	(2,753,915)	(2,553,596)
Net cash used by discontinued operations	-	(1,070,473)
Net cash used in operating activities	(2,753,915)	(3,624,069)

Investing activities:
Investment in Excelsa	-	(3,115)
Increase in related party note receivable	-	(52,320)
Purchases of property and equipment	(5,715)	(68,061)
License agreements		(500,000)
Net cash used in continuing operations	(5,715)	(623,496)
Net cash used by discontinued operations	-	(28,730)
Net cash used in investing activities	(5,715)	(652,226)

Financing activities:
Proceeds from issuance of 8% convertible notes	-	3,000,000
Deferred financing costs related to issuance of 8% convertible notes	-	(439,473)
Payments on 8% convertible notes	-	(136,364)
Proceeds from issuance of 6% convertible notes	2,000,000	-
Deferred financing costs related to issuance of 6% convertible notes	(163,715)	-
Amounts received from Hyundai Syscomm	300,000	-
Costs in connection with registration of stock	-	(5,099)
Advances from strategic partner	959,474	-
Payments made to strategic partner	(233,526)	-
Proceeds from notes payable	-	1,849,585
Repayments of note payable	-	(300,000)
Bank overdraft	(8,223)	-

Net cash provided by continuing operations	2,854,010	3,968,649
Net cash provided by discontinued operations	-	289,407
Net cash provided by financing activities	2,854,010	4,258,056
Change in accumulated other comprehensive income	(88)	(92)
Net increase/(decrease) in cash and cash equivalents	94,292	(18,331)
Cash and cash equivalents at beginning of period	-	112,649
Cash and cash equivalents at end of period	$94,292	$94,318

Noncash Transactions:

Conversion of 4,031 shares Series F stock to 198,470 shares Common stock	$198,470	-
Conversion of 138 shares Series G stock to 2,758,400 shares Common stock	2,758,400	-
Fair Value of Discount on 8% Convertible Note	553,640	1,471,169
Fair Value Discount on 6% Convertible Note	2,000,000	-
Issuance of 1,318,088 shares Common stock in repayment of V Finance Notes	1,186,281	-
Fair Value Agent warrants issued	199,084	233,168
Series G Preferred stock issued in exchange for liabilities	2,758,236	-
Fair Value Discount on Notes payable	249,933	-
Fair Value Modification of agent warrants for deferred financing costs	35,739	-

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”) and Innalogic, LLC (“Innalogic”) (in combination “MSGI” or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-K, as amended, for its fiscal year ended June 30, 2006 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007. Certain reclassifications have been made in the fiscal 2006 financial statements to conform to the fiscal 2007 presentation, including reclassifications for discontinued operations.

Liquidity and Capital Resources:

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company was also in default of its debt service payments of some certain notes payable, but has successfully reached a resolution to this default (See Note 7). The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes and promissory notes for the next twelve months. The Company is in the process of consummating certain strategic transactions that may provide significant capital. The Company has engaged the investment banking firm of HC Wainwright to raise additional capital to fund operations and funding events were successfully closed on December 13, 2006 and April 4, 2007 (See Notes 6 and 16). There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As previously disclosed, as of July 14, 2006, the Company was in default of the payment terms of the Callable 8% Secured Convertible Notes as well as notes payable of $500,000 with the same investors. On December 13, 2006, the Company entered into a letter agreement (the "Letter Agreement") with certain of the investors to amend the notes and warrants previously issued to these investors by the Company, and to waive certain defaults under the notes and warrants (See Note 5). The Company is no longer in technical default of the payment terms of the Callable 8% Secured Convertible Notes, which are due December 13, 2009, under the amended note.

During the nine months ended March 31, 2007, the Company received funding, in the amount of approximately $722,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This certain firm has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the nine months ended March 31, 2007, the Company repaid to the security firm $234,000 of the $537,000 paid on our behalf. This certain firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million as of March 31, 2007. The advances bear interest at a rate of 8% and interest expense was $14,481 and $36,552 for the three and nine months ended March 31, 2007, respectively. There can be no assurances that a strategic transaction with such entity can or will be completed.

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

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above and Note 14), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement. The current number of shares outstanding at May 11, 2007 is 9,458,025, thus reducing the current effective beneficial holdings percentage of Hyundai to approximately 9.1%. The remaining 35,000 share of common stock shall be issued to Hyundai during the three months ended June 30, 2007.

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

The Company has taken a position that all of the transaction described above associated with Hyundai should be “bundled” and viewed together under the concepts of EITF No. 00-21, and in consideration that all of the transactions with Hyundai have not yet been finalized. The Company had recognized a receivable and an equal amount in liability for the initial $500,000 license fee in the quarter ended September 30, 2006. As a result of the issuance of the 865,000 shares of common stock to Hyundai in the quarter ended December 31, 2006, $480,000 of the $500,000 liability (commensurate with the percentage of the shares issued out of the total subscription agreement) associated with the License Agreement has been reclassified from liabilities to additional paid in capital. In addition, the remaining receivable of $200,000 in connection with this transaction has been reflected as a contra-equity account.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006 and as reported on Form 8-K filed on October 31, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred to date.

On May 10, 2007, The Company announced today that it had entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash.

Apro Media (www.aprocctv.com) has been offering innovative high-quality security products and services to global clientele since 1995. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 16 million shares of MSGI common stock.

MSGI was referred to Apro Media by Hyundai Syscomm, an MSGI strategic investor; as part of a general expansion into the Asian security market, however this contract does not constitute revenue under the existing Hyundai Syscomm warrant to acquire common stock of MSGI. The contract requires working capital of at least $5 million due to considerable upfront expenses including a $2.5 million financial contribution by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.  MSGI has already entered into a non-binding Term Sheet with an existing investor to provide the necessary financing and the company expects to reach the definitive agreement stage with this investor in the very near term. There is no assurance that the financing will close, and therefore no assurance that this sub-contracting agreement will become effective. The first Apro Media purchase order is expected to be received by MSGI during the period ended June 30, 2007 and will include monthly deliverables. (See Note 16 “Subsequent Events”) No transactions under this agreement have occurred to date.

Other Transactions:
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the “Investors”) MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock (the “Warrants”) in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the Warrants were subject to stockholder approval (the “Stockholder Approval”), which was obtained at a Special Meeting of the Stockholders on March 6, 2007 (See Note 15). H.C. Wainwright acted as a placement agent for a portion of the offering. The 6% Notes have a maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. A single balloon payment will be due on the 6% Notes on the revised maturity date of December 13, 2009. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the 6% Notes may accelerate if the resale of the shares of common stock underlying the 6% Notes and Warrants are not registered in accordance with the terms of the Registration Rights Agreement (See Note 6), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are exercisable once Stockholder Approval was obtained, which was March 6, 2007, until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The 6% Notes and the Warrant have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Notes, pursuant to a registration rights agreement entered into simultaneously with the transaction (the “Registration Rights Agreement”). The Company has also entered into a Security Agreement (the “Security Agreement”) and an Intellectual Property Security Agreement (the “Intellectual Property Security Agreement”) with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the Notes and Warrants. (See Note 6 for further details.)

On December 20, 2006, MSGI Security Solutions, Inc. filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Convertible Preferred Stock ("Series G Preferred Stock") with a stated value of $20,000 per share. The Company has previously entered into subscription agreements (the "Subscription Agreements") with certain vendors, officers and employees of the Company for the issuance of a total of 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock will automatically convert into common stock of the Company once the holders of a majority of the common stock of the Company approve such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007 (See Note 15). The market price at the close of business on March 6, 2007 was $0.90; therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 will not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities from our balance sheet. $2,116,200 of the conversion of liabilities has occurred during the period ended December 31, 2006. The remaining $642,200 in liabilities were converted in the quarter ended March 31, 2007 and relate to accrued salaries for certain officers of the Company. The Series G Preferred Stock was issued to these certain officers and was simultaneously converted to common stock upon the approval of the stockholders on March 6, 2007. There were no shares of Preferred Stock outstanding at March 31, 2007.

On March 30, 2007, the Company entered into the last of a series of letter agreements (the “Letter Agreements”) with all of the individual investors involved in the February and March 2005 funding transactions and the associated promissory notes to accept as payment in full against the principal and accrued interest of the promissory notes, shares of common stock of the Company. The shares of common stock are to be issued at a value of $0.75 per share. The last of these agreements was executed on March 30, 2007. All investors involved in the promissory notes transaction agreed to receive payment in shares of common stock of the Company. The issuance of the shares of common stock as payment against the promissory notes effectively eliminated approximately $989,000 of debt from the balance sheet of the Company. The payment resulted in the issuance of 1,318,088 shares of common stock of the Company. The common stock was issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Further, per the terms of the Letter Agreements, all liquidated damages incurred from the non-filing and non-timely effectiveness of a registration statement related to the shares of common stock which underlie certain warrants that were issued by the Company to the investors in the Bridge Loan Transaction have been fully accrued as of March 31, 2007 and payment of such to the lenders / investors will be addressed separately. The Company has quantified those amounts as of the quarter ended March 31, 2007 and anticipates stating such calculation to each individual investor during the period ended June 30, 2007, at which point in time each investor can elect to receive those payments in cash based on the extended time frame as discussed in the Letter Agreements, or alternately, receive those amounts in the form of further shares of common stock of the Company.

On April 5, 2007, the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the “Investors”) issued $1,000,000 aggregate principal amount of callable convertible notes (the “Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock (the “Warrants”) in a private placement for an aggregate offering price of $1,000,000. H.C. Wainwright acted as a placement agent for the offering. The Notes have a maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. Payments under the Notes are not due until the maturity date, however the Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are immediately exercisable until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The Notes and the Warrant have anti-dilution protections. (See Note 16 “Subsequent Events”)

2. SUMMARY OF RECENT ACCOUNTING PRONOUNCEMENTS

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

Revenues are reported for the operations of the various subsidiaries of MSGI upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. If all such criteria are not met, the transaction is included in deferred revenues.

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

4. EARNINGS (LOSS) PER SHARE

Weighted average shares outstanding- basic and diluted for the three and nine month periods ending March 31, 2007 and 2006:

	2007		2006
	Three Months	Nine Months	Three Months	Nine Months
Weighted average common shares outstanding - basic	6,093,054	5,159,526	3,854,611	3,839,345
Common stock equivalents for options and warrants	-	-	-	-
Weighted average common shares outstanding- diluted	6,093,054	5,159,526	3,854,611	3,839,345

Stock options and warrants in the amount of 30,113,731 and 2,098,731 shares, preferred stock convertible into 0 and 461,538 shares, 8% convertible notes convertible into 4,251,170 and 609,756 shares and 6% convertible notes convertible into 3,305,785 and 0 shares were not included in the computation of diluted loss per share attributable to common stockholders, as they are anti-dilutive as a result of net losses for the three and nine months ended March 31, 2007 and 2006, respectively.

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

On June 7, 2006, the Company entered into a waiver and amendment agreement which modified certain payment due dates of the notes to provide for a payment of $395,450 due July 14, 2006 for debt service due from April 2006 through July 2006. Such payment was not made on July 14, 2006. In consideration for the waiver agreement, the Company issued 800,000 warrants to the note holders. Such warrants were ascribed a fair value, as computed under the Black-Scholes model, of $2,224,808 which was recognized as additional interest expense in June 2006. Because of the default of the terms of the notes, the remaining amortization of the deferred financing costs of approximately $238,200 and beneficial conversion costs and debt discount of approximately $990,100 were accelerated and fully recognized by June 30, 2006. As of July 14, 2006, the Company was in technical default of the payment terms of the 8% Notes. This default was further waived on December 13, 2006, per the terms below.

On December 13, 2006, the Company entered into an agreement for the issuance of $2,000,000 of 6% callable convertible notes (see Note 6) and also entered into a letter agreement with certain of the 2006 Investors to amend the 8% Notes and warrants as well as the promissory notes (See Note 7) previously issued to these Investors by the Company, and to waive certain defaults under these notes and warrants. The letter agreement also serves to amend the amortization and payment terms of the 8% Notes, amending the payment provisions there under. A single balloon payment will be due on the 8% Notes on the revised maturity date of December 13, 2009. As a result of the amendments to the 8% Notes, these notes will continue to accrue interest through the amended maturity date. In addition, the conversion rate was amended. The amended conversion price of the 8% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share.

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

In December 2006, in connection with the above modifications, the Company re-measured the allocated value of the 8% Notes and the warrants based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and calculated an additional beneficial conversion feature of $496,246 and discount due to the warrant modification of $57,394, for a total discount of $553,640. The fair value of the warrants was determined utilizing the Black-Scholes option-pricing model. The Company will amortize this discount over the remaining term of the 8% Notes through December 2009. Amortization expense related to the discount was approximately $54,000 for the three and nine months ended March 31, 2007. Should the 8% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The December 13, 2006 modification also changed the terms of the 800,000 warrants issued June 7, 2006 related to the agreement amendment at that date as discussed above. Those warrants were modified to an exercise price of $1.00 and an expiration term on the seventh anniversary from date of original issuance. In connection with this modification, the warrant modification was ascribed a fair value, as computed under the Black-Scholes model, of $247,599, which was recognized as additional interest expense in the nine month period ended March 31, 2007.

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

The 6% Notes have single balloon payment of $2,000,000 on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement (the “Registration Rights Agreement”), payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants became exercisable once Stockholder Approval was obtained, on March 6, 2007, and are exercisable through December 2013. The exercise price of the warrants is $1.00 per share

The 6% Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction (the “Registration Rights Agreement”). The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

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

On December 13, 2006, the Company and the holders of the 6% Notes executed an amendment to the original registration rights agreement that changed the terms for required registration from the afore mentioned 90 days from the date of closing to 120 days and changed the terms required for effectiveness of such registration statement from the afore mentioned 150 days from the date of closing to 180 days from the date of closing. The Company expects to file this registration within the quarter ended June 30, 2007 and, further, expects to receive additional amended terms for extension of the registration requirement date and therefore, no liability for a penalty related to late filing is deemed necessary as of March 31, 2007. A single balloon payment will be due on the 6% Notes on the revised maturity date of December 13, 2009.

The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $2 million in proceeds received. Therefore, the total discount was limited to $2 million. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Amortization expense was $194,444 for the three and nine months ended March 31, 2007. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

H.C. Wainwright received a placement fee of $100,000 and will receive 5 year warrants exercisable for 225,000 shares of common stock at an exercise price of $1.00 per share. The agent warrants were valued at $199,084 using the Black-Scholes model and were recorded as part of the financing costs. The aggregate of all the finance charges related to this transaction was $362,799 and such costs have been deferred and are being amortized over the life of the 6% Notes. The amortization expense related to the deferred financing costs for the three and nine months ended March 31 was $30,233 and $40,311, respectively.

7.  OTHER NOTES PAYABLE

Other Notes payable consist of the following as of March 31, 2007:

January 2006 Note Payable	$ 600,000

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

In connection with the waivers and amendments executed for the 8% Callable Convertible notes above, as of June 7, 2006 and December 13, 2006, the same agreements also waived and amended the maturity date of these short-term notes. The December 13, 2006 letter agreement amends the maturity date of the promissory notes to provide for a balloon payment on December 13, 2009. Any and all default provisions under the terms of the original promissory notes were waived and there are no default interest provisions enforced under the terms of the original promissory notes. As such, the notes have been classified to long term debt on the balance sheet as of March 31, 2007.

vFinance note payable
During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 17, 2006 to March 23, 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carry a maturity date of February 28, 2007. The notes were not paid on February 28, 2007, and as a result, the Company was technically in default of the payment terms of the vFinance notes.

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

The vFinance Agreement also contains a registration rights agreement for the warrants which contains penalty clauses if the underlying warrant shares are not registered per the terms of the agreement. The agreement calls for a Registration Filing Date within 180 days from closing date and a Registration Effective Date within 90 days from the Registration Filing Date. The agreement provides for a cash penalty of approximately 1.5% of the value of the notes for each thirty day period that is exceeded. As of March 31, 2007, the Company has a liability recorded of $63,400 to provide for the expected delay in issuing this registration statement.

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

Total financing costs recorded in connection with the Notes were $351,706, including the modification noted above. The deferred financing has been fully amortized during the period ended March 31, 2007. The Company recorded an original discount to the note payable of $612,240, which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note, and subsequent adjustments as noted above, was allocated from the gross proceeds and recorded as additional paid-in capital. The total discount has been amortized to interest expense as a result of the negotiated payment of the notes per the terms below. Interest expense for the three and nine months ended March 31, 2007 in connection with this note discount was approximately $234,000 and $640,000, respectively.

On March 30, 2007, the Company entered into the last of a series of letter agreements (the “Letter Agreements”) with all of the individual investors involved in the Bridge Loan Transaction and the associated promissory notes to accept as payment in full against the principal and accrued interest of the promissory notes, shares of common stock of the Company. The shares of common stock are to be issued at a value of $0.75 per share. The last of these agreements was executed on March 30, 2007. All investors involved in the promissory notes transaction agreed to receive payment in shares of common stock of the Company. The issuance of the shares of common stock as payment against the promissory notes effectively eliminated approximately $989,000 of debt from the balance sheet of the Company. The payment resulted in the issuance of 1,318,088 shares of common stock of the Company.

In addition, the Company recorded additional interest expense of $197,700 as part of the transaction based upon the fair value of the stock issued to settle the debt. The common stock was issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Further, per the terms of the Letter Agreements, the liquidated damages accruing from the non-filing and non-timely effectiveness of a registration statement related to the shares of common stock which underlie certain warrants that were issued by the Company to the investors in the transaction will be addressed separately. The Company has quantified and accrued those amounts as of the quarter ended March 31, 2007 as noted above and anticipates stating such calculation to each individual investor during the period ended June 30, 2007, at which point in time each investor can elect to receive those payments in cash based on the extended time frame as discussed in the Letter Agreements, or alternately, receive those amounts in the form of further shares of common stock of the Company.

Advance from Strategic Partner
During the nine months ended March 31, 2007, the Company received funding, in the amount of approximately $722,000 from Coda Octopus Group, Inc. (“CODA”) as an advance in contemplation of a further strategic transaction between the two parties. This certain firm has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the nine months ended March 31, 2007, the Company repaid to CODA $234,000 of the $537,000 paid on our behalf. CODA is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million as of March 31, 2007. The advances bear interest at a rate of 8% and interest expense was $14,481 and $36,552 for the three and nine months ended March 31, 2007, respectively. There can be no assurances that a strategic transaction with such entity can or will be completed.

On May 16, 2007 the Company issued 850,000 unregistered common shares to Coda Octopus Group, Inc. (CODA) as full and final payment and a release of all financial obligations resulting from advances made by CODA to the Company and/or Innalogic LLC, the Company's subsidiary through the period ended March 31, 2007. (See Note 16 “Subsequent Events”)

During the quarter ended March 31, 2007, the Company earned a $100,000 fee from CODA resulting from a contract referral we provided them.

8. ABANDONED LEASES OBLIGATION

In December 2002, the Company terminated a lease for abandoned property. Under the termination agreement, the Company was obligated to pay $20,000 per month until August 2010, which liability was fully accrued at that point. As of the three month period ended September 30, 2006, the Company had a remaining obligation of $1.1 million on the abandoned property, of which $987,000 was reflected as a liability at that point, based upon the present value. On December 22, 2006, the Company issued shares of Series G Preferred Stock to the landlord and its designee for the $1.0 million which reduced the liability to $100,000 as of the period ended December 31, 2006. On March 6, 2007, the shares of Series G Preferred Stock converted into shares of the Company’s common stock automatically upon the approval of the shareholders (See note 15). The remaining $100,000 balance was paid by the Company in cash during the period ended March 31, 2007. There was no gain or loss recorded on this transaction.

9.  STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

Stock Options
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

The Company accounts for employee stock-based compensation under SFAS 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements at their fair values. The fair value of each stock option is estimated on the date of grant using the Black-Scholes method of valuation. The expense is being recognized in non cash compensation on a straight-line basis over the vesting period of the options, and amounted to $466,862 and $1,350,879 for the nine months ended March 31, 2007 and 2006, respectively. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

There were no stock options granted during the nine months ended March 31, 2007 or 2006. As of March 31, 2007, 550,000 options are outstanding, of which 515,332 options are exercisable. The weighted average exercise price of all outstanding options is $2.39. Aggregate intrinsic value of the options was $0 as of March 31, 2007. As of March 31, 2007, non-vested compensation cost that has not yet been recognized was approximately $55,000, which is expected to be recognized over a weighted average period of approximately one year.

Warrants
On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006 and as reported on Form 8-K filed on October 31, 2006. Such warrants are considered contingent, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. (See Note 14.) As of March 31, 2007, the Company has 29,563,731 warrants outstanding to purchase shares of common stock at prices ranging from $1.00 to $8.25, with a weighted average exercise price of $1.91, of which 5,563,731are currently exercisable. The 24,000,000 warrants issued to Hyundai are not vested as of the period ended March 31, 2007 and, as such, are not exercisable.

During the quarter ended December 31, 2006, the Company adjusted the exercise price of certain previously issued warrants to certain lenders and placement agents. This adjustment was mandated by certain anti-dilution and exercise price protection provisions in the previously issued warrants agreements. See Note 7 for further details and the effect. The Company also adjusted the exercise price of certain warrants in connection with the modification entered into on the 8% Notes and Promissory Notes in December 2006. See Note 5 for further details and the effect.

Common Stock Transactions
During the quarter ended December 31, 2006, the Company issued 865,000 shares of common stock to Hyundai Syscomm Corp. (See Note 14.)

During the quarter ended September 30, 2006, the Company issued 25,000 shares of common stock to an employee, resulting in a non−cash compensation expense of $61,000.

During the nine months ended March 31, 2007, the Company issued 2,758,400 and 1,318,088 shares of common stock from the conversion of Series G preferred stock and promissory notes, respectively

During the nine months ended March 31, 2007, 4,031 shares of Series F Preferred Stock was converted to 198,470 shares of common stock

10. PREFERRED STOCK

In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock was convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company did not file such registration statement within 180 days, the Company would have to issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company issued an additional 468.8 Series F Preferred Stock, which was convertible into approximately 23,079 shares of common stock. The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. During the year ended June 30, 2006, approximately 5,813 shares of Series F preferred stock were converted into common stock. During the nine months ended March 31, 2007, 4,031 shares of Series F Preferred Stock was converted to 198,470 shares of common stock. As of December 31, 2006, all of the outstanding shares of Series F Preferred Stock have been converted into shares of common stock however the Company had $305,024 of undeclared but accumulated dividends at March 31, 2007.

On December 20, 2006, MSGI filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Preferred Stock with a stated value of $20,000 per share. The Company had previously entered into Subscription Agreements with certain vendors, officers and employees of the Company for the issuance of a total of approximately 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock automatically converted into common stock of the Company once the holders of a majority of the common stock of the Company approved such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007 (See Note 15).

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

There are no outstanding shares of any series of preferred stock as of the period ended March 31, 2007.

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

The loss from discontinued operations of AONet for the three and nine months ended March 31, 2006 which have been included in loss from discontinued operations for the periods ended March 31, 2006 is as follows:

	Three Months	Nine Months
Revenues	$399,586	$1,806,255
Costs of revenues	575,370	1,712,278
Gross profit	(175,784)	93,977
Operating costs and expenses	381,313	1,228,202
Other expenses	36,173	166,180
Loss before taxes	(593,270)	(1,300,405)
Provision for taxes	4,811	27,548
Net loss from discontinued operations	$(598,081)	$(1,327,953)

12. INVESTMENTS

MSGI owns approximately 19.5% of the issued and outstanding shares of common stock of Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy. As the Company has less then 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this investment is accounted for under the cost method. The Company wrote-down the carrying value of the investment at June 30, 2006 to $1,650,000 based upon its estimate of the fair value of its stock interest in Excelsa S.p.A. The Company examined the investment for the three months ended March 31, 2007 and has determined that there is no further impairment required at this time.The Company will reexamine the investment at the year end June 30, 2007 to determine if any further impairment of the investment value is warranted. During the nine months ended March 31, 2006, MSGI sold approximately $51,000 of product to Excelsa at normal selling terms.

13. INTANGIBLE ASSETS

The gross carrying amount and accumulated amortization of the Company's intangible assets as of March 31, 2007 is as follows:

	March 31, 2007
	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets
Unpatented technology	$287,288	$250,734

Amortization expense recorded for the three and nine months ended March 31, 2007 was $23,941 and $71,823, respectively. The estimated remaining amortization expense is as follows:

Fiscal Year	Amount
2007 (remaining 6 months)	$23,940
2008	12,614

14. AGREEMENTS WITH HYUNDAI SYSCOMM CORP.

On September 11, 2006, the Company entered into a License Agreement with Hyundai Syscomm Corp (“Hyundai”) whereby, in consideration of a one-time $500,000 fee ($300,000 of which was been subsequently collected, with the balances expected to be paid during the quarter ended June 30, 2007), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world-wide either under its existing name or any name that the Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement carries certain Intellectual Property Rights which state that Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and provides that Hyundai acknowledges that the Intellectual Property Rights of any developments of the technology that are undertaken by MSGI rest and will remain with the Company.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006, as discussed above, and execution of a certain pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement. The current number of shares outstanding as of March 9, 2007 is 8,039,937, thus reducing the current effective beneficial holdings percentage of Hyundai to approximately 10.8%. The remaining 35,000 share of common stock shall be issued to Hyundai during the three months ended June 30, 2007.

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

The Company has taken a position that all of the transaction described above associated with Hyundai should be “bundled” and viewed together under the concepts of EITF No. 00-21, and in consideration that all of the transactions with Hyundai have not yet been finalized. The Company had recognized a receivable and an equal amount in liability for the initial $500,000 license fee in the quarter ended September 30, 2006. As a result of the issuance of the 865,000 shares of common stock to Hyundai in the quarter ended December 31, 2006, $480,000 of the $500,000 liability (commensurate with the percentage of the shares issued out of the total subscription agreement) associated with the License Agreement has been reclassified from liabilities to additional paid in capital. In addition, the remaining receivable of $200,000 in connection with this transaction has been reflected as a contra-equity account.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006 and as reported on Form 8-K filed on October 31, 2006. Such warrants are considered contingent, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007.

On May 10, 2007, The Company announced today that it had entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor.

Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. Apro Media (www.aprocctv.com) has been offering innovative high-quality security products and services to global clientele since 1995. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 16 million shares of MSGI common stock.  MSGI was referred to Apro Media by Hyundai Syscomm, an MSGI strategic investor; as part of a general expansion into the Asian security market, however this contract does not constitute revenue under the existing Hyundai Syscomm warrant to acquire common stock of MSGI. The contract requires working capital of at least $5 million due to considerable upfront expenses including a $2.5 million financial contribution by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.  MSGI has already entered into a non-binding Term Sheet with an existing investor to provide the necessary financing and the company expects to reach the definitive agreement stage with this investor in the very near term. There is no assurance that the financing will close, and therefore no assurance that this sub-contracting agreement will become effective. The first Apro Media purchase order is expected to be received by MSGI during the period ended June 30, 2007 and will include monthly deliverables. (See Note 16 “Subsequent Events”) No transactions under this agreement have occurred to date

15. SPECIAL MEETING OF THE STOCKHOLDERS

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

Proposal number 1 - 4 passed. Proposal number 5 did not pass.

16. SUBSEQUENT EVENTS

On April 5, 2007, the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the “Investors”) issued $1,000,000 aggregate principal amount of callable convertible notes (the “Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock (the “Warrants”) in a private placement for an aggregate offering price of $1,000,000. H.C. Wainwright acted as a placement agent for the offering. The Notes have a balloon payment of $1,000,000 due at the maturity date of April 5, 2010, and will accrue interest at a rate of 6% per annum. Payments under the Notes are not due until the maturity date, however the Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are immediately exercisable until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The Notes and the Warrant have anti-dilution protections.

On May 10, 2007, The Company announced today that it had entered into an exclusive sub-contract and distribution agreement with Apro Media Corp (“Apro”) for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock or warrants and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro would eventually acquire approximately16 million shares of MSGI common stock. On May 10, 2007, The Company announced today that it had entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor.

Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. Apro Media (www.aprocctv.com) has been offering innovative high-quality security products and services to global clientele since 1995. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately16 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai Syscomm, an MSGI strategic investor; as part of a general expansion into the Asian security market, however this contract does not constitute revenue under the existing Hyundai Syscomm warrant to acquire common stock of MSGI. The contract requires working capital of at least $5 million due to considerable upfront expenses including a $2.5 million financial contribution by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.  MSGI has already entered into a non-binding Term Sheet with an existing investor to provide the necessary financing and the company expects to reach the definitive agreement stage with this investor in the very near term. There is no assurance that the financing will close, and therefore no assurance that this sub-contracting agreement will become effective. The first Apro Media purchase order is expected to be received by MSGI during the period ended June 30, 2007 and will include monthly deliverables. No transactions have occurred to date under this agreement.

On May 16, 2007 the Company issued 850,000 unregistered common shares to Coda Octopus Group, Inc. (CODA) as full and final payment and a release of all financial obligations resulting from advances made by CODA to the Company and/or Innalogic LLC, the Company's subsidiary through the period ended March 30, 2007. As previously disclosed by the Company, the Company received funding from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This certain firm also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses. CODA is also in the security technology business and it is believed that a strategic relationship with CODA would yield a stronger competitive offering to potential customers.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine month periods ended March 31, 2007 and 2006. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-QSB and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K, as amended, for the year ended June 30, 2006.

The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:
The Company accounts for revenue recognition in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 ("SAB 104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements.

Revenues will be reported upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. If all such criteria are not met, the transaction is included in deferred revenues.

FDA recognized no revenues during the periods ended March 31, 2007 and 2006.

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

As of July 14, 2006, the Company was in technical default of the payment terms of the Callable 8% Secured Convertible Notes as well as notes payable with the same investors of $500,000. On December 13, 2006, the Company entered into a letter agreement (the "Letter Agreement") with the investors to amend the notes and warrants previously issued to these investors by the Company, and to waive certain defaults under the notes and warrants. A balloon payment will be due on the 8% Notes as of the revised maturity date of December 13, 2009 (See Note 5). The Company is no longer in technical default of the payment terms of the 8% Notes.

During the nine months ended March 31, 2007, the Company received funding, in the amount of approximately $722,000 from a certain New York based homeland security firm as an advance in contemplation of a further strategic transaction between the two parties. This certain firm has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the nine months ended March 31, 2007, the Company repaid to the security firm $234,000 of the $537,000 paid on our behalf. This certain firm is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million as of March 31, 2007. The advances bear interest at a rate of 8% and interest expense was $14,481 and $36,552 for the three and nine months ended March 31, 2007, respectively. There can be no assurances that a strategic transaction with such entity can or will be completed.

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

On February 7, 2007, the Company issued to Hyundai a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1.0 million in revenue realized by the Company. Such warrants are considered contingent, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. The revenue is subject to the Sub-Contracting Agreement between Hyundai and the Company dated October 25, 2006 and as reported on Form 8-K filed on October 31, 2006. Additionally such shares cannot be issued or vested until the majority of the stockholders in the Company approve an increase to the number of authorized capital equity shares for the Company and the resulting Amendment to the Articles of Incorporation. Such approval was obtained at the Special Meeting of the Shareholders on March 6, 2007. (See Note 15)

On April 5, 2007, the Company pursuant to a Securities Purchase Agreement between the Company and several institutional investors (the “Investors”) issued $1,000,000 aggregate principal amount of callable convertible notes (the “Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock (the “Warrants”) in a private placement for an aggregate offering price of $1,000,000. H.C. Wainwright acted as a placement agent for the offering. The Notes have a balloon payment of $1,000,000 due at the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. Payments under the Notes are not due until the maturity date, however the Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Notes is 75% of the average of the lowest three closing prices of the Company's common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The Warrants are immediately exercisable until seven years from the date of issuance. The exercise price of the Warrants is $1.00 per share. The Notes and the Warrant have anti-dilution protections. (See Note 16 “Subsequent Events”)

On May 10, 2007, The Company announced today that it had entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. Apro Media (www.aprocctv.com) has been offering innovative high-quality security products and services to global clientele since 1995. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 16 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai Syscomm, an MSGI strategic investor; as part of a general expansion into the Asian security market, however this contract does not constitute revenue under the existing Hyundai Syscomm warrant to acquire common stock of MSGI. The contract requires working capital of at least $5 million due to considerable upfront expenses including a $2.5 million financial contribution by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.  MSGI has already entered into a non-binding Term Sheet with an existing investor to provide the necessary financing and the company expects to reach the definitive agreement stage with this investor in the very near term. There is no assurance that the financing will close, and therefore no assurance that this sub-contracting agreement will become effective. The first Apro Media purchase order is expected to be received by MSGI during the period ended June 30, 2007 and will include monthly deliverables. (See Note 16 “Subsequent Events”)

Results of Operations for the Three Months Ended March 31, 2007, Compared to the Three Months Ended March 31, 2006.

Revenues in the amount of approximately $100,000 were reported for the three months ended March 31, 2007 (the “Current Period”) as compared to no revenues during the three months ended March 31, 2006 (the “Prior Period”). The increase in revenue is the result of a referral fee that was received from a strategic partner for business referrals provided to said strategic partner by MSGI. There may be additional revenues of this nature generated by such referrals in the future, as we continue to develop our relationship. There were no revenue from the sale of products or completion of solutions during either three-month period.

Salaries and benefits of approximately $0.3 million in the Current Period decreased by approximately $0.5 million or 62% from salaries and benefits of approximately $0.8 million in the Prior Period. The decrease is primarily attributable to the reduction in corporate management personnel responsible for supporting the Company’s former European operations.

Non cash compensation expenses of approximately $0.1 million in the Current Period decreased by approximately $0.3 million, or 66%, from similar expenses of approximately $0.4 million in the Prior Period. The decrease in expenses realized in the Current Period is attributable to the timing of expense from SFAS 123R due to the vesting of options previously granted (none have been granted in fiscal 2005 or 2006) becoming fully vested in the previous period.

Selling, general and administrative expenses of approximately $0.7 million in the Current Period decreased by approximately $0.2 million or 19% from comparable expenses of approximately $0.9 million in the Prior Period. The decrease is due primarily to decreases in operating expenses as a result of reduced headcount and related operating costs such as travel and entertainment, office rent, supplies, telephone costs and other various office related expenses associated with the change in strategic direction. During the current period, a gain of approximately $.01 million was realized in various office expenses, travel expenses and business entertainment expenses as a result of a successful negotiation of settlement with a credit card company and its related agents. Credit Cards previously held by former employees on corporate accounts have all been closed and final payment settlements were negotiated.

Depreciation and amortization expenses of approximately $35,000 were realized in the Current Period and were in line with the similar costs realized during the Prior Period.

There was no interest income in the Current Period, which represents a decrease of approximately $18,000 from comparable interest income in the Prior Period. The decrease is the result of reduced available cash and note receivable balances during the Current Period as compared to the Prior Period.

Interest expenses of approximately $0.9 million in the Current Period increased by approximately $0.4 million over interest expenses of $0.5 million in the Prior Period. This increase is primarily the result larger debt balances as a results of funds we have recently raised, as well as adjustments to non cash interest expenses related to the accretion of the discount on certain notes, as well as adjustments to non cash interest related to the fair market value of warrants issued to the lenders of said notes, which resulted from revisions to the exercise price of the warrants and the revision of conversion rates related to the notes. The increase is also attributable to the amortization of the deferred financing costs related to these financings

The net provision for income taxes of approximately $11,000 in the Current Period was in line with the similar costs realized during the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, a loss from continuing operations of approximately $2.0 million was reported in the Current Period. This loss was approximately $0.6 million less than reported in the Prior Period.

The loss from discontinued operations of $598,081 in the Prior Period was the result the operating losses realized by the discontinued operations of AONet International Srl. There are no such losses from discontinued operations to report in the Current Period as we exited that activity as of April 1, 2006.

As a result of the above, net loss of approximately $2.0 million in the Current Period decreased by approximately $1.2 million from comparable net loss of approximately $3.2 million in the Prior Period.

In the Current Period the Company recognized no undeclared dividends on preferred stock. The Company recognized such undeclared dividends on preferred stock of $49,069 in the Prior Period. This pertained to the issuance of the Company's Series F Convertible Preferred Stock. The Company was required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. As of March 31, 2007, all of the Series F Convertible Preferred Stock has been converted into common stock.

As a result of the above, net loss attributable to common stockholders of approximately $2.0 million in the Current Period decreased by approximately $1.3 million from comparable net loss of approximately $3.2 million in the Prior Period.

Results of Operations for the Nine Months Ended March 31, 2007, Compared to the Nine Months Ended March 31, 2006.

Revenues in the amount of approximately $178,000 were reported for the nine months ended March 31, 2007 (the “Current Period”) as compared to revenues of approximately $127,000 during the nine months ended March 31, 2006 (the “Prior Period”). The increase in revenue is the result of business fluctuations due to the timing of when orders are received and shipped and installation or the equipment and software completed or services are provided. Of the approximately $178,000 in revenues reported in the Current Period, approximately $43,000 was from one client, $100,000 was from a referral fee paid by a stragic partner and the remaining revenue from other clients. Of the approximately $127,000 in revenues reported in the Prior Period, approximately $51,000 resulted from a sale to a related party, Excelsa.

There were costs of goods sold of approximately $50,000 reported in the Current Period compared to costs of goods sold of approximately $38,000 in the Prior Period. The gross profit on product sales is dependent on the types of systems required, and can vary from period to period.

Salaries and benefits of approximately $0.9 million in the Current Period decreased by approximately $0.8 million or 47% from salaries and benefits of approximately $1.7 million in the Prior Period. The decrease is primarily attributable to the reduction in corporate management personnel responsible for supporting the Company’s former European operations.

Non cash compensation expenses of approximately $0.5 million in the Current Period decreased by approximately $0.8 million, or 61%, from similar expenses of approximately $1.4 million in the Prior Period. Substantially all of the non-cash compensation expense results from the charges recorded for options issued in previous periods,which vested during the current period. The decrease in expenses realized in the Current Period is attributable to the timing of expense from SFAS 123R due to the vesting of options previously granted becoming fully vested in the previous period.

Selling, general and administrative expenses of approximately $1.7 million in the Current Period decreased by approximately $0.6 million or 28% from comparable expenses of $2.3 million in the Prior Period. The decrease is due primarily to decreases in operating expenses as a result of reduced headcount and related operating costs such as travel and entertainment, office rent, supplies, telephone costs and other various office related expenses, associated with the change in strategic direction. During the current period, a gain of approximately $.01 million was realized in various office expenses, travel expenses and business entertainment expenses as a result of a successful negotiation of settlement with American Express Corporation and its related agents. Credit Cards previously held by former employees on corporate accounts have all been closed and final payment settlements were negotiated.

Depreciation and amortization expenses of approximately $105,000 were realized in the Current Period and were in line with the similar costs realized during the Prior Period.

Interest income of approximately $1,000 in the Current Period decreased by approximately $53,000 from comparable interest income of approximately $54,000 in the Prior Period. The decrease is the result of reduced available cash and note receivable balances during the Current Period as compared to the Prior Period.

Interest expense of approximately $1.5 million in the Current Period increased by approximately $0.6 million, or 66%, over interest expense of $0.9 million in the Prior Period. This increase is primarily the result of increased debt balances as a result of recent fund raisings as well as adjustments to non cash interest expenses related to the accretion of the discount on certain notes, as well as adjustments to non cash interest related to the fair market value of warrants issued to the lenders of said notes, which resulted from revisions to the exercise price of the warrants and the revision of conversion rates related to the notes.

The net provision for income taxes of $20,000 in the Current Period was in line with the similar costs realized during the Prior Period. The Company records provisions for state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations of approximately $4.6 million in the Current Period decreased by approximately $1.6 million, or 26%, from comparable loss from continuing operations of $6.2 million in the Prior Period.

The loss from discontinued operations of approximately $1.3 million in the Prior Period was the result the operating losses realized by the discontinued operations of AONet International Srl. There are no such losses from discontinued operations to report in the Current Period as we exited that activity as of April 1, 2006.

As a result of the above, net loss of approximately $4.6 million in the Current Period decreased by approximately $3.0 million, or 39%, from comparable net loss of approximately $7.6 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of $15,169. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. The Company recognized such undeclared dividends on preferred stock of $141,896 in the Prior Period. As of March 31, 2007, all of the Series F Convertible Preferred Stock has been converted into common stock.

As a result of the above, net loss attributable to common stockholders of approximately $4.6 million in the Current Period decreased by approximately $3.1 million, or 40%, from comparable net loss of approximately $7.7 million in the Prior Period.

Capital Resources and Liquidity

The Company currently does not maintain any off-balance sheet arrangements.

Our contractual obligations are summarized in the table below:

	Payments Due
	(In thousands)
		Less than	1 - 3	4 - 5	More Than
Contractual Obligations	Total	1 year	years	years	5 years

8% Convertible Notes	2,572		2,572
6% Convertible Notes	2,000		2,000
Other notes	600		600
Advances from strategic partner	1,026	1,026

Debt:
The Company does not have any credit facilities as of March 31, 2007. The Company carries debt related to certain notes payable as described in Notes 5, 6 and 7 above.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity transactions and the issuance of debt. At March 31, 2007, the Company had $94,292 in cash and cash equivalents and a working capital deficit of approximately $4.9 million.

The Company recognized a net loss of approximately $4.6 million in the Current Period. Cash used in operating activities was approximately $2.8 million. Cash used in operating activities principally resulted from our operating loss, as well as from decreases in accounts payable and increases in accounts receivable and inventory, offset by increases in accrued liabilities.

In the Current Period, the Company used approximately $6,000 in investing activities. This was the result of the purchased of new computer equipment. In the Prior Period, approximately $652,000 of cash was used in investing activities, primarily the result of an increase in a related party note receivable, purchases of fixed assets and an increase in fees associated with a certain license agreement.

In the Current Period, net cash of approximately $3.2 million was provided by financing activities. Net cash provided by financing activities consisted primarily of net proceeds received the issuance of the 6% convertible notes, cash advances from a strategic partner and funds received from Hyundai Syscomm. In the Prior Period net cash of $4.3 million was provided by financing activities which consisted primarily the issuance of 8% callable convertible notes receivable of approximately $2.7 million and proceeds from promissory notes of approximately $1.8 million.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of the various 6% notes and advances from a strategic partner (see Notes 6 and 7.) In addition, the Company’s subsidiary, Innalogic, is expected to begin to earn additional revenues in the upcoming quarters. The Company also looks forward to revenue generation as a result of its new sub-contracting relationship with Hyundai (see Note 14) and through the subcontracting agreement with Apro (see note 16 “Subsequent Events”), although there can be no assurances of successful consummation of revenue producing activities.  The Company believes that current funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. A future funding event may be required in order to meet the obligations for the next twelve months.

Off-Balance Sheet Arrangements:

The Company currently does not maintain any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of March 31, 2007 were not sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except that our strategic partner co-managed the operations of our Innalogic subsidiary and paid their expenses during the current quarter. We did not have adequate controls to monitor their activities and gather the requisite financial information and supporting documents in the current period. This arrangement is expected to be short-term in nature; therefore we are not expecting to have to build an internal control structure around this activity.

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

MSGI SECURITY SOLUTIONS, INC. (Registrant)

Date: May 21, 2007	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)