Form 10KSB
period 2007-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2007-10-15
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒ No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

The issuer’s revenues for its most recent fiscal year were: $177,895.

As of September 28, 2007, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,565,198.

As of September 28, 2007, there were 11,565,557 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Documents incorporated by reference: Portions of the Company's definitive proxy statement expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 have been incorporated by reference into Part III of this report.

TABLE OF CONTENTS

Part I

Item 1. Business	Page 3 - 15
Item 2. Properties	Page 16
Item 3. Legal Proceedings	Page 16
Item 4. Submission of Matters to a Vote of Security Holders	Page 16

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases	Page 17
Item 6. Management’s Discussion and Analysis or Plan of Operations	Page 17 - 29
Item 7. Financial Statements	Page 30 - 58
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	Page 59 - 61
Item 8A Controls and Procedures	Page 59
Item 8T Controls and Procedures	Page 61
Item 8B Other Infomration	Page 61

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act	Page 62
Item 10. Executive Compensation	Page 62
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 62
Item 12. Certain Relationships and Related Transactions	Page 62
Item 13. Exhibits	Page 62 - 63
Item 14. Principal Accountant Fees and Services	Page 64

PART I

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-KSB discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, homeland security and other industry trends, demographic changes, competition; the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology, telecommunication and postal costs.

Item 1. Business

General

MSGI Security Solutions, Inc. is a provider of proprietary security solutions to commercial and government organizations. MSGI is developing a combination of innovative emerging businesses that leverage information and technology with a focus on encryption technologies for actionable surveillance and intelligence monitoring. The Company is headquartered in New York City where it serves the needs of counter-terrorism, public safety, and law enforcement in the United States, Europe, the Middle East and Asia.

The Company’s Strategy

MSGI acquires controlling interests in early-stage, early growth technology and software development businesses. These emerging firms are led by entrepreneurs and management teams that have “bleeding edge” products, but lack the infrastructure, business relationships and financing that MSGI can offer. The Company will typically seek to acquire a 51% controlling interest in the target company for a combination of cash and securities. The cash component is not paid to the founding principals; but rather must be reinvested in the company on a monthly basis by our corporate finance staff.

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

The Company also seeks business and growth opportunities through strategic relationships and sub-contract relationships where its experience and expertise in coordinating and implementing security technologies may be employed.

At the current time, the MSGI strategy is focused on proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance and intelligence monitoring in the United States, Europe, the Middle East and Asia. The Company has established a relationship with Hyundai Systems, Inc. and Apro Media, Inc. (see later discussion) in which the Company aggregates and configures security systems.

Background

The Company was originally incorporated in Nevada in 1919.

The Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. The following acquisitions and dispositions occurred during the past three years:

Date	Name of Company Acquired	Service Performed
April 2004
	Acquired 51% of Future Developments America, Inc.	Provider of technology-based products and services specializing in application-specific and custom-tailored restricted-access intelligence products, systems and proprietary solutions .

August 2004	Acquired 51% of Innalogic, LLC	Designs and deploys content-rich software products for a wide range of wireless mobile devices.

December 2004	First investment in Excelsa S.p.A.	Provider of Video Control systems and services for security both for the civilian and military markets.

January 2005	Second investment in Excelsa S.p.A.

May 2005	Renegotiation of second investment in Excelsa S.p.A.

June 2005	Acquired 51% interest in AONet International S.r.L.	Provider of application hosting, data redundancy and disaster recovery services

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

August 2005	Acquired additional equity in Innalogic, LLC bringing total ownership stake to 76%

April 1, 2006	Forfeited 51% interest in AONet International S.r.L. as a result of default of provision of the purchase agreement. Results were reclassified to a discontinued operation.

January 2007	Excelsa S.p.A. filed for bankruptcy. The investment was fully impaired.

April 1, 2007
Entered into a license agreement with CODA Octopus, Inc. (“CODA”) where by MSGI will receive a royalty on sales of products by CODA using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operational responsibilities of the Innalogic technologies.

Capital Stock and Certain Recent Financing Transactions

Notes payable at June 30, 2007 and 2006 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2007, net of discount	Carrying Amount at June 30, 2006, net of discount
Notes Payable	Demand	$500,000	N/A	$600,000	$600,000
Notes Payable	Various	Various	Various	-	842,427
8% Notes	Dec. 13, 2009	3,000,000	8%	1,427,411	2,574,597
6% Notes	Dec. 13, 2009	2,000,000	6%	361,111	-
6% April Notes	April 4, 2010	1,000,000	6%	83,334	-
8% Debentures	May 21, 2010	5,000,000	8%	185,185	-
Advances from strategic partner (CODA)	N/A	varies	8%	-	300,000

See description of the accounting implication of certain features of these notes in the notes to the consolidated financial statements.

8% Notes

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

On December 13, 2006, the Company entered into an agreement for the issuance of $2,000,000 of 6% callable convertible notes (see below) and also entered into a letter agreement with certain of the Investors to amend the 8% Notes and warrants as well as the promissory notes (See below) previously issued to these Investors by the Company, and to waive certain defaults under these notes and warrants. The letter agreement also serves to amend the amortization and payment terms of the 8% Notes. A single balloon payment will be due on the 8% Notes on the revised maturity date of December 13, 2009. As a result of the amendments to the 8% Notes, these notes will continue to accrue interest through the amended maturity date. In addition, the conversion rate was amended. The amended conversion price of the 8% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. In connection with the issuance of the 8% Notes, the Company also issued five-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, at an original exercise price of $7.50 per share, which are exercisable at any time. The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable between the period January 12, 2006 and January 11, 2009. In connection with the December 13, 2006 letter agreement, the terms of the warrants issued to the note holders were modified to change the exercise price to $1.00 per share and to extend the term of the warrants to expire on the seventh anniversary of the original issuance date.

Other Notes Payable

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. This amount has been paid in full through the issuance to the lender of Series G Convertible Preferred Stock in December 2006 and the subsequent conversion of such preferred stock into shares of common stock.

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes. These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable, and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. At June 30, 2007 and 2006 the balance due is $600,000.

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

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 2006 to March 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%), which is due and payable upon maturity. The notes carried a maturity date of February 28, 2007. In addition, warrants for the purchase of up to 585,062 shares of the Company’s common stock were issued to the individual lenders. The warrants carry an original exercise price of $6.50 and a term of 5 years. The warrants also contain a reprice feature and the exercise price was modified to $1.00. The warrants may be exercised 65 days after the date of issuance. Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. Other closing fees and finders fees of $66,090 were also paid. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company’s common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance. These notes were satisfied through the issuance of common stock during fiscal 2007, however the warrants remain outstanding.

6% Notes

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors , MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the warrants were subject to stockholder approval , which the Company received on March 6, 2007. H.C. Wainwright acted as a placement agent for a portion ($1,000,000) of the offering. The 6% Notes have single balloon payment of $2,000,000 on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement , payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants became exercisable once Stockholder Approval was obtained, on March 6, 2007, and are exercisable through December 2013. The exercise price of the warrants is $1.00 per share. The 6% Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction (the “Registration Rights Agreement”). The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants. The registration rights agreement, as amended on December 13, 2006, provides for a registration filing 120 days from the date of closing and a registration effective date within 180 from the date of closing. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty-day period that is exceeded. This provision has been waived by the investors through June 30, 2007.

H.C. Wainwright received a placement fee of $100,000 and will receive 5 year warrants exercisable for 225,000 shares of common stock at an exercise price of $1.00 per share.

6% April Notes

On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors , MSGI issued $1,000,000 aggregate principal amount of callable convertible notes (the “6% April Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1,000,000. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years. The 6% April Notes have single balloon payment of $1,000,000 on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% April Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under these notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The 6% April Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% April Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% April Notes and warrants. The 6% April Notes and Warrants also carry registration rights which contain penalty clauses if the underlying shares are not registered per the terms of the agreement. The agreement calls for a registration filing 90 days from closing date and a registration effective date within 150 days from the date of closing of the funding transaction. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty-day period that is exceeded. This provision in the agreement has been waived by the investors through June 30, 2007.

8% Debentures

On May 21, 2007, MSGI Security Solutions, Inc. pursuant to a Securities Purchase Agreement between the Company and several institutional investors issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the “8% Debentures”) and stock purchase warrants exercisable over a five year period for 1,785,713 shares of common stock in a private placement. H.C. Wainwright acted as a placement agent for the offering. The 8% Debentures have a maturity date of May 21, 2010 and will accrue interest at a rate of 8% per annum. Payments of principal under the Debentures are not due until the maturity date and interest is deferred until the maturity date, however the Investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Debentures is $1.40 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 3,571,428 shares. The exercise price of the Warrants is $2.00 per share. The 8% Debentures and the Warrants have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Debentures and Warrants, pursuant to a registration rights agreement entered into simultaneously with the transaction . The Company has also entered into a Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 8% Debentures and Warrants. H.C. Wainwright received a placement fee of $400,000 and 5 year warrants exercisable for 357,142 shares of common stock at an exercise price of $2.00 per share.

Advances from strategic partner - CODA

During the year ended June 30, 2007, the Company received funding, in the amount of approximately $722,000 from CODA Octopus Group, Inc. (“CODA”) as an advance in  contemplation of a further strategic transaction between the two parties. CODA has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the year ended June 30, 2007, the Company repaid CODA $234,000 of the $537,000 paid on our behalf. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million. The advances bore interest at a rate of 8% and interest expense was $36,552 for the year ended June 30, 2007. On April 1, 2007 the Company, through its majority-owned subsidiary Innalogic, LLC entered into a non-exclusive License Agreement with CODA. This agreement allows for CODA to market the Innalogic, LLC “SafetyWatch” technology to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of the Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers. On May 16, 2007 the Company issued 850,000 unregistered common shares to CODA Octopus Group, Inc. as full and final payment and a release of all financial obligations resulting from advances made by CODA to the Company and/or Innalogic LLC, the Company's subsidiary through the period ended June 30, 2007. CODA assumed certain development and operational activities of Innalogic in connection with this transaction.

Liquidity

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company was also in default of its debt service payments or other provisions of the debt agreements of some of its notes payable, but has successfully reached a resolution to these defaults. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai and Apro (see discussion below). The Company is in the process of consummating certain strategic transactions that may provide significant capital. The Company has engaged the investment banking firm of HC Wainwright to raise additional capital to fund operations and funding events were successfully closed on December 13, 2006, April 4, 2007 and May 21, 2007. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

A RAND Corporation survey of law enforcement agencies in the United States in 2000 found a significant proportion of the respondents lacked even the most basic surveillance technologies. Approximately 59% of local departments and 33% of state police departments did not use fixed-site video surveillance, while only 3% of local departments and 7% of state departments reported widespread use of this technology. Some of the larger cities, such as New York City and Baltimore, have quite comprehensive fixed video surveillance in highly trafficked public areas, such as Times Square and Central Park. Almost 70% of local departments and 27% of state police departments did not use any sort of mobile video surveillance cameras, which would be used in a stakeout, hostage or other field incident. The primary reason cited for not acquiring this equipment was cost. Law enforcement agencies are widely expected to improve the quality of their surveillance data collection and dissemination technologies over the coming years. Even before the 2001 attacks, a 1998 study by the Rocky Mountain Region of the National Law Enforcement and Corrections Technology Center estimated that the use of digital communications systems would nearly double, rising to 25% of all police departments in the country by the end of calendar year 2007.

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

Services Offered by MSGI’s Operating Subsidiaries

Relationship with Hyundai Syscomm Corp. :

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee (of which $300,000 was received in October 2006 and the remaining 200,000 was received in June 2007), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world wide either under its existing name or any name that Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement carries certain intellectual property rights which state that (i) Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, (ii) warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and (iii) provides that Hyundai acknowledges that the intellectual property rights of any developments of the technology that are undertaken by MSGI rest and will remain owned by the Company.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement.

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

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred to date.

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (“Apro” or “Apro Media”) for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI. The contract requires working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.   On May 21, 2007, MSGI acquired the funding necessary for the execution of the contract, shortly thereafter, made the required payment of $2.5 million to Apro. However, we received our first order through Apro during the three months period ended June 30, 2007 and the first shipment of product under this arrangement occurred approximately September 30, 2007.

Innalogic, LLC:

Innalogic LLC (“Innalogic”) is a wireless software product development firm that works with clients - such as the U.S. Department of Homeland Security - to custom-design technology products that meet specific user, functional and situational requirements.

Innalogic has a recognized core competency in an area of increasingly vital importance to security, delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public safety and security applications over wireless or wired networks.

On April 1, 2007 the Company entered into a non-exclusive License Agreement with the CODA Octopus Group, Inc., through its majority owned subsidiary, Innalogic, LLC. This agreement allows for CODA to market the Innalogic, LLC “SafetyWatch” technology (the “Technology”) to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of he Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers. CODA has assumed certain development and operational activities of Innalogic.

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

The underlying technology for ECS - SafePassage applies to a wide range of functional scenarios.
Scenarios include:

•	Wired or Wireless Video Camera Network

•	Sensor Network

•	Intelligent Appliances

•	Building Automation and Control

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

Future Developments America, Inc. (“FDA”):

As a result of our July 1, 2005 amendment to our agreements with the founder’s of FDA, the technology and intellectual property being developed was transferred to a company (“FDL”) controlled by the founders of FDA and we, through our subsidiary FDA, are a non-exclusive licensee in the United States of certain products developed by FDL and of other products developed by outside organizations. We also are entitled to receive royalties on sales of certain products by FDL. Some of FDL’s product offerings to be marketed are in the development stage at June 30, 2007, and we have not yet generated any revenue with respect to those products.

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

Competition

There are several companies now deploying wireless video technologies and covert surveillance tools. Only a handful, however, are doing so with wireless product offerings aimed exclusively at the homeland security and public safety markets. It is difficult to identify direct competitors of the Company in terms of the Company’s core competencies and basic market positioning. The competitors that come closest to mirroring the Company’s business model are Gans & Pugh Associates, Inc., a developer of wireless systems that employ traditional radio frequency technologies; Verint Systems, Inc., a provider of analytic software-based solutions for video security which competes against the Company in one of its service areas - assessing network-based security relative to Internet and data transmissions from multiple communications networks; and Vistascape, a provider of a security data management solution that integrates the monitoring and management of security hardware and software products. The Company believes its combination of product development, proprietary Open Media Delivery Platform rich-media delivery system, advanced encryption technologies, and focus on the homeland security and public safety markets are significant competitive advantages.

Facilities

The Company leases all of its real property. Facilities for its headquarters and for its testing and assembly operations to support the Hyundai and Apro contracts are in New York City. The Company believes that its remaining facilities are in good condition and are adequate for its current needs, however, to the extent that customer orders become more routine, we may need to seek additional facilities and resources. The Company has not yet renewed the lease for its headquarters, which terminates in October 2007, but expects to do so in the near term. The Company believes that its technological resources are all adequate for its needs through fiscal 2008.

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

Research and Development

During the fiscal year ended June 30, 2007, the Company incurred expenses in the amount of $2.5 million for costs related to the sub-contracting agreement entered into by the Company with Apro Media for the development of the technologies between the two companies. There were no such expenses in the fiscal year ended June 30, 2006.

Employees

At June 30, 2007, the Company and its majority owned subsidiaries employed approximately 5 persons on a full-time basis. Additionally, 8 individuals were engaged on a consulting basis. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement.

Item 2. Properties

The Company is headquartered in New York City where it maintains approximately 2,200 square feet of office and production space in two locations. We lease approximately 1,200 square feet, which is equipped to fully meet the needs of our corporate finance office. This lease runs through October 2007 with a monthly rent of $7,750. The Company also leases approximately 1,000 square feet of space for our testing and assembly facilities. This lease runs through December 2007 with a monthly rent of $6,000. The Company believes that it will require larger space for its testing and assembly facilities and is in the process of identifying such space. The company believes that such space is readily available in the metropolitan New York area.

Item 3. Legal Proceedings

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Item 4. Submission of matters to a vote of security holders

N/A

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The common stock of the Company previously traded on the NASDAQ Capital Market under the symbol “MSGI” and on the “pink sheets” over the counter under the symbol “MSGI.PK”. Currently, the Company’s stock is traded on the “over the counter bulletin board” (“OTC:BB”) under the symbol “MSGI.OB”. The following table reflects the high and low sales prices for the Company’s common stock for the fiscal quarters indicated, as furnished by the NASDAQ, Pink Sheets and OTC:BB:

		Low	High
Fiscal 2007
	Fourth Quarter	$0.85	$2.74
	Third Quarter	0.63	1.29
	Second Quarter	0.62	1.95
	First Quarter	0.71	2.70
Fiscal 2006
	Fourth Quarter	$2.52	$4.51
	Third Quarter	3.05	4.42
	Second Quarter	2.31	4.89
	First Quarter	4.54	6.61

As of June 30, 2007, there were approximately 923 registered holders of record of the Company’s common stock.

The Company has not paid any cash dividends on any of its capital stock in at least the last six years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-KSB. The following is a brief description of the more significant accounting policies and methods used by the Company.

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Accounts Receivable

•	Long Lived Assets (amortization and realization)

•	Accounting for Income Taxes

•	Use of Estimates

•	Equity based compensation

•	Debt instruments and the features / instruments contained therein

•	Investments in unconsolidated entities

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

Revenues are reported upon the completion of a transaction that meets the following criteria (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

For contracts that consists of product and related installation, revenue is recognized on a progress-to-completion method, in accordance with SOP 97-2. Billings in advance of the completion of the work being delivered is recorded as deferred revenue. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting prin ciples generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of long lived assets, deferred tax valuation allowance, valuation of stock options, warrants and debt features, fair value of net assets acquired and the allowance for doubtful accounts. Actual results could differ from those estimates.

Equity Based Compensation:

We follow Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share−Based Payment" (“SFAS 123R”). This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued.

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument.

The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date. If the maturity of the debt is accelerated because of defaults, then the amortization is also accelerated to the default date. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2007.

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

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy, and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51 percent of Excelsa’s issued and outstanding common stock, to acquire additional shares of Excelsa common stock at no additional consideration such that MSGI then owned approximately 19.5% of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. The Company paid approximately $4.2 million for its cumulative investment in Excelsa. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method of accounting. The Company wrote down the value of its investment in Excelsa to $1,650,000 at June 30, 2006. The Company has since learned that Excelsa has filed for bankruptcy and has ceased operations. As a result, we have fully impaired the investment in Excelsa and realized a loss on the investment of $1,650,000 effective September 30, 2006. (See Note 5 to the financial statements which includes a restatement for the prior quarters as initially reported on Form 10-QSB).

On June 1, 2005, the Company entered into a Stock Purchase Agreement to acquire equity ownership interests in AONet International srl (“AONet”), a limited liability company organized under the laws of the Republic of Italy, representing 51% of all of AONet’s equity ownership interests issued and outstanding as of the date of the Stock Purchase Agreement on a fully diluted basis. The purchase price for the 51% stake was 1,100,000 Euro, of which 600,000 Euro was paid and the remainder was payable in two equal installments of 250,000 Euro due on each of December 31, 2005 and March 31, 2006. The Stock Purchase Agreement provides that, if the Company fails to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date.

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

On April 1, 2007 the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (“CODA”) where by the Company will receive a royalty on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity.

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash.

Results of Operations Fiscal 2007 Compared to Fiscal 2006

As of the year ended June 30, 2007 (the “Current Period”), the Company realized revenues in the amount of approximately $78,000 from the sales of Innalogic products and for a $100,000 royalty fee / referral fee income generated from the CODA Octopus Group, Inc. (“CODA”). We expect revenues to increase in the future through our new relationship with Apro Media, Corp. (“Apro”). As of the year ended June 30, 2006 (the “Prior Period”), the Company realized revenues in the amount of approximately $76,000 from the sales of Innalogic products and a $50,000 sale of Innalogic products to Excelsa. Sales of these products have been sporadic and based upon the successful attainment and fulfillment of contracts with various security agencies, and this process has been difficult to predict due to the duration of evaluation by our potential customers and due to our lack of funding to fulfill such contracts. All revenues generated by previously owned subsidiaries and AONet during the fiscal year ended June 30, 2005 through 2006, have been reclassified to a single line presentation of Loss from Discontinued Operations on the Consolidated Statement of Operations.

Costs of goods sold of approximately $50,000 in the Current Period and approximately $38,000 in the Prior Period consisted primarily of the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer. All costs of goods sold recognized by previously owned subsidiaries during the fiscal year ended June 30, 2006, (the “Prior Period”), have been reclassified to Loss from Discontinued Operations on the Consolidated Statement of Operations.

Research and development expenses were approximately $2.5 million in the Current Period. The Company recognized research and development costs associated with executing the sub-contract relationship with Apro. These expenses represent the costs associated with development of technologies specifically for a particular Fortune 100 client. There were no such costs in the Prior Period as this relationship commenced in the Current Period.

Salaries and benefits of approximately $2.1 million in the Current Period decreased by approximately $1.4 million or 40% from salaries and benefits of approximately $3.5 million in the Prior Period. Salaries and benefits decreased due to a reduction in headcount, both in the Innalogic operation (especially after CODA assumed some of these activities, including responsibilities for the costs of certain of the Innalogic personnel) and in management positions. Certain of the management employees related to the former operations in Italy have subsequently been dismissed or their involvement reduced. Further non-cash compensation was approximately $757,000 in the Current Period as compared to $1.5 million in Prior period due to the timing and valuation of equity-based securities issued to employees and directors of the Company.

In the Prior Period, the Company recognized an expense for the provision for loss on a note receivable from the Chief Executive Officer of the Company of approximately $1.2 million. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable and the full amount has been written off. There was no such cost in the Current Period.

Selling, general and administrative expenses of approximately $2.9 million in the Current Period decreased by approximately $0.9 million or 23% over comparable expenses of $3.8 million in the Prior Period. The decrease is due primarily to reductions in consulting fees for technical support and management of foreign operations of approximately $846,000 and to reductions in travel related expenses of approximately $416,000. These reductions are due to the decrease of business operations in Europe. The reduction of selling, general and administrative expenses is also the result of the assumption of certain activities of Innalogic conducted by CODA as of April 1, 2007.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $131,000 compared to expenses of approximately $199,000 in the Prior Period. Most of the long-lived assets of the Company have been fully amortized as of June 30, 2007.

During the Current Period, the Company recorded a loss from impairment on the investment in Excelsa of approximately $1.6 million. There was loss of approximately $2.4 million recorded in the Prior Period for such impairment. As of the year ended June 30, 2007, this investment has been fully impaired. See Note 5 to the financial statements for further discussion.

During the Current Period, the Company recorded a loss from the issuance of shares of its common stock (settlement of liability) to CODA Octopus Group, Inc. as repayment of advances and operating expenses paid by CODA on behalf of Innalogic, totaling approximately $812,000, representing the excess fair value of the shares issued as compared to the obligations due CODA. There was no such loss in the Prior Period.

Interest income of approximately $1,000 in the Current Period represents a decrease from interest income of approximately $70,000 during the Prior Period. This decrease is primarily the result the elimination of the promissory note from the Chief Executive Officer.

Interest expense of approximately $2.3 million in the Current period is primarily due to debt transactions entered into during the Current Period and the value of certain equity instruments granted to note holders as inducements to grant us extensions and waivers of debt defaults. Interest expense was approximately $4.5 million in the prior period during 2006, including the acceleration of the amortization of certain debt issuance costs and the value attributable to warrants and beneficial conversion features upon the default of certain debt provisions. The non-cash component of interest expense was approximately $1.4 million in the Current Period as compared to $3.9 million in the Prior period. The cash portion of interest expense increased as a result of additional borrowings.

The net provision for income taxes of approximately $9,000 in the Current Period decreased by approximately $25,000 from net provision for income taxes of approximately $34,000 in the Prior Period. Our provision for income taxes is primarily due to state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, loss from continuing operations item of approximately $12.4 million in the Current Period decreased by $3.1 million over a comparable loss of $15.5 in the Prior Period.

The loss from discontinued operations-AONet reported in the Prior Period represents our share of the results of the operations of AONet for the period in which we consolidated their operations in our financial statements. The loss on disposal of discontinued operations-AONet represents the write-down of the remaining book value of assets and liabilities associated with the AONet operations to nil as of April 1, 2006, the date we defaulted on the required debt service payment and forfeited our ownership.

The loss from discontinued operations-other of approximately $5,000 in the Prior Period is the result of a write-off of a facility rent deposit for a former subsidiary.

As a result of the above, net loss of approximately $12.4 million in the Current Period decreased by approximately $5.2 million from comparable net loss of $17.6 million in the Prior Period.

In the Current Period the Company recognized undeclared dividends on preferred stock of approximately $15,000 as compared to $178,000 in the Prior Period. This pertains to the issuance of the Company’s Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company’s common stock. This obligation, although not yet declared by the Board of Directors of the Company, still exists although all of the shares of Series F preferred stock has been converted to common stock.

As a result of the above, net loss attributable to common shareholder of approximately $12.4 million in the Current Period decreased by approximately $5.4 million from comparable net loss of $17.8 million in the Prior Period.

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was recently released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions pri marily through private placements of equity and debt transactions. At June 30, 2007, the Company had approximately $2.5 million in cash and cash equivalents. The Company believes that existing financing and expected earnings will not meet their current working capital and debt service requirements for the next twelve months, since there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai and Apro. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The transactions described below are transactions entered into after June 30, 2007, which will impact our liquidity:

On May 31, 2007 the Company received its first purchase order from Apro Media Corp in the amount of $10 million as part of the sub-contracting agreement to provide commercial security services to a Fortune 100 defense contractor. MSGI acquired the first shipment of components from a Korean company in June 2007 and began to deliver fully integrated security systems in August through October 2007. MSGI will continue to fulfill client requests throughout the first two quarters of the fiscal year ended June 30, 2008. The Company has secured a new production and customer service facility in Manhattan to facilitate these operations.

During the months of July and August 2007, the Company executed certain conversions of debt to equity under the provisions of a series of 8% Callable Convertible Notes issued by the Company during the fiscal year ended June 30, 2006. The Company effectively reduced certain debt obligations by approximately $810,000 and issued an aggregate total of 1,257,532 shares of its common stock.

On October 9, 2007 the Company announced that Callable Secured Convertible 8% Notes originally issued during July 2005 to September 2005 and Callable Secured 6% Notes originally issued on December 13, 2006 were purchased by certain third-party institutional investors on September 30 and October 3, 2007, from the original note holders. The Company did not receive any cash as a result of these transactions. These institutional investors have submitted notification to the Company of their intentions to fully convert the Notes into shares of the Company’s common stock which is expected to be accomplished during October 2007. The transaction, when completed, will have the effect of eliminating approximately $3.95 million of note payable, on a fully accreted basis, from the Company’s balance sheet. The exercise will result in the issuance of approximately 6,700,000 shares of the Company’s common stock, bringing the total shares outstanding to approximately 18,265,000.

Analysis of cash flows during fiscal years ended June 30, 2007 and 2006:

The Company realized a loss from continuing operations of approximately $12.4 and $15.6 million in the Current Period and Prior period, respectively. Cash used in operating activities from continuing operations was approximately $6.1 and $3.1 million in the Current Period and Prior period, respectively. Net cash used in operating activities in the Current Period principally resulted from the loss from continuing operations , including the payment of $2.5 million to Apro for the research and development fee, plus increases in inventory, adjusted by non-cash operating expenses of approximately and offset by an increases in accrued liabilities in the Current Period.

In the Current Period, the Company was provided net cash of approximately $8.5 million from the issuance of debt instruments. These instruments bear coupon interest rates ranging from 6% - 8%, however their effective rate is significantly higher due to the presence of warrants and beneficial conversion features.

Our contractual obligations are summarized in the table below

	Payments Due (In thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More Than 5 years

Operating leases	$50	$50	$-	$-	$-
Notes Payable	-	-	600	-	-
8% Callable convertible Notes payable and interest [1]	-	-	9,389	-	-
6% Callable convertible Notes payable and interest [1]	-	-	3,540	-	-

[1] Represents ballon payment at maturity plus interest over term of note due at maturity

Leases: The Company currently leases various office space and equipment under non-cancelable short-term leases which are all less than 1 year. The Company incurs all costs of insurance, maintenance and utilities.

Debt:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2007, net of discount	Carrying Amount at June 30, 2006, net of discount
Notes Payable	Demand	$500,000	N/A	$600,000	$600,000
Notes Payable	Various	Various	Various	-	$842,427
8% Notes	Dec. 13, 2009	$3,000,000	8%	1,427,411	2,574,597
6% Notes	Dec. 13, 2009	$2,000,000	6%	361,111	-
6% April Notes	April 4, 2010	$1,000,000	6%	83,334	-
8% Debentures	May 21, 2010	$5,000,000	8%	185,185	-
Advances from strategic partner (CODA)	N/A	varies	8%	-	$300,000

Callable Secured Convertible Note financing

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

On December 13, 2006, the Company entered into an agreement for the issuance of $2,000,000 of 6% callable convertible notes (see below) and also entered into a letter agreement with certain of the 2006 Investors to amend the 8% Notes and warrants as well as the promissory notes (see below) previously issued to these Investors by the Company, and to waive certain defaults under these notes and warrants. The letter agreement also serves to amend the amortization and payment terms of the 8% Notes. A single balloon payment will be due on the 8% Notes on the revised maturity date of December 13, 2009. As a result of the amendments to the 8% Notes, these notes will continue to accrue interest through the amended maturity date. In addition, the conversion rate was amended. The amended conversion price of the 8% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share.

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

8% Debentures
On May 21, 2007 MSGI pursuant to a Securities Purchase Agreement between the Company and several institutional investors issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the “8% Debentures”) and stock purchase warrants exercisable over a five year period for 1,785,713 shares of common stock in a private placement. H.C. Wainwright acted as a placement agent for the offering.

The 8% Debentures have a maturity date of May 21, 2010 and will accrue interest at a rate of 8% per annum. Payments of principal under the 8% Debentures are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the Debentures is $1.40 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 3,571,428 shares. The exercise price of the Warrants is $2.00 per share.

The 8% Debentures and the Warrants have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Debentures and Warrants, pursuant to a registration rights agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the Debentures and Warrants.

The issuance of the Debentures and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

H.C. Wainwright received a placement fee of $400,000 and 5 year warrants exercisable for 357,142 shares of common stock at an exercise price of $2.00 per share.

6% Callable Convertible Notes

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the warrants were subject to stockholder approval, which the Company received on March 6, 2007. H.C. Wainwright acted as a placement agent for a portion ($1,000,000) of the offering.

The 6% Notes have single balloon payment of $2,000,000 on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement , payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants became exercisable once Stockholder Approval was obtained, on March 6, 2007, and are exercisable through December 2013. The exercise price of the warrants is $1.00 per share

The 6% Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction . The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The registration rights agreement, as amended on December 13, 2006, provides for a registration filing 120 days from the date of closing and a registration effective date within 180 from the date of closing. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty-day period that is exceeded. This provision has been waived by the investors through June 30, 2007. The issuance of the Notes and Warrants constituted a private placement and therefore was exempt from registration in accordance with Regulation D of the Securities Act of 1933, as amended.

H.C. Wainwright received a placement fee of $100,000 and will receive 5 year warrants exercisable for 225,000 shares of common stock at an exercise price of $1.00 per share.

6% April Notes

On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1,000,000 aggregate principal amount of callable secured convertible notes (the “6% April Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1,000,000. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years.

The 6% April Notes have single balloon payment of $1,000,000 on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% April Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% April Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement , payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.

The 6% April Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% April Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% April Notes and warrants.

The 6% April Notes and Warrants also carry registration rights which contain penalty clauses if the underlying shares are not registered per the terms of the agreement. The agreement calls for a registration filing 90 days from closing date and a registration effective date within 150 days from the date of closing of the funding transaction. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty day period that is exceeded. This provision in the agreement has been waived by the investors through June 30, 2007.

Other Notes Payable

January 2006 Note Payable:

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See above). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

In connection with the waivers and amendments executed for the 8% Callable Convertible notes above, as of June 7, 2006 and December 13, 2006, the same agreements also waived and amended the maturity date of these short-term notes. The December 13, 2006 letter agreement amends the maturity date of the promissory notes to provide for a balloon payment on December 13, 2009. Any and all default provisions under the terms of the original promissory notes were waived and there are no default interest provisions enforced under the terms of the original promissory notes. At June 30, 2007, the outstanding balance of this note is $600,000.

vFinance note payable:

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 2006 to March 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carried a maturity date of February 28, 2007. The notes were not paid on February 28, 2007, and as a result, the Company was technically in default of the payment terms of the vFinance notes.

In addition, warrants for the purchase of up to 585,062 shares of the Company's common stock were issued to the individual lenders. The warrants carry an original exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. The warrant agreement contains a re-price provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the 800,000 warrants issued in connection with the 8% Callable Convertible Notes above at an exercise price of $4.50, the exercise price of the warrants issued with the vFinance note payable were modified to $4.50 as of June 30, 2006. Due to the December 13, 2006 issuance of warrants related to the 6% Notes , the exercise price of the vFinance warrants were modified to $1.00.

The vFinance Agreement also contains a registration rights agreement for the warrants which contains penalty clauses if the underlying warrant shares are not registered per the terms of the agreement. The agreement calls for a Registration Filing Date within 180 days from closing date and a Registration Effective Date within 90 days from the Registration Filing Date. The agreement provides for a cash penalty of approximately 1.5% of the value of the notes for each thirty-day period that is exceeded. As of June 30, 2007, the Company has a liability recorded of $74,000 to provide for the expected delay in issuing this registration statement.

Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company's common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs. These warrants also contain a reprice provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the December 13, 2006 issuance of warrants related to the 6% Notes , the exercise price of the placement agent warrants were modified to $1.00. Total financing costs recorded in connection with the Notes were $351,706, including the modification noted above. The deferred financing has been fully amortized during the period ended June 30, 2007.

On March 30, 2007, the Company entered into the last of a series of letter agreements with all of the individual investors involved in the Bridge Loan Transaction and the associated promissory notes to accept as payment in full against the principal and accrued interest of the promissory notes, shares of common stock of the Company. The shares of common stock are to be issued at a value of $0.75 per share. The last of these agreements was executed on March 30, 2007. All investors involved in the promissory notes transaction agreed to receive payment in shares of common stock of the Company. The issuance of the shares of common stock as payment against the promissory notes effectively eliminated approximately $989,000 of debt from the balance sheet of the Company. The payment resulted in the issuance of 1,318,088 shares of common stock of the Company.

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

Advance from Strategic Partner:

During the twelve months ended June 30, 2007, the Company received funding, in the amount of approximately $722,000 from CODA Octopus Group, Inc. (“CODA”) as an advance in contemplation of a further strategic transaction between the two parties. This certain firm has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the year ended June 30, 2007, the Company repaid to CODA $234,000 of the $537,000 paid on our behalf. CODA is also in the security technology business and it is thought that the combined technologies and services would yield a stronger competitive offering to potential customers. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million. The advances bore interest at a rate of 8% and interest expense was $36,552 for the twelve months ended June 30, 2007.

On April 1, 2007 the Company entered into a non-exclusive License Agreement with the CODA Octopus Group, Inc., through its majority owned subsidiary, Innalogic, LLC. This agreement allows for CODA to market the Innalogic, LLC “SafetyWatch” technology (the “Technology”) to its client base, sub-lecense the Technology to its customers and distributors, use the Technology for the purposes of demostation to potential customers, sub-licensors and/or distributors and to furterh develop the source code of he Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers.

On May 16, 2007 the Company issued 850,000 unregistered common shares to CODA Octopus Group, Inc. as full and final payment and a release of all financial obligations resulting from advances made by CODA to the Company and/or Innalogic LLC, the Company's subsidiary through the period ended March 31, 2007.

Preferred Stock:

Series F:

The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of December 31, 2006, all of the outstanding shares of Series F Preferred Stock have been converted into shares of common stock however the Company had $305,024 of undeclared but accumulated dividends at June 30, 2007. These undeclared dividends may be paid to the former holders of Series F Preferred Stock in or additional shares of the Company’s common stock, at the election of the Company, and as declared by the Board of Directors. Such payment is expected to be made by the Company during the fiscal year ended June 30, 2008.

Series G:

On December 20, 2006, MSGI filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Preferred Stock with a stated value of $20,000 per share. The Company had previously entered into Subscription Agreements with certain vendors, officers and employees of the Company for the issuance of a total of approximately 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock automatically converted into common stock of the Company once the holders of a majority of the common stock of the Company approved such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007. The market price at the close of business on March 6, 2007 was $0.90, therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 did not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities (including $642,200 in accrued salaries to officers) from our balance sheet.

There are no outstanding shares of any series of preferred stock as of the period ended June 30, 2007.

Summary of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, (“SFAS 159”) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning July 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of FIN 48. The Company has completed its initial evaluation of the impact of the July 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on its financial statements.

Item 7 Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSGI Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of its operations and its cash flows for the fiscal years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

October 15, 2007
Edison, New Jersey

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,

	2007	2006
ASSETS
Current assets:
Cash	$2,463,691	$-
Inventory	1,061,800	50,176
Other current assets	9,250	13,485
Total current assets	3,534,741	63,661

Investment in Excelsa S.p.A.	-	1,650,000
Property and equipment, net	19,553	153,041
Intangible assets, net	12,613	108,377

Other assets, principally deferred financing costs, net	1,311,787	226,391

Total assets	$4,878,694	$2,201,470

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	-	8,223
Advances from strategic partner - CODA	-	300,000
Accounts payable-trade	1,582,379	1,536,651
Accrued expenses and other current liabilities	1,667,495	1,694,642
Deferred revenues	-	59,332
Current portion of abandoned lease obligation	-	987,348

Total current liabilities	3,249,874	4,586,196
Other liabilities:
Notes payable	600,000	1,442,427
8% Callable convertible notes payable-net of discount	1,612,596	2,574,597
6% Callable convertible notes payable-net of discount	444,445	-

Total other liabilities	2,657,041	4,017,024

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
0 and 4,031 shares of Series F issued and outstanding
(liquidation preference $305,024 and $1,584,060) at June 30, 2007
and 2006, respectively	-	40
Convertible preferred stock - $.01 par value; 200 shares authorized;
0 shares of Series G issued and outstanding
at June 30, 2007 and 2006	-	-
Common stock - $.01 par value; 100,000,000 authorized; 10,325,687 and 4,210,729 shares issued; 10,308,025 and 4,193,067 shares
outstanding as of June 30, 2007 and 2006, respectively	103,257	42,107
Additional paid-in capital	256,074,720	238,371,269
Accumulated deficit	(255,812,488)	(243,421,544)
Accumulated other comprehensive income	-	88
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)

Total stockholders’ equity (deficit)	(1,028,221)	(6,401,750)
Total liabilities and stockholders’ equity (deficit)	$4,878,694	$2,201,470

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2007	2006

Product revenues	$77,895	$76,080
Referral fee revenue - related party	100,000	-
Product revenues - related party	-	50,750
Total revenue	177,895	126,830
Cost of revenue	49,886	38,322
Gross profit	128,009	88,508
Operating costs and expenses:
Salaries and benefits	2,127,453	3,527,859
Research and development - Apro	2,500,000	-
Provision for loss on note receivable from officer	-	1,209,457
Selling, general and administrative	2,882,459	3,800,702
Impairment on investment in Excelsa	1,650,000	2,416,192
Depreciation and amortization	131,819	199,318

Total operating costs and expenses	9,291,731	11,153,528

Loss from operations	(9,163,722)	(11,065,020)
Other income (expense):
Registration penalties	(74,000)	-
Loss on settlement liability to strategic partner-CODA	(811,918)	-
Interest income	617	69,770
Interest expense	(2,332,957)	(4,518,373)
Total other expense	(3,218,258)	(4,448,603)
Loss from continuing operations
before provision for income taxes	(12,381,980)	(15,513,623)
Provision for income taxes	8,964	34,150
Loss from continuing operations	(12,390,944)	(15,547,773)
Discontinued operations:
Loss from discontinued operations-AONet	-	(1,657,952)
Loss from disposal of discontinued operations-AONet	-	(375,976)
Loss from discontinued operations-other	-	(4,537)

Loss from discontinued operations	-	(2,038,465)
Net loss	(12,390,944)	(17,586,238)
Undeclared dividends on preferred stock	15,168	177,767
Net loss attributable to common stockholders	$(12,406,122)	$(17,764,005)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
FOR THE YEARS ENDED JUNE 30,

	2007		2006

Basic loss per share attributable to common shareholders:
Continuing operations	$	(1.96)	$(4.05)
Discontinued operations		-	(0.52)

Basic loss per share attributable to common shareholders		$(1.96)	$(4.57)
Diluted loss per share attributable to common shareholders:
Continuing operations		$(1.96)	$(4.05)
Discontinued operations		-	(0.52)

Diluted loss per share attributable to common shareholders		$(1.96)	$(4.57)

Weighted average common shares outstanding - basic		6,328,467	3,884,681
Weighted average common shares outstanding - diluted		6,328,467	3,884,681

The accompanying notes are an integral part of these Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Common Stock		Preferred Stock		Additional Paid-in	Deferred	Other Comprehensive Income	Accumulated Other Comprehensive Income	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	(Loss)	Deficit	Share	Amount	Totals

Balance June 30, 2005	3,849,540	$38,495	9,844	$98	$233,344,128	$(1,301,974)		$28,974	$(225,835,306)	$(17,662)	$(1,393,710)	$4,880,705
Elimination of deferred compensation
upon adoption of SFAS 123(R)					(1,301,974)	1,301,974						-
Legal fees associated with filing of
a registration statement					(5,104)							(5,104)
Non-cash compensation expense under
SFAS 123(R)					1,523,406							1,523,406
Warrants issued to placement agent in
NIR Group debt financing					57,054							57,054
Warrants issued to notes holders in
NIR Group debt financing					2,629,600							2,629,600
Beneficial conversion value of NIR
Group 8% convertible notes issued					1,066,377							1,066,377
Warrants issued to placement agent
in vFinance debt financing					612,240							612,240
Warrants issued to note holders in
vFinance debt financing					176,114							176,114
Shares of common stock issued to the
NIR Group as payment against
8% convertible notes	75,000	750			272,232							272,982
Conversion of Preferred Series F
shares to common stock	286,189	2,862	(5,813)	(58)	(2,804)							-
Foreign currency translation adjustment						(88)	$(28,886)	(28,886)				(28,886)
Net loss						(12,390,944)	$(17,586,238)		(17,586,238)			-
Total comprehensive loss						(12,391,032)	$(17,615,124)					-

Balance June 30, 2006	4,210,729	$42,107	4,031	$40	$238,371,269	-	-	$88	$(243,421,544)	$(17,662)	$(1,393,710)	$(6,401,750)

Non-cash compensation expense under
SFAS 123(R)					486,302							486,302
Conversion of Series F Convertible
Preferred Stock	198,470	1,985	(4,031)	(40)	(1,945)							-
Issuance of Series G Convertible
Preferred Stock			138	1	2,758,236							2,758,237
Issuance of common stock to
corporate officers as a bonus	125,000	1,250			269,750							271,000
Adjustment to fair market value
of warrants issued to lenders and
placement agents					533,271							533,271
Issuance of common stock to
Anyuser, Inc. (a Hyundai designee)	865,000	8,650			471,350							480,000
Issuance of common stock for
Conversion of Series G
Convertible Preferred Stock	2,758,400	27,584	(138)	(1)	(27,583)							-
Issuance of common stock to
lender for repayment of notes	1,318,088	13,181			1,173,100							1,186,281
Issuance of common stock to
strategic partner -CODA	850,000	8,500			1,734,000							1,742,500
Fair market value of warrants
issued to placement agents					732,734							732,734
Fair market value of warrants
issued to lender for settlement of Note					215,319							215,319
Fair market value of warrants
Issued to vendor for services					423,352							423,352
Beneficial conversion
discount on 2005 8% convertible notes					935,565							935,565
Beneficial conversion discount on 6%
convertible notes issued December 2006					2,000,000							2,000,000
Beneficial conversion discount on 6%
convertible notes issued April 2007					1,000,000							1,000,000
Beneficial conversion discount on 8%
Convertible notes issued May 2007					5,000,000							5,000,000
Foreign currency translation adjustment							(88)	(88)				(88)
Net Loss							(12,390,944)		(12,390,944)			(12,390,944)

Balance June 30, 2007	10,325,687	$103,257	-	$-	$256,074,720	$	$(12,391,032)	$-	$(255,812,488)	(17,662)	$(1,393,710)	$(1,028,221)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(12,390,944)	$(17,586,238)
Loss from discontinued operations	-	2,038,465
Loss from continuing operations	(12,390,944)	(15,547,773)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for loss on note receivable-related party	-	1,209,457
Provison for doubtful accounts	-	115,750
Write off of license agreement deposit	-	500,000
Depreciation	36,056	103,855
Amortization	95,764	95,762
Amortization of deferred financing costs	334,549	482,195
Non-cash compensation expense	757,302	1,523,406
Non-cash interest expense	1,648,383	3,909,510
Impairment on investment in Excelsa	1,650,000	2,416,192
Loss on settlement of liability to strategic partner - CODA	811,918	-
Non-cash expense warrants issued to vendors	423,352	-

Changes in assets and liabilities:
Accounts receivable	-	(14,851)
Inventory	(1,053,143)	(16,153)
Other current assets	4,235	76,411
Other assets	(63,893)	(14,605)
Deferred revenue	(2,000)	59,332
Accounts payable - trade	402,253	1,013,081
Accrued expenses and other liabilities	1,281,652	997,280

Net cash used in continuing operations	(6,064,516)	(3,091,151)
Net cash provided by discontinued operations	-	243,654
Net cash used in operating activities	(6,064,516)	(2,847,497)
INVESTING ACTIVITIES:
Purchase of investment in Excelsa	-	(3,115)
Purchases of property and equipment	(5,715)	(44,953)
Deposit on license agreement	-	(500,000)
Increase in related party note receivable	-	(69,700)

Net cash used in continuing operations	(5,715)	(617,838)
Net cash used in discontinued operations	-	(605,888)
Net cash used in investing activities	(5,715)	(1,223,726)

FINANCING ACTIVITIES:
Proceeds from the issuance of the 8% convertible notes	5,000,000	3,000,000
Payment of deferred financing costs	(440,000)	(439,473)
Payments of 8% convertible notes	-	(136,364)
Proceeds from issuance of 6% convertible notes	3,000,000	-
Deferred financing costs related to issuance of 6% convertible notes	(243,715)	-
Amounts received from Hyundai Syscomm	500,000	-
Proceeds from notes payable	-	1,849,585
Payments of notes payable	-	(300,000)
Advance from strategic partner	959,474	300,000
Payments made to strategic partner	(233,526)
Costs in connection with registration of stock	-	(5,014)
Bank overdraft	(8,223)	8,223

Net cash provided by continuing operations	8,534,010	4,276,867
Net cash (used in) discontinued operations	-	(289,407)
Net cash provided by financing activities	8,534,010	3,987,460
Change in accumulated other comprehensive income	(88)	(28,886)
Net increase (decrease) in cash	2,463,691	(112,649)
Cash at beginning of year	-	112,649
Cash at end of year	$2,463,691	$-

Supplemental disclosure of cash paid:

Interest	$34,600	$-

See Note 20 for further supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. LIQUIDITY AND COMPANY OVERVIEW:

Liquidity:

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company was also in default of its debt service payments and other provisions of certain notes payable, but has successfully reached a resolution to these defaults (See Note 7). The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai and Apro. The Company is in the process of consummating certain strategic transactions that may provide significant capital. The Company has engaged the investment banking firm of HC Wainwright to raise additional capital to fund operations and funding events were successfully closed on December 13, 2006, April 4, 2007 and May 21, 2007 (See Notes 6 and 7). There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Company Overview:

MSGI Security Solutions, Inc. (“MSGI” or the “Company”) is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security and surveillance industry. Substantially all of the Company’s business activity is conducted with customers located within the United States.

Hyundai Transactions:

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee (of which $300,000 was received in October 2006 and the remaining $200,000 was received in June 2007), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world wide either under its existing name or any name that Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement carries certain intellectual property rights which state that (i) Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, (ii) warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and (iii) provides that Hyundai acknowledges that the intellectual property rights of any developments of the technology that are undertaken by MSGI rest and will remain owned by the Company.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above and Note 16), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement.

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

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred to date.

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp (“Apro” or “Apro Media”) for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement. MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. The terms of the agreement call for 3,000,000 shares of unregistered MSGI common stock to be issued in exchange for $10 million in revenue, at the point when that revenue is recognizable by MSGI. Subsequent to the first $10 million in revenue, for every $1 million in revenue received, the Company will issue 300,000 warrants for shares of common stock under the agreement in years one and two. Starting with the third year of the agreement, the number of warrants to be issued decreases to 150,000 warrants and the contract then provides for a portion to be paid in cash at a rate of 25% of the gross profit received in exchange for each $1 million in revenue recognized. The contract terms continue to decrease the warrants and increase the cash portion to a point where in the seventh year of the contract, no warrants are issuable and cash is paid at a rate of 50% of the gross profit received. The contract provides for 12,750,000 in warrants to be issued over the term of the contract, provided that $90 million of revenue levels are attained.

In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock.

MSGI was referred to Apro Media by Hyundai Syscomm, an MSGI strategic investor; as part of a general expansion into the Asian security market, however this contract does not constitute revenue under the existing Hyundai Syscomm warrant to acquire common stock of MSGI. The Apro contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million financial contribution by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse. MSGI paid the $2.5 million in May 2007, which is recognized as R&D expense on the statement of operations. MSGI financed this investment with the May 21, 2007 $5 million 8% Callable Convertible Notes. The first Apro Media purchase order was received during the three month period ended June 30, 2007 and will include monthly deliverables. The first shipment of product under the purchase order occurred during fiscal 2008.

The Company has taken a position that all of the transactions described above associated with Hyundai and Apro should be “bundled” and viewed together analogous to the the concepts of EITF No. 00-21, and in consideration that all of the transactions with Hyundai have not yet been finalized. The Company had recognized a receivable and an equal amount in liability for the initial $500,000 license fee in the quarter ended September 30, 2006. As a result of the issuance of the 865,000 shares of common stock to Hyundai in the quarter ended December 31, 2006, $480,000 of the $500,000 liability (commensurate with the percentage of the shares issued out of the total subscription agreement) associated with the License Agreement has been reclassified from liabilities to additional paid in capital. As no other revenue or equity transactions occurred during fiscal 2007, there was no further accounting considerations required. Further, as the issuance of the warrants is conditioned upon the receipt of sales orders to be fulfilled by MSGI, these warrants are considered conditionally issued, and the resultant charge to operations will be recognized when the condition is met.

Other Operations:

On August 18, 2004, the Company acquired a 51% interest in Innalogic, LLC. In August 2005, MSGI’s equity ownership stake in Innalogic LLC increased to 76%. In September 2007, MSGI’s equity ownership stake in Innalogic LLC increased to 84%. Innalogic LLC is a wireless software product development firm that works with clients to custom-design technology products that meet specific user, functional and situational requirements. Innalogic has a recognized core competency in an area of increasingly vital importance to security: delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public-safety and security applications over wireless or wired networks. Innalogic has the resources and expertise to design and install building-wide wireless networks. The network’s technological foundation is a custom-designed network Command Center utilizing Innalogic’s proprietary SafetyWatch™ software. Innalogic-designed networks integrate with a building’s existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications. Importantly, Innalogic’s wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online. On April 1, 2007, Innalogic LLC executed a non-exclusive licensing agreement with the CODA Octopus Group, Inc. (“CODA”) whereby CODA assumed certain development and operational responsibilities and has the right to market the Innalogic proprietary technology to its client base in return for a royalty payment of 20% of all revenues earned from the sale of Innalogic technologies (See Note 8).

The Company, through its subsidiary Future Developments America, Inc. (“FDA”), are a non-exclusive licensee in the United States of certain products developed by Future Developments Limited (“FDL”) and of other products developed by outside organizations. The Company is also entitled to receive royalties on certain sales of products by FDL. FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The Company has not yet sold any FDA products or received any royalties.

On June 1, 2005, the Company acquired a 51% interest in the equity ownership interests in AONet International S.r.l. (“AONet”), an Italian company. AONet is focused primarily on providing outsourcing of data services and business continuity, and its offering of several applications that can be run through the data center, including video surveillance, digital data interception and mass distribution communications. Specifically, its data center was to serve as the backbone for the delivery of MSGI’s distribution agreement with Verisign for the promotion and provision of its NetDiscovery application for digital interception. The distribution agreement with Verisign was not finalized and the amounts advanced to Verisign during the fiscal year 2006 in pursuit of this license agreement of $500,000 were written off.

On March 31, 2006, the Company defaulted on certain payment provisions of the Stock Purchase Agreement of AONet which provided that, if the Company failed to pay any of the individual installments within 48 hours of the applicable due date, the Stock Purchase Agreement will be terminated and the Company will be obligated to return all acquired equity ownership interests in AONet to the previous owner, forfeiting any and all payments made to that date. As of April 1, 2006, all equity ownership interests reverted back to the previous owner and, as a result, the AONet subsidiary has been deconsolidated from the financial statements of the Company. As such, the operations and cash flows of AONet have been eliminated from ongoing continuing operations and the Company no longer has continuing involvement in the operations. All amounts have been reclassified into discontinued operations in the prior fiscal year ended June 30, 2006.

The Company learned that Excelsa had filed for bankruptcy in January 2007 and has ceased operations. As a result, we have fully impaired the investment in Excelsa and recognized a loss on the investment of $1,650,000 as of September 30, 2006 (See Note 5), which includes a restatement for the prior quarters.

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

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date. If the maturity of the debt is accelerated because of defaults, then the amortization is also accelerated to the default date. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2007.

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on an other than temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The Company adopted the principles of SFAS No. 157, issued in September 2006, to determine the estimated fair value of its investment in Excelsa, as described in detail in Note 5.

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

Revenues are reported upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

For contracts that consists of product and related installation, revenue is recognized on a progress-to-completion method, in accordance with SOP 97-2. Billings in advance of the completion of the work being delivered is recorded as deferred revenue. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period.

The Company recognizes sales of its product upon shipment if the above criteria have been met. During the year ended June 30, 2006, MSGI sold approximately $50,000 of products to Excelsa at normal selling terms. During the year ended June 30, 2007, MSGI received $100,000 from CODA Octopus Group, Inc. for licensing royalty fees.

Cost of Revenue:

Innalogic costs of revenue are primarily the expenses related to acquiring, testing and assembling the components required to provide the specific technology applications ordered by each individual customer.

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities. The Company realized expenses of $2.5 million during the year ended June 30, 2007 as a result of a payment made to Apro Media for costs associated with technological development expenses incurred in the process of securing a business relationship with and subsequent purchase order from a certain Fortune 100 client. There was no such expense in 2006.

Segment Information:

The Company believes it has only one reporting segment from continuing operations, the securities technologies segment. The operations of AONet which constituted our data center technologies product and service line is reported as discontinued operations in the year ended June 30, 2006 (see Note 4).

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

Concentration of Credit Risk:

The Company’s services are currently provided to a variety of customers, primarily located in the continental United States. One entity accounted for 56% of revenues for the year ended June 30, 2007. Two customers accounted for 91% of revenues for the year ended June 30, 2006. Our relationship with Apro Media Corp. and Hyundai is considered to be critical to the Company’s ongoing business activities.

The Company’s cash balance is maintained with one financial institution and may, at times, exceed federally insurable amounts. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 6,608,196 and 450,000 shares for the years ended June 30, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented. In addition, stock options and warrants with exercise prices above average market price in the amount of 3,753,390 and 2,448,731shares for the years ended June 30, 2007 and 2006, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. Convertible preferred stock in the amount of 4,032 shares for the year ended June 30, 2006 were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented. These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable”, and do not include any securities under the convertible debt as the impact would be anti-dilutive.

Employee Stock-Based Compensation:

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123 Revised 2004, "Share−Based Payment" (“SFAS 123R”). This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued.

Fair Value of Financial Instruments:

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2007 and 2006.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Summary of Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, (“SFAS 159”) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

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

In July 2006, the FASB issued FASB Interpretations No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“FIN 48”). The Interpretation establishes criteria for recognizing and measuring the financial statement tax effects of positions taken on a company's tax returns. A two-step process is prescribed whereby the threshold for recognition is a more-likely-than-not test that the tax position will be sustained upon examination and the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company currently recognizes a tax position if it is probable of being sustained. The Interpretation is effective for the Company beginning July 1, 2007 and will be applicable to all tax positions upon initial adoption. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may continue to be recognized upon adoption of FIN 48. The Company has completed its initial evaluation of the impact of the July 1, 2007 adoption of FIN 48 and determined that such adoption is not expected to have a material impact on its financial statements.

4. TRANSACTIONS WITH AONET INTERNATIONAL SRL

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

The loss from discontinued operations of AONet for the nine months ended March 31, 2006 which have been included in loss from discontinued operations-AONet for the years ended June 30, 2006, is as follows:

For the year ended June 30, 2006
Revenues	$1,806,255
Costs of revenues	1,712,278
Gross profit	93,977
Operating costs and expenses	1,558,202
Other expenses	166,180
Loss before taxes	(1,630,405)
Provision for taxes	27,547
Net loss from discontinued operations	$(1,657,952)

The loss from disposal of discontinued operations of AONet from the Company’s financial statement of $375,976 reflects the write-off of the remaining assets and liabilities relating to this operation as of March 31, 2006, as the Company received no consideration in exchange for the forfeiture of its interest in AONet.

5. INVESTMENTS

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy, and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51% of Excelsa’s issued and outstanding common stock, to acquire additional shares of Excelsa common stock for no additional consideration such that MSGI then owned approximately 19.5% of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. The Company paid an aggregate of approximately $4.2 million for its cumulative investment in Excelsa.

As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method. As of June 30, 2006, as we were given an indication that sales of Excelsa had declined, we evaluated the possibility of impairment to our investment in Excelsa. We determined that the investment in Exclesa currently had a fair value of $1,650,000. We followed the principles contained in SFAS No. 157 “Fair Value Measurements,” which was issued in September 2006, to determine its fair value estimate. The Company did not have a “market approach” based valuation or “income approach” based valuation to make its determination. Therefore the Company utilized the principles contained under SFAS 157; a weighted average of two “cost approach” metrics (Level 3 Hierarchy as defined in SFAS No. 157) as follows: 1.) a multiple of annualized historical revenues recognized by Excelsa (carrying a 2/3 portion of the weighted calculation) and 2.) the most recently reported book value of Excelsa (carrying a 1/3 portion of the weighted calculation). The Company believes this valuation is most representative of fair value within the range of values produced by these two metrics. If we used a multiple of annualized historical revenues that was 1 times more or less than the factor used in the calculated fair value, fair value would have been greater or lesser by approximately $540,000. The resulting impairment expense of $2,416,192 was recognized as a loss on the investment in Excelsa as of June 30, 2006. The Company has since learned that Excelsa has since filed for bankruptcy in January 2007 and has ceased operations.

As a result, we have fully impaired the investment in Excelsa and recognized a loss on the investment of $1,650,000 as of June 30, 2007. Through the three quarters ended March 31, 2007, we carried our investment in Excelsa at $1,650,000. Upon learning of the impairment of this investment, we recognized that the financial statements for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007 contained an error. As we should have known of the impairment earlier, we have taken the impairment in the first quarter of fiscal 2007. The effects of restating those financial statements, on a pro-forma basis, are below:

	As reported	Restatement Adjustment	As revised and restated
For the three months ended September 30, 2006
Total Assets	$2,575,901	$(1,650,000)	$925,901
Net Loss Attributable to Common shareholders	(1,391,031)	(1,650,000)	(3,041,031)
Weighted average shares outstanding	4,300,950		4,300,950
Basic and Diluted Loss per share attributable to common shareholders	$(0.32)		$(0.71)

For the six months ended December 31, 2006
Total Assets	$3,328,154	$(1,650,000)	$1,678,154
Net Loss Attributable to Common shareholders	(2,659,946)	(1,650,000)	(4,309,946)
Weighted average shares outstading	4,702,909		4,702,909
Basic and Diluted Loss per share attributable to common shareholders	$(0.57)		$(0.92)

For the nine months ended March 31, 2007
Total Assets	$2,494,584	$(1,650,000)	$844,584
Net Loss Attributable to Common shareholders	(4,615,857)	(1,650,000)	(6,265,857)
Weighted average shares outstanding	5,159,526		5,159,526
Basic and Diluted Loss per share attributable to common shareholders	$(0.89)		$(1.21)

There would have been no impact to the three months periods ended December 31, 2006 and March 31, 2007.

During the year ended June 30, 2006, MSGI sold approximately $50,000 of products to Excelsa at normal selling terms.

6. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of June 30, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2007, net of discount
8% Notes	Dec. 13, 2009	$2,571,958	$1,144,547	$1,427,411
8% Debentures	May 21, 2010	5,000,000	4,814,815	$185,185
Total				$1,612,596

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

Further, the Holder had the option to convert all or any part of the outstanding principal to common stock if the average daily price, as defined in the agreement, for the preceding five trading days is greater than the defined Initial Market Price of $6.56. The original conversion price for this holder option was $4.92. The Company granted registration rights to the investors for the resale of the shares of common stock underlying the notes and certain warrants that were issued in the transaction.

The Note agreement provided the Company with the option to call the loan and prepay the remaining balance due. If the loan is called early, the Company will be required to pay 125% of the outstanding principal and interest as long as the common stock of the Company is at $6.00 or less. If the stock price is higher than $6.00 when the Company exercises the call option, then the amount owed is based upon a calculation, as defined in the agreement, using the average daily price. If in any month a default occurs, the note shall become immediately due and payable at 130% of the outstanding principal and interest.

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

On December 13, 2006, the Company entered into an agreement for the issuance of $2,000,000 of 6% callable convertible notes (see Note 7) and also entered into a letter agreement with certain of the 2006 Investors to amend the 8% Notes and warrants as well as the promissory notes (See Note 8) previously issued to these Investors by the Company, and to waive certain defaults under these notes and warrants. The letter agreement also serves to amend the amortization and payment terms of the 8% Notes. A single balloon payment will be due on the 8% Notes on the revised maturity date of December 13, 2009. As a result of the amendments to the 8% Notes, these notes will continue to accrue interest through the amended maturity date. In addition, the conversion rate was amended. The amended conversion price of the 8% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. In connection with the December 13, 2006 letter agreement, the terms of the warrants issued to the note holders were modified to change the exercise price to $1.00 per share and to extend the term of the warrants to expire on the seventh anniversary of the original issuance date.

This amendment is considered a debt extinguishment, as defined under generally accepted accounting principles, but did not result in a significant gain or loss. The amended note was treated similar to a newly issued note, and a the Company recorded a discount to the note payable of $1,396,735, of which $64,697 represented the discount allocated to the warrants and $1,332,038 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Amortization expense was $252,188 for the year ended June 30, 2007.

On May 21, 2007, MSGI entered into a private placement with several institutional investors issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the “8% Debentures”) and warrants for the purchase of up to 1,785,713 of common stock, exercisable over a five year period at an exercise price of $2.00.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal under the Debentures are not due until the maturity date and interest is deferred until the maturity date, however the investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Debentures is $1.40 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 3,571,428 shares.

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Notes based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date.Amortization expense was $185,185 for the year ended June 30, 2007. Should the 8% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The 8% Debentures and the Warrants have anti-dilution protections and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the Debentures and Warrants, pursuant to a registration rights agreement entered into simultaneously with the transaction . The Company has also entered into a Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 8% Debentures and Warrants.

H.C. Wainwright acted as placement agent and received a placement fee of $400,000 and 5 year warrants exercisable for 357,142 shares of common stock at an exercise price of $2.00 per share. These have been valued at $456,650 under the Black-Scholes model and included as debt issuance costs, which are being amortized over the term of the debt into interest expense. Amortization expense was $24,907 for the year ended June 30, 2007.

7. 6% CALLABLE CONVERTIBLE NOTES PAYABLE

The 6% Callable Convertible Notes Payable consist of the following as of June 30, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2007, net of discount
6% Notes	Dec. 13, 2009	$2,000,000	$1,638,889	$361,111
6% April Notes	April 4, 2010	1,000,000	916,666	83,334
Total				$444,445

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the warrants were subject to stockholder approval, which the Company received on March 6, 2007 (see Note 19).

The 6% Notes have single balloon payment of $2,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants became exercisable once Stockholder Approval was obtained, on March 6, 2007, and are exercisable through December 2013. The exercise price of the warrants is $1.00 per share.

The 6% Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants. The registration rights agreement, as amended on December 13, 2006, provides for a registration filing 120 days from the date of closing and a registration effective date within 180 from the date of closing. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty-day period that is exceeded. This provision has been waived by the investors through June 30, 2007.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $2 million in proceeds received. Therefore, the total discount was limited to $2 million. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Amortization expense was $361,111 for the year ended June 30, 2007. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

H.C. Wainwright acted as a placement agent for a portion ($1,000,000) of the offering. H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 225,000 shares of common stock at an exercise price of $1.00 per share. The agent warrants were valued at $199,084 using the Black-Scholes model and were recorded as part of the financing costs. The aggregate of all the finance charges related to this transaction was $362,799 and such costs have been deferred and are being amortized over the life of the 6% Notes to interest expense. The amortization expense related to the deferred financing costs for the year ended June 30, 2006 was $70,544.

On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1,000,000 aggregate principal amount of callable secured convertible notes (the “6% April Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1,000,000. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years.

The 6% April Notes have single balloon payment of $1,000,000 due on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% April Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Amortization expense was $83,334 for the year ended June 30, 2007. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible April Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.

The 6% April Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% April Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% April Notes and warrants.

The April 6% Notes and Warrants also carry registration rights which contain penalty clauses if the underlying shares are not registered per the terms of the agreement. The agreement calls for a registration filing 90 days from closing date and a registration effective date within 150 days from the date of closing of the funding transaction. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty day period that is exceeded. This provision in the agreement has been waived by the investors through June 30, 2007.

H.C. Wainwright acted as a placement agent for the offering. H.C. Wainwright received a placement fee of $80,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share. The agent warrants were valued at $77,000 using the Black-Scholes model and were recorded as part of the financing costs. The aggregate of all the finance charges related to this transaction was $157,000 and such costs have been deferred and are being amortized over the life of the 6% April Notes to interest expense. The amortization expense related to the deferred financing costs for the year ended June 30, 2006 was $13,083.

8. OTHER NOTES PAYABLE

Other Notes payable consist of the following as of June 30, 2007:

January 2006 Note Payable	$600,000

January 2006 Note Payable

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See Note 6). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.

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

vFinance note payable

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 2006 to March 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carried a maturity date of February 28, 2007. The notes were not paid on February 28, 2007, and as a result, the Company was technically in default of the payment terms of the vFinance notes.

In addition, warrants for the purchase of up to 585,062 shares of the Company's common stock were issued to the individual lenders. The warrants carry an original exercise price of $6.50 and a term of 5 years. The warrants may be exercised 65 days after the date of issuance. The warrant agreement contains a re-price provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the 800,000 warrants issued in connection with the 8% Callable Convertible Notes above at an exercise price of $4.50, the exercise price of the warrants issued with the vFinance note payable were modified to $4.50 as of June 30, 2006. Due to the December 13, 2006 issuance of warrants related to the 6% Notes (see Note 7), the exercise price of the vFinance warrants were modified to $1.00. The Company valued the modification of the warrant using the Black-Scholes model. This resulted in an additional discount to the Note of approximately $250,000, which was fully amortized over the remaining life of the Note by June 30, 2007.

The vFinance Agreement also contains a registration rights agreement for the warrants which contains penalty clauses if the underlying warrant shares are not registered per the terms of the agreement. The agreement calls for a Registration Filing Date within 180 days from closing date and a Registration Effective Date within 90 days from the Registration Filing Date. The agreement provides for a cash penalty of approximately 1.5% of the value of the notes for each thirty day period that is exceeded. As of June 30, 2007, the Company has a liability recorded of $74,000 to provide for this penalty.

Placement fees in the amount of $73,133 were paid to vFinance Investments, Inc. as placement agent. In addition to the placement fees, warrants for the purchase of up to 73,134 shares of the Company's common stock were issued to the placement agent and its designees. The agent warrants carry an exercise price of $6.50, a term of 5 years and may be exercised 65 days after the date of issuance. The agent warrants were valued at $176,114 using the Black-Scholes option pricing model and recorded as part of the financing costs. In addition, a third party received a fee equal to 5% of the aggregate offering, in an amount of $40,000, which was recorded as part of the financing costs. These warrants also contain a reprice provision that provides for a change in the exercise price if the Company issues more favorable terms to another party, as defined in the agreement. Due to the December 13, 2006 issuance of warrants related to the 6% Notes (see Note 7), the exercise price of the placement agent warrants were modified to $1.00. The Company valued the modification of the warrant using the Black-Scholes model. This resulted in an additional financing charge of $35,739, which will be amortized over the remaining life of the Note as part of the deferred financing charges. Total financing costs recorded in connection with the Notes were $351,706, including the modification noted above. The deferred financing has been fully amortized during the year ended June 30, 2007. The Company recorded an original discount to the note payable of $612,240, which represented the discount allocated to the warrants. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount on the note, and subsequent adjustments as noted above, was allocated from the gross proceeds and recorded as additional paid-in capital. The total discount has been amortized to interest expense as a result of the negotiated payment of the notes per the terms below. Interest expense for the year ended June 30, 2007 and 2006 was $633,000 and $229,590, respectively.

On March 30, 2007, the Company entered into the last of a series of letter agreements with all of the individual investors involved in the Bridge Loan Transaction and the associated promissory notes to accept as payment in full against the principal and accrued interest of the promissory notes, shares of common stock of the Company. The shares of common stock are to be issued at a value of $0.75 per share. The last of these agreements was executed on March 30, 2007. All investors involved in the promissory notes transaction agreed to receive payment in shares of common stock of the Company. The issuance of the shares of common stock as payment against the promissory notes effectively eliminated approximately $989,000 of debt from the balance sheet of the Company. The payment resulted in the issuance of 1,318,088 shares of common stock of the Company.

In addition, the Company recorded additional interest expense of $197,700 as part of the transaction based upon the fair value of the stock issued to settle the debt. The common stock was issued in reliance upon the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Further, per the terms of the Letter Agreements, the liquidated damages accruing from the non-filing and non-timely effectiveness of a registration statement related to the shares of common stock which underlie certain warrants that were issued by the Company to the investors in the transaction will be addressed separately. The Company has quantified and accrued those amounts as of June 30, 2007 as noted above. The Company also issued 100,000 warrants to an investment firm in connection with the settlement on these notes. These warrants were valued at $215,319 using the Black-Scholes model and this was recorded as expense in selling, general and administrative expense.

Advance from Strategic Partner-CODA

During the year ended June 30, 2007, the Company received funding, in the amount of approximately $722,000 from CODA Octopus Group, Inc. (“CODA”) as an advance in contemplation of a further strategic transaction between the two parties. CODA has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the year ended June 30, 2007, the Company repaid to CODA $234,000 of the $537,000 paid on our behalf. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million. The advances bore interest at a rate of 8% and interest expense was $36,552 for the year ended June 30, 2007.

On April 1, 2007, the Company, through its majority-owned subsidiary Innalogic, LLC, entered into a non-exclusive License Agreement with CODA. This agreement allows for CODA to market the Innalogic, LLC “SafetyWatch” technology to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of he Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers, and further CODA assumed certain development and operational activities of Innalogic in connection with this transaction.

On May 16, 2007 the Company issued 850,000 unregistered common shares to CODA Octopus Group, Inc. as full and final payment and a release of all financial obligations resulting from advances made by CODA to the Company and/or Innalogic LLC, the Company's subsidiary. This resulted in a charge to the statement of operations of $811,918 as the share value exceeded the net obligations on the date of the transaction.

During the year ended June 30, 2007, the Company earned a $100,000 fee from CODA resulting from a contract referral we provided them.

Other Notes Payable

During December 2005, the Company entered into a short-term note in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. This amount has been paid in full through the issuance to the lender of Series G Convertible Preferred Stock in December 2006 and the subsequent conversion of such preferred stock into shares of common stock.

9. ABANDONED LEASE OBLIGATION

In December 2002, the Company terminated a lease for abandoned property. Under the termination agreement, the Company was obligated to pay $20,000 per month until August 2010, which liability was fully accrued at that point. On December 22, 2006, the Company issued shares of Series G Preferred Stock to the landlord and its designee for then outstanding $1.0 million remaining obligation, which reduced the liability to $100,000. On March 6, 2007, the shares of Series G Preferred Stock converted into shares of the Company’s common stock automatically upon the approval of the shareholders (See Note 19). The remaining $100,000 balance was paid by the Company in cash during the year ended June 30, 2007. There was no gain or loss recorded on this transaction.

10. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at June 30, consist of:

	2007	2006
Machinery, equipment and furniture	$44,948	$207,577
Software	-	4,907
Total, at cost	$44,948	$212,484
Less: accumulated depreciation	(25,395)	(59,443)
Property, plant & equipment, net	$19,553	$153,041

Depreciation expense was approximately $36,000 and $104,000 for the years ended June 30, 2007 and 2006, respectively, including certain direct write offs.

11. INTANGIBLE ASSETS:

Identifiable intangible assets are amortized under the straight-line method over the period of expected benefit of five years.

In connection with the acquisition of Innalogic, intangible assets related to unpatented technologies totaling $287,288 were acquired.

The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2007 and 2006 are as follows:

	June 30, 2007	June 30, 2006
Amortized intangible assets
Unpatented technology	$287,288	$287,288
Accumulated amortization	(274,675)	(178,911)
Net book value	$12,613	$108,377

Amortization expense recorded for each of the years ended June 30, 2007 and 2006 were approximately $96,000. The remaining amortization expense of $12,613 will be recognized in fiscal 2008.

12. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2007 and 2006 consist of the following:

	2007	2006
Accured Salaries and Benefits	$481,290	$972,336
Accrued audit and tax preparation fees	247,090	213,040
Accrued legal fees	26,500	58,085
Accrued consulting fees	-	126,000
Accrued interest	365,802	60,767
Accrued travel & entertainment	16,669	118,487
Accrued penalty for stock registration	74,000	63,400
Accrued taxes	26,907	17,907
Accrued Board fees	205,125	12,086
Accrued Settlement of abandoned contract	150,000	-
Other	74,112	52,534
Total	$1,667,495	$1,694,642

13. RELATED PARTY TRANSACTIONS:

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with an officer due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable was collateralized by current and future holdings of MSGI common stock owned by the officer and bore interest at prime. Interest was due and payable yearly on October 15th. The Company recognized interest income of $69,770 for the year ended June 30, 2006. As of June 30, 2006, interest due of approximately $162,600 was in arrears. Since collectibility of the note receivable was uncertain, the Company had provided for the loss of the note receivable during the year ended June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable at that point. The full amount had been written off during the fiscal year ended June 30, 2006.

In July 2005, an officer of the company provided $100,000 of working capital to the Company that was repaid within that same month.

During December 2005, the Company entered into a short-term note with a related party in the amount of $250,000. This loan bears interest at a rate of 10% through June 30, 2006 and has an annual imputed interest rate of 18.25%. The entire principal, as well as interest of $25,000, was to be paid in full upon completion of a contemplated future funding event. Further, the full amount of interest will be paid to the lender regardless of any possible early payment of principal. The total interest due under this note has been fully accrued as of June 30, 2006. This note was paid in full in by virtue of the issuance, to the holder of the note, of shares of Series G Convertible Preferred Stock in December of 2006, and the subsequent conversion to shares of common stock in March 2007.

See Note 1 for description of transactions with Hyundai and Note 8 for description of transactions with CODA.

14. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases certain office space. All of the Company’s current leases are for short-terms less than one year and are cancelable. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all leases as of June 30, 2007 are as follows:

Rent Expense
2008	50,000
$50,000

Rent expense was approximately $199,600and $182,000 for fiscal years ended June 30, 2007 and 2006, respectively.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

15. PREFERRED STOCK:

Series F

In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock was convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company did not file such registration statement within 180 days, the Company would have to issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company issued an additional 468.8 Series F Preferred Stock, which was convertible into approximately 23,079 shares of common stock. The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. During the year ended June 30, 2006, approximately 5,813 shares of Series F preferred stock were converted into common stock. During the year ended June 30, 2007, 4,031 shares of Series F Preferred Stock were converted to 198,470 shares of common stock. As of June 30, 2007, all of the outstanding shares of Series F Preferred Stock have been converted into shares of common stock.The Company has $305,024 of undeclared but accumulated dividends at June 30, 2007. Since these dividends have not yet been declared, they are not accrued. However, these dividends have been reflected in each period earned in determining net loss available to common stockholders.

Series G

On December 20, 2006, MSGI filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Preferred Stock with a stated value of $20,000 per share. The Company had previously entered into Subscription Agreements with certain vendors, officers and employees of the Company for the issuance of a total of approximately 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock automatically converted into common stock of the Company once the holders of a majority of the common stock of the Company approved such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007 (See Note 19). The market price at the close of business on March 6, 2007 was $0.90, therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 will not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities (including $642,200 in accrued salaries to officers) from our balance sheet.

There are no outstanding shares of any series of preferred stock as of the period ended June 30, 2007.

16. COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock Transactions:

During May 2007, the Company issued 100,000 shares of common stock to an officer of the Company as a bonus, resulting in a non-cash compensation charge of $210,000. In addition, the Company approved the issuance of 100,000 shares of common stock to the officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years. The Company has accounted for this additional stock as a liability, under SFAS 123R, in the amount of $37,500.

During October 2006, the Company issued 865,000 shares of common stock to a designee of Hyundai Syscomm Corp. See Note 1 for full details of the transaction.

During July 2006, the Company issued 25,000 shares of common stock to an officer as a bonus, resulting in a non−cash compensation expense of $61,000.

During the period of January through March, 2007, the Company issued 2,758,400 shares of common stock from the conversion of 150 shares of Series G preferred stock.

During the year ended June 30, 2007, 4,031 shares of Series F Preferred Stock was converted to 198,470 shares of common stock.

In March, 2007, the Company issued 1,318,088 shares of common stock in connection with the settlement of promissory notes issued to vFinance.

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

During 2007, the Company issued 850,000 shares to CODA as payment of amounts due (See Note 8). In connection with this transaction, CODA assumed certain development and operational obligations of Innalogic, and entered into license agreement for the Innalogic technology. The Company recognized a loss of $811,918 on the settlement transaction, representing the excess fair value of the shares issued as compared to the obligations due CODA.

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

The Company accounts for employee stock-based compensation under SFAS 123R, “Share-Based Payment”, which requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statement at their fair values. The expense is being recognized on a straight−line basis over the vesting period of the amounts. The Company did not record a tax benefit related to the share−based compensation expense since the Company has a full valuation allowance against deferred tax assets.

The Company adopted SFAS 123R effective July 1, 2005, and in connection with the adoption and provisions of SFAS 123R, the Company reversed the deferred compensation balance of $1,301,974, resulting from the application of the intrinsic value method of accounting for stock options, at July 1, 2005 against Additional paid−in capital. This expense is now superseded by the SFAS 123R expense, which will be recorded over the remaining vesting period of the stock options.

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

The stock based compensation expense related to stock options for the years ended June 30, 2007 and 2006 was approximately $486,000 and $1,523,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for grants for fiscal year ended June 30, 2007. There were no stock option grants during the fiscal year ended June 30, 2006.

2007
Expected term (years)	6.00
Dividend yield	None
ExpectedVolatility	140% - 142%
Risk-free interest rate	4.75%
Forfeiture rate	0%

Weighted average fair value
Options issued equal to market value	$1.39
Options issued below market value	$1.98

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our traded options do not have sufficient trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in Staff Accounting Bulletin No. 107, Share−Based Payment. The risk−free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends. The forfeiture rate is estimated at 0% for options granted to directors and officers.

The following summarizes the stock option transactions under the 1999 Plan for the two years ended June 30, 2007:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2005	520,000	$1.50 to $7.00	$2.40

Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2006	520,000	$1.50 to $7.00	$2.40	$466,550

Granted	425,000	$1.40 to $1.50	$1.49	$2,500
Exercised	—
Cancelled	10,000	$4.45	$4.45

Outstanding at June 30, 2007	935,000	$1.40 to $7.00	$1.97	$4,650

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company. The following summarizes transactions for the two years ended June 30, 2007:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2005	40,000	$1.50 to $4.13	$2.81

Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2006	40,000	$1.50 to $4.13	$2.81	$21,700

Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2007	40,000	$1.50 to $4.13	$2.81	$100

As of June 30, 2007, 523,332 options are exercisable, with an aggregate intrinsic value of $2,250 and a weighted average contractual life of 6.8 years. The weighted average exercise price of all outstanding options is $2.00 and the weighted average remaining contractual life is 8.2 years. At June 30, 2007, 190,122 options were available for grant.

Warrants:

The following summarizes the warrant transactions for the two years ended June 30, 2007:

	Number of Shares	Exercise Price
Outstanding at June 30, 2005	793,340	$6.00 to $8.25

Granted	1,545,391	$1.00
Issued	-
Cancelled	-
Outstanding at June 30, 2006	2,338,731	$1.00 to $8.25

Granted	7,317,855	$1.00 to $2.00
Issued	-
Cancelled	270,000	$6.00
Outstanding at June 30, 2007	9,386,586	$1.00 to $8.25

As of June 30, 2007, the Company has 9,386,586 warrants outstanding to purchase shares of common stock at prices ranging from $1.00 to $8.25. All warrants are currently exercisable.

In December 2006, the Company adjusted the exercise price of certain previously issued warrants to certain lenders and placement agents. This adjustment was mandated by certain anti−dilution and exercise price protection provisions in the previously issued warrants agreements. The Company used the Black-Scholes model to value the modification and recorded an expense of $250,000. See discussion of the efffects of the fiscal 2007 modifications of the warrants issued to lenders in Note 6, 7 and 8.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the warrant will take place quarterly over the four−year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub−contracting agreement between Hyundai and the Company dated October 25, 2006. Such warrants are considered contingent and are not reflected above, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs.

On May 10, 2007, the Company entered into an agreement with Apro Media, which provides for the issuance of up to 12,750,000 warrants to purchase shares of common stock in exchange for a maximum of $90,000,000 in revenue, which is to be realized by the Company over a maximum period of seven years. The vesting of the warrant will take place based on 300,000 shares for every $1 million in revenue realized by the Company. Such warrants are considered contingent and are not reflected above, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs.

The Company issued 200,000 warrants to a vendor as a bonus compensation for services. These warrants were valued at $423,352 using the Black-Scholes model and this was recorded as expense in selling, general and administrative expense. The Company issued 100,000 warrants to an investment firm in connection with a stock settlement on certain notes payable. These warrants were valued at $215,319 using the Black-Scholes model and this was recorded as expense in selling, general and administrative expense.

17. INCOME TAXES:

Income tax expense consists of domestic minimum state franchise and income taxes.

Deferred tax assets are comprised of the following:

	As of June 30,
	2007	2006
Deferred tax assets:

Net operating loss carry-forwards	$42,959,480	$39,552,928
Abandoned lease reserves	-	460,345
Compensation on option grants	1,109,708	1,555,269
Amortization of intangibles	94,776	(52,090)
Provision for loss on note receivable	-	519,870
Capital loss carryfoward	2,762,739	-
Other	119,471	169,613

Total deferred tax assets	47,046,174	42,205,935
Valuation allowance	(47,046,174)	(42,205,935)
Net deferred tax assets	$-	$-

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

The Company has a U.S. federal net operating loss carry forward of approximately $113,000,000 available, which expires from 2011 through 2026. The Company has U.S. Federal capital loss carryforwards of approximately $6 million which expires in 2012. These loss carry forwards are subject to annual limitations under Internal Revenue Code Section 382 and some loss carry forwards are subject to SRLY limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets. Of these net operating loss carry forwards approximately $61,000,000 is the result of deductions related to the exercise of non-qualified stock options in previous years. The realization of these net operating loss carry forwards would result in a credit to equity.

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

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. There were no matching contributions made during the fiscal years ended June 30, 2007 or 2006. There were no employee contributions to the plan in fiscal 2007 or 2006.

The plan also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2007 or 2006.

19. SPECIAL MEETING OF THE STOCKHOLDERS

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

(5)	To consider a proposal to amend the Amended and Restated Articles of Incorporation of the Company to remove certain business combination and reclassification provisions.

Proposal number 1 - 4 passed. Proposal number 5 did not pass.

20. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2007:

•	Liabilities in the amount of $2,758,237 were paid with approximately 150 shares of Series G Preferred Stock.

•
Approximately 150 shares of Series G preferred stock was converted into 2,758,400 shares of common stock. Approximately 4,031 shares of Series F preferred stock was converted into 198,470 shares of common stock.

•
The Company recorded an aggregate discount of $9,396,735 in connection with 8% and 6% Convertible Notes payable, which represents the beneficial conversion feature and allocation of fair value of the warrants.

•	In connection with the 8% and 6% Convertible Notes financings, the Company issued 732,142 warrants to the placement agents with a fair market value of $732,734.

•
The Company issued 1,318,088 shares of common stock in payment of the vFinance Notes payable in the amount of $988,568 for principal and interest. This transaction resulted in an additional $197,713 of interest expense which represented the excess fair value of the common shares over the debt payment due.

•
Certain warrants issued to vFinance were repriced to an exercise price of $1.00 due to anti-dilution provisions and as a result of the issuance of the 6% Convertible Notes. This resulted in an additional discount to the debt of $249,933 as well as additional financing charges of $35,739.

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

21. SUBSEQUENT EVENTS:

On May 31, the Company announced that it had received its first purchase order from Apro Media Corp. in the amount of $10 million as part of the sub-contracting agreement to provide commercial security services to a Fortune 100 defense contractor. MSGI acquired the first shipment of components from a Korean company in June 2007 and began to deliver fully integrated security systems in August 2007. MSGI will continue to fulfill client requests throughout the first two quarters of the fiscal year ended June 30, 2008. The company has secured a new production and customer service facility in Manhattan.

During the months of July and August 2007, the Company executed certain conversions of debt to equity under the provisions of a series of 8% Callable Convertible Notes issued by the Company during the fiscal year ended June 30, 2006. The Company effectively reduced certain debt obligations by approximately $810,000 and issued an aggregate total of 1,257,532 shares of its common stock.

On October 9, 2007, the Company announced that Callable Secured Convertible 8% Notes originally issued during July 2005 to September 2005 and Callable Secured 6% Notes originally issued on December 13, 2006 were purchased by certain institutional investors on September 30 and October 3, 2007, from the original note holders The Company did not receive any proceeds from this transaction. The negotiated transaction required that the conversion price for the underlying shares be set at the floor of $0.50. In October 2007, the Board of Directors of MSGI voted in favor of allowing the conversion price to be set at the floor of $0.50 so that the transaction could be consummated. These institutional investors have submitted notification to the Company of their intentions to fully convert the Notes into shares of the Company’s common stock, which is expected to be accomplished during October 2007. The transaction, when completed, will have the effect of eliminating approximately $3.95 million of note liabilities, on a fully accreted basis, from the Company’s balance sheet. The exercise will result in the issuance of 6,700,000 shares of the Company’s common stock, bringing the total shares outstanding to approximately 18,265,000.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 8 (a) - Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our chief executive officer ("CEO") and principal financial officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Annual Report we present the conclusions of the CEO and the principal financial officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Scope of the Controls Evaluation. The evaluation made by our CEO and principal financial officer of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are control deficiencies that adversely affects the entity’s ability to record, process, summarize and report financial data in the financial statements such that there is more than a remote likelihood that a misstatement of the entitiy’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A "material weakness" is defined in the auditing literature as a significant deficiency or combination of significant deficiencies that resoluts in more than a remote likelihood that a material misstatement to the financial statements will not be prevented or detected by the entity’s internal control.We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

On October 12, 2007, our independent registered accounting firm Amper, Politziner & Mattia, P.C. ("AP&M"), informed us and our Audit Committee of the Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) summarized as follows:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions.

•	The limited size of the accounting department makes it impracticable to achieve an appropriate segregation of duties.

•	There are no formal documented closing and reporting calendar and checklists.

•	There are no uniform policies with respect to the accounting policies utilized by all subsidiaries.

•	The Whistleblower and certain other corporate governance policies should be disseminated to all employees.

•	There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

•	Documentation (and retention thereof) of certain transactions was not completed on a timely basis.

•	The Company does not have procedures to routinely monitor the progress and financial results of subsidiaries and affiliates.

•	The Company does not have procedures in place to monitor inventory procurement activities and costing.

•	The Company does not have a procedure to ensure the timely issuance of equity securities upon Board or contractual approval.

•	Material weaknesses identified in the past have not been remediated.

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

Conclusions. Based upon the Controls Evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our Disclosure Controls are not effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer, particularly during the periods when our periodic reports are being prepared and as of the fiscal reporting period ended June 30, 2007. Our CEO and principal financial officer also concluded that our Disclosure Controls are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a lack of adequate resources and personnel. The Company intends to take action to hire additional staff and develop the adequate policies and procedures with said enhanced staff to ensure that adequate Disclosure Controls are in place to allow for effective and timely management and reporting commensurate with the change in the business strategy.

Item 8A (T) - Controls and Procedures

N/A

Item 8B - Other Information

None

PART III

The information required by this Part III (items 9, 10, 11 and 12) is hereby incorporated by reference from the Company's definitive proxy statement which is expected to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year covered by this report.

Item 13. Exhibits

(a)(1) Financial statements - see "Index to Financial Statements" on page 28.

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

3.8	Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, included in the Company's Report on Form 10K- for the fiscal year ended June 30, 2004

4.1	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed January 5, 2005

4.2	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed November 16, 2004

4.3	Form of Investors' Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed November 16, 2004

4.4	Form of Investors’ Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed January 5, 2005

4.5	Form of Agent's Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed November 16, 2004

4.6	Form of Agent’s Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed January 5, 2005

4.7	Form of Securities Purchase Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed July 9, 2005

4.8	Form of Callable Secured Convertible Note, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed September 9, 2005

4.9	Form of Securities Purchase Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed August 9, 2005

4.10	Registration Rights Agreement, Incorporated by reference to Exhibit No. 4.4 of the Company's Current Report on Form 8-K, filed August 9, 2005

4.11	Security Agreement, Incorporated by reference to Exhibit No. 4.5 of the Company's Current Report on Form 8-K, filed August 31, 2005

4.12	Form of Agent's Warrant, Incorporated by reference to Exhibit No. 4.6 of the Company's Current Report on Form 8-K, filed August 31, 2005

4.13	Form of Agreement to Issue Additional Company Interests, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed September 7, 2005

4.14	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed July 7, 2006

4.15	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed October 25, 2006

4.16	Form of Sub-Contracting Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed October 31, 2006

4.17	Form of Callable Secured Convertible Note, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed December 18, 2006

4.18	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed December 18, 2006

4.19	Form of Convertible Debenture, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed May 23, 2007

4.20	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed May 23, 2007

4.21	Form of Security Agreement, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed May 23, 2007

4.22	Form of Subsidiary Gurantee,Incorporated by reference to Exhibit No. 4.4 of the Company's Current Report on Form 8-K, filed May 23, 2007

4.23	Form of Registration Rights Agreement, Incorporated by reference to Exhibit No. 4.5 of the Company's Current Report on Form 8-K, filed May 23, 2007

10.1	J. Jeremy Barbera Employment Agreement, incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000

10.2	Form of Bridge Loan Agreement, Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K, filed February 27, 2006

10.3	Form of Promissory Note, Incorporated by reference to Exhibit No. 10.2 of the Company's Current Report on Form 8-K, filed February 27, 2006

10.4	Form of Warrant, Incorporated by reference to Exhibit No. 10.3 of the Company's Current Report on Form 8-K, filed February 27, 2006

10.5	Form of Registration Rights Agreement, Incorporated by reference to Exhibit No. 10.4 of the Company's Current Report on Form 8-K, filed February 27, 2006

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

10.6	Sub-contracting and distribution agreement, dated as of May 9, 2007 by and among MSGI Security Solutions, Inc., and Apro Media Corp. and the secured parties which are signatories thereto, Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K, filed May 15, 2007

10.7	Form of Securities Purchase Agreement, dates as of May 21, 2007, by and among MSGI Security Solutions, Inc., certain subsidiaries of MSGI and the secured parties which are signatories thereto, Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K, filed May 3, 2007

21	List of Company's subsidiaries

23.1	Consent of Amper, Politziner & Mattia, P.C.

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principle Accountant Fees and Services

The aggregate fees billed by Amper, Politziner & Mattia, P.C., independent accountants, for professional services rendered to MSGI Security Solutions, Inc during the fiscal years ended June 30, 2007 and 2006 were comprised of the following:

	Fiscal Year	Fiscal Year
	2007	2006
Audit Fees	$281,200	$215,300
Tax Fees	30,900	30,900
All other Fees	—	—

Total Fees	$312,100	$246,200

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

Date: October 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive	October 15, 2007
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/ John T. Gerlach	Director	October 15, 2007
John T. Gerlach

/s/ Seymour Jones	Director	October 15, 2007
Seymour Jones

/s/ Joseph Peters	Director	October 15, 2007
Joseph Peters

/s/ David Stoller	Director	October 15, 2007
David Stoller