Form 10KSB/A
period 2007-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2007-10-29
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A

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

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Introduction

MSGI Security Solutions, Inc. ("MSGI" or the "Company"), filed with the Securities and Exchange Commission (the "Commission") its Annual Report on Form 10-KSB for its fiscal year June 30, 2007 (the "2007 Form 10-KSB"), on October 15, 2007.

In accordance with General Instruction G to the Form 10-KSB, the information called for by items 9, 10, 11 and 12 of Part III of Form 10-KSB was not included in the body of the 2007 Form 10-KSB as initially filed, but was incorporated by reference to the Company's Proxy Statement which was expected to be filed with the Commission within 120 days from its fiscal year end. Because the Company has not filed its Proxy Statement within such 120 day period, this Form 10-KSB/A amends the 2007 Form 10-KSB to include such required information.

In addition, MSGI is filing this Amendment on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007 to make immaterial corrections to presentation in the Statement of Stockholders Equity and to Footnote 15 of the financial statments, as well as to certain minor typographical errors in the Annual Report on Form 10-KSB. These typographical errors occurred during the process of preparing the document for electronic filing with the Securities and Exchange Commission. The corrections made have no effect to the Consolidated Financial Statements.

TABLE OF CONTENTS

Part I

Item 1. Business	Page 3 - 15
Item 2. Properties	Page 16
Item 3. Legal Proceedings	Page 16
Item 4. Submission of Matters to a Vote of Security Holders	Page 16

Part II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases	Page 17
Item 6. Management’s Discussion and Analysis or Plan of Operations	Page 17 - 29
Item 7. Financial Statements	Page 30 - 58
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Item 8A Controls and Procedures	Page 59 - 61
Item 8A (T) Controls and Procedures	Page 61
Item 8B Other Information	Page 61

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act	Page 62 - 64
Item 10. Executive Compensation	Page 65 - 69
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 69 - 70
Item 12. Certain Relationships and Related Transactions	Page 71 - 73
Item 13. Exhibits	Page 74 - 75
Item 14. Principal Accountant Fees and Services	Page 76

PART I

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-KSB/A discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, homeland security and other industry trends, demographic changes, competition; the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology, telecommunication and postal costs.

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

The Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. The following acquisitions and dispositions occurred during the past three years:

Date	Name of Company Acquired, Investment Made or Operation Concluded	Service Performed
April 2004
	Acquired 51% of Future Developments America, Inc.	Provider of technology-based products and services specializing in application-specific and custom-tailored restricted-access intelligence products, systems and proprietary solutions .

August 2004	Acquired 51% of Innalogic, LLC	Designs and deploys content-rich software products for a wide range of wireless mobile devices.

December 2004	First investment in Excelsa S.p.A.	Provider of Video Control systems and services for security both for the civilian and military markets.

January 2005	Second investment in Excelsa S.p.A.

May 2005	Renegotiation of second investment in Excelsa S.p.A.

June 2005	Acquired 51% interest in AONet International S.r.L.	Provider of application hosting, data redundancy and disaster recovery services

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

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (“Apro” or “Apro Media”) for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI. The contract requires working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.   On May 21, 2007, MSGI acquired the funding necessary for the execution of the contract, shortly thereafter, made the required payment of $2.5 million to Apro. However, we received our first order through Apro during the three months period ended June 30, 2007 and the first shipment of product under this arrangement occurred on or about September 30, 2007.

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

Item 6. Management’s Discussion and Analysis

Critical Accounting Policies

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. This should be read in conjunction with the financial statements, and notes thereto, included in this Form 10-KSB/A. The following is a brief description of the more significant accounting policies and methods used by the Company.

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

On May 16, 2005, the Company entered into a Restructuring and Subscription Agreement with Excelsa S.p.A. (“Excelsa”), a corporation organized under the laws of the Republic of Italy, and stockholders of Excelsa (other than MSGI) owning in the aggregate more than 51 percent of Excelsa’s issued and outstanding common stock, to acquire additional shares of Excelsa common stock at no additional consideration such that MSGI then owned approximately 19.5% of the issued and outstanding shares of common stock of Excelsa, which the parties agreed better reflects the value of Excelsa under US generally accepted accounting principles. The Company paid approximately $4.2 million for its cumulative investment in Excelsa. As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method of accounting. The Company wrote down the value of its investment in Excelsa to $1,650,000 at June 30, 2006. The Company has since learned that Excelsa has filed for bankruptcy and has ceased operations. As a result, we have fully impaired the investment in Excelsa and realized a loss on the investment of $1,650,000 effective September 30, 2006. (See Note 4 to the financial statements which includes a restatement for the prior quarters as initially reported on Form 10-QSB).

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

During the Current Period, the Company recorded a loss from impairment on the investment in Excelsa of approximately $1.6 million. There was loss of approximately $2.4 million recorded in the Prior Period for such impairment. As of the year ended June 30, 2007, this investment has been fully impaired. See Note 4 to the financial statements for further discussion.

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

As a result of the above, loss from continuing operations item of approximately $12.4 million in the Current Period decreased by $3.1 million over a comparable loss of $15.5 million in the Prior Period.

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

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. At June 30, 2007, the Company had approximately $2.5 million in cash and cash equivalents. The Company believes that existing financing and expected earnings will not meet its current working capital and debt service requirements for the next twelve months, since there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai and Apro. These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

[1] Represents balloon payment at maturity plus interest over term of note due at maturity

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

Callable Secured Convertible Note Financings

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

vFinance note payable:

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 2006 to March 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carried a maturity date of February 28, 2007. The notes were not paid on February 28, 2007, and as a result, the Company was in default of the payment terms of the vFinance notes.

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

Preferred Stock:

Series F:

The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of December 31, 2006, all of the outstanding shares of Series F Preferred Stock have been converted into shares of common stock however the Company had $305,024 of undeclared but accumulated dividends at June 30, 2007. These undeclared dividends may be paid to the former holders of Series F Preferred Stock in additional shares of the Company’s common stock, at the election of the Company, and as declared by the Board of Directors. Such payment is expected to be made by the Company during the fiscal year ended June 30, 2008.

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

/s/ Amper, Politziner & Mattia, P.C.

October 15, 2007
Edison, New Jersey

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,

	2007	2006
ASSETS
Current assets:
Cash	$2,463,691	$-
Inventory	1,061,800	50,176
Other current assets	9,250	13,485
Total current assets	3,534,741	63,661

Investment in Excelsa S.p.A.	-	1,650,000
Property and equipment, net	19,553	153,041
Intangible assets, net	12,613	108,377

Other assets, principally deferred financing costs, net	1,311,787	226,391

Total assets	$4,878,694	$2,201,470

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Cash overdraft	-	8,223
Notes payable	-	1,442,427
8% Callable convertible notes payable	-	2,574,597
Advances from strategic partner - CODA	-	300,000
Accounts payable-trade	1,582,379	1,536,651
Accrued expenses and other current liabilities	1,667,495	1,694,642
Deferred revenues	-	59,332
Current portion of abandoned lease obligation	-	987,348

Total current liabilities	3,249,874	8,603,220
Other liabilities:
Notes payable	600,000	-
8% Callable convertible notes payable-net of discount	1,612,596	-
6% Callable convertible notes payable-net of discount	444,445	-

Total other liabilities	2,657,041	-

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 18,750 shares authorized;
0 and 4,031 shares of Series F issued and outstanding
(liquidation preference $ 305,024 and $1,584,060) at June 30, 2007
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

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2007	2006

Product revenues	$77,895	$76,080
Referral fee revenue - related party	100,000	-
Product revenues - related party	-	50,750
Total revenue	177,895	126,830
Cost of revenue	49,886	38,322
Gross profit	128,009	88,508
Operating costs and expenses:
Salaries and benefits	2,127,453	3,527,859
Research and development - Apro	2,500,000	-
Provision for loss on note receivable from officer	-	1,209,457
Selling, general and administrative	2,882,459	3,800,702
Impairment on investment in Excelsa	1,650,000	2,416,192
Depreciation and amortization	131,819	199,318

Total operating costs and expenses	9,291,731	11,153,528

Loss from operations	(9,163,722)	(11,065,020)
Other income (expense):
Registration penalties	(74,000)	-
Loss on settlement liability to strategic partner-CODA	(811,918)	-
Interest income	617	69,770
Interest expense	(2,332,957)	(4,518,373)
Total other expense	(3,218,258)	(4,448,603)
Loss from continuing operations
before provision for income taxes	(12,381,980)	(15,513,623)
Provision for income taxes	8,964	34,150
Loss from continuing operations	(12,390,944)	(15,547,773)
Discontinued operations:
Loss from discontinued operations-AONet	-	(1,657,952)
Loss from disposal of discontinued operations-AONet	-	(375,976)
Loss from discontinued operations-other	-	(4,537)

Loss from discontinued operations	-	(2,038,465)
Net loss	(12,390,944)	(17,586,238)
Undeclared dividends on preferred stock	15,168	177,767
Net loss attributable to common stockholders	$(12,406,112)	$(17,764,005)

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

The accompanying notes are an integral part of these Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND OTHER COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Common Stock		Preferred Stock		Additional Paid-in	Deferred	Other Comprehensive Income	Accumulated Other Comprehensive Income	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	(Loss)	Deficit	Share	Amount	Totals

Balance June 30, 2005	3,849,540	$38,495	9,844	$98	$233,344,128	$(1,301,974)		$28,974	$(225,835,306)	$(17,662)	$(1,393,710)	$4,880,705
Elimination of deferred compensation
upon adoption of SFAS 123(R)					(1,301,974)	1,301,974						-
Legal fees associated with filing of
a registration statement					(5,104)							(5,104)
Non-cash compensation expense under
SFAS 123(R)					1,523,406							1,523,406
Warrants issued to placement agent in
NIR Group debt financing					57,054							57,054
Warrants issued to notes holders in
NIR Group debt financing					2,629,600							2,629,600
Beneficial conversion value of NIR
Group 8% convertible notes issued					1,066,377							1,066,377
Warrants issued to placement agent
in vFinance debt financing					612,240							612,240
Warrants issued to note holders in
vFinance debt financing					176,114							176,114
Shares of common stock issued to the
NIR Group as payment against
8% convertible notes	75,000	750			272,232							272,982
Conversion of Preferred Series F
shares to common stock	286,189	2,862	(5,813)	(58)	(2,804)							-
Foreign currency translation adjustment							$(28,886)	(28,886)				(28,886)
Net loss							$(17,586,238)		(17,586,238)			(17,586,238)
Total comprehensive loss							$(17,615,124)					-

Balance June 30, 2006	4,210,729	$42,107	4,031	$40	$238,371,269	-		$88	$(243,421,544)	$(17,662)	$(1,393,710)	$(6,401,750)

Non-cash compensation expense under
SFAS 123(R)					486,302							486,302
Conversion of Series F Convertible
Preferred Stock	198,470	1,985	(4,031)	(40)	(1,945)							-
Issuance of Series G Convertible
Preferred Stock			138	1	2,758,236							2,758,237
Issuance of common stock to
corporate officers as a bonus	125,000	1,250			269,750							271,000
Adjustment to fair market value
of warrants issued to lenders and
placement agents					533,271							533,271
Issuance of common stock to
Anyuser, Inc. (a Hyundai designee)	865,000	8,650			471,350							480,000
Issuance of common stock for
Conversion of Series G
Convertible Preferred Stock	2,758,400	27,584	(138)	(1)	(27,583)							-
Issuance of common stock to
lender for repayment of notes	1,318,088	13,181			1,173,100							1,186,281
Issuance of common stock to
strategic partner -CODA	850,000	8,500			1,734,000							1,742,500
Fair market value of warrants
issued to placement agents					732,734							732,734
Fair market value of warrants
issued to lender for settlement of Note					215,319							215,319
Fair market value of warrants
Issued to vendor for services					423,352							423,352
Beneficial conversion
discount on 2005 8% convertible notes					935,565							935,565
Beneficial conversion discount on 6%
convertible notes issued December 2006					2,000,000							2,000,000
Beneficial conversion discount on 6%
convertible notes issued April 2007					1,000,000							1,000,000
Beneficial conversion discount on 8%
Convertible notes issued May 2007					5,000,000							5,000,000
Foreign currency translation adjustment							$(88)	(88)				(88)
Net Loss							(12,390,944)		(12,390,944)			(12,390,944)
Total comprehensive loss							$(12,391,032)
Balance June 30, 2007	10,325,687	$103,257	-	$-	$256,074,720	$		$-	$(255,812,488)	(17,662)	$(1,393,710)	$(1,028,221)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2007	2006
OPERATING ACTIVITIES:
Net loss	$(12,390,944)	$(17,586,238)
Loss from discontinued operations	-	2,038,465
Loss from continuing operations	(12,390,944)	(15,547,773)
Adjustments to reconcile net loss to net cash used
in operating activities:
Provision for loss on note receivable-related party	-	1,209,457
Provision for doubtful accounts	-	115,750
Write off of license agreement deposit	-	500,000
Depreciation	36,056	103,855
Amortization	95,764	95,762
Amortization of deferred financing costs	334,549	482,195
Non-cash compensation expense	757,302	1,523,406
Non-cash interest expense	1,648,383	3,909,510
Impairment on investment in Excelsa	1,650,000	2,416,192
Loss on settlement of liability to strategic partner - CODA	811,918	-
Non-cash expense warrants issued to vendors	423,352	-

Changes in assets and liabilities:
Accounts receivable	-	(14,851)
Inventory	(1,053,143)	(16,153)
Other current assets	4,235	76,411
Other assets	(63,893)	(14,605)
Deferred revenue	(2,000)	59,332
Accounts payable - trade	402,253	1,013,081
Accrued expenses and other liabilities	1,281,652	997,280

Net cash used in continuing operations	(6,064,516)	(3,091,151)
Net cash provided by discontinued operations	-	243,654
Net cash used in operating activities	(6,064,516)	(2,847,497)
INVESTING ACTIVITIES:
Purchase of investment in Excelsa	-	(3,115)
Purchases of property and equipment	(5,715)	(44,953)
Deposit on license agreement	-	(500,000)
Increase in related party note receivable	-	(69,770)

Net cash used in continuing operations	(5,715)	(617,838)
Net cash used in discontinued operations	-	(605,888)
Net cash used in investing activities	(5,715)	(1,223,726)

FINANCING ACTIVITIES:
Proceeds from the issuance of the 8% convertible notes	5,000,000	3,000,000
Payment of deferred financing costs	(440,000)	(439,473)
Payments of 8% convertible notes	-	(136,364)
Proceeds from issuance of 6% convertible notes	3,000,000	-
Deferred financing costs related to issuance of 6% convertible notes	(243,715)	-
Amounts received from Hyundai Syscomm	500,000	-
Proceeds from notes payable	-	1,849,585
Payments of notes payable	-	(300,000)
Advance from strategic partner	959,474	300,000
Payments made to strategic partner	(233,526)
Costs in connection with registration of stock	-	(5,104)
Bank overdraft	(8,223)	8,223

Net cash provided by continuing operations	8,534,010	4,276,867
Net cash used in discontinued operations	-	(289,407)
Net cash provided by financing activities	8,534,010	3,987,460
Change in accumulated other comprehensive income	(88)	(28,886)
Net increase (decrease) in cash	2,463,691	(112,649)
Cash at beginning of year	-	112,649
Cash at end of year	$2,463,691	$-

Supplemental disclosure of cash paid:

Interest	$34,600	$-

See Note 19 for further supplemental cash flow information.

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. LIQUIDITY AND COMPANY OVERVIEW:

Liquidity:

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company was also in default of its debt service payments and other provisions of certain notes payable, but has successfully reached a resolution to these defaults (See Note 6). The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai and Apro. The Company is in the process of consummating certain strategic transactions that may provide significant capital. The Company has engaged the investment banking firm of HC Wainwright to raise additional capital to fund operations and funding events were successfully closed on December 13, 2006, April 4, 2007 and May 21, 2007 (See Notes 5 and 6). There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above and Note 15), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement.

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

The Company has taken a position that all of the transactions described above associated with Hyundai and Apro should be “bundled” and viewed together analogous to the concepts of EITF No. 00-21, and in consideration that all of the transactions with Hyundai have not yet been finalized. The Company had recognized a receivable and an equal amount in liability for the initial $500,000 license fee in the quarter ended September 30, 2006. As a result of the issuance of the 865,000 shares of common stock to Hyundai in the quarter ended December 31, 2006, $480,000 of the $500,000 liability (commensurate with the percentage of the shares issued out of the total subscription agreement) associated with the License Agreement has been reclassified from liabilities to additional paid in capital. As no other revenue or equity transactions occurred during fiscal 2007, there was no further accounting considerations required. Further, as the issuance of the warrants is conditioned upon the receipt of sales orders to be fulfilled by MSGI, these warrants are considered conditionally issued, and the resultant charge to operations will be recognized when the condition is met.

Other Operations:

On August 18, 2004, the Company acquired a 51% interest in Innalogic, LLC. In August 2005, MSGI’s equity ownership stake in Innalogic LLC increased to 76%. In September 2007, MSGI’s equity ownership stake in Innalogic LLC increased to 84%. Innalogic LLC is a wireless software product development firm that works with clients to custom-design technology products that meet specific user, functional and situational requirements. Innalogic has a recognized core competency in an area of increasingly vital importance to security: delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public-safety and security applications over wireless or wired networks. Innalogic has the resources and expertise to design and install building-wide wireless networks. The network’s technological foundation is a custom-designed network Command Center utilizing Innalogic’s proprietary SafetyWatch™ software. Innalogic-designed networks integrate with a building’s existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications. Importantly, Innalogic’s wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online. On April 1, 2007, Innalogic LLC executed a non-exclusive licensing agreement with the CODA Octopus Group, Inc. (“CODA”) whereby CODA assumed certain development and operational responsibilities and has the right to market the Innalogic proprietary technology to its client base in return for a royalty payment of 20% of all revenues earned from the sale of Innalogic technologies (See Note 7).

The Company, through its subsidiary Future Developments America, Inc. (“FDA”), is a non-exclusive licensee in the United States of certain products developed by Future Developments Limited (“FDL”) and of other products developed by outside organizations. The Company is also entitled to receive royalties on certain sales of products by FDL. FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The Company has not yet sold any FDA products or received any royalties.

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

The Company learned that Excelsa had filed for bankruptcy in January 2007 and has ceased operations. As a result, we have fully impaired the investment in Excelsa and recognized a loss on the investment of $1,650,000 as of September 30, 2006 (See Note 4), which includes a restatement for the prior quarters.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Operations of subsidiaries acquired during the year are recorded from the date of the respective acquisition. Operations of any subsidiaries sold, or where control is lost, or where a plan has been instituted to dispose of an operation are presented as discontinued operations (See Note 3) for all periods presented and the results of those operations and financial position of those operations are reclassified into discontinued operations. Investments in unconsolidated subsidiaries where the Company has less than a 20% ownership interest and does not exert significant control and influence are recorded on the cost basis.

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on an other than temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. The Company adopted the principles of SFAS No. 157, issued in September 2006, to determine the estimated fair value of its investment in Excelsa, as described in detail in Note 4.

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

Segment Information:

The Company believes it has only one reporting segment from continuing operations, the securities technologies segment. The operations of AONet which constituted our data center technologies product and service line is reported as discontinued operations in the year ended June 30, 2006 (see Note 3).

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

3. TRANSACTIONS WITH AONET INTERNATIONAL SRL

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

4. INVESTMENTS

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

As the Company has less than 20% ownership interest in Excelsa and does not have the ability to exercise significant influence over Excelsa, this aggregate investment is accounted for under the cost method. As of June 30, 2006, as we were given an indication that sales of Excelsa had declined, we evaluated the possibility of impairment to our investment in Excelsa. We determined that the investment in Excelsa currently had a fair value of $1,650,000. We followed the principles contained in SFAS No. 157 “Fair Value Measurements,” which was issued in September 2006, to determine its fair value estimate. The Company did not have a “market approach” based valuation or “income approach” based valuation to make its determination. Therefore the Company utilized the principles contained under SFAS 157; a weighted average of two “cost approach” metrics (Level 3 Hierarchy as defined in SFAS No. 157) as follows: 1.) a multiple of annualized historical revenues recognized by Excelsa (carrying a 2/3 portion of the weighted calculation) and 2.) the most recently reported book value of Excelsa (carrying a 1/3 portion of the weighted calculation). The Company believes this valuation is most representative of fair value within the range of values produced by these two metrics. If we used a multiple of annualized historical revenues that was 1 times more or less than the factor used in the calculated fair value, fair value would have been greater or lesser by approximately $540,000. The resulting impairment expense of $2,416,192 was recognized as a loss on the investment in Excelsa as of June 30, 2006. The Company has since learned that Excelsa has since filed for bankruptcy in January 2007 and has ceased operations.

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

	As reported	Restatement Adjustment	As revised and restated
For the three months ended September 30, 2006
Total Assets	$2,575,901	$(1,650,000)	$925,901
Net Loss Attributable to Common shareholders	(1,391,031)	(1,650,000)	(3,041,031)
Weighted average shares outstanding	4,300,950		4,300,950
Basic and Diluted Loss per share attributable to common shareholders	$(0.32)		$(0.71)

For the six months ended December 31, 2006
Total Assets	$3,328,154	$(1,650,000)	$1,678,154
Net Loss Attributable to Common shareholders	(2,659,946)	(1,650,000)	(4,309,946)
Weighted average shares outstanding	4,702,909		4,702,909
Basic and Diluted Loss per share attributable to common shareholders	$(0.57)		$(0.92)

For the nine months ended March 31, 2007
Total Assets	$2,494,584	$(1,650,000)	$844,584
Net Loss Attributable to Common shareholders	(4,615,857)	(1,650,000)	(6,265,857)
Weighted average shares outstanding	5,159,526		5,159,526
Basic and Diluted Loss per share attributable to common shareholders	$(0.89)		$(1.21)

There would have been no impact to the three months periods ended December 31, 2006 and March 31, 2007.

During the year ended June 30, 2006, MSGI sold approximately $50,000 of products to Excelsa at normal selling terms.

5. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

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

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the “8% Debentures”) and warrants for the purchase of up to 1,785,713 of common stock, exercisable over a five year period at an exercise price of $2.00.

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

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Notes based on their fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Amortization expense was $185,185 for the year ended June 30, 2007. Should the 8% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

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

6. 6% CALLABLE CONVERTIBLE NOTES PAYABLE

The 6% Callable Convertible Notes Payable consist of the following as of June 30, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2007, net of discount
6% Notes	Dec. 13, 2009	$2,000,000	$1,638,889	$361,111
6% April Notes	April 4, 2010	1,000,000	916,666	83,334
Total				$444,445

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The conversion of the 6% Notes and the exercise of the warrants were subject to stockholder approval, which the Company received on March 6, 2007 (see Note 18).

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

vFinance note payable

During the months of February and March 2006, the Company entered into a series of promissory notes with various private lenders. The notes closed in a series of four transactions over the period of February 2006 to March 2006. Gross proceeds in the amount of $799,585 were obtained and the notes carry an aggregate repayment total of $975,103 (which includes imputed interest of $175,518 or 21.95%) which is due and payable upon maturity. The notes carried a maturity date of February 28, 2007. The notes were not paid on February 28, 2007, and as a result, the Company was in default of the payment terms of the vFinance notes.

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

Other Notes Payable

During December 2005, the Company issued a short-term note in the amount of $250,000. This loan bore interest at a rate of 10% through June 30, 2006 and had an annual imputed interest rate of 18.25%. Further, the full amount of interest was to be paid to the lender regardless of any possible early payment of principal. This amount has been paid in full through the issuance to the lender of Series G Convertible Preferred Stock in December 2006 and the subsequent conversion of such preferred stock into shares of common stock.

8. ABANDONED LEASE OBLIGATION

In December 2002, the Company terminated a lease for abandoned property. Under the termination agreement, the Company was obligated to pay $20,000 per month until August 2010, which liability was fully accrued at that point. On December 22, 2006, the Company issued shares of Series G Preferred Stock to the landlord and its designee for then outstanding $1.0 million remaining obligation, which reduced the liability to $100,000. On March 6, 2007, the shares of Series G Preferred Stock converted into shares of the Company’s common stock automatically upon the approval of the shareholders (See Note 18). The remaining $100,000 balance was paid by the Company in cash during the year ended June 30, 2007. There was no gain or loss recorded on this transaction.

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

10. INTANGIBLE ASSETS:

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

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2007 and 2006 consist of the following:

	2007	2006
Accrued Salaries and Benefits	$481,290	$972,336
Accrued audit and tax preparation fees	247,090	213,040
Accrued legal fees	26,500	58,085
Accrued consulting fees	-	126,000
Accrued interest	365,802	60,767
Accrued travel & entertainment	16,669	118,487
Accrued penalty for stock registration	74,000	63,400
Accrued taxes	26,907	17,907
Accrued Board fees	205,125	12,086
Accrued Settlement of abandoned contract	150,000	-
Other	74,112	52,534
Total	$1,667,495	$1,694,642

12. RELATED PARTY TRANSACTIONS:

On December 31, 2001, the Company advanced $1,000,000 pursuant to a promissory note receivable agreement with Mr. J. Jeremy Barbera due and payable to the Company at maturity, October 15, 2006. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of the officer and is being amortized as interest income over the term of the note using the straight-line method. The note receivable was collateralized by current and future holdings of MSGI common stock owned by the officer and bore interest at prime. Interest was due and payable yearly on October 15th. The Company recognized interest income of $69,770 for the year ended June 30, 2006. As of June 30, 2006, interest due of approximately $162,600 was in arrears. Since collectibility of the note receivable was uncertain, the Company had provided for the loss of the note receivable during the year ended June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable at that point. The full amount had been written off during the fiscal year ended June 30, 2006.

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

See Note 1 for description of transactions with Hyundai and Note 7 for description of transactions with CODA.

13. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases certain office space. All of the Company’s current leases are for short-terms less than one year and are cancelable. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all leases as of June 30, 2007 are as follows:

Rent Expense
2008	50,000
$50,000

Rent expense was approximately $199,600 and $182,000 for fiscal years ended June 30, 2007 and 2006, respectively.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

14. PREFERRED STOCK:

Series F

In November 2004, the Company entered into a private placement agreement with certain strategic investors in which the Company sold an aggregate of 9,376 shares of Series F Convertible Preferred Stock, par value $.01 ("Series F Preferred Stock") and warrants to acquire 230,797 shares of common stock for gross proceeds of $3 million. The preferred stock was convertible into shares of common stock, at any time at the option of the holder, at a conversion rate of $6.50. Further, registration rights of the holders of Series F Preferred Stock called for a registration statement to be filed by the Company with the Securities and Exchange Commission, covering the resale of the shares of the Company's common stock underlying the Series F Preferred Shares (the "Reserved Shares"), within 180 days of the initial closing date, November 10, 2004. In the event that the Company did not file such registration statement within 180 days, the Company would have to issue to the holders additional shares of Series F Preferred Shares equal to 5% of the number of Reserved Shares issued in the private placement, for each 30 day period, following the 180 day period, during which such registration statement has not been filed. The registration statement was not filed within the initial 180 day period, but was filed within the next 30 day period. Therefore, the Company issued an additional 468.8 Series F Preferred Stock, which was convertible into approximately 23,079 shares of common stock. The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. During the year ended June 30, 2006, approximately 5,813 shares of Series F preferred stock were converted into common stock. During the year ended June 30, 2007, 4,031 shares of Series F Preferred Stock were converted to 198,470 shares of common stock. As of June 30, 2007, all of the outstanding shares of Series F Preferred Stock have been converted into shares of common stock. The Company has $305,024 of undeclared but accumulated dividends at June 30, 2007. Since these dividends have not yet been declared, they are not accrued. However, these dividends have been reflected in each period earned in determining net loss available to common stockholders.

Series G

On December 20, 2006, MSGI filed a certificate of designation with the Secretary of State of the State of Nevada to designate 200 shares of the Company's preferred stock, par value $0.01, as Series G Preferred Stock with a stated value of $20,000 per share. The Company had previously entered into Subscription Agreements with certain vendors, officers and employees of the Company for the issuance of a total of approximately 150 shares of Series G Preferred Stock, in exchange for the conversion of debt owed by the Company for past due invoices and accrued salary of approximately $3.0 million. The Series G Preferred Stock automatically converted into common stock of the Company once the holders of a majority of the common stock of the Company approved such conversion, at a conversion rate of the higher of $1.00 per share or the market price as of the day the stockholders approve such conversion. The Company obtained such approval at the Special Meeting of the Stockholders held on March 6, 2007 (See Note 18). The market price at the close of business on March 6, 2007 was $0.90, therefore the effective conversion rate of the Series G Preferred Stock was $1.00. The conversion rate of $1.00 will not result in any beneficial conversion feature effect to the Company. All Series G Preferred Stock was deemed issued and converted to common stock as of March 6, 2007, which resulted in the issuance of 2,758,400 shares of common stock and the conversion of $2,758,400 of liabilities (including $642,200 in accrued salaries to officers) from our balance sheet.

There are no outstanding shares of any series of preferred stock as of the period ended June 30, 2007.

15. COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

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

During 2007, the Company issued 850,000 shares to CODA as payment of amounts due (See Note 7). In connection with this transaction, CODA assumed certain development and operational obligations of Innalogic, and entered into license agreement for the Innalogic technology. The Company recognized a loss of $811,918 on the settlement transaction, representing the excess fair value of the shares issued as compared to the obligations due CODA.

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

2007
Expected term (years)	6.00
Dividend yield	None
Expected Volatility	140% - 142%
Risk-free interest rate	4.75%
Forfeiture rate	0%

Weighted average fair value
Options issued equal to market value	$1.39
Options issued below market value	$1.98

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

The following summarizes the stock option transactions under the 1999 Plan for the two years ended June 30, 2007:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2005	520,000	$1.50 to $7.00	$2.40

Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2006	520,000	$1.50 to $7.00	$2.40	$466,550

Granted	475,000	$1.40 to $1.50	$1.49	$2,500
Exercised	—
Cancelled	10,000	$4.45	$4.45

Outstanding at June 30, 2007	985,000	$1.40 to $7.00	$1.94	$4,650

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

As of June 30, 2007, 523,332 options are exercisable, with an aggregate intrinsic value of $2,250 and a weighted average contractual life of 6.8 years. The weighted average exercise price of all outstanding options is $1.98 and the weighted average remaining contractual life is 8.2 years. At June 30, 2007, 140,122 options were available for grant.

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

In December 2006, the Company adjusted the exercise price of certain previously issued warrants to certain lenders and placement agents. This adjustment was mandated by certain anti−dilution and exercise price protection provisions in the previously issued warrants agreements. The Company used the Black-Scholes model to value the modification and recorded an expense of $250,000. See discussion of the effects of the fiscal 2007 modifications of the warrants issued to lenders in Note 5, 6 and 7.

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

16. INCOME TAXES:

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

18. SPECIAL MEETING OF THE STOCKHOLDERS

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

Proposals number 1 - 4 passed. Proposal number 5 did not pass.

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

20. SUBSEQUENT EVENTS:

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

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 8 A - Controls and Procedures

Annual Evaluation of the Company's Disclosure Controls and Internal Controls. As of the end of the period covered by this Annual Report on Form 10-KSB/A, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"), and its "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was done under the supervision and with the participation of our chief executive officer ("CEO") and principal financial officer. Rules adopted by the Securities and Exchange Commission ("SEC") require that in this section of the Annual Report we present the conclusions of the CEO and the principal financial officer about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

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

Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. In the professional auditing literature, "significant deficiencies" are control deficiencies that adversely affects the entity’s ability to record, process, summarize and report financial data in the financial statements such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A "material weakness" is defined in the auditing literature as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement to the financial statements will not be prevented or detected by the entity’s internal control.We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

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

Conclusions. Based upon the Controls Evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our Disclosure Controls are not effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer, particularly during the periods when our periodic reports are being prepared and as of the fiscal reporting period ended June 30, 2007. Our CEO and principal financial officer also concluded that our Disclosure Controls are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a lack of adequate resources and personnel. The Company intends to take action to hire additional staff and develop the adequate policies and procedures with said enhanced staff to ensure that adequate Disclosure Controls are in place to allow for effective and timely management and reporting commensurate with the recent change in the business strategy.

Item 8A (T) - Controls and Procedures

N/A

Item 8B - Other Information

None

PART III

Item 9 - Directors, Executive Officers, Promoters, Control Persons and Corporate Governance: Compliance With Section 16(a) of the Exchange Act

The Company's executive officers and directors and their positions with MSGI are as follows:

Name	Age	Positions and Offices, if any, Held	Director Since
J. Jeremy Barbera	50	Chairman of the Board of Directors	1996
		and Chief Executive Officer
Richard J. Mitchell, III	48	Chief Accounting Officer, Treasurer
		and Secretary
Joseph C. Peters	50	President and Director	2004
John T. Gerlach	75	Director	1997
Seymour Jones	76	Director	1996
David C. Stoller	57	Director	2004

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

Mr. Gerlach has been a Director of the Company since December 1997. Mr. Gerlach is Chairman of the M&A Committee and a member of the Audit and Compensation Committees of the Board of Directors. He is currently Senior Executive Professor with the graduate business program and Associate Professor of Finance at Sacred Heart University in Fairfield, CT. Previously, Mr. Gerlach was a Director in Bear Stearns' corporate finance department, with responsibility for mergers and financial restructuring projects, President and Chief Operating Officer of Horn & Hardart and Founder and President of Consumer Growth Capital. Mr. Gerlach also serves as a director for Uno Restaurant Co., SAFE Inc., Cycergie (a French company), Akona Corp., and the Board of Regents at St. John's University in Collegeville, MN. Mr. Gerlach is also a member of an advisory board for Drexel University’s College of Business & Administration.

Mr. Jones has been a Director of the Company since June 1996 and is a member of the Audit Committee of the Board of Directors. Mr. Jones has been Professor of Accounting at New York University since September 1993. From April 1974 to September 1995, Mr. Jones was a senior partner of the accounting firm of Coopers and Lybrand, a legacy firm of PriceWaterhouseCoopers LLP. In addition to 40-plus years of accounting experience, Mr. Jones has more than ten years of experience as an arbitrator and an expert witness, particularly in the areas of fraud, mergers and acquisitions, and accounting matters. Mr. Jones also functions as a consultant to Milberg Factors Inc. and CHF Industries Inc., and serves as a director for Arotech Corporation.

Mr. Stoller has served as a Director of the Company since March 2004, and is a member of the Audit Committee. Mr. Stoller has been involved in public and private finance for the last 20 years. Mr. Stoller began his professional career as an attorney. He was partner and co-head of global finance for Milbank, Tweed, Hadley & McCloy, LLP where he helped build one of the world's largest and most successful finance practices, participating personally in financings totaling more than $4 billion. At the end of 1992, Mr. Stoller joined Charterhouse Group International, a large New York City-based private equity firm, as chairman of its Environmental Capital Group. In 1993, Mr. Stoller, through the Charterhouse Environmental Group, launched American Disposal Services, an integrated waste management company that ultimately acquired and consolidated, with $34 million in equity capital, more than 70 waste management companies, located principally in the Midwest. American Disposal had a successful initial public offering in July 1996, and shortly afterward, Mr. Stoller, still chairman, became a general partner at Charterhouse and actively participated in raising $1 billion for Charterhouse's third private equity fund. American Disposal was sold in 1998 to Allied Waste for a price exceeding $1.3 billion. In August of 1998, Mr. Stoller left Charterhouse to launch Americana Financial Services, raising over $25 million in private equity capital. Americana (now the American Wholesale Insurance Group) is currently one of the top five largest private wholesale insurance brokerages in the United States. In 2002, Mr. Stoller launched TransLoad America LLC, which is principally in the business of transloading and transporting waste materials by rail, with an initial focus on the northeastern section of the United States. Mr. Stoller holds a B.A. from the University of Pennsylvania, an M.A. from the Graduate Faculty of the New School for Social Research, and a J.D. from Fordham University School of Law. He is also a graduate of the Harvard Business School Advanced Management Program.

Relationships and Interests in Proposals; Involvement in Certain Legal Proceedings

There are no family relationships among any of the directors or executive officers of MSGI Security Solutions, Inc. and no arrangements or understandings exist between any director or nominee and any other person pursuant to which such director or nominee was or is to be selected at the Company’s next annual meeting of stockholders. No director or officer is party to any corporate relevant legal proceeding.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2007, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2007.

Code of Ethics

The Company has adopted a written Code of Ethics and Business Conduct, which complies with the requirements for a code of ethics pursuant to Item 406(b) of Regulation S-B under the Securities Exchange Act of 1934, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code of Ethics and Business Conduct will be provided, without charge, to any shareholder who sends a written request to the Chief Accounting Officer of MSGI at 575 Madison Avenue, New York, NY 10022. Any substantive amendments to the code and any grant of a waiver from a provision of the code requiring disclosure under applicable SEC rules will be disclosed in a report on Form 8-K.

Board of Directors and Committee Information

The Board of Directors of MSGI Security Solutions, Inc. currently has two standing committees, the Audit Committee and the Compensation Committee. As described below, the entire Board of Directors acts with respect to nomination and corporate governance matters.

Audit Committee

The Company's Board of Directors has established a standing audit committee, which is currently comprised of the following directors: Mr. Seymour Jones, Mr. John T. Gerlach and Mr. David C. Stoller. All members of the audit committee are non-employee directors and satisfy the current standards with respect to independence, financial expertise and experience. Our Board of Directors has determined that Mr. Seymour Jones meets the Securities and Exchange Commission's definition of "audit committee financial expert."

Compensation Committee

The members of the Compensation Committee during fiscal year 2007 were Mr. Seymour Jones, Mr. Joseph Peters, and Mr. John Gerlach. Mr. Gerlach is Chairman of the Committee. Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal years 2006 and 2007. Mr. Peters served as a member of the committee in fiscal year 2007. Mr. Peters was also an officer and employee of the Company during the fiscal year ended June 30, 2007.

Nomination Matters

The Board of Directors does not currently have a nominating committee or a committee performing similar functions. Given the size of the Company and the historic lack of director nominations by stockholders, the Board has determined that no such committee is necessary. Similarly, although the Company’s By-laws contain procedures for stockholder nominations, the Board has determined that adoption of a formal policy regarding the consideration of director candidates recommended by stockholders is not required. The Company intends to review periodically both whether a more formal policy regarding stockholder nominations should be adopted and whether a nominating committee should be established. Until such time as a nominating committee is established, the full Board, which includes two directors employed by the Company and therefore not “independent” under applicable standards, will participate in the consideration of candidates. The Board does not utilize a nominating committee charter when performing the functions of such committee. The procedures for stockholder nominations and the desired qualifications of candidates, among other nominations matters, did not change during the 2007 fiscal year.

Item 10 - Executive Compensation:

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2007 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

	Fiscal
	Year							Non-Equity	Non-qualified
	Ended	Annual	Annual	Stock		Option		Incentive	Deferred	All Other
Name and Principal	June 30,	Salary	Bonus	Awards		Awards		Compensation	Compensation	Compensation		Total

Position

J. Jeremy Barbera (1)	2007	$387,500	—	$210,000	(4)	$278,000	(6)	—	—	$1,162,600	(9)	$2,038,100
Chairman of the	2006	350,000	—	—		—		—	—	—		350,000
Board and Chief
Executive Officer

Joseph Peters (2)	2007	100,000	—	61,000	(5)	69,500	(7)	—	—	—		230,500
President and Director	2006	200,000	—	—		—		—	—	—		200,000

Richard J. Mitchell III (3)	2007	125,000	—	—		118,900	(8)	—	—	25,000	(10)	268,900
Chief Accounting Officer 2006		125,000	—	—		—		—	—	—		125,000
Treasurer and Secretary

(1)
In February 2003, Mr. Barbera voluntarily forgave a portion of his compensation to effect a reduction of approximately 30% to $350,000. Beginning in January 2005, Mr. Barbera elected to defer a portion of his compensation for the third and fourth quarters of the fiscal year ended June 30, 2005 until further notice. During the fiscal year ended June 30, 2006, Mr. Barbera deferred an additional $92,038 of his compensation. The deferred compensation totaled approximately $215,692 at June 30, 2006. The deferred compensation was paid during fiscal year ended June 30, 2007 through the issuance of convertible preferred series G stock to Mr. Barbera. Mr. Barbera elected to return his compensation level to the contractual obligation of $500,000 annually on April 1, 2007.

(2)
During the fiscal year ended June 30, 2006, Mr. Peters deferred approximately $82,400 of his salary. This deferred salary was paid to Mr. Peters during the fiscal year ended June 30, 2007 by issuance of shares of convertible preferred series G stock. The salary of Mr. Peters has been reduced to $100,000 annually as of December 1, 2006.

(3)
During the fiscal year ended June 30, 2006, Mr. Mitchell deferred approximately $61,100 of his salary. This deferred salary was paid to Mr. Mitchell during the fiscal year ended June 30, 2007 through the issuance of shares of convertible preferred series G stock.

(4)
On May 7, 2007, the Board of Directors voted unanimously to authorize the issuance of 300,000 shares of the Company’s common stock to Mr. Barbera as an incentive to retain the services of Mr. Barbera. The shares are to be issued in three equal installments of 100,000 shares each over a period of three years. The first issuance of 100,000 occurred on May 7, 2007. The shares were valued at the current market price of $2.10 per share resulting in an aggregate value of $210,000. The remaining 200,000 shares authorized will be issued to Mr. Barbera in installments of 100,000 each on May 7, 2008 and May 7, 2009.

(5)
In July 2007, the Board of Directors voted unanimously to authorize the issuance of 25,000 shares of the Company’s common stock to Mr. Peters as an incentive to retain the services of Mr. Peters. These shares were issued to Mr. Peters on July 5, 2007. The shares were valued at the current market price of $2.44 resulting in an aggregate value of $61,000.

(6)
Represents options to purchase 200,000 shares of the Company’s common stock at $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The dollar amount presented represents the aggregate fair value of the award on the date of grant. This fair value was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected term of 6 years. None of these options are exercisable at June 30, 2007. There were no such issuances in the prior year.

(7)
Represents options to purchase 50,000 shares of the Company’s common stock at $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The dollar amount presented represents the aggregate fair value of the award on the date of grant. This fair value was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected term of 6 years. None of these options are exercisable at June 30, 2007. There were no such issuances in the prior year.

(8)
Represents options to purchase 25,000 shares of the Company’s common stock at $1.40 per share and 50,000 shares at $1.50 per share. Options were issued on May 7, 2007 and June 29, 2007, respectively, and expire 10 years from the dates of issuance. The dollar amount presented represents the aggregate fair values of the award on the date of grant. The fair value of the May 7 grant was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 140.9%, risk-free interest rate of 4.75% and an expected term of 6 years. The fair value of the June 29 grant was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected term of 6 years. None of these options are exercisable at June 30, 2007. There were no such issuances in the prior year.

(9)
Represents the principal value of $1,000,000 of a note payable to the Company plus accrued interest of $162,600, which was forgiven by unanimous vote of the Board of Directors during the fiscal year ended June 30, 2007.

(10)
On May 7, 2007, the Board of Directors voted unanimously to authorize the payment of a one-time bonus of $25,000 to Mr. Mitchell as an incentive to retain the services of Mr. Mitchell. This bonus was paid by the Company on May 18, 2007.

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

There were 475,000 options granted during the fiscal year ended June 30, 2007. There were no options granted in the fiscal year ended June 30, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised options, unvested stock and quity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year 2007:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securites Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

J. Barbera	100,000	(1)	—		—	1.50	3/24/14	—		—		—	—
	200,000	(2)	—		—	1.50	3/24/14	—		—		—	—
	—		200,000	(6)	—	1.50	6/29/17	200,000	(10)	300,000	(11)	—	—

J. Peters	20,000	(3)	—		—	4.13	3/24/14	—		—		—	—
	53,332	(4)	26,668	(4)	—	7.00	3/01/15	—		—		—	—
	—		50,000	(7)	—	1.50	6/29/17	—		—		—	—

R. Mitchell	10,000	(5)	—		—	1.50	3/24/14	—		—		—	—
	—		25,000	(8)	—	1.40	5/07/17	—		—		—	—
	—		50,000	(9)	—	1.50	6/29/17	—		—		—	—

(1)	Represents grant of options to purchase 100,000 shares of common stock at $1.50 per share, vested immediately, with a term of 10 years.

(2)	Represents a grant of options to purchase 200,000 shares of common stock at $1.50 per share, vested over three years on each anniversary date of the grant, with a term of 10 years.

(3)	Represents a grant of 20,000 options to purchase common stock at $4.13 per share, vested over three years on each anniversary date of the grant, with a term of 10 years.

(4)	Represents a grant of 80,000 options to purchase common stock at $7.00 per shares, vested over three years on each anniversary date of the grant, with a term of 10 years.

(5)	Represents a grant of 10,000 options to purchase common stock at $1.50 per shares, vested over three years on each anniversary date of the grant, with a term of 10 years.

(6)	Represents a grant of 200,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.

(7)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.

(8)	Represents a grant of 25,000 options to purchase common stock at $1.40 per shares, vested over three years on each anniversary date of the grant, with a term of 10 years.

(9)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.

(10)
Represents remaining shares to be issued from a grant of 300,000 shares total, authorized by unanimous vote of the Board of Directors on May 7, 2007, to be issued in equal installments of 100,000 on each of the follow two anniversary dates of the grant.

(11)	Represents the fair value of the remaining 200,000 shares to be issued at the closing price of $1.50 on June 29, 2007.

Equity Compensation Plan Information

	Number of securities to be	Weighted-average	Number of Securities remaining
	issued upon	exercise	available
	exercise of	price of	for future
	outstanding	outstanding	issuances
	options,	options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans
approved by security holders
1999 Stock Option Plan (1)	985,000	$1.94	140,122
Executive Options (1)	40,000	$2.81	—

Equity compensation plans not
approved by security holders	—	—	—

Total	1,025,000	$1.97	140,122

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

COMPENSATION OF DIRECTORS

Beginning in October 2003, directors who are not employees of the Company receive an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. The Directors agreed to waive the annual option grant for the fiscal years ended June 30, 2003, 2004, 2005 and 2006. The annual options grants previously waived were issued on June 29, 2007.

The following table sets forth certain information regarding all compensation earned by directors for the Company’s 2007 fiscal year.

	Fees Earned						Nonqualified
	or Paid					Non-Equity	Deferred
	in		Stock	Option		Incentive Plan	Compenstion	All Other
	Cash		Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)		($)	($)		($)	($)	($)	($)

J. Gerlach	$17,500	(1)	—	$69,500	(2)	—	—	—	$87,000

S. Jones	$17,000	(1)	—	$69,500	(2)	—	—	—	$86,500

D. Stoller	$15,500	(1)	—	$69,500	(2)	—	—	—	$85,000

(1)
Represents compensation of an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee.

(2)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

The Company had entered into employment agreements with only one of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of the Company by the Board, effective March 31, 1997. Mr. Barbera had previously also served as President and CEO of MSGI Direct. Mr. Barbera entered into a new employment agreement effective January 1, 2000. The agreement provides for a three year term expiring December 31, 2002 (the "Employment Term"). The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. The $500,000 annual salary for Mr. Barbera under his employment agreement reflected a raise from $350,000. Notwithstanding, Mr. Barbera forgave this increase for the period January 2000 through December 2000. In March 2002, Mr. Barbera agreed to decrease his annual salary to $450,000. In December 2003, Mr. Barbera agreed to further decrease his annual salary to $350,000. In April 2007, Mr. Barbera’s annual salary was returned to the contractually obligated level of $500,000. The Employment Agreement was automatically renewed for up to an additional three years and will now expire on December 31, 2008. In March 2004, Mr. Barbera was granted stock options to purchase 75,000 shares of Common Stock of the company at $1.50 per share, all of which are now fully vested as of June 30, 2007. On February 7, 2005, upon approval of an increase of the number of options available under the 1999 Plan by a vote of shareholders, Mr. Barbera was granted stock options to purchase 225,000 shares of Common Stock of the company at $1.50 per share, all of which are now fully vested as of June 30, 2007. On June 29, 2007, Mr. Barbera was granted stock options to purchase 200,000 shares of Common Stock of the company at $1.50 per share. These options vest in equal installments over an 18 month period beginning one month from the date of issuance. If Mr. Barbera is terminated without cause (as defined in the agreement), then the Company shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during fiscal year 2007 were Seymour Jones, Joseph Peters, and John Gerlach. Mr. Gerlach was Chairman of the Committee. There were no compensation interlocks.

Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal year 2007. Mr. Peters was also an officer and employee of the Company during the fiscal year ended June 30, 2007.

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

Respectively submitted,
COMPENSATION COMMITTEE
John T. Gerlach

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock - Five Percent Holders

The following table sets forth, as of September 30, 2007, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common	Anyuser, Inc. (2)	900,000	8.39%
	228 Hamilton Ave
	Palo Alto, CA 94301

	Coda Octopus Group, Inc.	850,000	8.24%
	245 Park Avenue
	New York, NY 10167

(1)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of September 30, 2007 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.

(2)	Anyuser, Inc. is an affiliate of Hyundai Syscomm Corp.

Common Stock - Management

The following table sets forth, as of September 30, 2007, certain information certain information concerning the ownership of the Company’s common stock of each (i) director, (ii) nominee, (iii) executive officers and former executive officers named in the Summary Compensation Table and referred to as the “Named Executive Officers,” and (iv) all current directors and executive officers of the Company as a group.

Title of	Name and Address of	Beneficial	Percent of
Class	Beneficial Owner	Ownership (1)	Class

Common	J. Jeremy Barbera (2)	1,200,000	10.7%
	575 Madison Ave
	New York, NY 10022

Common	Seymour Jones (3)	115,292	1.0%
	575 Madison Ave
	New York, NY 10022

Common	John Gerlach (4)	113,609	1.0%
	575 Madison Ave
	New York, NY 10022

Common	David Stoller (5)	70,000	*
	575 Madison Ave
	New York, NY 10022

Common	Joseph Peters (6)	327,400	2.9%
	575 Madison Ave
	New York, NY 10022

Common	Richard Mitchell (7)	169,200	1.5%
	575 Madison Ave
	New York, NY 10022

All Directors and Named Executive Officers reported as a group		1,995,501	17.8%

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

(2)
Includes (i) 415,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 100,000 issued as retention incentive, (iii) 185,000 shares previously owned and purchased on the open market and (iv) 500,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 333,333 are exercisable at September 30, 2007.

(3)
Includes (i) 5,292 shares previously owned and purchased on the open market and (ii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 68,333 are exercisable at September 30, 2007.

(4)
Includes (i) 3,609 shares previously owned and purchased on the open market and (ii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 68,333 are exercisable at September 30, 2007.

(5)	Consists entirely of options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 28,333 are exercisable at September 30, 2007.

(6)
Includes (i) 143,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 25,000 issued as retention incentive, (iii) 9,400 shares previously owned and purchased on the open market and (iv) 150,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 81,665 are exercisable at September 30, 2007.

(7)
Includes (i) 84,200 issued upon conversion of Series G Convertible Preferred Shares and (ii) 85,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 18,333 are exercisable at September 30, 2007.

Item 12 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Mr. Barbera, Chief Executive Officer and Chairman of the Board of Directors: During the year ended June 30, 2002, the Company advanced $1,000,000 pursuant to a promissory note receivable to Mr. Barbera due and payable to the Company at maturity, October 15, 2006. The note was entered into as an inducement to the continued employment of Mr. Barbera and to provide additional security in the event of a change in control. Accordingly, the note will be forgiven in the event of a change in control. The Company recorded the note receivable at a discount of approximately $57,955 to reflect the incremental borrowing rate of Mr. Barbera and is being amortized as interest income over the term of the note using the straight-line method. The note receivable was collateralized by current and future holdings of MSGI common stock owned by the officer and bore interest at prime. Interest is due and payable yearly on October 15th. The Company recognized interest income of approximately $69,770 for the year ended June 30, 2006. As of June 30, 2006, interest due of approximately $162,600 is in arrears. Since collectibility of the note receivable was uncertain, the Company had provided for the loss of the note receivable during the year ended June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable at that point. The full amount has been written off during the fiscal year ended June 30, 2006.

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

On May 10, 2007, The Company announced today that it had entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. The terms of the agreement call for 3,000,000 shares of unregistered MSGI common stock to be issued in exchange for $10 million in revenue, at the point when the revnue is recognizable by MSGI. Subsequent to the first $10 million in revenue, for every $1 million in revenue received, the Company will issue 300,000 warrants for shares of common stock under the agreement in years one and two. Starting with the third year of the agreement, the number of warrants to be issued decreases to 150,000 warrants and the contract then provides for a portion to be paid in cash at a rate of 25% of the gross profit received in exchange for $1 million in revenue recognized. The contract terms continue to decrease the warrants and increase the cash portion to a point where in the seventh year of the contract, no warrants are issuable and cash is paid at a rate of 50% of the gross profit received. The contract provides for 12,750,000 in warrants to be issued over the term of the contract, provided that $90 million of revenue levels are attained. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock.

MSGI was referred to Apro Media by Hyundai Syscomm, an MSGI strategic investor; as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai Syscomm warrant to acquire common stock of MSGI. The Apro contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million financial contribution made by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.   MSGI paid the $2.5 million in May 2007, which is recognized as R&D expense on the statement of operations. MSGI financed this investment with the May 21, 2007 $5 million 8% Callable Convertible Notes. The first Apro Media purchase order was received during the three month period ended June 30, 2007 and will include monthly deliverables. The first shipment of product under the purchase orderoccurred during fiscal 2008.

Relationship with Coda Octopus Group, Inc. :

On April 1, 2007 the Company, through its majority-owned subsidiary Innalogic, entered into a non-exclusive License Agreement with the Coda Octopus Group, Inc.. This agreement allows for CODA to market the Innalogic, LLC “SafetyWatch” technology to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of the Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers, and further CODA has assumed certain development and operational activities of Innalogic in connection with this transaction. During the year ended June 30, 2007, the Company received funding, in the amount of approximately $722,000 from CODA as well as CODA paid directly approximately $537,000 of certain operating expenses of Innalogic LLC. During 2007, the Company repaid CODA $234,000 as well as issued 850,000 unregistered common shares to CODA as payment of amounts due to CODA for advancing funds to us. During the fiscal year ended June 30, 2007, the Company received a $100,000 referral fee from CODA.

Stock Performance Graph

The graph below compares our cumulative total return, the Russell 2000 index and the Nasdaq Non-Financial index from June 30, 2002, through June 30, 2007. Total return is based on an assumed investment of $100 on June 30, 2002.

EDGAR PRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

DOLLARS

MSGI SECURITY SOLUTIONS, INC. RUSSELL 2000 NASDAQ NON-FINANCIAL

6/02	100	100	100
6/03	30	98	114
6/04	125	128	143
6/05	196	140	140
6/06	84	210	147
6/07	49	242	181

	6/02	6/03	6/04	6/05	6/06	6/07

MSGI	100	30	125	196	84	49
RUSSELL 2000	100	98	128	140	210	242
NASDAQ NON-FINANCIAL	100	114	143	140	147	181

Item 13. Exhibits

(a)(1) Financial statements - see "Index to Financial Statements" on page 28.

2.1	Amended and Restated Limited Liability Company Agreement, dated as of August 18, 2004, Incorporated by reference to Exhibit No. 2.1of the Company's Current Report on Form 8-K, filed September 2, 2004

2.2	Investment Agreement, dated as of August 18, 2004, Incorporated by reference to Exhibit No. 2.2 of the Company's Current Report on Form 8-K, filed September 2,

2.3	Subscription Agreement, dated December 1, 2004, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed December 7, 2004

2.4	Subscription Agreement, dated January 3, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed January 7, 2005

2.5	Restructuring and Subscription Agreement, dated as of May 16, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed May 20, 2005

2.6	Stock Purchase Agreement, dated as of June 1, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed June 7, 2005

2.7	Stock Purchase Agreement dated as of July 1, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed July 7, 2005

(3) Exhibits:

3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995

3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company's Report on Form 10K- for the fiscal year ended June 30, 2001

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

Date: October 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive	October 29, 2007
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/ John T. Gerlach	Director	October 29, 2007
John T. Gerlach

/s/ Seymour Jones	Director	October 29, 2007
Seymour Jones

/s/ Joseph Peters	Director	October 29, 2007
Joseph Peters

/s/ David Stoller	Director	October 29, 2007
David Stoller