Form 10QSB
period 2007-09-30
MSGI SECURITY SOLUTIONS, INC
filed 2007-11-19
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of November 9, 2007 there were 18,326,272 shares of the Issuer’s Common Stock, par value $.01 per share, outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-QSB
SEPTEMBER 30, 2007

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three months ended September 30, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statement of Equity (Deficit) for the
	three months ended September 30, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	three months ended September 30, 2007 and 2006 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-18

Item 2.	Management’s Discussion and Analysis of Financial
	Condition or Plan of Operations	19-23

Item 3.	Control and Procedures	24

PART II- OTHER INFORMATION

Item 6.	Exhibits	25

SIGNATURES		26

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30, 2007

ASSETS
Current assets:
Cash	$1,003,225
Accounts receivable -Apro (Note 9)	3,816,560
Accounts receivable - Coda	100,000
Other current assets	8,000
Total current assets	4,927,785
Property and equipment, net	22,318
Other assets, principally deferred financing costs, net	1,213,500
Total assets	$6,163,603

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable-trade	$3,057,958
Accrued expenses and other current liabilities	2,744,991
Total current liabilities	5,802,949

Other liabilities:
Promissory notes payable	600,000
6% Callable convertible notes payable, net of discount	694,447
8% Callable convertible notes payable, net of discount	1,657,074
Total other liabilities	2,951,521
Stockholders’ equity (deficit):
Common stock - $.01 par value; 100,000,000 shares authorized;
11,583,219 shares issued; 11,565,557 shares outstanding	115,833
Additional paid-in capital	256,998,750
Accumulated deficit	(258,311,740)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)
Total stockholders’ equity (deficit)	(2,590,867)
Total liabilities and stockholders’ equity (deficit)	$6,163,603

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2007	2006
Product revenues -Apro (Note 9)	$3,816,560	$-
Referral fee revenues - Coda	100,000	-
Total revenue	3,916,560	-

Cost of goods sold	2,844,327	-

Gross profit	1,072,233	-
Operating costs and expenses:
Salaries and benefits	369,653	534,419
Selling, general and administrative	533,034	595,890
Non-cash expense for shares to be issued to Apro (Note 9)	1,239,565	-
Depreciation and amortization	15,740	34,836

Total operating costs and expenses	2,157,992	1,165,145
Loss from operations	(1,085,759)	(1,165,145)
Other income (expense):
Interest income	-	48
Interest expense	(1,410,493)	(211,764)
Total other expense	(1,410,493)	(211,716)

Net loss before provision for income taxes	(2,496,252)	(1,376,861)

Provision for income taxes	3,000	3,000

Net loss	(2,499,252)	(1,379,861)

Undeclared dividends on preferred stock	-	(11,170)

Net loss attributable to common stockholders	$(2,499,252)	$(1,391,031)

Basic and diluted loss per share attributable
to common stockholders:	$(0.23)	$(0.32)

Weighted average common shares outstanding
basic and diluted	11,019,563	4,300,950

See Notes to Condensed Consolidated Financial Statements

 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007
(Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Shares	Amount	Totals

Balance June 30, 2007	10,325,687	$103,257	$256,074,720	$(255,812,488)	(17,662)	$(1,393,710)	$(1,028,221)

8% Convertible debt converted to shares of common stock	1,257,532	12,576	796,968				809,544

Non-cash compensation expense under SFAS 123(R)			127,062				127,062

Net loss				(2,499,252)			(2,499,252)

Balance September 30, 2007	11,583,219	$115,833	$256,998,750	$(258,311,740)	(17,662)	$(1,393,710)	$(2,590,867)

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2007	2006

Operating activities:
Net loss	$(2,499,252)	$(1,379,861)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	3,127	10,895
Amortization	12,613	23,941
Amortization of deferred financing costs	118,037	81,623
Non-cash compensation	157,062	229,942
Non-cash interest expense	1,104,024	144,066
Non-cash expenses for shares to be issued to Apro	1,236,565
Changes in assets and liabilities:
Accounts receivable	(3,916,560)	-
Inventory	1,061,800	-
Other current assets	1,250	9,110
Other assets	(19,750)	-
Accounts payable - trade	1,475,579	319,053
Accrued expenses and other liabilities	(189,069)	377,746
Net cash used in operating activities	(1,454,574)	(183,485)
Investing activities:
Purchases of property and equipment	(5,892)	-
Net cash used in investing activities	(5,892)	-
Financing activities:
Advances from strategic partner	-	170,000
Bank overdraft	-	13,573

Net cash provided by financing activities	-	183,573

Change in accumulated other comprehensive income	-	(88)
Net decrease in cash	(1,460,466)	-
Cash at beginning of period	2,463,691	-
Cash at end of period	$1,003,225	$-

Non-cash Transactions:

Licensing Agreement with Hyundai	$-	$500,000
Conversion of 2,345 shares Series F stock to 115,420 shares common stock	-	23
Conversion of $809,544 in convertible debt principal to 1,257,532 shares
of common stock	809,544	-

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”) and Innalogic, LLC (“Innalogic”) (in combination "MSGI" or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for its fiscal year ended June 30, 2007 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

Liquidity and Capital Resources:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. At September 30, 2007, the Company had approximately $1.0 million in cash as well as approximately $3.9 million in accounts receivable. The Company believes that existing financing and expected earnings may not meet its current working capital and debt service requirements for the next twelve months. It should be noted that there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai  Syscomm Corp. (“Hyundai”) and Apro Media Corp. (“Apro”) (See Notes 8 and 9). These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

During the three months ended September 30, 2007, the Company completed its first customer orders sourced from the Apro sub-contract (see Note 9). MSGI expects to continue to fulfill client requests throughout the remaining quarters of the fiscal year ended June 30, 2008. The Company has secured a new production and customer service facility in Manhattan to facilitate these operations.

During the months of July and August 2007, the Company executed certain conversions of debt to equity under the provisions of a series of 8% Callable Convertible Notes issued by the Company during the fiscal year ended June 30, 2006. The Company effectively reduced certain debt obligations by approximately $810,000 by issuing an aggregate total of 1,257,532 shares of its common stock.

Subsequent Event Transactions:
On October 3, 2007, the remaining Callable Secured Convertible 8% Notes originally issued during fiscal year ended June 30, 2006 and a portion of the Callable Secured 6% Notes originally issued on December 13, 2006 were purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors also submitted notification to the Company on October 3, 2007 that they intended to fully convert the Notes into shares of the Company’s common stock. The Notes were fully converted during October and early November. The conversions had the effect of eliminating approximately $3.95 million of note payable debt, on a fully accreted basis, and accrued interest from the Company’s balance sheet. The exercise resulted in the issuance of 6,700,000 shares of the Company’s common stock, bringing the total shares outstanding to approximately 18,265,000 on that date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are contained in the June 30, 2007 Form 10-KSB/A. The following are the more significant policies.

Principles of Consolidation:
The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company has one reporting segment.

Accounts Receivable and Allowance for Doubtful Accounts:
The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer's credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. There was no allowance for uncollectible accounts deemed necessary as of September 30, 2007.

Deferred Financing and Other Debt-Related Costs:
Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at September 30, 2007.

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

The Company recognizes sales of its product upon shipment if the above criteria have been met. During the period ended September 30, 2007, the Company recognized approximately $3.8 million of product revenue in connection with our contract from Apro (see Note 9) as well as the Company received $100,000 from CODA Octopus Group, Inc. (“Coda”) for licensing royalty fees.

Cost of Goods Sold:
Costs of goods sold are primarily the expenses related to acquiring, testing and assembling the components required to provide the specific technology applications ordered by each individual customer.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at September 30, 2007.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of long lived assets, deferred tax valuation allowance, valuation of stock options, warrant and debt features and the allowance for doubtful accounts. Actual results could differ from those estimates.

Concentration of Credit Risk:
The Company’s services are currently provided to a variety of customers, primarily located in the continental United States. Product revenues for the three months ended September 30, 2007, as well as accounts receivable, consisted of four customers, one of which accounted for 52% of product revenues. In addition, all of the product revenues for the three months ended September 30, 2007 were the result of our Sub-contract agreement with Apro.

Earnings (Loss) Per Share:
In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive.Stock options and warrants with exercise prices above average market price in the amount of 10,381,586 and 2,888,731 shares for the three months ended September 30, 2007 and 2006, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. Convertible preferred stock in the amount of 1,686 preferred shares convertible into 83,050 common shares for the three months ended September 30, 2006 were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented. These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable”, and do not include any securities under the convertible debt as the impact would be anti-dilutive.

3. 8% CALLABLE CONVERTIBLE NOTES

The 8% Callable Convertible Notes Payable consist of the following as of September 30, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at September 30, 2007, net of discount
8% Notes	Dec. 13, 2009	$1,762,414	$707,192	$1,055,222
8% Debentures	May 21, 2010	5,000,000	4,398,148	601,852
Total				$1,657,074

8% Notes
On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor (the “8% Notes”), which were last amended December 13, 2006. Substantially all of the assets of the Company are pledged as collateral to the note holders. The 8% Notes are due, principal and interest, in a single balloon payment on the maturity date of December 13, 2009. The 8% Notes have a conversion price of 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share.

If in any month a default occurs, the note shall become immediately due and payable at 130% of the outstanding principal and interest.

In connection with the issuance of the 8% Notes, the Company also issued seven-year warrants to the investors for the purchase of up to 75,000 shares of the Company's common stock, $0.01 par value, which have an exercise price of $1.00 per share, which are exercisable at any time. The placement agent received three-year warrants for the purchase of 12,195 shares of the Company's common stock, at an exercise price of $7.50 per share exercisable through January 11, 2009.

In January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI owned by the Chief Executive Officer (approximately 190,000 shares) was pledged as additional collateral for these notes. As a result of the Note conversion into common stock during the three months ended September 30, 2007, this guarantee was released.

The Company recorded a discount to the note payable of $1,396,735, of which $64,697 represented the discount allocated to the warrants and $1,332,038 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black-Scholes option pricing model.

During the months of July and August 2007, the holders of the 8% Notes elected to convert certain amounts of principal into shares of common stock of the Company under the provisions of the 8% Notes. In four separate conversion transactions, the holders converted approximately $810,000 in note principal into an aggregate total of 1,257,532 shares of common stock of the Company. As a result of these conversion transactions, a portion of the amortization of the discount on the 8% Notes was accelerated by approximately $348,000 for the three months ended September 30, 2007. The discount is being amortized to interest expense over the three-year maturity date. Amortization expense, including the accelerated amortization, was $437,355 for the three months ended September 2007.

On October 3, 2007 the remaining 8% Notes were purchased by certain third-party institutional investors and were fully converted at that point into shares of common stock. See Note 11 - Subsequent Events.

8% Debentures
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

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Notes based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the note was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Amortization expense was $416,667 for the three months ended September 30, 2007. Should the 8% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

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

H.C. Wainwright acted as placement agent and received a placement fee of $400,000 and 5 year warrants exercisable for 357,142 shares of common stock at an exercise price of $2.00 per share. These have been valued at $456,650 and included as debt issuance costs, which are being amortized over the term of the debt into interest expense. Amortization expense was $74,721 for the three months ended September 30, 2007.

4. 6% CALLABLE CONVERTIBLE NOTES
The 6% Callable Convertible Notes Payable consist of the following as of September 30, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at September 30, 2007, net of discount
6% Notes	Dec. 13, 2009	$2,000,000	$1,472,220	$527,780
6% April Notes	April 4, 2010	1,000,000	833,333	166,667
Total				$694,447

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000.

The 6% Notes have single balloon payment of $2,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $1.00 per share.

The 6% Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants. The registration rights agreement, as amended on December 13, 2006, provides for a registration filing 120 days from the date of closing and a registration effective date within 180 from the date of closing. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty-day period that is exceeded. This provision has been waived, in its entirety, by the investors.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $2 million in proceeds received. Therefore, the total discount was limited to $2 million. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Amortization expense was $166,668 for the three months ended September 30, 2007. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

H.C. Wainwright acted as a placement agent for a portion ($1,000,000) of the offering. H.C. Wainwright received a placement fee of $100,000 and 5 year warrants exercisable for 225,000 shares of common stock at an exercise price of $1.00 per share. The agent warrants were valued at $199,084 and were recorded as part of the financing costs. The aggregate of all the finance charges related to this transaction was $362,799 and such costs have been deferred and are being amortized over the life of the 6% Notes to interest expense. The amortization expense related to the deferred financing costs for the three months ended September 30, 2007 was $30,233.

On October 3, 2007, $1 million of the 6% Notes were purchased by certain third-party institutional investors and were fully converted at that point into shares of common stock. See Note 11 - Subsequent Events.

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

The 6% April Notes have single balloon payment of $1,000,000 due on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% April Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Amortization expense was $83,334 for the three months ended September 30, 2007. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

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

The April 6% Notes and Warrants also carry registration rights which contain penalty clauses if the underlying shares are not registered per the terms of the agreement. The agreement calls for a registration filing 90 days from closing date and a registration effective date within 150 days from the date of closing of the funding transaction. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty day period that is exceeded. This provision in the agreement has been waived, in its entirety, by the investors.

H.C. Wainwright acted as a placement agent for the offering. H.C. Wainwright received a placement fee of $80,000 and 5 year warrants exercisable for 150,000 shares of common stock at an exercise price of $1.00 per share. The agent warrants were valued at $77,000 and were recorded as part of the financing costs. The aggregate of all the finance charges related to this transaction was $157,000 and such costs have been deferred and are being amortized over the life of the 6% April Notes to interest expense. The amortization expense related to the deferred financing costs for the three months ended September 30, 2007 was $13,083.

5.  OTHER NOTES PAYABLE

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See above). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes.Amendments executed through December 13, 2006 amends the maturity date of the promissory notes to provide for a balloon payment on December 13, 2009.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of September 30, 2007 consist of the following:

Audit and accounting fees	$121,355
Legal fees	26,500
Interest	553,848
Registration rights penalty	74,000
Employee compensation and taxes	311,414
Board of directors fees	216,875
Fair value of shares to be issued to Apro	1,236,565
Usage fees settlement	75,000
Other miscellaneous	129,434

Total	2,744,991

7. STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

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

The Company accounts for employee stock-based compensation under SFAS 123R, “Share-Based Payment” (“SFAS 123R”), which requires all share-based payments to employees to be recognized in the financial statements at their fair values. The fair value of each stock option is estimated on the date of grant using the Black-Scholes method of valuation. The expense is being recognized on a straight-line basis over the vesting period of the options. The Company did not record a tax benefit related to the share-based compensation expense since the Company has a full valuation allowance against deferred tax assets.

There were no stock options granted during the three months ended September 30, 2007 or 2006. As of September 30, 2007, 1,025,000 options are outstanding, of which 598,332 options are exercisable. The weighted average exercise price of all outstanding options is $1.98. Aggregate intrinsic value of the options was $0 as of September 30, 2007. As of September 30, 2007, non-vested compensation cost that has not yet been recognized was approximately $584,600, which is expected to be recognized over a weighted average period of approximately 1.25 years.

During fiscal year ended June 30, 2008, the Company had approved the issuance of 100,000 shares of common stock to the officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years. The Company has accounted for this additional stock as a liability, under SFAS 123R, which had a value of $67,500 as of September 30, 2007. The Company recorded an expense of $30,000 for the three months ended September 30, 2007 in connection with this stock.

Total non-cash compensation expense was $157,062 for the three months ended September 30, 2007, which consisted stock option expense as well as the future stock issuance to the officer. The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the consolidated statements of operations.

Warrants
There were no warrants issued during the three months ended September 30, 2007. As of September 30, 2007, the Company has 9,356,586 warrants outstanding to purchase shares of common stock at prices ranging from $1.00 to $8.25, all of which are currently exercisable.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the warrant will take place quarterly over the four−year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub−contracting agreement between Hyundai and the Company dated October 25, 2006. Such warrants are considered contingent and are not reflected in the above total outstanding warrants, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs.

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
Common Stock Transactions:

During the months of July and August 2007, the holders of the 8% Notes elected to convert certain amounts of principal into shares of common stock of the Company under the provisions of the 8% Notes. In four separate conversion transactions, the holders converted approximately $810,000 in note principal into an aggregate total of 1,257,532 shares of common stock of the Company.
Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the three month period ended September 30, 2007 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. While the 3,000,000 shares are not fully earned during the period, the Company computed a fair value for a pro rata share of these shares and recorded an expense of approximately $1.2 million. This liability will be re-measured at each period end, until the shares are issued.

8. RELATIONSHIP WITH HYUNDAI SYSCOMM CORP.

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (“Hyundai”) whereby, in consideration of a one-time $500,000 fee (of which $300,000 was received in October 2006 and the remaining 200,000 was received in June 2007), MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology world wide either under its existing name or any name that Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement carries certain intellectual property rights which (i) state that Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, (ii) warrants that MSGI is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and (iii) provides that Hyundai acknowledges that the intellectual property rights of any developments of the technology that are undertaken by MSGI rest and will remain owned by the Company.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock shall be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). Condition (b) has been met and, as of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement.

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

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred as of September 30, 2007 or to date.

9. RELATIONSHIP WITH APRO MEDIA CORP.

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (“Apro” or “Apro Media”) for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI. The contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.

On May 21, 2007, MSGI acquired the funding necessary for the execution of the contract, shortly thereafter, made the required payment of $2.5 million to Apro. The first shipments of product under this arrangement occurred during the three months ended September 30, 2007. All of the product revenue reflected for the three months ended September 30, 2007 is in connection with the Apro agreement.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the three month period ended September 30, 2007 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. While the 3,000,000 shares are not fully earned during the period, the Company computed a fair value for a pro rata share of these and recorded an expense of approximately $1.2 million. This liability will be re-measured at each period end, until the shares are issued.

10. RELATIONSHIP WITH CODA OCTOPUS GROUP

On April 1, 2007 the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (“CODA”) where by the Company will receive a royalty on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. During the three months ended September 30, 2007, the Company recognized $100,000 in referral revenue from CODA.

11. SUBSEQUENT EVENTS

On October 3, 2007, the remaining Callable Secured Convertible 8% Notes originally issued during July 2005 through September 2005 and $1 million of the Callable Secured 6% Notes originally issued on December 13, 2006 were purchased by certain third-party institutional investors from the original note holders. The Company did not receive any cash as a result of these transactions and was not party to this agreement. On October 3, 2007, these institutional investors also submitted notification to the Company of their intentions to fully convert the Notes into shares of the Company’s common stock. The transaction had the effect of eliminating approximately $3.95 million of note payable, on a fully accreted basis, from the Company’s balance sheet. The exercise resulted in the issuance of approximately 6,700,000 shares of the Company’s common stock, bringing the total shares outstanding to approximately 18,265,000 as of that date. The conversion was performed at a price of $0.50 per share which was reflective of the conversion terms called for in the original note agreements.

In connection with the transaction discussed above, the $600,000 notes payable were also acquired by these investors and all terms of the original notes payable remain intact.

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Special Note Regarding Forward-Looking Statements
Some of the statements contained in this Report on Form 10-QSB discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding our near-term objectives and long-term strategies, expectations of short-term and long-term liquidity requirements and needs, statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,” “would,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates and joint venture relationships; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology and telecommunication costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2007 and 2006. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-QSB and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2007.

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

The Company recognizes sales of its product upon shipment if the above criteria have been met. During the period ended September 30, 2007, MSGI received $100,000 from CODA Octopus Group, Inc. for licensing royalty fees.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at September 30, 2007.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at September 30, 2007.

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

On October 25, 2006 the Company entered into a Sub-Contracting Agreement with Hyundai Syscomm Corp. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

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

Results of Operations for the Three Months Ended September 30, 2007, Compared to the Three Months Ended September 30, 2006.

Revenues of approximately $3.9 million were reported for the three months ended September 30, 2007 (the “Current Period”). Of these revenues, approximately $3.8 million we derived for shipments of product to clients under the Apro sub-contract agreement. Although the sub-contract agreement provides for certain targeted orders to be received by us, there can be no assurances of the timing and volume of revenues that will be recognized under this arrangement in future periods. Approximately $0.1 million in revenues was derived from the royalty agreement with CODA and are reported as revenues from a strategic partner. There were no revenues reported for the three months ended September 30, 2006 (the “Prior Period”), as neither of these arrangements were in place during this period.

There were approximately $2.8 million recognized as costs of goods sold in the Current Period compared to no costs of goods sold in the Prior Period. The costs realized in the Current Period represent the cost of components inventory used in producing the shipments under the Apro sub-contract during the period as well as certain costs of labor realized in testing, assembly and shipping processes.

Salaries and benefits of approximately $0.4 million in the Current Period decreased by approximately $0.2 million or 31% from salaries and benefits of approximately $0.5 million in the Prior Period. The decrease is due primarily to the reduction in corporate support personnel and the related salaries and benefits.

Selling, general and administrative expenses of approximately $0.5 million in the Current Period decreased by approximately $0.1 million or 11% from comparable expenses of $0.6 million in the Prior Period. The decrease is due primarily to various reduced expenses coinciding with the reduced corporate headcount.

Costs associated with shares to be issued to Apro of approximately $1.2 million in the Current Period are the result of an accrual to recognize the fair value of a pro-rata share of the amount of shares of common stock of the Company which are to be issued to Apro Media Corp as a compensatory payment for providing purchase orders to the Company for the sale of product and services as per the terms of the sub-contract agreement. There were no such expenses in the Prior Period. This liability will be remeasured at each period end until the shares are issued.

Depreciation and amortization expenses of approximately $16,000 were realized in the Current Period. These costs decreased by approximately $19,000 from similar costs in the Prior Period. This decrease is primarily the result of the costs associated with certain intangible assets becoming full amortized in August 2007. There will be no further amortization costs associated with these certain intangible assets.

As a result of the above, loss from operations of approximately $1.1 million in the Current Period decreased by approximately $0.1 million from comparable loss from continuing operations of $1.2 million in the Prior Period.

Interest expense of approximately $1.4 million in the Current Period increased by approximately $1.2 million over interest expense of approximately $0.2 million in the Prior Period. This increase is due primarily to non-cash interest charges realized from the accretion of discounts to the 8% and 6% Callable Convertible Note instruments. Of this accretion, approximately $348,000 was recognized from an acceleration of expenses resulting from the conversion of a portion of the debt to shares of the Company’s common stock.

The provision for income taxes of $3,000 in the Current Period is in line with those expenses realized in the Prior Period, and is the result of certain state minimum taxes.

As a result of the above, net loss of approximately $2.5 million in the Current Period increased by approximately $1.1 million from comparable net loss of approximately $1.4 million in the Prior Period.

In the Prior Period the Company recognized undeclared dividends on preferred stock of approximately $11,000. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company is required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no such expenses in the Current Period because all such shares were fully converted to common stock in the fiscal year ended June 30, 2007.

As a result of the above, net loss attributable to common stockholders of approximately $2.5 million in the Current Period increased by approximately $1.1 million from comparable net loss of approximately $1.4 million in the Prior Period.

Capital Resources and Liquidity

Debt:
The Company does not have any credit facilities as of September 30, 2007. The Company carries debt related to certain notes payable as described above.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity transactions and the issuance of debt. At September 30, 2007, the Company had approximately $1.0 million in cash and cash equivalents and a working capital deficit of approximately $0.9 million.

The Company recognized a net loss of approximately $2.5 million in the Current Period. Cash used in operating activities was approximately $1.5 million. Cash used in operating activities principally resulted from our operating loss offset by increases in accounts payable. Cash used in operating activities in the Prior Period was approximately $0.2 million.

In the Current Period there was no cash provided by financing activities. In the Prior Period, net cash of approximately $184,000 was provided by financing activities, consisting primarily of net proceeds received from a strategic partner.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of the 6% and 8% notes. The Company also looks forward to revenue generation as a result of its new sub-contracting relationship with Apro, although we can make no assurances of the timing and volume of revenues that will be generated. The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

Off-Balance Sheet Arrangements:

The Company currently does not maintain any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of September 30, 2007 were not sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on October 14, 2007, certain material weaknesses were communicated to the Company by our independent registered public accounting firm. The Company acknowledges that certain weaknesses, as stated and identified in the Form 10-KSB, as amended, need to be addressed. Further, our independent registered public accounting firm communicated to the Company that a material weakness exists with regard to proper retention of shipping and acceptance of products documentation under the Apro sub-contract agreement. The Company has acknowledged such deficiencies, but notes that the current three month period ended September 30, 2007 is the first in which the Apro sub-contract agreement is active and sufficient record retention shall be developed.

Based upon the evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our internal controls are currently not sufficiently effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer. Our CEO and principal financial officer also concluded that our internal controls are currently not sufficiently effective to ensure that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a current and temporary lack of adequate resources and personnel. The Company intends to take action to hire additional staff and develop the adequate policies and procedures with said enhanced staff to ensure that adequate internal controls are in place to allow for effective and timely management and reporting.

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MSGI SECURITY SOLUTIONS, INC. (Registrant)

Date: November 19, 2007	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer (Principal Financial Officer)