Form 10QSB
period 2007-12-31
MSGI SECURITY SOLUTIONS, INC
filed 2008-02-19
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
OR
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
Yes ☐ No ☒

As of- February 15, 2008 there were 19,357,522 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-QSB
DECEMBER 31, 2007

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of
	December 31, 2007 (unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three and six months ended December 31, 2007 and 2006 (unaudited)	4

	Condensed Consolidated Statement of Equity (Deficit) for the
	six months ended December 31, 2007 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	six months ended December 31, 2007 and 2006 (unaudited)	6-7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8-23

Item 2.	Management’s Discussion and Analysis of Financial
	Condition or Plan of Operations	24-31

Item 3.	Control and Procedures	32

PART II- OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES		34

 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)
December 31, 2007
ASSETS

Current Assets
Cash	$301,440
Accounts receivable - Apro (Note 9)	3,816,560
Accounts receivable - Coda	100,000
Deposits on inventory	2,500,000
Other current assets	8,000

Total current assets	6,726,000

Property and equipment, net	19,140
Other assets, principally deferred financing costs, net	1,109,192

Total assets	$7,854,332

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Term notes payable, net of discount of $60,156	$2,799,844
Accounts payable - trade	3,085,306
Accrued expenses and other current liabilities	1,373,414
Total current liabilities	7,258,564

Long-term Liabilities:
Promissory notes payable	600,000
6% Callable convertible notes payable, net of discount of $1,999,991	9
8% Callable convertible notes payable, net of discount of $4,999,996	4

Total long-term liabilities	600,013

Stockholders' equity (deficit):

Common stock - $.01 par value; 100,000,000 shares authorized;
19,375,184 shares issued; 19,357,522 shares outstanding	193,753
Additional paid-in capital	269,136,160
Accumulated deficit	(267,940,448)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)
Total stockholders' equity (deficit)	(4,245)

Total liabilities and stockholders' equity (deficit)	$7,854,332

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31

	2007	2006	2007	2006

Revenues	$-	$77,895	$-	$77,895
Product revenues - Apro (Note 9)	-	-	3,816,560	-
Referral fee revenues - Coda	-	-	100,000	-
Total revenue	-	77,895	3,916,560	77,895

Cost of product sold	-	49,886	2,844,327	49,886

Gross profit	-	28,009	1,072,233	28,009
Operating costs and expenses:
Salaries and benefits	379,919	432,215	749,572	966,634
Selling, general and administrative	821,080	396,009	1,354,115	991,899
Non-cash expense for shares to be issued to Apro (Note 9)	(98,698)	-	1,140,867	-
Depreciation and Amortization	3,178	35,074	18,918	69,910

Total operating costs and expenses	1,105,479	863,298	3,263,472	2,028,443

Loss from Operations	(1,105,479)	(835,289)	(2,191,239)	(2,000,434)

Other income (expense):
Interest income	624	569	624	617
Interest expense	(8,520,853)	(424,196)	(9,931,345)	(635,960)
Total other income (expense)	(8,520,229)	(423,627)	(9,930,721)	(635,343)

Net loss before provision for income taxes	(9,625,708)	(1,258,916)	(12,121,960)	(2,635,777)
Provision for income taxes	3,000	6,000	6,000	9,000

Net loss	(9,628,708)	(1,264,916)	(12,127,960)	(2,644,777)

Undeclared dividends on preferred stock		(3,999)	-	(15,169)

Net loss attributable to common stockholders	$(9,628,708)	$(1,268,915)	$(12,127,960)	$(2,659,946)

Basic and diluted loss per share attributable
to common stockholders:	$(0.57)	$(0.25)	$(0.86)	$(0.57)

Weighted average common shares outstanding
basic and diluted	17,033,762	5,104,867	14,026,663	4,702,909

See Notes to Condensed Consolidated Financial Statements

 MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007
(Unaudited)

	Common Stock				Treasury Stock
			Additional
			Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2007	10,325,687	$103,257	$256,074,720	$(255,812,488)	(17,662)	$(1,393,710)	$(1,028,221)

Non-cash compensation expense under SFAS 123(R)			254,124				254,124

Issuance of shares of common stock to members of the Board of Directors	91,965	920	192,209				193,129

8% and 6% convertible debt and interest converted to shares of common stock	7,957,532	79,576	5,507,898				5,587,474

Issuance of shares of common stock to Apro Media Corp. pursuant to referred business sub-contract agreement	1,000,000	10,000	980,000				990,000

Modification to exercise price of warrants previously issued			4,969,008				4,969,008

Debt discount related to warrants in connection with December 2007 notes payable			80,208				80,208

Additional debt discount and other recorded in connection with reset of conversion price under anti-dilution provisions of the convertible notes			1,077,993				1,077,993

Net loss for the six months ended December 31, 2007				(12,127,960)			(12,127,960)

	19,375,184	$193,753	$269,136,160	$(267,940,448)	(17,662)	$(1,393,710)	$(4,245)

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(Unaudited)

	2007	2006
Operating activities:
Net loss	$(12,127,960)	$(2,644,777)

Adjustments to reconcile net loss to net cash used in

Operating activities:
Depreciation	6,305	22,028
Amortization	12,613	47,882
Amortization of deferred financing costs	375,133	183,197
Non cash compensation	318,624	387,655
Non cash interest expense	8,961,515	311,707
Non cash expense for shares to be issued to Apro Media	150,867	-
Changes in assets and liabilities:
Accounts receivable	(3,916,560)	(55,895)
Inventory	(1,438,200)	8,657
Other current assets	1,250	1,360
Other assets	(69,754)	-
Accounts payable - trade	1,502,927	(358,035)
Deferred revenue	-	(22,000)
Accrued expenses and other liabilities	1,206,881	503,915

Net cash used in operating activities	(5,016,359)	(1,614,306)

Investing activities:
Purchases of property and equipment	(5,892)	(5,715)
Net cash used in investing activities	(5,892)	(5,715)

Financing activities:
Proceeds from issuance of term note	2,860,000	-
Proceeds from issuance of 6% convertible notes	-	2,000,000
Deferred financing costs related to issuance of 6% convertible notes	-	(163,715)
Amounts received from Hyundai	-	300,000
Advances from strategic partner	-	621,707
Payments made to strategic partner	-	(200,000)
Bank overdraft	-	(8,223)

Net cash provided by financing activities	2,860,000	2,549,769

Change in accumulated other comprehensive income	-	(88)

Net (increase) decrease in cash and cash equivalents	(2,162,251)	929,660

Cash and cash equivalents at beginning of period	2,463,691	-

Cash and cash equivalents at end of period	$301,440	$929,660

Non-cash transactions:

Conversion of $3,571,958 in convertible debt principal and $590,397
of interest to 7,957,532 shares of common stock	$4,162,355	$-
1,000,000 shares of common stock issued to Apro Media pursuant to sub-contract agreement	990,000	-
91,965 shares of common stock issued for payment of services to Board	193,129	-
Additional debt discount related to anti-dilution provision of conversion
features option on Notes	1,032,408	-
Deferred financing fees and warrant discount related to new term debt	182,992	-
Conversion of 4,032 shares of Series F stock to 198,470 shares Common stock	-	1,985
Discount on 8% Convertible Note	-	553,640
Agent warrants issued	-	199,084
Due from Hyundai Syscomm	-	200,000
Series G Preferred stock issued in exchange for liabilities	-	2,116,037
Discount on Notes payable	-	249,933
Modification of agent warrants for deferred financing costs	-	35,739

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”) and Innalogic, LLC (“Innalogic”) (in combination "MSGI" or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for its fiscal year ended June 30, 2007 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

Liquidity and Capital Resources:
Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity and debt transactions. At December 31, 2007, the Company had approximately $0.3 million in cash as well as approximately $3.9 million in accounts receivable. Approximately $3.8 of these accounts receivable were collected during January 2008. The Company believes that existing financing and expected earnings may not meet its current working capital and debt service requirements for the next twelve months. It should be noted that there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai and Apro (See Notes 8 and 9). These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

During the three months ended December 2007, the Company received customer orders sourced from the Apro Media Corp. (“Apro”) sub-contract in the aggregate of approximately $4.8 million. Receipt of inventory required to fulfill these orders was delayed as a result of U.S. customs documentation requirements that the manufacturers were unable to resolve on a timely basis. As a result, the Company was unable to complete testing and assembly of product and shipment during the three months ended December 31, 2007. Therefore, these orders will be fulfilled in the subsequent period and the revenues generated from these shipments should be recognized during the interim period ended March 31, 2008 or later. MSGI expects to continue to receive additional client orders sourced from Apro throughout the remaining quarters of the fiscal year ended June 30, 2008. The Company has secured a new production and customer service facility in Manhattan to facilitate these operations. The Company has paid a deposit of $2.5 million on this inventory as of December 31, 2007.

On October 3, 2007, the remaining Callable Secured Convertible 8% Notes originally issued during fiscal year ended June 30, 2006 and a portion of the Callable Secured 6% Notes originally issued on December 13, 2006 were purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors also submitted notification to the Company on October 3, 2007 that they intended to fully convert the Notes into shares of the Company’s common stock pursuant to the conversion terms contained in those notes. During the quarter ended December 31, 2007, the conversion took place, which had the effect of eliminating approximately $3.4 million of notes payable, on a fully accreted basis, and accrued interest from the Company’s balance sheet and the issuance of 6,700,000 shares of the Company’s common stock.

The Company also entered into several transactions in the subsequent period. See Note 11 - Subsequent events.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are contained in the June 30, 2007 Form 10-KSB/A. The following are the more significant policies.

Principles of Consolidation:
The consolidated financial statements include the accounts of MSGI and its’ majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company has one reporting segment.

Accounts Receivable and Allowance for Doubtful Accounts:
The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer's credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. There was no allowance for uncollectible accounts deemed necessary as of December 31, 2007.

Deferred Financing and Other Debt-Related Costs:
Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2007.

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

For contracts that consist of product and related installation, revenue is recognized on a progress-to-completion method, in accordance with SOP 97-2. Billings in advance of the completion of the work being delivered is recorded as deferred revenue. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period.

The Company recognizes sales of its product upon shipment if the above criteria have been met. During the three months ended December 31, 2007, the Company did not recognize any product revenue in connection with our contract from Apro. For the six months ended December 31, 2007, there was product revenue recognized in connection with this contract.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at December 31, 2007.

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

Concentration of Credit Risk:
The Company’s services are currently provided to a variety of customers, primarily located in the continental United States. Product revenues for the six months ended December 31, 2007, as well as accounts receivable, consisted of four customers, one of which accounted for 52% of product revenues. In addition, all of the product revenues recognized for the six months ended December 31, 2007 were the result of our Sub-contract agreement with Apro.

Earnings (Loss) Per Share:
In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Stock options and warrants with exercise prices above average market price in the amount of 2,087,677 and 1,355,535 shares for the six months ended December 31, 2007 and 2006, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 13,751,048 and 4,758,196, and preferred stock convertible into 0 and 461,538 shares the six months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented. These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable”, and do not include any securities under the convertible debt as the impact would be anti-dilutive.

3. 8% CALLABLE CONVERTIBLE NOTES

The 8% Callable Convertible Notes Payable consist of the following as of December 31, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2007, net of discount
8% Debentures	May 21, 2010	$5,000,000	$4,999,996	$4
8% Notes	Fully converted			-
Total				$4

8% Notes
On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor (the “8% Notes”), which were last amended December 13, 2006. Substantially all of the assets of the Company were pledged as collateral to the note holders. The 8% Notes are due, principal and interest, in a single balloon payment on the maturity date of December 13, 2009. The 8% Notes have a conversion price of 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. As noted below, all of these 8% Notes were fully converted into common stock during the six months ended December 31, 2007.

In January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI owned by the Chief Executive Officer (approximately 190,000 shares) was pledged as additional collateral for these notes. As a result of the Note conversion into common stock during the six months ended December 31, 2007, this guarantee was released.

In fiscal 2006, the Company recorded a discount to the note payable of $1,396,735, of which $64,697 represented the discount allocated to the warrants and $1,332,038 represented the beneficial conversion feature of the note. The fair value of the warrants was determined using a Black-Scholes option pricing model. The discount was being amortized to interest expense over the three-year maturity date.

During the months of July and August 2007, the holders of the 8% Notes elected to convert certain amounts of principal into shares of common stock of the Company under the provisions of the 8% Notes. In four separate conversion transactions, the holders converted approximately $810,000 in note principal into an aggregate total of 1,257,532 shares of common stock of the Company. As a result of these conversion transactions, a portion of the amortization of the discount on the 8% Notes was accelerated by approximately $348,000 for the six months ended December 31, 2007.

On October 3, 2007, the remaining 8% Notes outstanding were converted into shares of common stock which were immediately purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors submitted notification to the Company on October 3, 2007 to fully convert the Notes into shares of the Company’s common stock. The remaining note balance of $1,762,414 as well as interest expense of $547,500 was converted into an aggregate of 4,619,828 shares of the Company’s common stock. The remaining discount of $707,192 on these notes was accelerated and fully accreted upon conversion. In addition, as part of the conversion transaction, the Company allowed the note holders to convert at a rate of $0.50, which was lower than the stated conversion price under the note agreement. Therefore, in connection with this lower conversion rate, the Company recognized an additional beneficial conversion charge on the principal and interest converted of approximately $1,124,900 upon conversion, which is reflected in interest expense. Total interest expense, including debt discount amortization, for the six months ended December 31, 2007 in connection with this note was approximately $2,269,500.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the “8% Debentures”) and warrants for the purchase of up to 1,785,713 of common stock, exercisable over a five year period at an exercise price of $2.00.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal under the Debentures are not due until the maturity date and interest is deferred until the maturity date, however the investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 8% Debentures was $1.40.

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

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes below, anti-dilution provisions of the 8% Debentures were triggered. The conversion price of the 8% Debentures was reduced from $1.40 to $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $601,800 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Total interest expense, including debt discount amortization, for the six months ended December 31, 2007 in connection with this note was approximately $618,315.

In addition, the exercise price of the related warrants issued to the lenders was reduced from $2.00 to $0.50 per share due to anti-dilution provisions triggered. In addition, the number of warrants was increased from 1,785,713 to 7,142,852. The change in exercise price and number of shares resulted in an additional charge to interest expense of $4,969,008.

4. 6% CALLABLE CONVERTIBLE NOTES
The 6% Callable Convertible Notes Payable consist of the following as of December 31, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2007, net of discount
6% Notes	Dec. 13, 2009	$1,000,000	$999,995	$5
6% April Notes	April 4, 2010	1,000,000	$999,996	$4
Total				$9

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000.

The 6% Notes have single balloon payment of $2,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The prior conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $1.00 per share.

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

On October 3, 2007, a $1 million portion of the Notes outstanding were converted into shares of common stock which were then immediately purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors submitted notification to the Company on October 3, 2007 to fully convert the Notes into shares of the Company’s common stock. There, $1,000,000 of note balance as well as interest expense $40,086 was converted into an aggregate of 2,080,172 shares of the Company’s common stock. In connection with the conversion, the discount was accelerated for the related portion of the note in an amount of $736,111. In addition, as part of the conversion transaction, the Company allowed the note holders to convert at a rate of $0.50, which was lower than the stated conversion price under the note agreement. Therefore, in connection with this lower conversion rate, the Company recognized an additional beneficial conversion charge on the principal and interest converted of approximately $299,200 upon conversion, which is reflected in interest expense.

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes converted, anti-dilution provisions of the remaining 6% Notes were triggered. The conversion price of the remaining 6% Notes was reduced from the variable conversion rate noted above to a fixed rate $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $263,900 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Interest expense, including the accelerated discount, was $947,989 for the six months ended December 31, 2007.

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

The 6% April Notes have single balloon payment of $1,000,000 due on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 6% April Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The payment obligation under the Notes may accelerate if the resale of the shares of common stock underlying the 6% Convertible April Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.

The 6% April Notes and the warrants have anti-dilution protections, and the Company has agreed to certain registration rights for the resale of the shares of common stock underlying the 6% April Notes, pursuant to a Registration Rights Agreement entered into simultaneously with the transaction. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% April Notes and warrants. The April 6% Notes and Warrants also carry registration rights, which contain penalty clauses if the underlying shares are not registered per the terms of the agreement. The agreement calls for a registration filing 90 days from closing date and a registration effective date within 150 days from the date of closing of the funding transaction. The agreement provides for a cash penalty of approximately 2% of the value of the notes to be paid to each of the holders for each thirty day period that is exceeded. This provision in the agreement has been waived, in its entirety, by the investors.

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes and the 6% Notes converted above, anti-dilution provisions of the April 6% Notes were triggered. The conversion price of the April 6% Notes was reduced from the variable conversion rate noted above to a fixed rate $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $166,700, which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Interest expense, including the debt discount, was $113,584 for the six months ended December 31, 2007.

5.  OTHER NOTES PAYABLE

The Other Notes Payable consist of the following as of December 31, 2007:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2007, net of discount
Promissory Notes - long term	Dec. 13, 2009	$600,000	-	$600,000
Term Notes - short term	April 15, 2008	$2,860,000	$60,156	$2,799,844

Promissory Notes Payable
On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See above). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. Amendments executed through December 13, 2006 amends the maturity date of the promissory notes to provide for a balloon payment on December 13, 2009. On October 3, 2007, these Notes outstanding were purchased by certain third-party institutional investors from the original note holders, in the same transaction noted above on the 8% Notes and 6% Notes. The Company did not receive any cash as a result of these transactions and was not a party to the transaction.

Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. The interest rate on this debt was 9.25% on December 31, 2007. These notes mature on April 15, 2008.

Warrants to purchase up to an aggregate of 100,000 of common stock of the Company were issued to the lenders in conjunction with these promissory notes. The warrants have a term of 5 years and carry an exercise price of $1.38 per share.

The Company allocated the aggregate proceeds of the term notes payable between the warrants and the Notes based on their fair values, which resulted in a discount of $80,208. Interest expense, including the debt discount, was $34,548 for the six months ended December 31, 2007. Should the term notes be paid prior to the payment terms, the amortization of the discount will be accelerated.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of December 31, 2007 consist of the following:

Audit and accounting fees	$171,355
Legal fees	26,500
Interest	369,414
Employee compensation and taxes	450,612
Board of directors fees	35,496
Fair value of shares to be issued to Apro	147,867
Other miscellaneous	172,170

Total	1,373,414

7. STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

Stock Options
The Company maintains a qualified stock option plan (the "1999 Plan") for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options. The 1999 Plan is administered by the compensation committee of the Board of Directors, which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

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

There were no stock options granted during the six months ended December 31, 2007 or 2006. As of December 31, 2007, 1,025,000 options are outstanding, of which 673,332 options are exercisable. The weighted average exercise price of all outstanding options is $1.98. Aggregate intrinsic value of the options was $0 as of December 31, 2007. As of December 31, 2007, non-vested compensation cost that has not yet been recognized was approximately $457,500, which is expected to be recognized over a weighted average period of approximately 1 year.

During fiscal year ended June 30, 2007, the Company had approved the issuance of 100,000 shares of common stock to an officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years. The Company has accounted for this additional stock award as a liability, under SFAS 123R, which had a value of $102,000 as of December 31, 2007.The Company recorded an expense of $34,500 and $64,500 for the three and six months ended December 31, 2007, respectively, in connection with this stock award, which was being recognized over the expected service period.

Total non-cash compensation expense was $318,624 for the six months ended December 31, 2007, which consisted of stock option expense of approximately $254,000 as well as $64,500 for the future stock issuance to the officer. The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the consolidated statements of operations.

Warrants
In December 2007, the Company issued 100,000 five-year warrants with an exercise price of $1.38 in connection with the new Term Note it issued (see Note 5). In October 2007, additional warrants of 5,357,139 were issued to the note holders of the 6% Notes as well as the original 1,785,713 warrants they held had their exercise price reset to $0.50. (See Note 3). As of December 31, 2007, the Company has 14,813,725 warrants outstanding to purchase shares of common stock at prices ranging from $0.50 to $8.25, all of which are currently exercisable.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the warrant will take place quarterly over the four−year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub−contracting agreement between Hyundai and the Company dated October 25, 2006. Such warrants are considered contingent and are not reflected in the above total outstanding warrants, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. As of December 31, 2007, no expense has been recognized.

On May 10, 2007, the Company entered into an agreement with Apro Media, which provides for the issuance of up to 12,750,000 warrants to purchase shares of common stock in exchange for a maximum of $90,000,000 in revenue, which is to be realized by the Company over a maximum period of seven years. The vesting of the warrant will take place based on 300,000 shares for every $1 million in revenue realized by the Company. Such warrants are considered contingent and are not reflected above, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. As of December 31, 2007, no expense has been recognized.

Common Stock Transactions

During the months of July, August and October 2007, the holders of the 8% Notes and $1,000,000 of the December 2006 6% Notes elected to convert all remaining amounts of principal and accrued interest into shares of common stock of the Company under the provisions of the notes. (See Notes 3 and 4). In connection with the conversion, the Company issued 7,957,532 shares of common stock.

During the three months ended December 2007, the Company issued 91,965 shares to members of our Board of Directors for payment of amounts owed for services.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the six months ended December 31, 2007 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company issued 1,000,000 shares of common stock to Apro for that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $147,867 at December 31, 2007 and reflected as a liability. The total expense for the six months ended December 31, 2007 related to shares both issued and issuable to Apro was $1,140,867. For the three months ended December 31, 2007 the Company recorded a credit of ($98,698) related to the reduction of the liability for this period due to changes in the fair value of the stock to be issued. This liability will be re-measured at each period end, until all shares are issued.

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

On October 25, 2006, the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge its most favored price for such training services. No title or other ownership of rights in the Company's firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter and notices on, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the firmware recorded in the Company's products.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred as of December 31, 2007 or to date.

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

On May 21, 2007, MSGI acquired the funding necessary for the execution of the contract, shortly thereafter, made the required payment of $2.5 million to Apro. The first shipments of product under this arrangement occurred during the three months ended September 30, 2007. All of the product revenue reflected for the six months ended December 31, 2007 is in connection with the Apro agreement.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the six months ended December 31, 2007 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company issued 1,000,000 shares of common stock to Apro for those revenues recognized in the six months ended December 31, 2007. The Company computed a fair value for a pro rata share of the remaining shares to be issued, which was $147,867 at December 31, 2007. The total expense for the six months ended December 31, 2007 related to shares both issued and issuable to Apro was $1,140,867. For the three months ended December 31, 2007 the Company recorded a credit of ($98,698) related to the reduction of the liability for this period due to changes in the fair value of the stock to be issued. This liability will be re-measured at each period end, until all shares are issued.

10. RELATIONSHIP WITH CODA OCTOPUS GROUP

On April 1, 2007 the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (“CODA”) where by the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. The Company recognized $0 and $100,000 in revenues under this arrangement for the three and six months ended December 31, 2007, respectively.

11. SUBSEQUENT EVENTS

On January 10, 2008 (the “Preferred Stock Closing Date”), by entering into an Amended and Restated Securities Purchase Agreement (the “Amended and Restated Securities Purchase Agreement”) with the Initial Buyers as well as certain additional institutional investors (the “New Investors” along with the Initial Buyers, shall be collectively referred to as the “Buyers”), the Company terminated the Initial Securities Purchase Agreement and in lieu thereof entered into a new transaction (the “Preferred Stock Transaction”).

From the proceeds of the Preferred Stock Transaction, the Company made a significant investment (the “Investment Transaction”) in Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporations Act, (“Current Technology”). Current Technology, through its soon to be majority held subsidiary Celevoke, Inc. (“Celevoke”), is active in Telematics, which is the integrated use of telecommunications and informatics. More specifically, it is the science of sending, receiving and storing information wirelessly via telecommunication devices. Celevoke has integrated Telematics and Global Positioning Systems (GPS) with sensing technology. This proprietary suite of software products enables users to remotely monitor, track, control and protect a wide variety of asset classes.

Each of the Preferred Stock Transaction and the Investment Transaction is summarized below. These summaries are not complete, and are qualified in their entirety by reference to the full text of the agreements that have been previously filed. Readers should review those agreements for a more complete understanding of the terms and conditions associated with these transactions.

The Preferred Stock Transaction:

Pursuant to the Amended and Restated Securities Purchase Agreement, the Company issued (i) 5,000,000 shares of the Company’s Series H Convertible Preferred Stock (the “Preferred Shares”), and (ii) warrants exercisable for 5,000,000 shares of Common Stock at an exercise price of $2.50 per share (the “New Warrants”). The Buyers paid a total of $5,000,000 (the “Total Purchase Price”) for securities issued in the Preferred Stock Transaction (which includes the $1,250,000 paid by the Initial Buyers in the Warrant Transaction). All of the securities issued in the Warrant Transaction were surrendered and cancelled in exchange for the issuance of a portion of the Preferred Shares and the New Warrants. From the Total Purchase Price, $2,500,000 will be used to purchase the securities of Current Technology (See the “Investment Transaction”, below) and $3,000,000 was used as collateral for certain letters of credit pledged as collateral for the Company’s obligations under the New Put Option Agreement (the “New L/C Deposit”).

The Preferred Shares:

To designate and establish the Preferred Shares, the Company filed a Certificate of Designations, Preferences and Rights of Series H Convertible Preferred Stock (the “Certificate of Designation”) on the Preferred Stock Closing Date with the Secretary of State of the State of Nevada. The Company is authorized to issue 5,000,000 shares of Series H Convertible Preferred Stock, par value $0.01 per share.

The Preferred Shares shall be junior to all other classes or series of preferred stock of the Company and shall rank on a pari passu basis with the holders of Common Stock in the event of a liquidation.

The holders of Preferred Shares are not entitled to receive any dividends.

The Preferred Shares are convertible at the holder's election into shares of Common Stock at the conversion rate, which is the quotient of (i) the amount subject to conversion, divided by (ii) the conversion price. The Preferred Shares have an initial conversion price of $1.00 per share. The conversion price of the Preferred Shares and the number of shares issuable upon conversion of the Preferred Shares are subject to adjustments for stock splits, combinations or similar events. In addition, the conversion price of the Preferred Shares is also subject to a “full ratchet” anti-dilution adjustment which, in the event that the Company issues or is deemed to have issued certain securities at a price lower than the then applicable conversion price, immediately reduces the conversion price of the Preferred Shares to equal the price at which the Company issues or is deemed to have issued its Common Stock.

The holders of the Preferred Shares shall not have the right to convert the Preferred Shares into Common Stock to the extent that after giving effect to such conversion such holder would beneficially own in excess of 4.99% of the shares of Common Stock outstanding.

The holders of Preferred Shares shall be entitled to a number of votes equal to the number of shares of Common Stock into which such Preferred Shares are convertible. Except as required by law, the holders of Preferred Shares shall vote with holders of Common Stock as if they were a single class of securities.

If the Company issues options, convertible securities, warrants, stock, or similar securities pro rata to holders of its Common Stock, any holder of Preferred Shares shall have the right to acquire the same as if it had converted its Preferred Shares.

The Warrants:

The Warrants are immediately exercisable and, in the aggregate, entitle the Buyers to purchase 5,000,000 shares of Common Stock at an exercise price of $2.50 per share. While each share of Common Stock issuable upon exercise of the Warrants is not registered for resale with the SEC or such registration statement is not available for resale, the holders of the Warrants may utilize a “cashless exercise.” The holders of the Warrants shall not have the right to exercise the Warrants to the extent that after giving effect to such exercise such holder would beneficially own in excess of 4.99% of the shares of Common Stock outstanding. The Warrants expire five (5) years following the date of issuance.

The exercise price of the Warrants and the number of shares issuable upon exercise of the Warrants are subject to adjustments for stock splits, combinations or similar events. In addition, the exercise price of the Warrants is also subject to a “full ratchet” anti-dilution adjustment which, in the event that the Company issues or is deemed to have issued certain securities at a price lower than the then applicable exercise price, immediately reduces the exercise price of the Warrants to equal the price at which the Company issues or is deemed to have issued its Common Stock.

The Company may not enter into a transaction involving a change of control unless the successor entity assumes the obligations of the Company under the Warrants and the successor entity is a publicly traded corporation whose common stock is quoted on or listed on one of the exchanges specified in the Warrants. Upon the occurrence of a transaction involving a change of control, the holders of the Warrants will have the right, among others, to have the Warrants repurchased for a purchase price in cash equal to the Black-Scholes value (as calculated pursuant to the Warrants) of the then unexercised portion of the Warrants.

The New Put Option Agreement:

The Company entered into the New Put Option Agreement with the Buyers pursuant to which the Buyers may compel the Company to purchase up to 5 million Preferred Shares (the “New Total Put Amount”) at a price per share equal to (i) from the six month anniversary of the Preferred Stock Closing Date until the one year anniversary thereof, $1.20, (ii) from the one year anniversary of the Preferred Stock Closing Date until the two year anniversary of the Preferred Stock Closing Date, $1.40, (iii) from the two year anniversary of the Preferred Stock Closing Date until the three year anniversary of the Preferred Stock Closing Date, $1.60, (iv) from the three year anniversary of the Preferred Stock Closing Date until the four year anniversary of the Preferred Stock Closing Date, $1.80 and (v) from the four year anniversary of the Preferred Stock Closing Date of through the five year anniversary of Warrant Closing Date, $2.00 (with adjustments for any stock dividend, stock split, stock combination or other similar transaction). The New Put Option Agreement is valid for a certain number of Preferred Shares equal to the Eligible Amount (as hereinafter defined) from the six month anniversary of the Preferred Stock Closing Date until the earlier of (i) the fifth anniversary of the Preferred Stock Closing Date and (ii) the date that is ten (10) trading days following the date on which the Company notifies the Buyers that the market price (based upon a weighted average) is at or above a price specified in the New Put Option Agreement (the “put termination price”) and certain other conditions are met. The put termination price (weighted average market price per share of common stock) is $2.00 for months seven through twelve, $2.33 for months thirteen through twenty four, $2.68 for months twenty five through thirty six, $3.00 for months thirty seven trough forty eight and $3.33 thereafter.  The “Eligible Amount” is equal to initially one-sixth (1/6) of the New Total Put Amount (subject to adjustments for any stock dividend, stock split, stock combination or other similar transaction) commencing on the six month anniversary of the Preferred Stock Closing Date and such amount increases on each monthly anniversary thereof by one-sixth (1/6) of the New Total Put Amount, subject to certain limitations. The Company expects to account for at least a portion of this transaction as a liability instrument.

The New Put Price may be paid by the Company in shares of Common Stock subject to certain limitations and restrictions. In addition, the Company’s obligation under the New Put Option Agreement is secured by the Letters of Credit, which may be drawn upon by a Buyer exercising its rights under the New Put Option Agreement. To the extent the Company does subsequent subscriptions of its securities, the amount of New L/C Deposit may have to be increased up to $5 million.

Placement Agent and Related Fees:

Midtown Partners & Co. LLC (the “Placement Agent”) was engaged by the Company as its placement agent for the Warrant Transaction and the Preferred Stock Transaction. The Company has agreed to (i) pay the Placement Agent cash compensation equal to 8% of the gross proceeds of the offering (or $400,000) and (ii) issue to the Placement Agent warrants (the “Placement Agent Warrants”) to purchase shares of Common Stock for an amount equal to 8% of the shares of Common Stock initially issuable upon of the Preferred Shares (400,000 shares). The terms and conditions of the Placement Agent Warrants are identical to the terms and conditions of the New Warrants.

The Investment Transaction:

On the Preferred Stock Closing Date, the Company entered into a Subscription Agreement and an Investment Letter with Current Technology pursuant to which the Company purchased from Current Technology (i) 25,000,000 shares of its common stock, and (ii) common stock purchase warrants exercisable for 25,000,000 million share of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 will be made in five installments of $500,000 between January 4, 2008 and April 15, 2008 (of which $1,000,000 has been paid to date). The common stock purchase warrants are immediately exercisable at an exercise price of $.15 per share and expire on January 9, 2013. The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares. As a result of this investment, the Company will beneficially own approximately 50,000,000 shares of common stock of Current Technology, or approximately 32.5% of Current Technology’s shares of common stock outstanding on a fully diluted basis assuming the warrants are fully exercised and the subscription paid in full. In addition, as part of this investment transaction, Current Technology will outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology is acquiring a 51% ownership interest). The Company expects that it will record the investment in Current Technology on the equity method of accounting.

Orders Referred under Apro Contract

During the three months ended December 31, 2007, the Company secured orders for product in the amount of approximately $4.8 million. Receipt of inventory required to fulfill these orders was delayed as a result of U.S. customs documentation requirements that the manufacturers were unable to resolve on a timely basis. As a result, the Company was unable to complete testing and assembly of product and ship finished product until January 2008. Therefore, these orders will be fulfilled in the subsequent period and the revenues from these shipments should be realized during the three-month period ending March 31, 2008. The Company has paid a deposit of $2.5 million on this inventory as of December 31, 2007.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six-month periods ended December 31, 2007 and 2006. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-QSB and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2007.

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

For contracts that consist of product and related installation, revenue is recognized on a progress-to-completion method, in accordance with SOP 97-2. Billings in advance of the completion of the work being delivered is recorded as deferred revenue. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken, or expected to be taken, in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at December 31, 2007.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2007.

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

As a result of the certain conversion transactions of a portion of the 8% and 6% Callable Secured Convertible Notes, anti-dilution provisions of the remaining outstanding convertible notes were triggered. The conversion price of all the remaining convertible Notes was reduced to $0.50 per share. In addition, certain warrants had their exercise price reduced to $0.50. As a result of these transactions, there was additional beneficial conversion charges recognized to interest expense, as well as certain charges to record an additional discount to these notes with an offsetting charge to additional paid in capital. See Notes 3 and 4 to the Consolidated Financial Statements.

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory to fulfill the contract referred to us by Apro.

Results of Operations for the Three Months Ended December 31, 2007, Compared to the Three Months Ended December 31, 2006.

There were no revenues reported for the three months ended December 31, 2007 (the “Current Period”) compared to revenues of approximately $78,000 in the three months ended December 31, 2006 (the “Prior Period”). Completion of orders and shipment of product in the Current Period (for orders referred to us by Apro) has been delayed as a result of the inability for certain manufacturers and suppliers of inventory to provide the U.S Customs Service with proper required documentation for importing materials. We expect the material to be received in our third quarter, and the products shipped to our customers in the following few quarters. We have also received new orders aggregating approximately $5.0 million from Apro in the third quarter of fiscal 2008, which we would expect to ship during the upcoming quarters, subject to availability of inventory and completion of our required configuration processes.

Revenues recorded in the Prior Period were related to our Innalogic product line. We may receive referral fees from Coda as they utilize our technology in systems that they sell, however the timing and volume of such referral fees will be unpredictable.

There were no costs of goods sold reported in the Current Period, as compared to costs of approximately $50,000 reported in the Prior Period for the Innalogic product line sale.

Salaries and benefits of approximately $0.4 million in the Current Period were in line with those expenses realized during the Prior Period.

Selling, general and administrative expenses of approximately $0.8 million in the Current Period increased by approximately $0.4 million or 100% from comparable expenses of $0.4 million in the Prior Period. The increase is due primarily to expenses incurred for investor relations, legal fees and accounting fees, relating to the changes in the business model, negotiation of contracts with our customers and suppliers, and required infrastructure development.

A cost reduction associated with shares to be issued to Apro of approximately $99,000 in the Current Period is the result of an adjustment to the accrual to recognize the fair value of a pro-rata share of the amount of shares of common stock of the Company which are to be issued to Apro Media Corp as a compensatory payment for providing purchase orders to the Company for the sale of product and services as per the terms of the sub-contract agreement. There were no such expenses in the Prior Period. This liability will be remeasured at each period end until the shares are issued.

Depreciation and amortization expenses of approximately $3,000 were realized in the Current Period. These costs decreased by approximately $32,000 from similar costs in the Prior Period. This decrease is primarily the result of the costs associated with certain intangible assets becoming full amortized in August 2007. There will be no further amortization costs associated with these certain intangible assets.

As a result of the above, loss from operations of approximately $1.1 million in the Current Period increased by approximately $0.3 million from comparable loss from continuing operations of $0.8 million in the Prior Period.

Interest expense of approximately $8.5 million in the Current Period increased by approximately $8.1 million over interest expense of approximately $0.4 million in the Prior Period. This increase is due primarily to non-cash interest charges realized from the accretion of discounts to the 8% and 6% Callable Convertible Note instruments and adjustments to the fair market value of certain warrants issued to the lenders. Of this expense, approximately $2.9 million was recognized from an acceleration of expenses as well as additional expenses upon conversion resulting from the conversion of a portion of the debt to shares of the Company’s common stock and approximately $5.0 million was realized from the change in the fair value due to the adjustment to the exercise price in connection with certain anti-dilution provisions of warrants issued to certain lenders. As the result of provisions in the remaining note agreements which allow for further reduction of conversion prices and warrant terms, as well as the interest that remains to be amortized under the debt discounts, we expect non-cash interest charges will remain unpredictable and significant.

The provision for income taxes in the Current Period is in line with those expenses realized in the Prior Period, and is the result of certain state minimum taxes.

As a result of the above, net loss of approximately $9.6 million in the Current Period increased by approximately $8.3 million from comparable net loss of approximately $1.3 million in the Prior Period.

In the Prior Period the Company recognized undeclared dividends on preferred stock of approximately $4,000. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company was required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no such expenses in the Current Period because all such shares were fully converted to common stock in the fiscal year ended June 30, 2007.

As a result of the above, net loss attributable to common stockholders of approximately $9.6 million in the Current Period increased by approximately $8.3 million from comparable net loss of approximately $1.3 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2007, Compared to the Six Months Ended December 31, 2006.

Revenues of approximately $3.9 million were reported for the six months ended December 31, 2007 (the “Current Period”). Of these revenues, approximately $3.8 million we derived for shipments of product to clients under the Apro sub-contract agreement. Although the sub-contract agreement provides for certain targeted orders to be received by us, there can be no assurances of the timing and volume of revenues that will be recognized under this arrangement in future periods. Approximately $0.1 million in revenues was derived from the referral fee agreement with CODA and are reported as revenues from a strategic partner. There were revenues reported for the six months ended December 31, 2006 (the “Prior Period”) of approximately $78,000 related to the sale of products by our Innalogic subsidiary.

There were approximately $2.8 million recognized as costs of goods sold in the Current Period compared to expenses of approximately $50,000 for costs of goods sold in the Prior Period. The costs realized in the Current Period represent the cost of components inventory used in producing the shipments under the Apro sub-contract during the period as well as certain costs of labor realized in testing, assembly and shipping processes. As these were our first shipments for these types of products, there can be no assurances as to the product margins that will be generated on subsequent shipments.

Salaries and benefits of approximately $0.7 million in the Current Period decreased by approximately $0.3 million or 30% from salaries and benefits of approximately $1.0 million in the Prior Period. The decrease is due primarily to the reduction in corporate support personnel and the related salaries and benefits. The reductions occurred as we de-emphasized our business activities in Italy and with our Innalogic technology during fiscal 2006.

Selling, general and administrative expenses of approximately $1.3 million in the Current Period increased by approximately $0.3 million or 30% from comparable expenses of $1.0 million in the Prior Period. The increase is due primarily to expenditures in investor relations fees, legal fees and accounting fees relating to the changes in the business model, negotiation of contracts with our customers and suppliers, and required infrastructure development.

Costs associated with shares to be issued to Apro of approximately $1.1 million in the Current Period are the result of an accrual to recognize the fair value of a pro-rata share of the amount of shares of common stock of the Company which are to be issued to Apro Media Corp as a compensatory payment for providing purchase orders to the Company for the sale of product and services as per the terms of the sub-contract agreement. A portion of this accrual was settled through the issuance of 1 million shares issued to Apro in December 2007. There were no such expenses in the Prior Period. This liability will be remeasured at each period end until the shares are issued.

Depreciation and amortization expenses of approximately $19,000 were realized in the Current Period. These costs decreased by approximately $51,000 from similar costs in the Prior Period. This decrease is primarily the result of the costs associated with certain intangible assets becoming full amortized in August 2007. There will be no further amortization costs associated with these certain intangible assets.

As a result of the above, loss from operations of approximately $2.2 million in the Current Period increased by approximately $0.2 million from comparable loss from continuing operations of $2.0 million in the Prior Period.

Interest expense of approximately $9.9 million in the Current Period increased by approximately $9.3 million over interest expense of approximately $0.6 million in the Prior Period. This increase is due primarily to non-cash interest charges realized from the accretion of discounts to the 8% and 6% Callable Convertible Note instruments. Of this expense, approximately $3.2 million was recognized from an acceleration of expenses as well as additional expenses upon conversion resulting from the conversion of a portion of the debt to shares of the Company’s common stock and approximately $5.0 million was realized from the change in the fair value due to the adjustment to the exercise price in connection with certain anti-dilution provisions of warrants issued to certain lenders. See the table below for further information on the components of interest expense. As the result of provisions in the remaining note agreements which allow for further reduction of conversion prices and warrant terms, as well as the interest that remains to be amortized under the debt discounts, we expect non-cash interest charges will remain unpredictable and significant.

The provision for income taxes of $6,000 in the Current Period is in line with those expenses realized in the Prior Period, and is the result of certain state minimum taxes.

As a result of the above, net loss of approximately $12.1 million in the Current Period increased by approximately $9.5 million from comparable net loss of approximately $2.6 million in the Prior Period.

In the Prior Period the Company recognized undeclared dividends on preferred stock of approximately $15,000. This pertains to the issuance of the Company's Series F Convertible Preferred Stock. The Company was required to pay an annual dividend of 6% on the Preferred Stock, payable in shares of the Company's common stock. There are no such expenses in the Current Period because all such shares were fully converted to common stock in the fiscal year ended June 30, 2007.

As a result of the above, net loss attributable to common stockholders of approximately $12.1 million in the Current Period increased by approximately $9.4 million from comparable net loss of approximately $2.7 million in the Prior Period.

Capital Resources and Liquidity

Debt:
The Company does not have any credit facilities as of December 31, 2007. The Company carries debt related to certain notes payable as described above, and summarized in the table below.

Instrument	6% Notes	6% April Notes	8% Notes	8% Debentures	Term Loans	Promissory Notes	Totals

Debt Balance - Face Amount
Face Amount of debt at June 30, 2007	$2,000,000	$1,000,000	$2,571,958	$5,000,000	$-	$600,000	$11,171,958

New borrowings	-	-	-	-	2,860,000	-	2,860,000
Conversions to common stock	(1,000,000)	-	(2,571,958)	-	-	-	(3,571,958)

Face Amount of debt at December 31, 2007	1,000,000	1,000,000	-	5,000,000	2,860,000	600,000	10,460,000

Debt Discount
Balance at June 30, 2007	(1,638,889)	(916,666)	(1,144,547)	(4,814,815)	-	-	(8,514,917)

Initial computation of discount					(80,208)		(80,208)
Amortization Expense	166,672	83,337	89,312	416,671	20,052		776,044
Accelerated amortization due to conversions	736,111		1,055,235				1,791,346

Additional discount due to change in conversion price as a result of anti-dilution provisions	(263,889)	(166,667)		(601,852)			(1,032,408)

Balance December 31, 2007	(999,995)	(999,996)	-	(4,999,996)	(60,156)	-	(7,060,143)

Carrying Value
Net Carrying value - June 30, 2007	361,111	83,334	1,427,411	185,185	-	600,000	2,657,041
Net Carrying value - December 31, 2007	$5	$4	$-	$4	$2,799,844	$600,000	$3,399,857

The 6% Notes, 6% April Notes and 8% Debentures contain conversion features which may, if elected by the holders of the notes, result in the issuance of common stock rather than the repayment of the debt.

Interest expense consisted of the following for the six months ended December 31, 2007:

Interest at stated coupon rate	$594,177
Accretion of debt discount	776,044
Accretion of debt discount upon conversion	1,791,346
Additional beneficial conversion charge upon inducement of conversion of 6% Note	299,203
Additional beneficial conversion charge upon inducement of conversion of 8% Note	1,125,913
Change in warrant due to anti-dilution provisions	4,969,008
Amortization of deferred financing charges	375,133
Other	521
$9,931,345

As the result of provisions in the remaining note agreements which allow for further reduction of conversion prices and warrant terms, as well as the interest that remains to be amortized under the debt discounts, we expect non-cash interest charges will remain unpredictable and significant.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity transactions and the issuance of debt. At December 31, 2007, the Company had approximately $0.3 million in cash and cash equivalents, approximately $3.9 million in accounts receivable and a working capital deficit of approximately $0.5 million.

The Company recognized a net loss of approximately $12.1 million in the Current Period, of which approximately $9 million was the result of non-cash interest charges. Cash used in operating activities in the Current Period was approximately $5.0 million. Cash used in operating activities principally resulted from our operating loss offset by increases in accounts payable and accrued liabilities and the delay in the collections of our accounts receivable until January 2008. Cash used in operating activities in the Prior Period was approximately $1.6 million, however the volume of our activities were significantly smaller.

In the Current Period there was approximately $2.9 million provided by financing activities. These funds were used primarily to purchase inventory. These purchases are represented by the deposits on inventory of approximately $2.5 million for the period ended December 31, 2007. In the Prior Period, net cash of approximately $2.5 was provided by financing activities, consisting primarily of net proceeds received from 6% convertible notes and advances from a strategic partner.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of the 6% and 8% notes and a term loan to help finance inventory purchases. The Company also looks forward to revenue generation as a result of its new sub-contracting relationship with Apro, although we can make no assurances of the timing and volume of revenues that will be generated. The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

We have entered into significant transactions in January 2008 as described above, including a $5 million preferred stock raise and the entering into a investment subscription agreement to acquire up to a 32% interest in Current Technology. The preferred stock raise contains warrant and a put option feature which will likely result in the treatment of at least a portion of the instrument as a liability and result in significant interest expense. Further, at least $3 million of these proceeds must be used to secure the potential put-option requirement, and therefore are not available for general working capital purposes. The investment in Current requires us to fulfill an initial subscription for the purchase of approximately 20% of the company for $2.5 million through April 2008, of which $1 million has been paid to date. The acquisition of the remaining 12% will require the exercise of warrants requiring approximately $3.7 million in capital. We also expect to have a portion of Current’s business sub-contracted to us.

Off-Balance Sheet Arrangements:

The Company currently does not maintain any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of December 31, 2007 were not sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on October 14, 2007, certain material weaknesses were communicated to the Company by our independent registered public accounting firm. The Company acknowledges that certain weaknesses, as stated and identified in the Form 10-KSB, as amended, need to be addressed. Further, our independent registered public accounting firm communicated to the Company that a material weakness exists with regard to proper retention of shipping and acceptance of products documentation under the Apro sub-contract agreement. The Company has acknowledged such deficiencies, but notes that the three month period ended September 30, 2007 is the first in which the Apro sub-contract agreement is active and sufficient record retention shall be developed.

Based upon the evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our internal controls are currently not sufficiently effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer. Our CEO and principal financial officer also concluded that our internal controls are currently not sufficiently effective to ensure that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a current and temporary lack of adequate resources and personnel. The Company has recently hired additional staff and intends to develop the adequate policies and procedures with said enhanced staff to ensure that adequate internal controls are in place to allow for effective and timely management and reporting documentation retention, and analysis and accounting for complex transactions. However, these additional procedures have not yet been in place for a sufficient time to be effective.

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.
__________________

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: February 19, 2008	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)