Form 10QSB
period 2008-03-31
MSGI SECURITY SOLUTIONS, INC
filed 2008-05-15
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR
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
Yes ☐     No ☒

As of May 9, 2008 there were 19,994,128 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

Transitional Small Business Disclosure Format Yes ☐   No ☒

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
QUARTERLY REPORT ON FORM 10-QSB
MARCH 31, 2008

PART I- FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet as of
	March 31, 2008 (unaudited)	3

	Condensed Consolidated Statements of Operations for the
	three and nine months ended March 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statement of Equity (Deficit) for the
	nine months ended March 31, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	nine months ended March 31, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis	23

Item 3.	Controls and Procedures	32

PART II- OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES		34

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

As of March 31, 2008
ASSETS

Current Assets
Cash	$845,219
Restricted cash	1,500,000
Accounts receivable	4,025,600
Accounts receivable - Coda	60,000
Due from investors - restricted	300,000
Deposits on inventory	714,667

Total current assets	7,445,486

Investment in Current Technology Corp (see Note 4)	1,500,000
Property and equipment, net	30,333
Other assets, principally deferred financing costs, net	1,133,196

Total assets	$10,109,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Term notes payable, net of discount of $8,586	$2,851,414
Accounts payable - trade	724,909
Accrued liability for put options (see Note 3)	6,150,000
Accrued expenses and other current liabilities	1,819,340
Total current liabilities	11,545,663

Long-term Liabilities:
Promissory notes payable	600,000
6% Callable convertible notes payable, net of discount of $1,999,964	36
8% Callable convertible notes payable, net of discount of $4,978,572	18
Total long-term liabilities	600,054

COMMITMENTS (See Note 13)
Stockholders' equity (deficit):

Preferred Series H Convertible Stock - $0.01 par value; 5,000,000 shares authorized, issued and outstanding	50,000
Common stock - $.01 par value; 100,000,000 shares authorized;
19,815,781 shares issued; 19,798,119 shares outstanding	198,159
Additional paid-in capital	269,846,569
Accumulated deficit	(270,737,720)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)
Total stockholders' equity (deficit)	(2,036,702)
Total liabilities and stockholders' equity (deficit)	$10,109,015

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2008	2007	2008	2007
Revenues
Product revenues	$2,400,000	$-	$2,400,000	$77,895
Product revenues - Apro (Note 11)	1,625,600	-	5,442,160	-
Referral fee revenues - Coda	-	100,000	100,000	100,000
Total revenue	4,025,600	100,000	7,942,160	177,895

Cost of product sold	3,291,645	-	6,135,972	49,886

Gross profit	733,955	100,000	1,806,188	128,009

Operating costs and expenses:
Research and development	88,200	-	88,200	-
Salaries and benefits	352,101	444,617	1,101,673	1,411,251
Selling, general and administrative	1,153,795	699,899	2,510,911	1,691,798
Non-cash expense for shares to be issued to Apro Media	326,619	-	1,464,486	-
Depreciation and Amortization	4,445	35,073	23,363	104,983
Total operating costs and expenses	1,925,160	1,179,589	5,188,633	3,208,032

Loss from Operations	(1,191,205)	(1,079,589)	(3,382,445)	(3,080,023)

Other income (expense):
Non-cash expense for revaluation of put options to fair value	(1,150,000)	-	(1,150,000)	-
Interest income	4,708	-	5,333	617
Interest expense	(460,775)	(865,322)	(10,392,120)	(1,501,282)
Total other income (expense)	(1,606,067)	(865,322)	(11,536,787)	(1,500,665)

Net loss before provision for income taxes	(2,797,272)	(1,944,911)	(14,919,232)	(4,580,688)
Provision for income taxes	-	11,000	6,000	20,000

Net loss	(2,797,272)	(1,955,911)	(14,925,232)	(4,600,688)

Undeclared dividends on preferred stock	-	-	-	(15,169)
Net loss attributable to common stockholders	$(2,797,272)	$(1,955,911)	$(14,925,232)	$(4,615,857)

Basic and diluted loss per share attributable
to common stockholders:	$(0.14)	$(0.32)	$(0.94)	$(0.89)

Weighted average common shares outstanding
basic and diluted	19,475,358	6,093,054	15,829,699	5,159,526

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2008
(Unaudited)

	Preferred Stock		Common Stock				Treasury Stock
					Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2007	-	$-	10,325,687	$103,257	$256,074,720	$(255,812,488)	(17,622)	$(1,393,710)	$(1,028,221)

Issuance of convertible preferred series H shares (see Note 3)	5,000,000	50,000			(50,000)				-

Non-cash compensation expense					376,202				376,202

Issuance of shares of common stock to members of the Board of Directors			91,965	920	192,209				193,129

Issuance of shares to investor relations firm			300,000	3,000	201,000				204,000

8% and 6% convertible debt and interest converted to shares of common stock			8,098,129	80,982	5,612,808				5,693,790

Issuance of shares of common stock to Apro Media Corp. pursuant to referred business sub-contract agreement			1,000,000	10,000	980,000				990,000

Modification to exercise price of warrants previously issued					4,969,008				4,969,008

Debt discount related to warrants in connection with December 2007 notes payable					80,208				80,208

Fair market value of warrants issued to investor relations firms for services rendered					332,421				332,421

Additional debt discount and other recorded in connection with reset of conversion price under anti-dilution provisions of the convertible notes					1,077,993				1,077,993

Net loss for the nine months ended Maarch 31, 2008						(14,925,232)			(14,925,232)
	5,000,000	$50,000	19,815,781	$198,159	$269,846,569	$(270,737,720)	(17,622)	$(1,393,710)	$(2,036,702)

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(Unaudited)

	2008	2007
Operating activities:

Net loss	$(14,925,232)	$(4,600,688)

Adjustments to reconcile net loss to net cash used in

Operating activities:
Depreciation	10,750	33,160
Amortization	12,613	71,823
Amortization of deferred financing costs	532,016	266,326
Non cash compensation	441,827	527,861
Non cash put option revaluation to fair value	1,150,000
Non cash interest expense	9,070,553	888,499
Non cash expense for shares to be issued to Apro Media	1,464,486	-
Non-cash expense for shares issued for services	536,421	-
Changes in assets and liabilities:
Accounts receivable	(4,085,600)	(175,895)
Inventory and deposits on inventory	347,133	8,657
Other current assets	9,250	1,360
Other assets	(20,641)	-
Accounts payable - trade	(857,470)	(588,897)
Deferred revenue	-	(2,000)
Accrued expenses and other liabilities	386,952	815,879

Net cash used in operating activities	(5,926,942)	(2,753,915)

Investing activities:
Investment in Current Technology Corporation	(1,500,000)	-
Purchases of property and equipment	(21,530)	(5,715)
Net cash used in investing activities	(1,521,530)	(5,715)

Financing activities:
Proceeds from issuance of term note	2,860,000	-
Proceeds from issuance of Series H Preferred Stock and Put Option	5,000,000	-
Restricted cash	(1,500,000)	-
Due from investors - restricted	(300,000)	-
Financing costs related to Preferred stock and Put option	(230,000)	-
Proceeds from issuance of 6% convertible notes	-	2,000,000
Deferred financing costs related to issuance of 6% convertible notes	-	(163,715)
Amounts received from Hyundai	-	300,000
Advances from strategic partner	-	959,474
Payments made to strategic partner	-	(233,526)
Bank overdraft	-	(8,223)
Net cash provided by financing activities	5,830,000	2,854,010

Change in accumulated other comprehensive income	-	(88)

Net (increase) decrease in cash and cash equivalents	(1,618,472)	94,292

	2008	2007

Cash and cash equivalents at beginning of period	2,463,691	-

Cash and cash equivalents at end of period	$845,219	$94,292

Non-cash transactions:

Conversion of $3,593,368 in convertible debt principal and $639,286
of interest to 8,098,129 shares of common stock	$4,232,654	$-
1,000,000 shares of common stock issued to Apro Media pursuant to sub-contract agreement	990,000	-
91,965 shares of common stock issued for payment of services to Board	193,129	-
Additional debt discount related to anti-dilution provision of conversion
features option on Notes	1,032,408	-
Deferred financing fees and warrant discount related to new term debt	182,992	-
Conversion of 4,032 shares of Series F stock to 198,470 shares common stock	-	198,470
Conversion of 138 shares of Series G stock to 2,758,400 shares of common stock	-	2,758,400
Discount on 8% Convertible Note	-	553,640
Discount on 6% Convertible Note		2,000,000
Agent warrants issued	-	199,084
Issuance of 1,318,088 shares of common stock in repayment of vFinance notes	-	1,186,281
Series G Preferred stock issued in exchange for liabilities	-	2,758,236
Discount on Notes payable	-	249,933
Modification of agent warrants for deferred financing costs	-	35,739

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (“FDA”) and Innalogic, LLC (“Innalogic”) (in combination "MSGI" or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Annual Report on Form 10-KSB, as amended, for its fiscal year ended June 30, 2007 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008.

Liquidity and Capital Resources:
Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity and debt transactions. At March 31, 2008, the Company had approximately $0.8 million in cash and approximately $1.5 million in restricted cash as well as approximately $4.1 million in accounts receivable and approximately $0.3 million in due from investors -restricted. The Company believes that existing financing and expected earnings may not meet its current working capital and debt service requirements for the next twelve months. It should be noted that there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai Syscomm Corp (Hyundai) and Apro Media Corp (Apro) (See Notes 10 and 11). These issues raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Summary of significant recent financings:
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

During the quarter ended March 31, 2008, the Hudson Bay Group, one of the note holders, began to convert portions of certain 8% convertible debentures held by various funds of the organization since May 2007. These conversions resulted in the issuance of 140,597 shares of common stock of the Company and a reduction in the principal balance of the convertible debentures of $21,410.

On January 10, 2008, the Company issued (i) 5,000,000 shares of the Company’s Series H Convertible Preferred Stock (ii) a Put Option agreement and (iii) warrants exercisable for 5,000,000 shares of Common Stock at an exercise price of $2.50 per share. The Buyers paid a total of $5,000,000 for securities issued in the Preferred Stock Transaction. From the Total Purchase Price, $2,500,000 was to be used to purchase the securities of Current Technology Corp (see Note 4) and $1,800,000 was to be used as collateral for the Company’s obligations under the Put Option Agreement (see Note 3).

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

Accounts Receivable and Allowance for Doubtful Accounts:
The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable. In assessing collectibility the Company considers factors such as historical collections, a customer's credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer's ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. There was no allowance for uncollectible accounts deemed necessary as of March 31, 2008.

Deferred Financing and Other Debt-Related Costs:
Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2008.

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

For contracts that consist of product and related installation, revenue is recognized on a progress-to-completion method, in accordance with SOP 97-2. Billings in advance of the completion of the work being delivered is recorded as deferred revenue. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. During the nine months ended March 31, 2008, there were no revenues related to installation-type projects.

The Company recognizes sales of its product upon shipment if the above criteria have been met. During the three months ended March 31, 2008, the Company recognized product revenue in connection with our contract from Apro in the amount of approximately $1.6 million. The Company recognized revenues in the amount of approximately $2.4 million for shipment of product outside of the Apro sub-contract.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at March 31, 2008.

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

Concentration of Credit Risk:
The Company’s services are currently provided to a variety of customers, primarily located in the continental United States. Product revenues for the nine months ended March 31, 2008 consisted of eight customers, two of which accounted for 51% of product revenues. In addition, approximately 69% of the product revenues recognized for the nine months ended March 31, 2008 were the result of our Sub-contract agreement with Apro. Accounts receivable as of March 31, 2008 consisted of four customers.

Earnings (Loss) Per Share:
In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Stock options and warrants with exercise prices above average market price in the amount of 7,087,677 and 1,355,535 shares for the nine months ended March 31, 2008 and 2007, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 14,351,048 and 4,758,196, and preferred stock convertible into 5,000,000 and 0 shares the nine months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented. These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable”, and do not include any securities under the convertible debt or put option agreement as the impact would be anti-dilutive.

3. SERIES H CONVERTIBLE PREFERRED SHARES AND PUT OPTION

On January 10, 2008, the Company entered into a Preferred Stock Agreement Transaction with certain institutional investors, which consisted of a Series H Preferred Stock, warrants and a put option agreement. The Company received proceeds of $5 million, of which a portion was used to make a significant investment in Current Technology Corporation (See Note 4).

The Company issued 5,000,000 shares of the Series H Convertible Preferred Stock, par value $0.01 per share. The preferred stock shall rank on a pari passu basis with the holders of the common stock in event of a liquidation, therefore there is no liquidation preference to the preferred stockholders. The preferred stock is not entitled to any dividends. The preferred stock is convertible at the holder’s election into common stock at a conversion rate of $1.00 per share.

The Company also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $2.50 per share. The Warrants are immediately exercisable and provide for a cashless exercise option for the period while each share of Common Stock issuable upon exercise of the Warrants is not registered for resale with the SEC or such registration statement is not available for resale. The Warrants expire five years following the date of issuance.

The conversion price of the preferred stock and the warrant exercise price are both subject to an anti-dilution adjustment in the event that the Company issues or is deemed to have issued certain securities at a price lower than the applicable conversion or exercise price. Conversion of the preferred stock and exercise of the warrant is limited if the holder would beneficially own in excess of 4.99% of the shares of common stock outstanding.

Concurrently, the Company entered into the five-year Put Option Agreement with the Buyers pursuant to which the Buyers may compel the Company to purchase up to 5 million common shares (or equivalent preferred shares) at an initial put price per share of $1.20 which is in effect beginning July 10, 2008 through January 10, 2009. At each January anniversary date of the agreement, the put price increases $0.20 over the prior year put price until the put price is $2.00 in the last year of the put option agreement. The Buyers cannot exercise the options under the Put Option agreement until July 10, 2008. The Buyers are initially limited to a Maximum Eligible Amount, as defined in the agreement, of shares that can be put which is initially 1/6 of the total 5 million shares, which increases by 1/6 on each monthly anniversary. The put option agreement also contains a put termination price which is initially set at $2.00 for the period of July 10, 2008 through January 10, 2009 and then increases by approximately $0.33 for each anniversary year of the contract until it reaches $3.33 at the end of the contract. There are also certain other limitations, as defined within the agreement.

The Put Price may be paid by the Company in shares of Common Stock or at the Company’s election in cash or in a combination of cash and Common Stock. However, there are certain limitations and restrictions within the agreement that may limit the Company’s option to pay the shares in Common Stock and may at that point require cash payment. Payments made in common stock are based upon 75% of the weighted average stock price as defined in the agreement.

As part of the $5 million in proceeds received for this Securities Purchase Agreement, $1,800,000 is being designated as restricted cash to be held in a secured Blocked Control Account in order to collateralize the put option agreement and this account may be drawn upon by a Buyer exercising its rights under the put option agreement. As of March 31, 2008, $300,000 had yet to be received and is currently classified as Accounts Receivable - Restricted on the Balance Sheet.

The put option agreement was accounted for as a liability under guidance from SFAS 150, “Accounting for Certain Hybrid Financial Instruments with Characteristics of both Liabilities and Equity.” The Company had to allocate the proceeds between the put option and the preferred stock, and determined that the entire proceeds should be first allocated to the liability instrument. The initial fair value calculated at January 10, 2008 for the put option agreement was $5,800,000. The liability is adjusted to fair value for each reporting period and the fair value at March 31, 2008 was $6,150,000. The entire $5,000,000 in proceeds was allocated to the put option agreement and the additional increase in fair value of $1,150,000 through March 31, 2008 was recorded as an expense. Fair value for the put options was calculated using the following assumptions as of January 10, 2008 and March 31, 2008.

	January 10, 2008	March 31, 2008
Expected term (years)	2.50	2.25
Expected put option price	$1.60	$1.60
Dividend yield	0%	0%
Expected volatility	135%	138%
Risk-free interest rate	2.725%	1.620%

Put option fair value per share	$1.16	$1.23

If the buyers were to put the entire 5,000,000 common shares at the end of the five-year term of the put option agreement, at the put option price of $2.00 per share, the maximum amount the Company would need to pay in cash would be $10 million. If this same amount were to be paid entirely in stock, the maximum amount of shares that would be payable, based upon 75% of the March 31, 2008 market price would be approximately 17,777,800 shares.

Midtown Partners & Co. LLC was engaged by the Company as its placement agent for the Preferred Stock Transaction and received cash compensation of $160,000. The placement agent fee was recorded as a deferred financing cost and is being amortized over the five year term of the put options.

4. INVESTMENT IN CURRENT TECHNOLOGY

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The agreement provides for the Company to purchase from Current Technology a total of 25,000,000 shares of its common stock, and common stock purchase warrants exercisable for 25,000,000 million shares of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 will be made in five installments of $500,000 between January 4, 2008 and April 15, 2008. The common stock purchase warrants are immediately exercisable at an exercise price of $.15 per share and expire on January 9, 2013. The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares.

As a result of this investment, the Company will beneficially own approximately 50,000,000 shares of common stock of Current Technology, or approximately 32.3% of Current Technology’s shares of common stock outstanding on a fully diluted basis assuming the warrants are fully exercised and the subscription paid in full and all shares are acquired. In addition, as part of this investment transaction, Current Technology will outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 51% ownership interest). No transactions between MSGI and Celevoke have occurred through March 31, 2008.

At March 31, 2008, the Company has paid $1,500,000 for the investment and has a commitment to invest another $1,000,000. Therefore, the Company’s ownership in Current Technology at March 31, 2008 is 15,000,000 shares, which represents approximately 11.6% of their outstanding common stock. The Company recorded the investment on the cost method of accounting.

5. 8% CALLABLE CONVERTIBLE NOTES

The 8% Callable Convertible Notes Payable consist of the following as of March 31, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2008, net of discount
8% Debentures	May 21, 2010	$ 4,978,590	$ 4,978,572	$ 18
8% Notes	Fully converted as of October 2007			-
Total				$ 18

8% Notes
On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor (the “8% Notes”), which were last amended December 13, 2006. Substantially all of the assets of the Company were pledged as collateral to the note holders. The 8% Notes are due, principal and interest, in a single balloon payment on the maturity date of December 13, 2009. The 8% Notes have a conversion price of 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. As noted below, all of these 8% Notes were fully converted into common stock during the nine months ended March 31, 2008.

In January 2006, the Chief Executive Officer entered into a guarantee and pledge agreement with the note holders, whereby, the common stock of MSGI owned by the Chief Executive Officer (approximately 190,000 shares) was pledged as additional collateral for these notes. As a result of the Note conversion into common stock during the nine months ended March 31, 2008, this guarantee was released.

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

During the months of July and August 2007, the holders of the 8% Notes elected to convert certain amounts of principal into shares of common stock of the Company under the provisions of the 8% Notes. In four separate conversion transactions, the holders converted approximately $810,000 in note principal into an aggregate total of 1,257,532 shares of common stock of the Company. As a result of these conversion transactions, a portion of the amortization of the discount on the 8% Notes was accelerated by approximately $348,000 for the nine months ended March 31, 2008.

On October 3, 2007, the remaining 8% Notes outstanding were purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors submitted notification to the Company on October 3, 2007 to fully convert the Notes into shares of the Company’s common stock. The remaining note balance of $1,762,414 as well as interest expense of $547,500 was converted into an aggregate of 4,619,828 shares of the Company’s common stock. The remaining discount of $707,192 on these notes was accelerated and fully accreted upon conversion. In addition, as part of the conversion transaction, the Company allowed the note holders to convert at a rate of $0.50, which was lower than the stated conversion price under the note agreement. Therefore, in connection with this lower conversion rate, the Company recognized an additional beneficial conversion charge on the principal and interest converted of approximately $1,124,900 upon conversion, which is reflected in interest expense. Total interest expense, including debt discount amortization, for the nine months ended March 31, 2008 in connection with this note was approximately $2,269,500.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the “8% Debentures”) and warrants for the purchase of up to 1,785,713 of common stock, exercisable over a five year period at an exercise price of $2.00.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal under the Debentures are not due until the maturity date. Interest is payable quarterly in cash, although certain investors have allowed the Company to defer their interest payment until the maturity date. The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 8% Debentures was $1.40.

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Notes based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the notes or Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

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
As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes below, anti-dilution provisions of the 8% Debentures were triggered in October 2007. The conversion price of the 8% Debentures was reduced from $1.40 to $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $601,800 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Total interest expense, including debt discount amortization, for the nine months ended March 31, 2008 in connection with this note was approximately $739,845.

In addition, the exercise price of the related Warrants issued to the lenders was reduced from $2.00 to $0.50 per share due to anti-dilution provisions triggered. In addition, the number of warrants was increased from 1,785,713 to 7,142,852. The change in exercise price and number of shares resulted in an additional charge to interest expense of $4,969,008 in the nine months ended March 31, 2008.

During the three months ended March 31, 2008, one of the institutional investors executed conversions of principal of its 8% Debentures into shares of common stock of the Company. These conversions resulted in the issuance of 140,597 shares of common stock of the Company and a reduction in principal balance and corresponding acceleration of debt discount of $21,410. As part of this conversion, the Company allowed these investors to convert accrued interest of $48,900 into stock at the $0.50 conversion rate instead of paying the interest in cash. Therefore, the Company recorded an additional interest expense charge of $36,017 representing the additional value of the stock provided for the interest payment.

6. 6% CALLABLE CONVERTIBLE NOTES
The 6% Callable Convertible Notes Payable consist of the following as of March 31, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2008, net of discount
6% Notes	December 13, 2009	$ 1,000,000	$ 999,978	$ 22
6% April Notes	April 4, 2010	1,000,000	999,986	14
Total				$ 36

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of callable secured convertible notes (the “6% Notes”) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000.

The 6% Notes have a single balloon payment of $2,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The prior conversion price of the 6% Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes accelerate if the resale of the shares of common stock underlying the 6% Convertible Notes and warrants are not registered in accordance with the terms of the Registration Rights Agreement, payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $1.00 per share.

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

On October 3, 2007, a $1 million portion of the Notes outstanding were purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors converted $1,000,000 of note balance as well as interest expense of $40,086 into an aggregate of 2,080,172 shares of the Company’s common stock. In connection with the conversion, the discount was accelerated for the related portion of the note in an amount of $736,111. In addition, as part of the conversion transaction, the Company allowed the note holders to convert at a rate of $0.50, which was lower than the stated conversion price under the note agreement. Therefore, in connection with this lower conversion rate, the Company recognized an additional beneficial conversion charge on the principal and interest converted of approximately $299,200 upon conversion, which is reflected in interest expense for the nine months ended March 31, 2008.

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes converted, anti-dilution provisions of the remaining 6% Notes were triggered. The conversion price of the remaining 6% Notes was reduced from the variable conversion rate noted above to a fixed rate $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $263,900 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Interest expense, including the accelerated discount, was $962,964 for the nine months ended March 31, 2008.

6% April Notes
On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1.0 million aggregate principal amount of callable secured convertible notes (the “6% April Notes”) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years.

The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 6% April Notes is 75% of the average of the lowest three closing prices of the Company’s common stock for the 20 day period prior to such conversion, with a minimum conversion price of $0.50 per share. The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

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

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes and the 6% Notes converted above, anti-dilution provisions of the April 6% Notes were triggered. The conversion price of the April 6% Notes was reduced from the variable conversion rate noted above to a fixed rate $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $166,700, which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Interest expense, including the debt discount, was $128,553 for the nine months ended March 31, 2008.

7.  OTHER NOTES PAYABLE

The Other Notes Payable consist of the following as of March 31, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2008, net of discount
Promissory Notes - long term	December 13, 2009	$ 600,000	$ -	$ 600,000
Term Notes - short term	April 15, 2008	$ 2,860,000	$ 8,586	$ 2,851,414

Promissory Notes Payable
On January 19, 2006, the Company entered into four short-term notes with the same lenders that also hold the 8% Callable Convertible Notes (See above). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. In the event of any defined event of default declared by the lenders by written notice to the Company, the notes shall become immediately due and payable and the Company shall incur a penalty of an additional 15% of the amounts due and payable under the notes. Amendments executed through December 13, 2006 changed the maturity date of the promissory notes to provide for a balloon payment on December 13, 2009. On October 3, 2007, these Notes outstanding were purchased by certain third-party institutional investors from the original note holders, in the same transaction noted above on the 8% Notes and 6% Notes. The Company did not receive any cash as a result of these transactions and was not a party to the transaction.

Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. The interest rate on this debt was 7.66% on March 31, 2008. These notes mature on April 15, 2008. These notes were not repaid on this date and the term was amended to extend it to June 30, 2008. See the discussion below.

Warrants to purchase up to an aggregate of 100,000 of common stock of the Company were issued to the lenders in conjunction with these promissory notes. The warrants have a term of 5 years and carry an exercise price of $1.38 per share.

The Company allocated the aggregate proceeds of the term notes payable between the warrants and the Notes based on their fair values, which resulted in a discount of $80,208. Interest expense, including the debt discount, was $147,749 for the nine months ended March 31, 2008.

Subsequent to this period, on April 30, 2008, the Company executed an Amendment to the Term Notes, which extended the payment terms for the term notes through June 30, 2008. Due to the default event, interest commencing April 15, 2008 is now at the default interest rate of 18%. Also, the holders now have the right to convert the note at a rate of $0.51. In addition, the terms of the Addendums to the Loan Agreements call for the Company to issue 50,000 warrants to purchase shares of common stock of the Company to the aggregate group of lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share. The Company will recognize the debt modification charge resulting from this transaction during the quarter ended June 30, 2008.

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses as of March 31, 2008 consist of the following:

Audit and accounting fees	$164,755
Interest	511,529
Employee compensation and taxes	491,357
Board of directors fees	44,250
Fair value of shares to be issued to Apro	474,486
Other miscellaneous	132,963

Total	1,819,340

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

There were no stock options granted during the nine months ended March 31, 2008 or 2007. As of March 31, 2008, 1,025,000 options are outstanding, of which 775,000 options are exercisable. The weighted average exercise price of all outstanding options is $1.98. Aggregate intrinsic value of the options was $0 as of March 31, 2008. As of March 31, 2008, non-vested compensation cost that has not yet been recognized was approximately $335,422, which is expected to be recognized over a weighted average period of approximately 1 year.

During fiscal year ended June 30, 2007, the Company had approved the issuance of 100,000 shares of common stock to an officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years. The Company has accounted for this additional stock award as a liability, under SFAS 123R, which had a value of $103,125 as of March 31, 2008. The Company recorded an expense of $1,125 and $65,625 for the three and nine months ended March 31, 2008, respectively, in connection with this stock award, which was being recognized over the expected service period.

Total non-cash compensation expense was $441,827 for the nine months ended March 31, 2008, which consisted of stock option expense of approximately $376,202 as well as $65,625 for the future stock issuance to the officer. The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the consolidated statements of operations.

Warrants
As of March 31, 2008, the Company has 20,413,725 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.50 to $8.25, all of which are currently exercisable. The major transactions involving the warrants are below:

In January 2008, the Company issued 5,000,000 five-year warrants with an exercise price of $2.50 in connection with the issuance of the Series H convertible preferred stock. (See Note 3).

In February 2008, 600,000 five-year warrants with an exercise price of $0.50 were issued to former investor relations firms as partial compensation for services performed. A fair market value of $332,421 for these warrants was calculated using the Black-Scholes method and was expensed to investor relations expenses in the period ended March 31, 2008.

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the warrant will take place quarterly over the four−year period based on an allocation of 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub−contracting agreement between Hyundai and the Company dated October 25, 2006. Such warrants are considered contingent and are not reflected in the above total outstanding warrants, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. As of March 31, 2008, no expense has been recognized.

On May 10, 2007, the Company entered into an agreement with Apro Media, which provides for the issuance of up to 12,750,000 warrants to purchase shares of common stock in exchange for a maximum of $90,000,000 in revenue, which is to be realized by the Company over a maximum period of seven years. The vesting of the warrant will take place based on 300,000 shares for every $1 million in revenue realized by the Company. Such warrants are considered contingent and are not reflected above, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. As of March 31, 2008, no expense has been recognized as none of the contingencies had been met.

Common Stock Transactions

During the months of July, August and October 2007, the holders of the 8% Notes and $1,000,000 of the December 2006 6% Notes elected to convert all remaining amounts of principal and accrued interest into shares of common stock of the Company under the provisions of the notes. (See Notes 5 and 6). In connection with the conversion, the Company issued 7,957,532 shares of common stock.

During the three months ended March 31, 2008, the Company issued 140,597 shares of its common stock in relation to conversions of the May 2007 8% convertible debenture. These conversions resulted in a reduction in the principal balance of the convertible debentures of $21,410.

During March 2008, the Company issued 300,000 shares of common stock to an investor relations firm. The Company recorded an expense of $204,000 based on the fair value of the stock on the date of issuance.

During the nine months ended March 31, 2008, the Company issued 91,965 shares to members of our Board of Directors for payment of amounts owed for services. The Company recorded an expense of $193,129 based on the fair value of the stock on date of issuance.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the nine months ended March 31, 2008 the Company recognized approximately $5.4 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company issued 1,000,000 shares of common stock to Apro for that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $474,486 at March 31, 2008 and reflected as a liability. The total expense for the nine months ended March 31, 2008 related to shares both issued and issuable to Apro was $1,464,486. For the three months ended March 31, 2008 the Company recorded an expense of $326,619 related to the increase of the liability for this period due to changes in the fair value of the stock to be issued as well as the additional stock earned. This liability will be re-measured at each period end, until all shares are issued.

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

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (See above), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock were to be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than 19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement.

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

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for for a maximum of $80,000,000 in revenue, which is to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred as of March 31, 2008 or to date.

11. RELATIONSHIP WITH APRO MEDIA CORP.

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (“Apro” or “Apro Media”) for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also immediately establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI. The contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media, which was made on May 31, 2007, for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the nine months ended March 31, 2008 the Company recognized approximately $5.4 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro for that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $474,486 at March 31, 2008 and reflected as a liability. The total expense for the nine months ended March 31, 2008 related to shares both issued and issuable to Apro was $1,464,486. For the three months ended March 31, 2008 the Company recorded an expense of $326,619 related to the increase of the liability for this period due to changes in the fair value of the stock to be issued as well as the additional stock earned. This liability will be re-measured at each period end, until all shares are issued.

During the three and nine months ended March 31, 2008, we had $1.6 million and $5.4 million of revenue as a result of referrals from Apro.

12. RELATIONSHIP WITH CODA OCTOPUS GROUP

On April 1, 2007 the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (“CODA”) where by the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. The Company recognized $0 and $100,000 in revenues under this arrangement for the three and nine months ended March 31, 2008, respectively.

13. COMMITMENTS

At March 31, 2008, the Company has an investment commitment of $1,000,000 related their investment agreement with Current Technology to purchase the common stock of Current Technology and related warrants (see Note 4). The Company paid $500,000 in April 2008 and the remaining $500,000 has not yet been paid.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine-month periods ended March 31, 2008 and 2007. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-QSB and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended June 30, 2007.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken, or expected to be taken, in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at March 31, 2008.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2008.

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

On May 10, 2007, The Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp for at least $105 million of sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average level of $15 million per year for the length of the seven-year engagement.  MSGI will also establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash.

As a result of the certain conversion transactions of a portion of the 8% and 6% Callable Secured Convertible Notes, anti-dilution provisions of the remaining outstanding convertible notes were triggered. The conversion price of all the remaining convertible Notes was reduced to $0.50 per share. In addition, certain warrants had their exercise price reduced to $0.50. As a result of these transactions, there was additional beneficial conversion charges recognized to interest expense, as well as certain charges to record an additional discount to these notes with an offsetting charge to additional paid in capital. See Notes 5 and 6 to the Consolidated Financial Statements.

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory to fulfill the contract referred to us by Apro.

On January 10, 2008, the Company issued (i) 5,000,000 shares of the Company’s Series H Convertible Preferred Stock (ii) a Put Option agreement and (iii) warrants exercisable for 5,000,000 shares of Common Stock at an exercise price of $2.50 per share. The Buyers paid a total of $5,000,000 ($300,000 of which is still due from the investors) for securities issued in the Preferred Stock Transaction. From the Total Purchase Price, $2,500,000 was to be used to purchase the securities of Current Technology and $1,800,000 was to be used as collateral for the Company’s obligations under the Put Option Agreement.

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The agreement provide for the Company to purchase from Current Technology a total of 25,000,000 shares of its common stock, and common stock purchase warrants exercisable for 25,000,000 million share of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 will be made in five installments of $500,000 between January 4, 2008 and April 15, 2008, of which $1,500,000 was paid prior to March 31, 2008. The common stock purchase warrants are immediately exercisable at an exercise price of $.15 per share and expire on January 9, 2013. The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares.

Results of Operations for the Three Months Ended March 31, 2008, Compared to the Three Months Ended March 31, 2007.

Revenues of approximately $4.0 million were reported for the three month period ended March 31, 2008 (the “Current Period”) compared to revenues of approximately $100,000 in the three months ended March 31, 2007 (the “Prior Period”). Approximately $1.6 million of these revenues reported for the Current Period are for orders referred to us by Apro. Remaining revenues for the period were from new customers and relate to a project for the U.S. Department of Defense in which the Company is participating. Revenues recorded in the Prior Period were related a referral fee from Coda of approximately $100,000 and to our Innalogic product line, for which we do not expect to have any future product shipments. We may receive referral fees from Coda as they utilize our technology in systems that they sell, however the timing and volume of such referral fees will be unpredictable.

There were approximately $3.3 million recognized as costs of goods sold in the Current Period compared to no costs of goods sold in the Prior Period. The costs realized in the Current Period represent the cost of components inventory used in producing the shipments during the period as well as certain costs of labor realized in testing, assembly and shipping processes. The resulting gross margin for all products and services provided during the Current Period was approximately 18%. This was lower than the nine month margins due to mix of products sold.

Research and development expenses of approximately $88,000 in the Current Period represent payments to a third party engineering firm for services associated with the development of encrypted wireless technologies.

Salaries and benefits of approximately $352,000 in the Current Period were approximately $93,000 or 21% less than those costs of approximately $445,000 for the Prior Period. The decrease is due primarily to the reduction in corporate support personnel and the related salaries and benefits.

Selling, general and administrative expenses of approximately $1.2 million in the Current Period increased by approximately $0.5 million or 71% from comparable expenses of $0.7 million in the Prior Period. The increase is due primarily to expenses incurred for investor relations, legal fees and accounting fees, relating to the changes in the business model, negotiation of contracts with our customers and suppliers, and required infrastructure development. Of the approximately $1.2 million of expense recognized in the Current Period, approximately $863,000 represents non-cash expenses for shares and warrants issued or to be issued.

A cost increase associated with shares to be issued to Apro of approximately $327,000 in the Current Period is the result of an adjustment to the accrual to recognize the fair value of a pro-rata share of the amount of shares of common stock of the Company which are to be issued to Apro Media Corp as a compensatory payment for providing purchase orders to the Company for the sale of product and services as per the terms of the sub-contract agreement. There were no such expenses in the Prior Period. This liability will be remeasured at each period end until the shares are issued.

Depreciation and amortization expenses of approximately $4,000 were realized in the Current Period. These costs decreased by approximately $31,000 from similar costs in the Prior Period. This decrease is primarily the result of the costs associated with certain intangible assets becoming full amortized in August 2007. There will be no further amortization costs associated with these certain intangible assets.

As a result of the above, the Company recognized a loss from operations of approximately $1.2 million in the Current Period. This is an increase of approximately $0.1 million over the comparable loss from continuing operations of approximately $1.1 million in the Prior Period.

Non-cash expenses for the revaluation of the fair value of the put option in the amount of approximately $1.2 million were realized in the Current Period. These expenses relate to recognition by the Company of the fair value of the put options issued with the Convertible Series H Preferred Stock, above the amount of gross proceeds of the issuance of the stock. There were no such expenses in the Prior Period.

Interest expense of approximately $0.5 million in the Current Period decreased by approximately $0.4 million from interest expense of approximately $0.9 million in the Prior Period. This decrease is due primarily to conversions that occurred that are reducing the interest as well as transactions in prior periods that resulted in higher accelerated accretion of discounts to the 8% and 6% Callable Convertible Notes. As the result of provisions in the remaining note agreements, which allow for further reduction of conversion prices and warrant terms, as well as the interest that remains to be amortized under the debt discounts, we expect non-cash interest charges will remain significant.

As a result of the above, net loss attributable to common stockholders of approximately $2.8 million in the Current Period increased by approximately $0.8 million from comparable net loss of approximately $2.0 million in the Prior Period.

Results of Operations for the Nine Months Ended March 31, 2008, Compared to the Nine Months Ended March 31, 2007.

Revenues of approximately $8.0 million were reported for the nine months ended March 31, 2008 (the “Current Period”). Of these revenues, approximately $5.4 million were derived for shipments of product to clients under the Apro sub-contract agreement. Although the sub-contract agreement provides for certain targeted orders to be received by us, there can be no assurances of the timing and volume of revenues that will be recognized under this arrangement in future periods. Approximately $0.1 million in revenues was derived from the referral fee agreement with CODA. Remaining revenues for the period relate to a project for the U.S. Department of Defense in which the Company is participating. There were revenues reported for the nine months ended March 31, 2007 (the “Prior Period”) of approximately $178,000 related to the sale of products by our Innalogic subsidiary and a referral fee from CODA.

There were approximately $6.1 million recognized as costs of goods sold in the Current Period compared to expenses of approximately $50,000 for costs of goods sold in the Prior Period. The costs realized in the Current Period represent the cost of components inventory used in producing the shipments under the Apro sub-contract during the period as well as certain costs of labor realized in testing, assembly and shipping processes. As these were our first shipments for these types of products, there can be no assurances as to the product margins that will be generated on subsequent shipments. Gross margin for the Current Period is approximately 23%.

Research and development expenses of approximately $88,000 in the Current Period represent payments to a third party engineering firm for services associated with the development of encrypted wireless technologies.

Salaries and benefits of approximately $1.1 million in the Current Period decreased by approximately $0.3 million or 21% from salaries and benefits of approximately $1.4 million in the Prior Period. The decrease is due primarily to the reduction in corporate support personnel and the related salaries and benefits. The reductions occurred as we de-emphasized our business activities with our Innalogic technology during fiscal 2007.

Selling, general and administrative expenses of approximately $2.5 million in the Current Period increased by approximately $0.8 million or 47% from comparable expenses of $1.7 million in the Prior Period. The increase is due primarily to expenditures in investor relations fees, legal fees and accounting fees relating to the changes in the business model, negotiation of contracts with our customers and suppliers, and required infrastructure development.

Costs associated with shares to be issued to Apro of approximately $1.5 million in the Current Period are the result of an accrual to recognize the fair value of a pro-rata share of the amount of shares of common stock of the Company which are to be issued to Apro Media Corp as a compensatory payment for providing purchase orders to the Company for the sale of product and services as per the terms of the sub-contract agreement. A portion of this accrual was settled through the issuance of 1 million shares issued to Apro in December 2007. There were no such expenses in the Prior Period. This liability will be remeasured at each period end until the shares are issued.

Depreciation and amortization expense of approximately $23,000 were realized in the Current Period. These costs decreased by approximately $82,000 from similar costs in the Prior Period. This decrease is primarily the result of the costs associated with certain intangible assets becoming full amortized in August 2007. There will be no further amortization costs associated with these certain intangible assets.

As a result of the above, loss from operations of approximately $3.4 million in the Current Period increased by approximately $0.3 million over the comparable loss from continuing operations of $3.1 million in the Prior Period.

Non-cash expenses for the revaluation of the fair value of the put option in the amount of approximately $1.2 million were realized in the Current Period. These expenses relate to recognition by the Company of the fair value of the put options issued with the Convertible Series H Preferred Stock, above the amount of gross proceeds of the issuance of the stock. There were no such expenses in the Prior Period.

Interest expense of approximately $10.4 million in the Current Period increased by approximately $8.9 million over interest expense of approximately $1.5 million in the Prior Period. This increase is due primarily to non-cash interest charges realized from the accretion of discounts to the 8% and 6% Callable Convertible Note instruments. Of this expense, approximately $3.2 million was recognized from an acceleration of expenses as well as additional expenses upon conversion resulting from the conversion of a portion of the debt to shares of the Company’s common stock and approximately $5.0 million was realized from the change in the fair value due to the adjustment to the exercise price in connection with certain anti-dilution provisions of warrants issued to certain lenders. See the table below for further information on the components of interest expense. As the result of provisions in the remaining note agreements which allow for further reduction of conversion prices and warrant terms, as well as the interest that remains to be amortized under the debt discounts, we expect non-cash interest charges will remain unpredictable and significant.

The provision for income taxes of $6,000 in the Current Period is decreased by approximately $14,000 from similar costs in the Prior Period. The reduction in provision is warranted as a result of over-provisions in prior tax periods. The Company is carrying an accrued liability for income taxes which would be sufficient to cover any and all taxes incurred for the Current Period.

As a result of the above, net loss of approximately $14.9 million in the Current Period increased by approximately $10.3 million from comparable net loss of approximately $4.6 million in the Prior Period.

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

As a result of the above, net loss attributable to common stockholders of approximately $14.9 million in the Current Period increased by approximately $10.3 million from comparable net loss of approximately $4.6 million in the Prior Period.

Capital Resources and Liquidity

Debt:
The Company does not have any credit facilities as of March 31, 2008. The Company carries debt related to certain notes payable as described above, and summarized in the table below.
Instrument	6% Notes	6% April Notes	8% Notes	8% Debentures	Term Loans	Promissory Notes	Totals

Debt Balance - Face Amount
Face Amount of debt at June 30, 2007	$2,000,000	$1,000,000	$2,571,958	$5,000,000	$-	$600,000	$11,171,958

New borrowings	-	-	-	-	2,860,000	-	2,860,000
Reclassification of interest to principal				48,889			48,889

Conversions to common stock	(1,000,000)	-	(2,571,958)	(70,299)	-	-	(3,642,257)

Face Amount of debt at March 31, 2008	1,000,000	1,000,000	-	4,978,590	2,860,000	600,000	10,438,590

Debt Discount

Balance at June 30, 2007	(1,638,889)	(916,666)	(1,144,547)	(4,814,815)	-	-	(8,514,917)

Initial computation of discount					(80,208)		(80,208)
Amortization Expense	166,689	83,347	89,312	416,685	71,622		827,655
Accelerated amortization due to conversions	736,111		1,055,235	21,410			1,812,756

Additional discount due to change in conversion price as a result of anti-dilution provisions	(263,889)	(166,667)		(601,852)			(1,032,408)

Balance March 31, 2008	(999,978)	(999,986)	-	(4,978,572)	(8,586)	-	(6,987,122)

Carrying Value
Net Carrying value - June 30, 2007	361,111	83,334	1,427,411	185,185	-	600,000	2,657,041
Net Carrying value - March 31, 2008	$22	$14	$-	$18	$2,851,414	$600,000	$3,451,468

The 6% Notes, 6% April Notes and 8% Debentures contain conversion features which may, if elected by the holders of the notes, result in the issuance of common stock rather than the repayment of the debt.

Interest expense consisted of the following for the nine months ended March 31, 2008:

Interest at stated coupon rate	$824,742
Accretion of debt discount, including acceleration upon conversion	2,640,410

Additional beneficial conversion charge upon inducement of conversion of 6% Note	299,203

Additional beneficial conversion charge upon inducement of conversion of 8% Note	1,124,913
Change in warrant due to anti-dilution provisions	4,969,088
Amortization of deferred financing charges	532,015
Other	1,749
$10,392,120

As the result of provisions in the remaining note agreements which allow for further reduction of conversion prices and warrant terms, as well as the interest that remains to be amortized under the debt discounts, we expect non-cash interest charges will remain unpredictable and significant.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions pri-marily through private placements of equity transactions and the issuance of debt. At March 31, 2008, the Company had approximately $2.3 million in cash and cash equivalents, of which $1.5 million is restricted, and approximately $4.1 million in accounts receivable, and $0.3 million represents restricticted cash due from investors. The Company had a working capital deficit of approximately $4.1 million. Included in this working capital deficit is a current liability of approximately $6.2 million for the fair value of put options, which options may not be exercised by the holder of these instruments until the period commencing on July 10, 2008.

The Company recognized a net loss of approximately $14.9 million in the Current Period, of which approximately $10.2 million was the result of non-cash interest charges and put option expense. Cash used in operating activities in the Current Period was approximately $5.9 million. Cash used in operating activities principally resulted from our operating loss, increases in accounts receivable, decreases in other assets and decreases in accounts payable offset by increases in accrued liabilities. Cash used in operating activities in the Prior Period was approximately $2.8 million, however the volume of our activities was significantly smaller.

In the Current Period there was approximately $1.5 million used in investing activities. These funds were used primarily in the investment in Current Technology.

In the Current Period there was approximately $5.8 million provided by financing activities. These funds were used primarily to purchase inventory. In the Prior Period, net cash of approximately $2.9 was provided by financing activities, consisting primarily of net proceeds received from 6% convertible notes and advances from a strategic partner.

While the Company has realized significant losses in past periods, it has most recently raised significant working capital through the issuance of the 6% and 8% notes, a term loan to help finance inventory purchases and the sale of convertible series H preferred stock. The Company also looks forward to revenue generation as a result of its new sub-contracting relationship with Apro, although we can make no assurances of the timing and volume of revenues that will be generated. The Company believes that current funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its callable secured convertible notes for the next twelve months. Failure of the new operations to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

During January 2008, the Company entered into significant transactions as described above, including a $5 million preferred stock raise and the entering into an investment subscription agreement to acquire up to an approximate 30% interest in Current Technology. Further, at least $1.8 million of these proceeds are to be used to secure the potential put-option requirement, and therefore are not available for general working capital purposes. The investment in Current Technology requires us to fulfill an initial subscription for the purchase of approximately 19% of the company for $2.5 million through April 2008, of which $2.0 million has been paid to date. The acquisition of the remaining 11% will require the exercise of warrants requiring approximately $3.7 million in capital. We also expect to have a portion of Current Technology’s business sub-contracted to us.

Off-Balance Sheet Arrangements:

The Company currently does not maintain any off-balance sheet arrangements.

Item 3. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have concluded that the Company's disclosure controls and procedures as of March 31, 2008 were not sufficiently effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on October 14, 2007, certain material weaknesses were communicated to the Company by our independent registered public accounting firm. The Company acknowledges that certain weaknesses, as stated and identified in the Form 10-KSB, as amended, need to be addressed. Further, our independent registered public accounting firm communicated to the Company that a material weakness exists with regard to proper retention of shipping and acceptance of products documentation under the Apro sub-contract and other product agreements and that the Company should timely file and pay its payroll taxes on employee compensation. The Company has acknowledged such deficiencies, but notes that the nine-month period ended March 31, 2008 is the first in which the Apro sub-contract agreement is active and sufficient record retention is in the process of being developed.

Based upon the evaluation, our CEO and principal financial officer have each concluded that, given the current lack of resources available to the Company, our internal controls are currently not sufficiently effective to ensure that all material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and principal financial officer. Our CEO and principal financial officer also concluded that our internal controls are currently not sufficiently effective to ensure that information that is required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and principal financial officer, to allow timely decisions regarding required disclosures. The primary reason for said deficiencies is a current and temporary lack of adequate resources and personnel. The Company has recently hired additional staff and has retained the services of Control Solutions, Inc. as a consultant to assist the Company in developing and implementing adequate controls and procedures in order to reach Sarbanes-Oxley regulation 404 compliance. The Company intends to develop and implement the adequate policies and procedures with said enhanced staff and consulting firm to ensure that adequate internal controls are in place to allow for effective and timely management and reporting documentation retention, and analysis and accounting for complex transactions. However, these additional procedures have not yet been in place for a sufficient time to be effective.

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MSGI SECURITY SOLUTIONS, INC. (Registrant)

Date: May 15, 2008	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III Chief Accounting Officer (Principal Financial Officer)