Form 10KSB/A
period 2007-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2008-07-07
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

  Common Stock, par value $.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were: $177,895.

As of July 3, 2008 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $7,256,675 .

As of July 3, 2008, there were 22,317,716 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 2 to MSGI Security Solutions, Inc.’s (the “Company”) annual report filed on Form 10-KSB/A, which amends the Company’s annual report on Form 10-KSB for the fiscal year ended June 30, 2007, as amended on October 29, 2007 (the “Form 10-KSB”), is being filed with the updated Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a). These updated Certifications supersede the Certifications filed with the Company’s Form 10-KSB/A on October 29, 2007. The purpose of these updated Certifications is to correct the Company’s inadvertent (i) inclusion of additional language in the certifying officer’s identification line and (ii) mislabeling, in certain places, of the report as a “quarterly report”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC. (Registrant)

By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chief Executive Officer

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer and Principle Financial Officer

Date: July 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive	July 7, 2008
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/ John T. Gerlach	Director	July 7, 2008
John T. Gerlach

/s/ Seymour Jones	Director	July 7, 2008
Seymour Jones

/s/ Joseph Peters	Director	July 7, 2008
Joseph Peters

/s/ David Stoller	Director	July 7, 2008
David Stoller