Form 10KSB
period 2008-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2008-11-14
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.01 per share
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No  ☒

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐ No  ☒

The issuer’s revenues for its most recent fiscal year were: $4,044,560.

As of October 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,279,446.

As of October 31, 2008, there were 23,427,690 shares of the Registrant's common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

TABLE OF CONTENTS

Part I

Item 1. Description of Business	Page 3 - 11
Item 2. Description of Property	Page 12
Item 3. Legal Proceedings	Page 12
Item 4. Submission of Matters to a Vote of Security Holders	Page 12

Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	Page 12
Item 6. Management’s Discussion and Analysis or Plan of Operations	Page 13 - 22
Item 7. Financial Statements	Page 23 - 55
Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures	Page 56
Item 8A Controls and Procedures	Page 56
Item 8A(T) Controls and Procedures	Page 56
Item 8B Other Information	Page 57

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	Page 58
Item 10. Executive Compensation	Page 61
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 66
Item 12. Certain Relationships and Related Transactions, and Director Independence	Page 67
Item 13. Exhibits	Page 69 - 71
Item 14. Principal Accountant Fees and Services	Page 71

PART I

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Annual Report on Form 10-KSB discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry capacity, homeland security and other industry trends, demographic changes, competition, the loss of any significant customers, changes in business strategy or development plans, availability and successful integration of acquisition candidates, availability, terms and deployment of capital, advances in technology, retention of clients not under long-term contract, quality of management, business abilities and judgment of personnel, availability of qualified personnel, changes in, or the failure to comply with, government regulations, and technology and telecommunication costs.

Item 1. Description of Business

General

MSGI Security Solutions, Inc. (MSGI or the Company) is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security and surveillance industry. The Company is headquartered in New York City where it serves the needs of counter-terrorism, public safety, and law enforcement in the United States, Europe, the Middle East and Asia.

The Company’s Strategy

The Company seeks business and growth opportunities through strategic relationships and sub-contract relationships where its experience and expertise in coordinating and implementing security technologies may be employed.

At the current time, the MSGI strategy is focused on proprietary security products and services to commercial and governmental organizations worldwide with a focus on cutting-edge encryption technologies for surveillance and intelligence monitoring in the United States, Europe, the Middle East and Asia. The Company has established a relationship with Hyundai Syscomm Corp. and Apro Media Corp. through which the Company aggregates and configures security systems.

MSGI also acquires controlling interests in early-stage, early growth technology and software development businesses. These emerging firms are led by entrepreneurs and management teams that have “bleeding edge” products, but lack the infrastructure, business relationships and financing that MSGI can offer. The Company will typically seek to acquire a 51% controlling interest in the target company for a combination of cash and securities. The target company generally must agree to a ratchet provision by which the Company’s stake increases up to another 25% for failure to reach first years expectations. MSGI generally retains a right of first refusal in the event that any of the minority parties in the various companies receives an unsolicited offer for their interests in the business. To the extent these target companies do not meet MSGI’s continuing expectations; the Company will generally dispose of its interests in such operations.

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

July 2005
Acquired additional equity in Future Developments America, Inc. bringing total ownership from 51% stake to 100% and restructured the business with the founders of such business such that Future Developments America, Inc. became a non-exclusive sales organization and the founders (through “FDL” an entity in which the founders own 100% interest) of such business re-acquired the underlying technology and operating assets.
Provider of technology-based products and services specializing in application-specific and custom-tailored restricted-access intelligence products, systems and proprietary solutions

August 2005	Acquired additional equity in Innalogic, LLC bringing total ownership stake to 84%	Designs and deploys content-rich software products for a wide range of wireless mobile devices.

April 1, 2006
Forfeited 51% interest in AONet International S.r.L. as a result of default of provision of the purchase agreement. Results were reclassified to a discontinued operation. Investment was originally acquired in June 2005

January 2007	Excelsa S.p.A. filed for bankruptcy. The investment, originally acquired in December 2004, was fully impaired.

April 1, 2007
Entered into a license agreement with CODA Octopus, Inc. (CODA) where by MSGI will receive a royalty on sales of products by CODA using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operational responsibilities of the Innalogic technologies.

January 2008 – April 2008	Investments in Current Technology Corp. for a total interest of 15.3%.	Provider of GPS systems and services for security both for the civilian and military markets.

Liquidity

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai Syscomm Corp (Hyundai), Apro Media Corp (Apro) and others. Further, there can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

We have recently financed (and refinanced) our operations with several debt issuances. Notes payable at June 30, 2008 and 2007 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2008, net of discount	Carrying Amount at June 30, 2007, net of discount
Notes Payable	Demand	$500,000	N/A	$-	$600,000
8% Notes	Dec. 13, 2009	2,572,414	8%	-	1,427,411
6% Notes	Dec. 13, 2009	1,000,000	6%	100	361,111
6% April Notes	April 4, 2010	1,000,000	6%	55	83,334
8% Debentures	May 21, 2010	4,000,000	8%	62	185,185
Advance from Apro	N/A	200,000	N/A	200,000	-
Term notes short-term	December 31, 2008 and September 30, 2008	2,860,000	18%	2,860,000	-

During the year ended June 30, 2008, the Company closed on two financing transactions. See description of the accounting implication of certain features of these notes in the Notes to the Consolidated Financial Statements.

Term Notes

In December 2007, the Company entered into the Term Notes for gross proceeds of $2,860,000, which proceeds were used to purchase inventory. The Term Notes had an original maturity date of April 15, 2008 and a variable interest rate of prime plus two percent. In connection with the Term Notes, the Company issued five-year warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $1.38 per share.

The Company was unable to repay these Term Notes at the original maturity date and have entered into several subsequent amendments with the Term Note holders. The current maturity date of three out of four of these Term Notes is December 31, 2008. The current maturity date of the fourth note is September 30, 2008. The company is currently involved in discussions regarding a revision to the maturity date of this fourth Term Note. Effective April 15, 2008, the interest rate on these notes was increased to the default interest rate of 18% and the notes become convertible at a conversion rate of $0.51.

As part of the amendments to these Term Notes, the Company agreed to issue certain warrants and shares of common stock of the Company. As of June 30, 2008, the Company issued the note holders 520,000 shares of common stock and warrants to purchase 284,717 shares of common stock. The warrants are five-year warrants and 33,218 warrants have an exercise price of $0.60 with the remaining having an exercise price of $0.50. Subsequent to June 30, 2008 and through September 30, 2008, the Company has issued these note holders an additional 528,571 shares of common stock and warrants to purchase 715,283 shares of common stock as consideration for additional amendments to this note. Effective October 1, 2008, the Company entered into new addendum agreements with three of the four lenders, which terminated all previously issued warrants and issued new warrants and additional shares of common stock in their place. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at an exercise price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Term Notes remaining outstanding until December 31, 2008. The Company is in discussions with the fourth lender for a new addendum to the Term Note.

Series H Preferred Stock and Put Options

In January 2008, the Company entered into a Preferred Stock Agreement which provided the Company with gross proceeds of $5,000,000, of which a portion was used to make a significant investment in Current Technology Corp. The Company issued 5,000,000 shares of Series H Convertible Preferred Stock with a conversion rate of $1.00 per share, five-year warrants to purchase 5,000,000 shares of common stock of the Company with an exercise price of $2.50, and a five-year Put Option Agreement for up to 5 million common shares. Of the $5,000,000 received, $1,800,000 was put in a restricted cash account to guarantee the Put Option Agreement. See Note 13 in the Notes to the Consolidated Financial Statements for details of this transaction.

During the year ended June 30, 2008, the Company also had several conversions of outstanding notes, which reduced the outstanding debt during the year. Following is the reduction in the face amount of the notes that occurred during fiscal 2008:

The 8% Callable Secured Convertible Notes (8% Notes) that were originally issued in July 2005, were fully converted in an amount of $2,572,414.

The 6% Callable Secured Convertible Notes (6% Notes) that were originally issued in December 2006, were partially converted in an amount of $1,000,000. The remaining $1,000,000 of this note remains outstanding.

In connection with the transactions for the 8% Notes and the 6% Notes, $600,000 of Promissory Notes payable, which includes the $500,000 face amount and $100,000 of interest, was cancelled and forgiven by the Note Holders.

The 8% Convertible Debentures (8% Debentures) issued May 2007 was partially converted in an amount of $1,000,000. The remaining $4,000,000 of this note remains outstanding.

In connection with the converted notes above, all interest accrued on those notes was also converted into shares. In total, the Company issued 10,111,129 shares of common stock in connection with the conversions above of principal and interest.

Advance from Apro Media

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable.

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

Industry Growth.

The primary industries in which our companies operate are commercial security, homeland security, law enforcement and public safety. The market for homeland security and safety technologies has been rapidly growing since the terrorist attacks occurred in the eastern United States in September 2001.

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

The RAND Corporation updated the survey in 2005. The new study was based on responses RAND received to a survey from officials in 208 state and local law enforcement agencies around the nation.

The survey found law enforcement agencies in highly populated counties are generally more concerned about terrorist attacks, and so do more to prepare for them than agencies in less populated counties.

For example, about 16 percent of state law enforcement agencies and about 8 percent of local law enforcement agencies in populous counties assessed the likelihood of terrorist attacks involving biological weapons within the next five years as being high. In contrast, only about 1 percent of law enforcement agencies in small counties said they faced a relatively high likelihood of a terrorist attack involving a biological weapon

We also are actively marketing our surveillance and data communications products and services into various agencies and sectors of the United States military and intelligence services. In an article by Professor Peter Raven-Hansen of the George Washington Law School in the U.S. State Department’s journal U.S. Foreign Policy Agenda, the author notes that the first step in bringing terrorists to justice is surveillance of potential attackers and prime targets. The U.S. Supreme Court has ruled that collection of “security intelligence” for use in a terrorism investigation is different than collection of evidence of a regular crime, partly because it is needed to prevent terrorism. Congress has enacted laws permitting independent judges to authorize surveillance for the purpose of collecting foreign intelligence in the United States on a lesser showing of probable cause than for a regular crime. The agency need only show that there is probable cause to believe that the target of the surveillance is a foreign agent or an international terrorist.

Services Offered by MSGI and its Operating Subsidiaries

Relationships with Hyundai Syscomm Corp. and Apro Media Corp.:

Hyundai

The Company’s relationship with Hyundai Syscomm Corp. (Hyundai) began in September 2006 when the Company entered into a License Agreement with Hyundai in consideration of a one-time $500,000 fee. Under the agreement, MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC.

In October 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock, in connection with the receipt of the $500,000 received for the License Agreement above, subject to certain terms and conditions set forth in the Subscription Agreement. The Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock remain to be issued.

In October 2006, the Company also entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 vesting shares for every $1,000,000 in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company noted above.

There have been no business transactions under the Sub-Contract or License agreement as of June 30, 2008 or to date and the Company currently is not anticipating any in the near future.

Apro

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (Apro or Apro Media) for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI acquires components from Korea and delivers fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement.  MSGI is to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai agreements to acquire common stock of MSGI. The contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media, which was made on May 31, 2007, for the proprietary system development requirements of a Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro pursuant to this agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008 and has been reflected as a liability in our consolidated balance sheet. The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was approximately $1.1 million. This liability will be re-measured at each period end, until all shares are issued.

The Company had additional shipments and corresponding billings to clients in the aggregate of approximately $1.6 million resulting from activities under the Apro sub-contract agreement during the fiscal year ended June 30, 2008. These shipments have not been reported as revenue during the fiscal year ended June 30, 2008 due to issues surrounding collectibility of payment and other factors and therefore, these transactions did not meet the criteria for revenue recognition as of June 30, 2008. In addition, the billings have been reversed and are not reflected as of June 30, 2008. These shipments will be recognized as revenue when and if the payments are received, and therefore all the revenue recognition criteria is fully met. Inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

In addition, the Company had additional shipments and corresponding billings to clients of approximately $4.9 million during the year ended June 30, 2008, that was not directly attributable to the Apro sub-contract, but was as a result of direct and indirect referrals from Apro and entities related to Apro. These shipments will also be recognized as revenue, as well as billings reflected as an asset, when and if the payments are received. Inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Subsequent to the year ended June 30, 2008, the Company negotiated an acceleration to the sub-contract agreements with Hirsch Capital Corp., the private equity firm operating both Hyundai and Apro. Under the accelerated terms, the Company expects to increase its business with Apro by supporting several of the largest commercial businesses in Korea with products and services. The Company also expects that this renewed relationship will bring additional sales to a certain Fortune 100 defense contractor as well. As part of this business expansion, the Company expects to become the beneficiary of various technology transfers including, but not limited to, Hi-Definition video surveillance systems, Hi-Definition digital video recording devices and emerging RFID technology. The Company has $400,000 of product shipments to Hirsch Group, LLLP, an affiliate of this private equity firm, as well as has shipped an additional $4,000,000 of product under agreements and referrals from Hirsch Group, LLLP during fiscal 2008. However, none of these shipments have been reported as revenue in fiscal 2008, as discussed above.

Innalogic, LLC:

Innalogic LLC (Innalogic) is a wireless software product development firm that works with clients - such as the U.S. Department of Homeland Security - to custom-design technology products that meet specific user, functional and situational requirements.

Innalogic has a recognized core competency in an area of increasingly vital importance to security, delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public safety and security applications over wireless or wired networks.

On April 1, 2007 the Company and Innalogic entered into a non-exclusive License Agreement with the CODA Octopus Group, Inc. (CODA), through its majority owned subsidiary, Innalogic, LLC. This agreement allows for CODA to market the Innalogic “SafetyWatch” technology (the Technology) to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of the Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers. CODA has assumed certain development and operational activities of Innalogic.

Importantly, Innalogic’s wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems - camera or rich-media networks - and are specially designed to incorporate or integrate with new or replacement technologies as they come online.

Innalogic SafePassage(tm), is an embedded application software that installs within firmware at the SOC level and is used to secure the transmission of IP or packet data in a wireless network environment. Innalogic’s “Embedded Modular Cryptography Platform” (EMCP) integrates on the application, transport, and link layers. Devices, such as PDAs, handheld computers, and video cameras, using EMCP - EA, can operate with strong encryption in a wireless network. EMCP - EA secures wireless data transfer on small devices to support real-time wireless network applications like audio and video feeds, financial transaction processing, and other types of confidential data transmissions.

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

During the year ended June 30, 2008, there were no product sales by the Innalogic subsidiary. There was $77,895 of product sales from Innalogic during the year ended June 30, 2007. During each of the years ended June 30, 2008 and 2007, the Company recognized $100,000 of referral fee revenue from CODA, in connection with the above License Agreement with CODA. As of June 30, 2008, $60,000 of the fiscal 2008 referral fee remains uncollected and the Company has a full reserve for this balance in allowance for doubtful accounts.

Currently, the Company is focusing on the business agreements under the Corporate office of MSGI Security Systems, Inc. While the Innalogic products are still current products of the Company, the Company does not expect any future sales of these products in the near future, but plans to continue with these products in the long term.

Future Developments America, Inc. (FDA):

As a result of our July 1, 2005 amendment to our agreements with the founder’s of FDA, the technology and intellectual property being developed was transferred to a company (FDL) controlled by the founders of FDA and we, through our subsidiary FDA, are a non-exclusive licensee in the United States of certain products developed by FDL and of other products developed by outside organizations. We also are entitled to receive royalties on sales of certain products by FDL. Some of FDL’s product offerings to be marketed are in the development stage at June 30, 2008, and we have not yet generated any revenue with respect to those products.

FDL markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The firm sells off-the-shelf closed circuit television component (CCTV) equipment from a broad range of high quality manufacturers and has chosen not to commit to "exclusivity" with any specific product manufacturer. In this way, although FDA is still able to offer competitive pricing, they are also free to make suggestions to clients who request such information on equipment best suited for their specific application without being limited by exclusivity parameters.

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

Client Base

The Company’s potential clients include private and public-sector organizations focused on homeland security, law enforcement, and military and intelligence operations that support anti-terrorism and national security interests, both in the United States and in Europe. The firm’s clients will come from a broad range of sectors and industries, and include law enforcement agencies, federal/state/regional agencies and institutions, judicial organizations, oil/gas businesses, commercial properties, banking and financial institutions, hotels, casinos, retail, warehousing and transportation entities, recreational facilities and parks, environmental agencies, industrial firms, loss prevention/investigation agencies, disaster site surveillance firms, bodyguard services, property management, building contractors and construction companies. To date we have provided our technology to various private and public sector organizations, both domestically and abroad. We have generated revenues from such deployments, while some deployments were trial-basis demonstrations. Our ability to deliver our technology to customers is hindered by our liquidity and resource issues.

Further, all of our customers in fiscal 2008 have been referred to us by Apro, either directly or indirectly through affiliated companies such as Hirsch Group, LLLP. Hirsch Group, LLLP is related to other entities that have a minority ownership interest in both Apro and Hyundai, which gives them an indirect ownership interest in MSGI. Certain of these sales are under the terms of the Apro sub contract agreement, which obligates the Company to issue equity securities upon meeting certain revenue targets as defined within those agreements.

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

Facilities

The Company leases all of its real property. Facilities for its headquarters are in New York City and its testing and assembly operations to support the Hyundai and Apro contracts are in a facility in New York City. The Company believes that its remaining facilities are in good condition and are adequate for its current needs, however, to the extent that customer orders become more routine, we may need to seek additional facilities and resources. The Company currently leases the facilities for its headquarters on a month to month basis, but expects to execute a long term lease agreement in the near future. The Company believes that its technological resources are all adequate for its needs through fiscal 2009. Beginning during the quarter ending December 31, 2008, the Company will be sharing a testing and production facility located in California. This facility is currently operated by Apro Media Corp. Costs for the shared facility will be determined on an allocated basis.

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

Research and Development

The Company recognizes research and development costs associated with certain product development activities. The Company realized expenses of $88,200 during the fiscal year ended June 30, 2008 for costs associated with development of RFID technologies. During the fiscal year ended June 30, 2007, the Company incurred expenses in the amount of $2.5 million for costs related to the sub-contracting agreement entered into by the Company with Apro Media for the development of the technologies between the two companies.

Employees

At June 30, 2008, the Company and its majority owned subsidiaries employed approximately four persons on a full-time basis. Additionally, three individuals were engaged on a consulting basis. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement. Beginning during the quarter ending December 31, 2008, the Company will be sharing personnel at a testing and production facility located in California. This shared facility, and its personnel, is currently operated by Apro Media Corp. Costs for these personnel will be determined on an allocated basis.

Item 2. Description of Property

The Company is headquartered in New York City where it maintains approximately 2,200 square feet of office and production space in two locations. We lease approximately 1,200 square feet, which is equipped to fully meet the needs of our corporate finance office. This lease runs on a month to month basis with a monthly rent of $13,500. The Company also leases approximately 1,000 square feet of space for testing and assembly facilities in New York. This lease runs on a monthly basis with a monthly rent of $7,000. Beginning during the quarter ending December 31, 2008, the Company will be sharing a testing and production facility located in California. This facility is currently operated by Apro Media Corp. Costs for the shared facility will be determined on an allocated basis.

Item 3. Legal Proceedings

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

N/A

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company’s stock is traded on the “over the counter bulletin board” (OTC:BB) under the symbol “MSGI.OB”. The following table reflects the high and low sales prices for the Company’s common stock for the fiscal quarters indicated, as furnished by the OTC:BB:
	Low	High
Fiscal 2008
Fourth Quarter	$0.17	$0.75
Third Quarter	0.60	1.05
Second Quarter	0.86	1.89
First Quarter	0.47	1.64
Fiscal 2007
Fourth Quarter	$0.85	$2.74
Third Quarter	0.63	1.29
Second Quarter	0.62	1.95
First Quarter	0.71	2.70

As of June 30, 2008, there were approximately 917 registered holders of record of the Company’s common stock.

The Company has not paid any cash dividends on any of its capital stock in at least the last seven years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operations

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

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Costs of Product Shipped to Customers for which revenue has not been recognized

•	Accounts Receivable and Allowance for Doubtful Accounts

•	Accounting for Income Taxes

•	Use of Estimates

•	Equity based compensation

•	Debt instruments and the features / instruments contained therein

•	Investments in non-consolidated entities

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

Revenue Recognition:

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Revenues are reported upon the completion of a transaction that meets the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured. Since the Company has a limited number of revenue transactions, that are each unique to each customer, the Company reviews each transaction to determine that all revenue criteria are met.

The majority of our revenues are derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of June 30, 2008.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 due to certain revenue recognition criteria not being met as of June 30, 2008, related to the assurance of collectibility among other factors. These transactions will be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, has been fully met. Therefore, there is no revenue or related accounts receivable recorded for these transactions in 2008. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Costs of product shipped to customers for which revenue has not been recognized

As of June 30, 2008, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers as of June 30, 2008 but for which revenue has not yet been recognized. The Company has also recorded a reserve against these product costs in the amount of approximately $1.4 million. This reserve estimates the potential costs that may be unrecoverable. The remaining product costs will be recognized as costs of goods sold by the Company at such time as the associated revenues are recognized upon completion of all the revenue recognition criteria, which is expected to be upon receipt of payment from the customers, or when product is returned or these product costs are considered unrealizable and are written off.

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

Accounting for Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company follows the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at June 30, 2008.

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

Equity Based Compensation:

We follow Statement of Financial Accounting Standards No. 123 Revised 2004 (SFAS 123R), "Share−Based Payment". This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued.

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principles Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2008.

Investments in Non-Consolidated Entities:

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on an other-than-temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

Overview

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

Hyundai

In September and October of 2006, the Company entered into various agreements with Hyundai Syscomm Corp, a California Corporation, (“Hyundai”). Under the License Agreement and the Subscription agreement, the Company provided for the sale of 900,000 shares of the Company’s common stock upon receipt of a $500,000 fee under the License Agreement. The three-year Sub -Contracting Agreement with Hyundai allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. There have been no business transactions under the Sub-Contract or License agreements to date.

Apro Media

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of the contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement.  MSGI is to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash.

CODA

On April 1, 2007 the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a royalty on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity.

Major financing transactions

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory to fulfill the contract referred to us by Apro.

On January 10, 2008, the Company issued (i) 5,000,000 shares of the Company’s Series H Convertible Preferred Stock (ii) a Put Option agreement and (iii) warrants exercisable for 5,000,000 shares of Common Stock at an exercise price of $2.50 per share. The Buyers paid a total of $5,000,000 for securities issued in the Preferred Stock Transaction. From the Total Purchase Price, $2,000,000 was used to purchase the securities of Current Technology and $1,800,000 was placed in a restricted cash account to be used as collateral for the Company’s obligations under the Put Option Agreement.

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. Under this agreement, at June 30, 2008, the Company has invested a total of $2 million and owns 20 million shares of the common stock of Current Technology, which represents approximately 15% ownership of their outstanding common stock. In addition, the Company held warrants to purchase 20 million additional shares of common stock. As of June 30, 2008, the Company has an option to invest an additional $500,000 under the original agreement terms. Subsequent to year end, the 20 million warrants were assigned to a third party as part of a Securities Exchange Agreement involving the Company’s Preferred Stock.

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

Results of Operations Fiscal 2008 Compared to Fiscal 2007

As of the year ended June 30, 2008 (the Current Period), the Company realized revenues in the amount of approximately $3.8 million from the sales of products through our relationship with Apro Media Corp., a $100,000 royalty fee / referral fee income generated from the CODA Octopus Group, Inc., and $128,000 for consulting services. To date, our product sales have been relatively large shipments of components to a relatively small number of customers, with each product sale invoice ranging from $350,000 to $2,000,000. The Company had additional shipments and corresponding billings to various customers in the aggregate of approximately $6.5 million, which have not been recognized as revenues in fiscal 2008 as a result of issues surrounding collectibility. In addition, the billings have been reversed and are not reflected as of June 30, 2008. Of these shipments, approximately $1.6 million were from shipments of products through our relationship with Apro and approximately $4.9 million were from shipments to other customers referred to us by Apro. These additional shipments will be recognized as revenues by the Company when and if payment is received from the customers and collectibility is thus assured. We expect revenues to increase in the future through our relationship with Apro as well as from other pending business relationships.

As of the year ended June 30, 2007 (the Prior Period), the Company realized revenues in the amount of approximately $78,000 from the sales of Innalogic products and for a $100,000 royalty fee / referral fee income generated from CODA.

Costs of goods sold of approximately $4.2 million in the Current Period and approximately $50,000 in the Prior Period consisted primarily of the expenses related to acquiring the components required to provide the specific technology applications ordered by each individual customer. The Company classified as an asset approximately $5.4 million in costs associated with the product shipped during the Current Period due to the revenue recognition criteria on these transactions have not been met. The Company recorded a reserve for potential loss of approximately $1.4 million in recognition of potential recovery issues for certain of such transactions, which is included in costs of goods sold for the Current Period. The Company had a negative gross profit margin of (3%) for the Current Period. The gross profit realized on individual commercial sales averaged 26% for transactions for product shipments, with the revenue for the referral and consulting fee raising the overall gross profit to the 30%. This was offset with the reserve against the product costs, which created the negative gross margin since there was no revenue recognized in fiscal 2008 against these transactions. The remaining product costs will be recognized as costs of goods sold as the revenues associated with the shipments are recognized in future periods, product is returned or these product costs are considered unrealizable and are written off.

Research and development expenses were approximately $88,000 in the Current Period and related to the development of RFID technologies. Such costs were approximately $2.5 million in the Prior Period and were associated with executing the sub-contract relationship with Apro. These Prior Period expenses represented the costs associated with development of technologies specifically for a particular Fortune 100 client, which resulted in product shipments in fiscal 2008.

Salaries and benefits of approximately $2.3 million in the Current Period increased by approximately $0.2 million or 8% from salaries and benefits of approximately $2.1 million in the Prior Period. Salaries and benefits increased even though overall headcount decreased due to accruals of additional payroll taxes, penalties and interest that are expected to be incurred by the Company as a result of non-timely payment of payroll related taxes to various jurisdictions.

Selling, general and administrative expenses of approximately $4.5 million in the Current Period increased by approximately $1.6 million or 55% over comparable expenses of $2.9 million in the Prior Period. The increase is due primarily to the value of shares issued and to be issued to Apro in connection with the Company’s sub-contract agreement, which resulted in an expense of $1,052,336. Additional expense increases were related to travel, investor relations and consulting fees. Travel expenses increased by approximately $71,000 as a result of travel related to the Apro and Hyundai relationships. Investor relations expenses increased by approximately $516,000, which was mainly attributable to the fair value of stock and warrants issued to these firms. Consulting fees increased by approximately $207,000 primarily as a result of Sarbanes-Oxley compliance consulting services provided to the Company.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $27,000 compared to expenses of approximately $132,000 in the Prior Period. Most of the long-lived assets of the Company were fully amortized during the Prior Period.

During the Prior Period, the Company recorded a loss from impairment on the investment in Excelsa of approximately $1.7 million. As of the year ended June 30, 2007, this investment has been fully impaired. There was no such loss in the Current Period.

During the Prior Period, the Company recorded a loss from the issuance of shares of its common stock (settlement of liability) to CODA Octopus Group, Inc. as repayment of advances and operating expenses paid by CODA on behalf of Innalogic, totaling approximately $812,000, representing the excess fair value of the shares issued as compared to the obligations due CODA. There was no such loss in the Current Period.

During the Current Period, the Company realized a non-cash expense of approximately $1.6 million for the change in fair value of outstanding put option agreements issued in connection with the Convertible Preferred Series H shares. The expense is the result of marking the instrument to estimated fair value and will be impacted by changes in the quoted value of the Company’s stock. The Put Option Agreement was terminated during the first quarter of fiscal 2009 as part of a Securities Exchange Agreement. There was no such expense in the Prior Period.

Interest expense of approximately $11.6 million in the Current Period is primarily due to debt transactions entered into during the Current Period, the effect of certain reprice transactions during the year other debt instruments and the adjustments to the values of certain equity instruments granted to note holders. Interest expense was approximately $2.3 million in the Prior Period. The non-cash component of interest expense was approximately $9.8 million in the Current Period as compared to $1.6 million in the Prior Period. The cash portion of interest expense increased as a result of additional borrowings as well as certain increases in interest rates to a higher default rate on certain instruments.

Our provision for income taxes is minimal and primarily due to state and local taxes incurred on taxable income or equity at the operating subsidiary level, which cannot be offset by losses incurred at the parent company level or other operating subsidiaries. The Company has recognized a full valuation allowance against the deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period to utilize the deferred tax assets.

As a result of the above, the Company incurred a net loss of approximately $20.2 million in the Current Period, which increased by $7.8 million over a comparable loss of $12.4 in the Prior Period.

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

As a result of the above, net loss attributable to common stockholders of approximately $20.2 million in the Current Period increased by approximately $7.8 million from comparable net loss of $12.4 million in the Prior Period.

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. At June 30, 2008, the Company had approximately $0.2 million in cash and $1.8 million in restricted cash as well as approximately $0.1 million in accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai, Apro and others. Further, there can be no assurance as to the timing of when we will receive amounts due to us for products shipped to customers prior to June 30, 2008. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The transactions described below were entered into after June 30, 2008, and will impact our liquidity:

On August 22, 2008, the Company entered into an Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI shall retire all outstanding shares of the Series H Preferred, warrants issued in connection with the preferred stock, exercisable for 5,000,000 shares of common stock of MSGI and put options exercisable for 5,000,000 shares of common stock of MSGI. Enable recently acquired the Series H Preferred, Warrants and Options pursuant to a private transaction with third parties.

In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The Redemption Payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 has been released to MSGI for working capital purposes.

In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the subsidiaries.

Effective October 1, 2008, the Company entered into addendum agreements to certain term notes payable with three out of four lenders, which terminated all warrants to purchase common stock issued under previous addendum agreements and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at a price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Notes remaining outstanding until December 31, 2008. The Company is currently involved in discussions with the fourth lender with regard to a new addendum to the fourth Note, which has a current maturity date of September 30, 2008.

Analysis of cash flows during fiscal years ended June 30, 2008 and 2007:

The Company realized a net loss of approximately $20.2 and $12.4 million in the Current Period and Prior Period, respectively. The net loss includes approximately $13.4 million and $5.3 million of non-cash charges to our statement of operations in the Current and Prior Periods, respectively. Cash used in operating activities from continuing operations was approximately $6.3 and $6.1 million in the Current Period and Prior Period, respectively. Net cash used in operating activities in the Current Period principally resulted from the loss from continuing operations, plus increases in Costs of product shipped to customers for which revenue has not been recognized of $4.0 million, and offset by a decrease inventory and an increase in accrued liabilities. We believe the inability of our clients to process our invoices will result in the delay of receipts on such invoices until the second quarter of fiscal 2009. As a result, we have continued to stretch payments to our vendors, have not filed or paid payroll taxes and have had to renegotiate several debt obligations.

In the Current Period, the Company used net cash of approximately $2.0 million in investing activities related to our investment in Current Technology. The Company was provided approximately $6.0 million from the issuance of certain debt and equity instruments.

Our contractual obligations are summarized in the table below

	Payments Due (In thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	More Than 5 years

Notes Payable [1]	$3,311	3,311	-	-	-
8% Callable convertible Notes payable and interest [1]	4,962	-	4,962	-	-
6% Callable convertible Notes payable and interest [1]	2,361	-	2,361	-	-

[1] Represents balloon payment at maturity plus interest over term of note due at maturity

Leases: The Company currently leases various office space and equipment under non-cancelable short-term leases which are all less than 1 year. The Company incurs all costs of insurance, maintenance and utilities.

Debt and Advances to Strategic Partners:

Debt obligations are summarized as follows:
Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2008, net of discount	Carrying Amount at June 30, 2007, net of discount
8% Notes	Dec. 13, 2009	$2,572,414	8%	-	1,427,411
8% Debentures	May 21, 2010	4,000,000	8%	62	185,185
6% Notes	Dec. 13, 2009	1,000,000	6%	100	361,111
6% April Notes	April 4, 2010	1,000,000	6%	55	83,334
Notes Payable	Demand	500,000	N/A	-	600,000
Term Notes short-term	December 31, 2008 and September 30, 2008	2,860,000	18%	2,860,000	-
Advances from Apro Media	N/A	200,000	N/A	200,000	-

As of June 30, 2008, the Company has the following debt commitments outstanding:

Callable Secured Convertible Note financing

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures) and warrants for the purchase of up to 1,785,713 of common stock, exercisable over a five year period at an exercise price of $2.00. The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Debentures are not due until the maturity date. The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations, at a conversion price of $0.50. During the year ended June 30, 2008, one of the institutional investors executed conversions of $1 million of principal and related accrued interest of its 8% Debentures into shares of common stock of the Company. Therefore, at June 30, 2008, only a $4 million principal balance of this debt remains outstanding.

6% Notes

On December 13, 2006, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The 6% Notes have a single balloon payment due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company at a conversion rate of $0.50, provided certain conditions are met, and each conversion is subject to certain volume limitations. During fiscal 2008, certain note holders fully converted $1 million of principal and related accrued interest. Therefore, as of June 30, 2008, only $1 million of principal balance of this debt remains outstanding.

6% April Notes

On April 5, 2007 MSGI issued $1.0 million aggregate principal amount of callable secured convertible notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company at a conversion rate of $0.50, provided certain conditions are met, and each conversion is subject to certain volume limitations.

Convertible Term Notes

On December 13, 2007, the Company entered into four short-term notes. These promissory notes provided proceeds totaling $2.86 million to the Company. The initial maturity date of these notes was April 15, 2008, which the Company did not meet. The Company has entered into several amendments with these note holders and the current maturity date is December 31, 2008, except for one note which has a September 30, 2008 maturity date.

The notes initially had a variable interest rate of the prime rate plus two percent and since April 15, 2008 are at a default interest rate of 18% until repayment occurs. As of April 15, 2008, these notes are convertible at a conversion rate of $0.51 per share, subject to limitations in the agreement.

As part of the amendments on these notes entered into to date, the Company has issued certain shares of common stock of MSGI and certain warrants to purchase shares of common stock at MSGI at an exercise price of $0.50.

Advance from Apro Media

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which is currently expected to be collected during the second quarter of fiscal 2009.

Preferred Stock:

Series F:

The holders of Series F Preferred Stock were entitled to receive cumulative dividends at the rate of six percent (6%) payable in additional shares of common stock of the Company, based on the average closing price per share of the Company's common stock for the ten (10) consecutive trading days prior to the payment of any dividend. As of December 31, 2006, all of the outstanding shares of Series F Preferred Stock were converted into shares of common stock however the Company had $305,024 of undeclared but accumulated dividends at June 30, 2008 and 2007. These undeclared dividends may be paid to the former holders of Series F Preferred Stock in additional shares of the Company’s common stock, at the election of the Company, and as declared by the Board of Directors. Such payment is expected to be made by the Company during the fiscal year ended June 30, 2009.

Series H and Put Option Agreement:

On January 10, 2008, the Company entered into a Preferred Stock Agreement Transaction with certain institutional investors, which consisted of a Series H Preferred Stock, warrants and a put option agreement. The Company received proceeds of $5 million, of which a portion was used to make a significant investment in Current Technology Corporation.

The Company issued 5,000,000 shares of the Series H Convertible Preferred Stock. The preferred stock is not entitled to any dividends. The preferred stock is convertible at the holder’s election into common stock at a conversion rate of $1.00 per share, subject to certain limitations.

The Company also issued warrants to purchase 5,000,000 shares of common stock at an exercise price of $2.50 per share. The Warrants are immediately exercisable and provide for a cashless exercise option for the period while each share of Common Stock issuable upon exercise of the Warrants is not registered for resale with the SEC. The Warrants expire five years following the date of issuance.

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

As part of the $5 million in proceeds received for this Securities Purchase Agreement, $1,800,000 is designated as restricted cash in order to collateralize the put option agreement.

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners LP (Enable), an existing institutional investor of MSGI and holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred, warrants issued in connection with this agreement exercisable for 5,000,000 shares of common stock of MSGI and the put options exercisable for 5,000,000 shares of Common Stock. Enable Growth Partners recently acquired the Series H Preferred, Warrants and Put Options pursuant to a private transaction with third parties.

In exchange for the retirement and/or redemption of the Series H Preferred, Warrants and Put Options, pursuant to the Securities Exchange Agreement with Enable, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 has been released to MSGI for working capital purposes.

Summary of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, (SFAS 159) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS No. 159 on our consolidated financial position, results of operations and cash flows.

Item 7 Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSGI Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MSGI Security Solutions, Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the fiscal years ended June 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/ Amper, Politziner & Mattia, LLP

November 13, 2008
Edison, New Jersey

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,

	2008	2007
ASSETS
Current assets:
Cash	$150,624	$2,463,691
Restricted cash	1,800,000	-
Accounts receivable, net of allowance of $60,000	128,000	-
Inventory	-	1,061,800
Costs of product shipped to customers for which revenue has not been recognized (See Note 2)	4,066,646	-
Other current assets	-	9,250
Total current assets	6,145,270	3,534,741

Investment in Current Technology Corporation (See Note 4)	2,000,000	-
Property and equipment, net	30,946	19,553
Intangible assets, net	-	12,613
Other assets, principally deferred financing costs, net	894,006	1,311,787

Total assets	$9,070,222	$4,878,694

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable-trade	$2,572,471	$1,582,379
Convertible term notes payable	2,860,000	-
Accrued expenses and other current liabilities	2,755,588	1,667,495
Advances from strategic partner – Apro	200,000	-
Accrued liability for put options (see Note 13)	6,550,000	-

Total current liabilities	14,938,059	3,249,874

Notes payable, net of current portion	-	600,000
8% Callable convertible notes payable-net of discount of $3,999,938 and $5,959,362, respectively	62	1,612,596
6% Callable convertible notes payable-net of discount of $1,999,845 and $2,555,555, respectively	155	444,445

Total long-term liabilities	217	2,657,041

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 5,000,000 shares of Series H issued and outstanding at June 30, 2008 and no shares at June 30, 2007	50,000	-
Common stock - $.01 par value; 100,000,000 authorized; 22,348,781 and 10,325,687 shares issued; 22,331,119 and 10,308,025 shares outstanding as of June 30, 2008 and 2007, respectively	223,487	103,257
Additional paid-in capital	271,243,011	256,074,720
Accumulated deficit	(275,990,842)	(255,812,488)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)

Total stockholders’ equity (deficit)	(5,868,054)	(1,028,221)
Total liabilities and stockholders’ equity (deficit)	$9,070,222	$4,878,694

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2008	2007

Revenues
Product revenue - Apro subcontract	$3,816,560	$-
Product revenues	-	77,895
Referral fee revenue	100,000	100,000
Consulting fee revenue	128,000	-
Total revenue	4,044,560	177,895

Cost of goods sold	4,194,327	49,886

Gross profit	(149,767)	128,009

Operating costs and expenses:
Salaries, benefits and payroll taxes	2,307,067	2,127,453
Research and development – (Apro Media in 2007)	88,200	2,500,000
Selling, general and administrative (including non-cash expense for shares to be issued to Apro Media of $1,052,336 in 2008)	4,471,929	2,882,459
Impairment on investment in Excelsa S.p.A.	-	1,650,000
Depreciation and amortization	26,953	131,819
Total operating costs and expenses	6,894,149	9,291,731

Loss from operations	(7,043,916)	(9,163,722)

Other income (expense):
Interest income	5,861	617
Interest expense	(11,584,299)	(2,332,957)
Non-cash expense for revaluation of put options to fair value	(1,550,000)	-
Registration penalties	-	(74,000)
Loss on issuance of shares to strategic partner-CODA	-	(811,918)
Total other expense	(13,128,438)	(3,218,258)

Net loss before provision for income taxes	(20,172,354)	(12,381,980)
Provision for income taxes	6,000	8,964
Net loss	(20,178,354)	(12,390,944)
Undeclared dividends on preferred stock	-	15,168
Net loss attributable to common stockholders	$(20,178,354)	$(12,406,112)

Basic and diluted loss per share attributable to common stockholders	$(1.19)	$(1.96)

Weighted average common shares outstanding – basic and diluted	17,016,261	6,328,467

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2006	4,210,729	$42,107	4,031	$40	$238,371,269	$(243,421,456)	(17,662)	$(1,393,710)	$(6,401,750)

Non-cash compensation expense					486,302				486,302
Conversion of Series F Convertible Preferred Stock	198,470	1,985	(4,031)	(40)	(1,945)				-
Issuance of Series G Convertible Preferred Stock			138	1	2,758,236				2,758,237
Foreign currency translation adjustment						(88)			(88)
Issuance of common stock to corporate officers as a bonus	125,000	1,250			269,750				271,000
Adjustment to fair value of warrants issued to lenders and placement agents					533,271				533,271
Issuance of common stock to Anyuser, Inc. (a Hyundai designee)	865,000	8,650			471,350				480,000
Issuance of common stock for Conversion of Series G Convertible Preferred Stock	2,758,400	27,584	(138)	(1)	(27,583)				-
Issuance of common stock to lender for repayment of notes	1,318,088	13,181			1,173,100				1,186,281
Issuance of common stock to strategic partner-CODA	850,000	8,500			1,734,000				1,742,500
Fair value of warrants issued to placement agents					732,734				732,734
Fair value of warrants issued to lender for settlement of Note					215,319				215,319
Fair value of warrants Issued to vendor for services					423,352				423,352
Beneficial conversion discount on 2005 8% convertible notes					935,565				935,565
Beneficial conversion discount on 6% convertible notes issued December 2006					2,000,000				2,000,000
Beneficial conversion discount on 6% convertible notes issued April 2007					1,000,000				1,000,000
Beneficial conversion discount on 8% Convertible notes issued May 2007					5,000,000				5,000,000

Net Loss						(12,390,944)			(12,390,944)

Balance June 30, 2007	10,325,687	$103,257	-	$-	$256,074,720	$(255,812,488)	(17,662)	$(1,393,710)	$(1,028,221)

Issuance of convertible preferred Series H shares (see Note 13)			5,000,000	50,000	(50,000)				-
Non-cash compensation expense					485,570				485,570
Issuance of shares of common stock to members of the Board of Directors	91,965	920			192,209				193,129
Issuance of shares of common stock to investor relations firms	300,000	3,000			201,000				204,000
8% and 6% convertible debt and accrued interest converted to shares of common stock	10,111,129	101,110			6,599,177				6,700,287
Issuance of shares of common stock to Apro Media Corp. pursuant to subcontract agreement	1,000,000	10,000			980,000				990,000

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Charge related to modification to exercise price of warrants previously issued					4,969,008				4,969,008
Debt discount for warrants issued in connection with December 2007 notes					80,208				80,208
Fair value of warrants issued to investor relations firms for services rendered					332,421				332,421
Additional debt discount recorded in connection with reset of conversion price under anti-dilution provisions of convertible debt					1,077,993				1,077,993
Fair value of warrants issued under Addendums to term notes payable					83,105				83,105
Issuance of shares of common stock under Addendum to term notes payable	520,000	5,200			217,600				222,800

Net Loss						(20,178,354)			(20,178,354)

Balance June 30, 2008	22,348,781	$223,487	5,000,000	$50,000	$271,243,011	$(275,990,842)	(17,622)	$(1,393,710)	$(5,868,054)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2008	2007
OPERATING ACTIVITIES:
Net loss	$(20,178,354)	$(12,390,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts – CODA	60,000	-
Depreciation	14,340	36,056
Amortization	12,613	95,764
Amortization of deferred financing costs	774,869	334,549
Non-cash compensation expense	516,153	757,302
Non-cash expense for put option revaluation to fair value	1,550,000	-
Non-cash interest expense	9,763,795	1,648,383
Non-cash expense for shares to be issued to Apro Media	1,052,336	-
Impairment on investment in Excelsa	-	1,650,000
Loss on issuance of shares to strategic partner – CODA	-	811,918
Non-cash expense for shares and warrants issued for services	536,421	423,352
Changes in assets and liabilities:
Accounts receivable	(188,000)	-
Inventory	1,061,800	(1,053,143)
Costs of product shipped to customers for which revenue \ has not been reocgnized	(4,066,646)	-
Other current assets	9,250	4,235
Other assets	(24,304)	(63,893)
Deferred revenue	-	(2,000)
Accounts payable - trade	990,092	402,253
Accrued expenses and other liabilities	1,798,301	1,281,652

Net cash used in operating activities	(6,317,334)	(6,064,516)

INVESTING ACTIVITIES:

Investment in Current Technology Corporation	(2,000,000)	-
Purchases of property and equipment	(25,733)	(5,715)

Net cash used in investing activities	(2,025,733)	(5,715)

FINANCING ACTIVITIES:
Proceeds from issuance of convertible term notes	2,860,000	-
Proceeds from issuance of Series H Preferred Stock and Put Options	5,000,000	-
Funding of Restricted cash for Put Options	(1,800,000)	-
Financing costs related to Preferred stock and Put Options	(230,000)	-
Advance received from Apro Media	200,000	-
Proceeds from the issuance of the 8% convertible notes	-	5,000,000
Payment of deferred financing costs	-	(440,000)
Proceeds from issuance of 6% convertible notes	-	3,000,000
Deferred financing costs related to issuance of 6% convertible notes	-	(243,715)
Amounts received from Hyundai Syscomm	-	500,000
Advance from strategic partner - CODA	-	959,474
Payments made to strategic partner - CODA	-	(233,526)
Bank overdraft	-	(8,223)

Net cash provided by financing activities	6,030,000	8,534,010

Change in accumulated other comprehensive income	-	(88)

Net increase (decrease) in cash	(2,313,067)	2,463,691
Cash at beginning of year	2,463,691	-

Cash at end of year	$150,624	$2,463,691

Supplemental disclosure of cash paid:
Interest	$20,326	$34,600
Taxes	$-	$-

See Note 17 for further supplemental cash flow information.
The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	LIQUIDITY, RESTATEMENT AND COMPANY OVERVIEW:

Liquidity:

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. At June 30, 2008, the Company had approximately $0.2 million in cash and $1.8 million in restricted cash as well as approximately $0.1 million in accounts receivable. The Company had additional shipments during fiscal 2008 to various customers in the amount of approximately $6.5 million, which have not been recognized as revenue or accounts receivable as of June 30, 2008 due to certain revenue recognition criteria not being met as of June 30, 2008 related to the assurance of collectibility. Collections of these billings have been delayed due to negotiations and arrangements required as a result of these new relationships, which has resulted in the Company stretching payments to vendors, taxing authorities and lenders. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai Syscomm Corporation (Hyundai) and Apro Media Corporation (Apro or Apro Media) (see Note 3), as well as our recently announced relationships with Hirsch Group, LLLP and others. Further, there can be no assurance as to the timing of when we will receive amounts due to us for products shipped to customers prior to June 30, 2008. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Restatement of Prior Quarter:

During the three month period ended March 31, 2008, the Company recognized and reported approximately $4.0 million in revenues and corresponding accounts receivable, as well as related costs of products sold of approximately $3.3 million. These revenues and associated costs of products sold were derived solely from the Company’s relationships with Hyundai Syscomm Corp, Apro Media Corp. and Hirsch Capital Corp. Since that time, the Company has experienced difficulties in collection of the corresponding accounts receivable. The Company has subsequently determined that these shipments and related billings did not meet all the criteria for GAAP revenue recognition at March 31, 2008 due to collectibility not being reasonably assured among other factors. Therefore, in retrospect, this represented an error as these revenues should not have been recognized in the quarter ended March 31, 2008 or in fiscal 2008, thus requiring the reversal of the revenue as well as the related accounts receivable. The Company will recognize these revenues when and if the payments are received and collection is thus assured.

The Company has also determined that it is appropriate to recognize as an asset the related costs of products sold, net of an estimated reserve for potential loss, until such time as the revenue is recognized, product is returned or these product costs are considered unrealizable and are written off. Costs related to these transactions have been capitalized in the amount of $3.3 million for the three months ended March 31, 2008. The Company has reduced these capitalized costs with a reserve for potential loss in the amount of $0.8 million for the three months ended March 31, 2008 to estimate the potential cost that may be unrecoverable. This reserve was recorded in cost of goods sold.

In connection with the reduction in revenue, we reversed commission expense included in selling, general and administrative expenses related to shares to be issued to Apro Media, since these shares are issued only in connection with the recognition of the revenue.

The effects of restating the financial statements as of March 31, 2008, on a pro-forma basis, are as follows:

		Restatement	As Revised
	As Reported	Adjustment	and Restated
For the Three Months Ended March 31, 2008
Total revenues	$4,025,600	$(4,025,600)	$-
Cost of product sold	3,291,645	(2,468,734)	822,911
Gross profit	733,955	(1,556,866)	(822,911)
Total operating costs	1,925,160	(365,760)	1,559,400
Loss from operations	(1,191,205)	(1,191,106)	(2,382,311)
Net loss	(2,797,272)	(1,191,106)	(3,988,378)
Weighted average shares outstanding	19,475,358	-	19,475,358
Basic and diluted loss per share attributable to common stockholders	(0.14)	(0.06)	(0.20)

For the Nine Months Ended March 31, 2008
Total revenues	$7,942,160	$(4,025,600)	$3,916,560
Cost of product sold	6,135,972	(2,468,734)	3,667,238
Gross profit	1,806,188	(1,556,866)	249,322
Total operating costs	5,188,633	(365,760)	4,822,873
Loss from operations	(3,382,445)	(1,191,106)	(4,573,551)
Net loss	(14,925,232)	(1,191,106)	(16,116,338)
Weighted average shares outstanding	15,829,699		15,829,699
Basic and diluted loss per share attributable to common stockholders	(0.94)	(0.08)	(1.02)

As of March 31, 2008
Accounts receivable	$4,025,600	$(4,025,600)	$-
Costs of product shipped to customers for which revenue has not been recognized	-	2,468,734	2,468,734
Total assets	10,109,015	(1,556,866)	8,552,149
Accrued expenses and other liabilities	1,819,340	(365,760)	1,453,580
Total current liabilities	11,545,663	(365,760)	11,179,903

Company Overview:

MSGI Security Solutions, Inc. (MSGI or the Company) is a proprietary solutions provider developing a global combination of innovative emerging businesses that leverage information and technology. MSGI is principally focused on the homeland security and surveillance industry. A majority of the Company’s business activity is conducted with customers located within the United States. During the fiscal year ended June 30, 2008, 91% of the Company’s revenues were derived from sales to domestic customers and 9% of the revenues were derived from sales to foreign entities in the United Kingdom. Substantially all of our revenues have been generated from certain key relationships (see Note 3), many of which are from companies that have a direct or indirect investment interest in MSGI.

Subsidiaries

MSGI has an 84% ownership in Innalogic, LLC (Innalogic). Innalogic is a wireless software product development firm that works with clients to custom-design technology products that meet specific user, functional and situational requirements. Innalogic has a recognized core competency in an area of increasingly vital importance to security: delivering rich-media content (video, audio, biometric, sensor data, etc.) to wirelessly enabled mobile devices for public-safety and security applications over wireless or wired networks. Innalogic has the resources and expertise to design and install building-wide wireless networks. The network’s technological foundation is a custom-designed network Command Center utilizing Innalogic’s proprietary SafetyWatch™ software. Innalogic-designed networks integrate with a building’s existing CCTV system and security infrastructure, thus creating a powerful network environment able to accommodate advanced building-wide security applications. Importantly, Innalogic’s wireless video applications help clients make the critical upgrade of CCTV video security systems from analog to digital technology. Innalogic software applications easily integrate with existing systems – camera or rich-media networks – and are specially designed to incorporate or integrate with new or replacement technologies as they come online. On April 1, 2007, Innalogic executed a non-exclusive licensing agreement with the CODA Octopus Group, Inc. (CODA) whereby CODA assumed certain development and operational responsibilities and has the right to market the Innalogic proprietary technology to its client base in return for a royalty payment of 20% of all revenues earned from the sale of Innalogic technologies (See Note 3).

The Company, through its wholly-owned subsidiary Future Developments America, Inc. (FDA), is a non-exclusive licensee in the United States of certain products developed by Future Developments Limited (FDL) and of certain other products developed by outside organizations. The Company is also entitled to receive royalties on certain sales of products by FDL. FDA markets a broad variety of off-the-shelf and custom surveillance equipment, including antennas, audio “bugs”, body cameras, covert and overt color and black-and-white cameras, night vision fixed surveillance cameras, power supplies, recording devices and related supplies. The Company has not yet sold any FDA products or received any royalties.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company believes it has only one reporting segment, the securities technologies segment.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Revenues are reported upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

The majority of our revenues are derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of June 30, 2008.

During the year ended June 30, 2008, the Company recognized product revenue in connection with our contract with Apro (see Note 3) in the amount of approximately $3.8 million. During each of the years ended June 30, 2008 and 2007, MSGI recognized $100,000 from CODA for licensing royalty fees (see Note 3).

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 due to certain revenue recognition criteria not being met as of June 30, 2008, related to the assurance of collectibility among other factors. These transactions will be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, has been fully met. Therefore, there is no revenue or related accounts receivable recorded for these transactions in 2008. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Costs of product shipped to customers for which revenue has not been recognized

As of June 30, 2008, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers as of June 30, 2008 but for which revenue has not yet been recognized. The Company has also recorded a reserve against these product costs in the amount of approximately $1.4 million. This reserve estimates the potential costs that may be unrecoverable. The remaining product costs will be recognized as costs of goods sold by the Company at such time as the associated revenues are recognized upon completion of all the revenue recognition criteria, which is expected to be upon receipt of payment from the customers, or when product is returned or these product costs are considered unrealizable and are written off.

Cash and Cash Equivalents:

The Company considers investments with an original maturity of three months or less to be cash equivalents.

 Accounts receivable and allowance for doubtful accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At June 30, 2008, the Company recorded an allowance for doubtful accounts of $60,000 for accounts receivable from CODA (See Note 3).

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2008.

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

Property, Plant and Equipment:

Property, plant and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

Furniture and fixtures	3 to 7 years
Computer equipment and software	3 to 5 years
Machinery and equipment	6 years

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on an other-than-temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

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

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities. The Company realized expenses of $88,200 during the year ended June 30, 2008 for costs associated with development of RFID technologies. The Company realized expenses of $2.5 million during the year ended June 30, 2007 as a result of a payment made to Apro Media for costs associated with technological development expenses incurred in the process of securing a business relationship with and subsequent purchase order from a certain Fortune 100 client.

Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at June 30, 2008.

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

Concentration of Credit Risk:

Major Customers

The Company’s services are currently provided to a variety of customers, primarily located in the continental United States. Three customers accounted for 86% of revenues for the year ended June 30, 2008, of which none were in accounts receivable at June 30, 2008. One customer accounted for 56% of revenues for the year ended June 30, 2007. Our relationship with Apro Media and Hyundai is considered to be critical to the Company’s ongoing business activities. Approximately 94% of revenue for the year ended June 30, 2008 was a result of our sub-contract agreement with Apro.

Major Supplier

The Company purchased 100% of its products from one supplier for the year ended June 30, 2008. This supplier relationship was obtained in connection with our Apro sub-contract. While this supplier is important to the Company’s operations, there are comparable products available from alternate suppliers that minimize this risk.

Cash concentration

The Company’s cash balance is maintained with one financial institution and may, at times, exceed federally insurable amounts. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 8,027,569 and 6,608,196 shares, and preferred stock convertible into 5,000,000 and 0 shares for the years ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the periods presented. In addition, stock options and warrants with exercise prices above average market price in the amount of 13,695,873 and 3,753,390 shares for the years ended June 30, 2008 and 2007, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable,” and do not include any securities under the convertible debt or put option agreement as the impact would be anti-dilutive.

Employee Stock-Based Compensation:

The Company follows Statement of Financial Accounting Standards No. 123 Revised 2004 (SFAS 123R), "Share−Based Payment." This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued.

Fair Value of Financial Instruments:

The Company adopted Statement of Financial Accounting Standards No. 157 (SFAS 157), “Fair Value Measurements” in the first quarter of the year ended June 30, 2007. Adoption of SFAS 157 did not have a significant impact to our financial statements. The carrying amounts of the Company’s financial instruments, including cash, restricted cash, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amount of the Company’s notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar debt obligations at June 30, 2008 and 2007. The accrued liability for put options is marked to fair value each reporting period.

Summary of Recent Accounting Pronouncements:

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 (our Fiscal 2009). We have not completed our evaluation of the potential impact, if any, of the adoption of SFAS 159 on our consolidated financial position, results of operations and cash flows.

3.	CERTAIN KEY RELATIONSHIPS

Relationship with Hyundai Syscomm Corp.

On September 11, 2006 the Company entered into a License Agreement with Hyundai Syscomm Corp. (Hyundai) whereby, in consideration of a one-time $500,000 fee, MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC. This license entitles Hyundai to onward develop the source code of the technology to provide wireless transmission and encryption capabilities that work with any other of Hyundai’s products, to use the technology for the purposes of demonstrating the technology to potential customers, sub-licensees and distributors, market the technology worldwide either under its existing name or any name that Hyundai may decide and to sub-license the technology to its customers and distributors generally. The License Agreement provides certain intellectual property rights and the parties agree that (i) Hyundai will follow all such reasonable instructions as MSGI may give from time to time with regard to the use of trademarks or other indications of the property and other rights of MSGI or its subsidiaries, (ii) MSGI warrants that it is the sole proprietary owners of all copyright and intellectual property rights subsisting in the technology and undertakes to indemnify Hyundai at all times against any liability in respect of claims from third parties for infringement thereof and (iii) Hyundai acknowledges that the intellectual property rights of any developments of the technology that are undertaken by MSGI rest and will remain owned by MSGI.

On October 19, 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock. Subject to the terms and conditions set forth in the Subscription Agreement, the Company agreed to issue up to 900,000 shares of common stock contingent upon the Company's receipt of $500,000 received in connection with a certain License Agreement, dated September 11, 2006 (see above), and execution of a certain then pending Sub-Contracting Agreement (see below). Under the terms and conditions set forth in the Subscription Agreement, Hyundai agreed that the Company shall not be required to issue, or reserve for issuance at any time in accordance with Nasdaq rule 4350(i), in the aggregate, Common Stock equal to more than 19.99% of the Company's common stock outstanding (on a pre-transaction basis). Therefore the Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock were to be issued when and if: (a) the holders of a majority of the shares of common stock outstanding vote in favor of Hyundai owning more than19.99% of the Company's common stock outstanding; or (b) additional issuances of common stock by the Company permit such issuance in accordance with Nasdaq rule 4350(i). As of the date of submission of this report, the Company is obligated to issue the remaining 35,000 shares of common stock to Hyundai, per the terms of the Subscription Agreement.

On October 25, 2006, the Company entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement. Further, under the terms of the Sub-Contracting Agreement, the Company will provide certain limited product and software warranties to Hyundai for a period of 12 months after the assembly of the Company's products and product components by Hyundai or its affiliates with regard to the product and for a period of 12 months after the date of installation of the software by Hyundai or its affiliate with regard to the software. The Company will also provide training, where required, for assembly, maintenance and usage of the equipment and shall charge its most favored price for such training services. No title or other ownership of rights in the Company's firmware or any copy thereof shall pass to Hyundai or its affiliates under this Agreement. Hyundai and its affiliates agree that it shall not alter, prepare derivative works based on, or reproduce, disassemble or decompile any Software embodied in the firmware recorded in the Company's products.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. Additionally, when issued, the shares underlying the warrant were to be authorized through an increase in the total of authorized capital stock of the Company to be approved by the stockholders. The warrant could not begin to vest until these underlying shares were authorized. Such approval was obtained at the Special Meeting of the Stockholders on March 6, 2007. No transactions under this agreement have occurred as of June 30, 2008 or to date.

Relationship with Apro Media Corporation

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (Apro or Apro Media) for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement. MSGI is to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the stated revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI. The contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media, which was made on May 31, 2007, for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008, the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro under that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008 and has been reflected as a liability in our consolidated balance sheet. The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was $1,052,336, which is included in selling, general and administrative expenses. This liability will be re-measured at each period end, until all shares are issued.

As of June 30, 2008, the Company had shipped product to various customers in the aggregate of approximately $1.6 million under the Apro sub-contract agreement. These shipments have not been recognized as revenue in fiscal 2008. In addition inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized. See Notes 1 and 2 for further details.

Subsequent to the fiscal year ended June 30, 2008, the Company entered into an additional sub-contract agreement from a referral that falls with the terms of the Apro subcontract agreement. See Note 18 – Subsequent events.

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. The Company recognized $100,000 in revenues during each of the years ended June 30, 2008 and 2007 under this arrangement.

4.	INVESTMENTS

Current Technology Corporation

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The agreement provides for the Company to purchase from Current Technology a total of 25,000,000 shares of its common stock, and common stock purchase warrants exercisable for 25,000,000 million shares of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 was to be made in five installments of $500,000 between January 4, 2008 and April 15, 2008. The common stock purchase warrants are immediately exercisable at an exercise price of $.15 per share and expire on January 9, 2013. The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares.

At June 30, 2008, the Company has paid $2 million for the investment and owns 20 million shares of the common stock of Current Technology, which represents approximately 15% ownership of their outstanding common stock. In addition, the Company holds 20 million warrants to purchase additional shares of common stock. The Company recorded the investment on a cost method of accounting. As of June 30, 2008, the Company has an option to invest an additional $500,000 under the original agreement terms above.

In addition, as part of this investment transaction, Current Technology will outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 51% ownership interest). No transactions between MSGI and Celevoke have occurred during 2008 or 2007.

In August 2008, MSGI entered into a Securities Exchange Agreement with holders of the Company’s Series H Preferred stock and other instruments. In connection with this exchange, the 20 million warrants to purchase additional shares of common stock of Current Technology were assigned to the parties to this agreement. See Note 18 – Subsequent events.

Excelsa S.p.A.

During the year ended June 30, 2007, the Company fully impaired its investment in Excelsa S.p.A., a corporation organized under the law of the Republic of Italy, and recognized a loss on the investment of $1,650,000.

5. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of June 30, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2008, net of discount
8% Debentures	May 21, 2010	$4,000,000	$3,999,938	$62
8% Notes	Fully converted as of October 2007			-
Total				$62

8% Notes

On July 12, 2005, MSGI closed a Callable Secured Convertible Note financing of $3 million with a New York based institutional investor (the 8% Notes), which were last amended December 13, 2006. Substantially all of the assets of the Company were pledged as collateral to the note holders. The 8% Notes were due, principal and interest, in a single balloon payment on the maturity date of December 13, 2009. The 8% Notes had a conversion price of 75% of the average closing price of the Company’s common stock, with a minimum conversion price of $0.50 per share. As noted below, all of these 8% Notes were fully converted into common stock during the year ended June 30, 2008.

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

During the months of July and August 2007, the holders of the 8% Notes elected to convert certain amounts of principal into shares of common stock of the Company under the provisions of the 8% Notes. In four separate conversion transactions, the holders converted approximately $810,000 in note principal into an aggregate total of 1,257,532 shares of common stock of the Company. As a result of these conversion transactions, a portion of the amortization of the discount on the 8% Notes was accelerated by approximately $348,000 for the year ended June 30, 2008.

On October 3, 2007, the remaining 8% Notes outstanding were purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors submitted notification to the Company on October 3, 2007 to fully convert the Notes into shares of the Company’s common stock. The remaining note balance of $1,762,414 as well as interest expense of $547,500 was converted into an aggregate of 4,619,828 shares of the Company’s common stock. The remaining discount of $707,192 on these notes was accelerated and fully accreted upon conversion. In addition, as part of the conversion transaction, the Company allowed the note holders to convert at a rate of $0.50, which was lower than the stated conversion price under the note agreement. Therefore, in connection with this lower conversion rate, the Company recognized an additional beneficial conversion charge on the principal and interest converted of approximately $1,124,900 upon conversion, which is reflected in interest expense. Total interest expense, including debt discount amortization, for the year ended June 30, 2008 and 2007 in connection with this note was approximately $2,572,000 and $457,900, respectively.

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures) and warrants for the purchase of up to 1,785,713 of common stock, exercisable over a five year period at an exercise price of $2.00.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal under the Debentures are not due until the maturity date. Interest is payable quarterly in cash, although all remaining investors have allowed the Company to defer their interest payment until the maturity date. The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 8% Debentures was $1.40.

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The 8% Debentures and the Warrants have anti-dilution protections. The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes below, anti-dilution provisions of the 8% Debentures were triggered in October 2007. The conversion price of the 8% Debentures was reduced from $1.40 to $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $601,800 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Total interest expense, including debt discount amortization, for the year ended June 30, 2008 and 2007 in connection with this note was approximately $1,825,800 and $230,100, respectively.

In addition, the exercise price of the related Warrants issued to the lenders was reduced from $2.00 to $0.50 per share due to anti-dilution provisions triggered and the number of warrants was increased from 1,785,713 to 7,142,852. The change in exercise price and number of shares resulted in an additional charge to interest expense of $4,969,008 in the year ended June 30, 2008.

During the year ended June 30, 2008, one of the institutional investors converted the principal amount of its 8% Debentures into shares of common stock of the Company. These conversions resulted in the issuance of 2,153,597 shares of common stock of the Company and a reduction in the principal balance and corresponding acceleration of debt discount of $1.0 million. As part of this conversion, the Company allowed these investors to convert accrued interest of $76,798 into stock at the $0.50 conversion rate instead of paying the interest in cash. Therefore, the Company recorded an additional interest expense charge of $36,017 representing the additional value of stock provided for the interest payment.

6. 6% CALLABLE CONVERTIBLE NOTES PAYABLE

The 6% Callable Convertible Notes Payable consist of the following as of June 30, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	December 13, 2009	$1,000,000	$999,900	$100
6% April Notes	April 4, 2010	1,000,000	999,945	55
Total				$155

6% Notes

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000.

The 6% Notes have a single balloon payment of $2,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 6% Notes is 75% of the average closing prices of the Company’s common stock, with a minimum conversion price of $0.50 per share. The payment obligation under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $1.00 per share.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

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

On October 3, 2007, a $1.0 million portion of the Notes outstanding were purchased by certain third-party institutional investors, from the original note holders. The Company did not receive any cash as a result of these transactions and was not a party to the transaction. These institutional investors converted $1.0 million of the note balance as well as interest expense of $40,086 into an aggregate of 2,080,172 shares of the Company’s common stock. In connection with the conversion, the discount was accelerated for the related portion of the note in an amount of $736,111. In addition, as part of the conversion transaction, the Company allowed the note holders to convert at a rate of $0.50, which was lower than the stated conversion price under the note agreement. Therefore, in connection with this lower conversion rate, the Company recognized an additional beneficial conversion charge on the principal and interest converted of approximately $299,200 upon conversion, which is reflected in interest expense for the year ended June 30, 2008.

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes converted, anti-dilution provisions of the remaining 6% Notes were triggered. The conversion price of the remaining 6% Notes was reduced from the variable conversion rate noted above to a fixed rate of $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $263,900 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Interest expense, including the accelerated discount, was $978,026 and $426,536 for the year ended June 30, 2008 and 2007, respectively.

6% April Notes

On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1.0 million aggregate principal amount of Callable Secured Convertible Notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years.

The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 4, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The original conversion price of the 6% April Notes was 75% of the average of closing prices of the Company’s common stock, with a minimum conversion price of $0.50 per share. The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The payment obligation under the Notes may accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.

The 6% April Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% April Notes and warrants.

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes and the 6% Notes converted above, anti-dilution provisions of the April 6% Notes were triggered. The conversion price of the April 6% Notes was reduced from the variable conversion rate noted above to a fixed rate of $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $166,700, which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note. Interest expense, including the debt discount, was $143,553 and $97,634 for the year ended June 30, 2008 and 2007, respectively.

7. OTHER NOTES PAYABLE AND ADVANCES

Other Notes Payable consist of the following as of June 30, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2008, net of discount
Convertible Term Notes – short term	September 30, 2008	$960,000	$-	$960,000
Convertible Term Notes – short term	December 31, 2008	1,900,000	-	1,900,000
Total				$2,860,000

Convertible Term Notes payable

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to their current maturity date of December 31, 2008, except for one note which has a maturity date of September 30, 2008. See the discussion below.

Warrants to purchase up to an aggregate of 100,000 shares of common stock of the Company were issued to the lenders in conjunction with these notes. The warrants have a term of 5 years and carry an exercise price of $1.38 per share. The Company allocated the aggregate proceeds of the term notes payable between the warrants and the Notes based on their fair values, which resulted in a discount of $80,208. Interest expense, including the debt discount, was $272,047 for the year ended June 30, 2008.

Between April 30, 2008 and August 31, 2008, the Company executed a series of Amendments to the Term Notes, which extended the payment terms for the term notes through September 30, 2008. Due to the default event, commencing on April 15, 2008, the interest rate is now at the default interest rate of 18%. Also, the holders now have the right to convert the note at a rate of $0.51 per share.

In addition, the terms of the Amendments to the Loan Agreements called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share. As of June 30, 2008, a total of 284,717 warrants were issued to the note holders, 33,218 warrants with an exercise price at $0.60 per share and the remaining at an exercise price of $0.50 per share. The warrants were fair valued, at each warrant issuance, using the Black Scholes model and were determined to have a fair value of $83,105, which was recorded as additional interest expense on the note during the year ended June 30, 2008. The following assumptions were used in the Black-Scholes model for the warrants for the year ended June 30, 2008:

Expected term (years)	3
Dividend yield	0%
Expected volatility	129% - 135%
Risk-Free interest rate	2.47% - 3.35%
Weighted average fair value	$0.29

In addition, other group lenders received shares of common stock of the Company instead of warrants under the Amendments. During the year ended June 30, 2008, a total of 520,000 shares of common stock were issued, which were determined to have a fair value of approximately $222,800 based upon the fair market value of the common stock on each date issued. This was reflected as an additional charge to interest expense for the year ended June 30, 2008

Subsequent to the year ended June 30, 2008 and through September 30, 2008, the Company had issued approximately 715,283 additional warrants and 528,571 shares of common stock to these note holders under the terms of the Amendments.

Effective October 1, 2008, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes, which terminated all warrants to purchase common stock issued under previous addendum agreements and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at an exercise price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Notes remaining outstanding until December 31, 2008. The Company is currently involved in discussions with the fourth lender regarding a new addendum to its Note, which currently had a maturity date of September 30, 2008.

Advances from Strategic Partner - Apro Media

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable.

Advance from Strategic Partner - CODA

During the year ended June 30, 2007, the Company received funding, in the amount of approximately $722,000 from CODA as an advance in contemplation of a further strategic transaction between the two parties. CODA has also paid directly, in support of our subsidiary Innalogic LLC, certain operating expenses in the amount of approximately $537,000. During the year ended June 30, 2007, the Company repaid to CODA $234,000 of the $537,000 paid on our behalf. The net of these transactions brought the aggregate total due to this firm to approximately $1.0 million at March 31, 2007. The advances bore interest at a rate of 8% and interest expense was $36,552 for the year ended June 30, 2007.

On April 1, 2007, the Company, through its majority-owned subsidiary Innalogic, LLC, entered into a non-exclusive License Agreement with CODA. This agreement allows for CODA to market the Innalogic “SafetyWatch” technology to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of the Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers, whereby CODA assumed certain development and operational responsibilities.

On May 16, 2007 the Company issued 850,000 unregistered common shares to CODA as full and final payment and a release of all financial obligations resulting from advances made by CODA to the Company and/or Innalogic. This resulted in a charge to the statement of operations for the year ended June 30, 2007, of $811,918 as the share value exceeded the net obligations on the date of the transaction.

During each of the years ended June 30, 2008 and 2007, the Company earned a $100,000 fee from CODA resulting from contract referrals we provided them.

Promissory Notes Payable

On January 19, 2006, the Company entered into four short-term notes with the same lenders that also held the 8% Callable Convertible Notes (see Note 5). These promissory notes provided proceeds totaling $500,000 to the Company. The notes were originally due and payable on April 19, 2006 in the aggregate total of $600,000, including imputed interest of $100,000 at an annual imputed interest rate of 80%. Amendments executed through December 13, 2006 changed the maturity date of the promissory notes to provide for a balloon payment on December 13, 2009. On October 3, 2007, these Promissory Notes were forgiven and cancelled by the Note holders in connection with the same transaction where certain third-party institutional investors purchased certain 8% Notes and 6% Notes from these Note holders. While the Company was not party to this transaction directly, the Company had agreed to modify the conversion rate on the convertible debt to $0.50 in exchange for the forgiveness of these promissory notes. Therefore, the $600,000 forgiven was recorded as a reduction of interest expense to offset the various charges in interest expense connected with the change in conversion price and other related expenses connected to the convertible 6% and 8% Notes.

8. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at June 30, consist of:

	2008	2007

Machinery, equipment and furniture	$70,681	$44,948
Total, at cost	70,681	44,948
Less: accumulated depreciation	(39,735)	(25,395)
Property, plant & equipment, net	$30,946	$19,553

Depreciation expense was approximately $14,000 and $36,000 for the years ended June 30, 2008 and 2007, respectively.

9. INTANGIBLE ASSETS:

In connection with the acquisition of Innalogic, intangible assets related to unpatented technologies totaling $287,288 were acquired and was amortized over the period of expected benefit of five years.

The gross carrying amount and accumulated amortization of the Company's intangible assets as of June 30, 2008 and 2007 are as follows:

	2008	2007

Amortized intangible assets
Unpatented technology	$287,288	$287,288
Accumulated amortization	(287,288)	(274,675)
Net book value	$-	$12,613

Amortization expense recorded for each of the years ended June 30, 2008 and 2007 was approximately $13,000 and $96,000, respectively.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2008 and 2007 consist of the following:

	2008	2007
Salaries and benefits	$136,487	$125,428
Payroll taxes and penalties	1,341,746	355,862
Fair value of shares to be issued to Apro	62,336	-
Audit and tax preparation fees	280,352	247,090
Legal fees	-	26,500
Interest	716,857	365,802
Travel & entertainment	-	16,669
Penalty for stock registration	-	74,000
Taxes	32,907	26,907
Board fees	52,996	205,125
Settlement on usage fees	-	150,000
Other	131,907	74,112
Total	$2,755,588	$1,667,495

The Company has not filed or paid payroll taxes during fiscal 2007 or 2008.

11. RELATED PARTY TRANSACTIONS:

See Notes 3 and 7 for a description of transactions with Hyundai Syscomm, Apro Media and CODA Octopus.

In fiscal 2008, the Company had product revenue of $3.8 million that was a result of the relationship with Apro Media and the related sub contract agreement with this Company.

In fiscal 2008, the Company shipped $400,000 of product to Hirsch Group, LLLP and shipped $4 million of product to customers through referrals from Hirsch Group and sub contract agreements Hirsch Group is a party to. None of these transactions have been recognized as revenue in fiscal 2008 (see Note 1). Hirsch Group, LLLP has an affiliation with Hirsch Capital Corp. Hirsch Capital Corp. has an ownership interest in Apro Media and Hyundai Syscomm, and therefore has an indirect ownership interest in MSGI. None of the sales related to Hirsch Group fall under the terms of the Apro or Hyundai sub contract agreements and therefore neither of these companies had any earnings under those sub contract agreements for these transactions.

12. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases certain office space. All of the Company’s current leases are for short-terms less than one year and are cancelable. The Company incurs all costs of insurance, maintenance and utilities.

Future minimum rental commitments under all leases as of June 30, 2008 is approximately $20,400 for the year ended June 30, 2009. Rent expense was approximately $214,000 and $199,600 for fiscal years ended June 30, 2008 and 2007, respectively.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

13. PREFERRED STOCK:

Series H Convertible Preferred Shares and Put Options

On January 10, 2008, the Company entered into a Preferred Stock Agreement Transaction with certain institutional investors (the Buyers), which consisted of a Series H Preferred Stock, warrants and a put option agreement. The Company received proceeds of $5 million, of which a portion was used to make a significant investment in Current Technology Corporation (see Note 4).

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

The put option agreement was accounted for as a liability under guidance from SFAS 150, “Accounting for Certain Hybrid Financial Instruments with Characteristics of both Liabilities and Equity.” The Company had to allocate the proceeds between the put option and the preferred stock, and determined that the entire proceeds should be first allocated to the liability instrument. The initial fair value calculated at January 10, 2008 for the put option agreement was $5,800,000. The liability is adjusted to fair value for each reporting period and the fair value at June 30, 2008 was $6,550,000. The entire $5,000,000 in proceeds was allocated to the put option agreement and the additional increase in fair value of $1,550,000 through June 30, 2008 was recorded as an expense for the year ended June 30, 2008. Fair value for the put options was calculated using the following assumptions as of January 10, 2008 and June 30, 2008:

	January 10, 2008	June 30, 2008
Expected term (years)	2.50	2.00
Expected put option price	$1.60	$1.60
Dividend yield	0%	0%
Expected volatility	135%	153%
Risk-free interest rate	2.725%	2.630%

Put option fair value per share	$1.16	$1.31

If the buyers were to put the entire 5,000,000 common shares at the end of the five-year term of the put option agreement, at the put option price of $2.00 per share, the maximum amount the Company would need to pay in cash would be $10 million. If this same amount were to be paid entirely in stock, the maximum amount of shares that would be payable, based upon 75% of the June 30, 2008 market price would be approximately 31,007,800 shares.

Midtown Partners & Co. LLC was engaged by the Company as its placement agent for the Preferred Stock Transaction and received cash compensation of $160,000. The placement agent fee was recorded as a deferred financing cost and is being amortized over the five year term of the put options.

On August 22, 2008, the Company entered into an Securities Exchange Agreement with the holders of the Series H Convertible Preferred Shares and Put Options. See Note 18 - Subsequent Events. The effect of this transaction was to fully cancel and redeem the Series H Preferred Stock, certain warrants and the Put Option agreements in exchange for other securities issued.

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

14. COMMON STOCK, STOCK OPTIONS, AND WARRANTS:

Common Stock Transactions:

During the period of February 2008 through June 2008, the Company issued 2,153,597 shares of common stock to an institutional investor as a result of the conversion of principal and interest related to the 8% convertible debentures. These conversions resulted in a reduction of principal in the amount of $1,000,000 and the reduction of accrued interest in the amount of $76,798.

During the months of May and June 2008, the company issued 520,000 shares of common stock to a certain lender in connection with an addendum to the December 2007 convertible term notes.

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

During the year ended June 30, 2008, the Company issued 91,965 shares to members of our Board of Directors for payment of amounts owed for services. The Company recorded an expense of $193,129 based on the fair value of the stock on date of issuance in fiscal 2008.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company issued 1,000,000 shares of common stock to Apro for that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008 and reflected as a liability. The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was $1,052,336. This liability will be re-measured at each period end, until all shares are issued.

During May 2007, the Company issued 100,000 shares of common stock to an officer of the Company as a bonus, resulting in a non-cash compensation charge of $210,000. In addition, the Company approved the issuance of 100,000 shares of common stock to the officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years. The Company has accounted for this additional stock as a liability, under SFAS 123R, in the amount of $68,083 and $37,500 as of June 30, 2008 and 2007, respectively. Compensation expense for these additional shares was approximately $30,500 and $37,500 for the years ended June 30, 2008 and 2007, respectively.

During the period of January through March 2007, the Company issued 2,758,400 shares of common stock from the conversion of 150 shares of Series G preferred stock. At June 30, 2007, no shares of the Series G Preferred stock remained outstanding.

During the year ended June 30, 2007, 4,031 shares of Series F Preferred Stock was converted to 198,470 shares of common stock. At June 30, 2007, no shares of the Series F Preferred stock remained outstanding.

In March, 2007, the Company issued 1,318,088 shares of common stock in connection with the settlement of promissory notes issued to vFinance. This resulted in the full elimination of this debt of approximately $989,000. In connection with this transaction, additional interest expense of $197,700 was recognized in fiscal 2007.

During October 2006, the Company issued 865,000 shares of common stock to a designee of Hyundai Syscomm Corp. See Note 3 for full details of transaction.

During July 2006, the Company issued 25,000 shares of common stock to an officer as a bonus, resulting in a non-cash compensation expense of $61,000 in fiscal 2007.

During fiscal 2007, the Company issued 850,000 shares to CODA as payment of amounts due (See Note 7). In connection with this transaction, CODA assumed certain development and operational obligations of Innalogic, and entered into license agreement for the Innalogic technology. The Company recognized a loss of $811,918 on the transaction, representing the excess fair value of the shares issued as compared to the obligations due CODA during fiscal 2007.

Stock Options:

The Company maintains a qualified stock option plan (the 1999 Plan) for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options. The 1999 Plan is administered by the compensation committee of the Board of Directors which has the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. In no event shall an option expire more than ten years after the date of grant.

The Company accounts for employee stock-based compensation under SFAS 123R, “Share-Based Payment”, which requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statement at their fair values. The expense is being recognized on a straight−line basis over the vesting period of the options. The Company did not record a tax benefit related to the share−based compensation expense since the Company has a full valuation allowance against deferred tax assets.

The stock based compensation expense related to stock options for the years ended June 30, 2008 and 2007 was approximately $486,000, each year. The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the statements of operations. As of June 30, 2008, non-vested compensation cost that has not yet been recognized was approximately $226,000, which is expected to be recognized over a weighted average period of approximately 0.5 years.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock option grants during the fiscal year ended June 30, 2008. The following assumptions were used for grants for fiscal year ended June 30, 2007.

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

The following summarizes the stock option transactions under the 1999 Plan for the two years ended June 30, 2008:

				Aggregate
	Number	Exercise Price	Weighted Average	Intrinsic
	of Shares	Per Share	Exercise Price	Value

Outstanding at June 30, 2006	520,000	$1.50 to $7.00	$2.40	$466,550

Granted	475,000	$1.40 to $1.50	$1.49	$2,500
Exercised	—
Cancelled	10,000	$4.45	$4.45

Outstanding at June 30, 2007	985,000	$1.40 to $7.00	$1.94	4,650

Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2008	985,000	$1.40 to $7.00	$1.94	$-0-

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company. The following summarizes transactions for the two years ended June 30, 2008:

	Number	Exercise Price	Weighted Average	Aggregate
	of Shares	Per Share	Exercise Price	Intrinsic

Outstanding at June 30, 2006	40,000	$1.50 to $4.13	$2.81	$21,700
Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2007	40,000	$1.50 to $4.13	$2.81	$100
Granted	—
Exercised	—
Cancelled	—

Outstanding at June 30, 2008	40,000	$1.50 to $4.13	$2.81	$-0-

As of June 30, 2008, 858,329 options are exercisable, with no aggregate intrinsic value and a weighted average contractual life of 7.0 years. The weighted average exercise price of all outstanding options is $1.98 and the weighted average remaining contractual life is 7.0 years. At June 30, 2008, 140,122 options were available for grant.

Warrants:
The following summarizes the warrant transactions for the two years ended June 30, 2008:

	Number	Exercise
	of Shares	Price

Outstanding at June 30, 2006	2,338,731	$1.00 to $8.25

Granted	7,317,855	$1.00 to $2.00
Exercised	-
Cancelled/ Expired	270,000	$6.00
Outstanding at June 30, 2007	9,386,586	$1.00 to $8.25

Granted	11,341,856	$0.50 to $2.50
Exercised	-
Cancelled/ Expired	30,000	$6.00
Outstanding at June 30, 2008	20,698,442	$0.50 to $8.25

All warrants are currently exercisable.

Warrants issued for various transactions during fiscal 2008 were fair valued, at each warrant issuance, using the Black Scholes model. The following range of key assumptions were used in the Black-Scholes model for the warrants granted for the year ended June 30, 2008:

Expected term (years)	2.50 - 3
Dividend yield	0%
Expected volatility	128% - 136%
Risk-Free interest rate	1.8% - 3.4%
Weighted average fair value	$0.29 - $0.82

In January 2008, the Company issued 5,000,000 five-year warrants with an exercise price of $2.50 in connection with the issuance of the Series H convertible preferred stock. (See Note 13).

In February 2008, 600,000 five-year warrants with an exercise price of $0.50 were issued to former investor relations firms as partial compensation for services performed. A fair market value of $332,421 for these warrants was calculated using the Black-Scholes method and was expensed to investor relations expenses during fiscal 2008.

On May 10, 2007, the Company entered into an agreement with Apro Media, which provides for the issuance of up to 12,750,000 warrants to purchase shares of common stock in exchange for a maximum of $90,000,000 in revenue, which is to be realized by the Company over a maximum period of seven years. The vesting of the warrant will take place based on 300,000 shares for every $1 million in revenue realized by the Company. Such warrants are considered contingent and are not reflected above, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. As of June 30, 2008, no expense has been recognized as none of the contingencies have been met for the warrant based upon the revenue levels to date. However, certain contingencies for issuance of common stock of MSGI have been recognized as of June 30, 2008 (see Note 3).

On February 7, 2007, the Company issued to Hyundai Syscomm Corp. a warrant to purchase a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was to be realized by the Company over a maximum period of four years. The vesting of the warrant will take place quarterly over the four−year period based on 300,000 shares for every $1 million in revenue realized by the Company. The revenue is subject to the sub−contracting agreement between Hyundai and the Company dated October 25, 2006 (See Note 3). Such warrants are considered contingent and are not reflected above, and therefore, the Company will not recognize the accounting impact of these warrants until the vesting event occurs. As of June 30, 2008, no expense has been recognized.

In December 2006, the Company adjusted the exercise price of certain previously issued warrants to certain lenders and placement agents. This adjustment was mandated by certain anti−dilution and exercise price protection provisions in the previously issued warrants agreements. The Company used the Black-Scholes model to value the modification and recorded an expense of $250,000 in fiscal 2007.

15. INCOME TAXES:

Loss before income taxes was from continuing operations and was principally from domestic operations. Income tax expense consists of domestic minimum state franchise and income taxes.

Deferred tax assets are comprised of the following:

	As of June 30,
	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$40,676,558	$42,959,480
Compensation on option grants	1,318,503	1,109,708
Amortization of intangibles	974,138	94,776
Capital loss carryfoward	2,762,739	2,762,739
Other	576,726	119,471
Total deferred tax assets	46,308,664	47,046,174

Deferred tax liabilities:
Discount on convertible notes	(2,579,907)	(3,661,414)
Total deferred tax liabilities	(2,579,907)	(3,661,414)

Valuation allowance	(43,728,757)	(43,384,760)
Net deferred tax assets	$-	$-

The difference between the Company’s U.S. federal statutory rate of 34%, as well as its state and local rate net of federal benefit of 5%, when compared to the effective rate is principally the result of no current domestic income tax as a result of net operating losses and the recording of a full valuation allowance against resultant deferred tax assets which reduces the benefit by 16%. In addition, the expected benefit is reduced 19% by non-deductible interest related to the convertible debt and 3% by other non-deductible expenses.  The recorded income tax expense reflects domestic state income taxes.

The Company has a U.S. federal net operating loss carry forward of approximately $105,000,000 available, which expires from 2012 through 2028. These loss carry forwards are subject to annual limitations under Internal Revenue Code Section 382 and some loss carry forwards are subject to SRLY limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets. Of the net operating loss carry forwards approximately $61,000,000 is the result of deductions related to the exercise of non-qualified stock options in previous years. The realization of the net operating loss carry forwards would result in a credit to equity.

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

The Company believes that there is no significant financial statement impact as a result of FIN 48 for the year ended June 30, 2008. No financial statement benefit has been taken for the Company’s net operating loss carryforwards, so while no study related to Internal Revenue Code Section 382 has been performed with regard to the MSGI’s net operating losses, there would be no financial statement impact regardless of the results of such a study. A formal Section 382 study will be undertaken when the Company expects to begin utilizing its net operating losses.

16. EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:
The Company sponsors a tax deferred retirement savings plan (401(k) plan) which permits eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. There were no employee contributions to the plan or matching contributions made during the fiscal years ended June 30, 2008 or 2007. The plan also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2008 or 2007.

17. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2008:

•	Conversion of $4,571,958 in convertible debt principal and $667,198 of interest into 10,111,129 shares of common stock.

•	Issuance of 1,000,000 shares of common stock to Apro Media Corp pursuant to sub-contractor agreement, with a fair value of $990,000.

•	Issuance of 91,965 shares of common stock to members of the Board of Directors as payment for services, with a fair value of $193,129.

•	Additional debt discount of $1,032,408 related to anti-dilution provision of conversion feature option on Notes.

•	Deferred financing fees and warrant discount related to new term debt, with a value of $182,992

For the year ended June 30, 2007:
•	Liabilities in the amount of $2,758,237 were paid with approximately 150 shares of Series G Preferred Stock.

•
Approximately 150 shares of Series G preferred stock was converted into 2,758,400 shares of common stock. Approximately 4,031 shares of Series F preferred stock was converted into 198,470 shares of common stock.

•
The Company recorded an aggregate discount of $9,396,735 in connection with the 8% and 6% Convertible Notes payable, which represents the beneficial conversion feature and allocation of fair value of the warrants.

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

18. SUBSEQUENT EVENTS:

Securities Exchange Agreement
On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI shall retire all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock (see Note 13) . Enable recently acquired the Series H Preferred Stock, Warrants and Put Options pursuant to a private transaction with third parties.

In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 has been released to MSGI for working capital purposes. The Company has not yet determined any gain or loss in connection with this transaction.

In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries.

Convertible Notes Payable

Subsequent to June 30, 2008, the Company executed a series of Amendments to the Term Notes (see Note 7), which currently extend the notes to a maturity date of December 31, 2008 on three out of four of the Notes. The maturity date of the fourth note is currently September 30, 2008. The Company is currently in discussions with the fourth lender regarding a new addendum to its Note which would revise the maturity date to December 31, 2008. Certain amendments called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share. In addition, other group lenders received shares of common stock of the Company instead of warrants under the Amendments.

Subsequent to the year ended June 30, 2008 and through September 30, 2008, the Company has issued approximately 378,000 additional warrants and 906,571 shares of common stock to these note holders under the terms of the Addendums.

An additional amendment effective October 1, 2008 terminated all warrants to purchase common stock issued under previous addendum agreements and, in their place, issued new warrants and additional shares of common stock. At execution of the October addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at an exercise price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Notes remaining outstanding until December 31, 2008

Apro sub-contract agreement

On August 22, 2008 MSGI negotiated an acceleration of both its sub-contracting agreements with Hyundai and Apro, through Hirsch Capital Corp, the San Francisco based private equity firm operating Hyundai Syscomm and Apro Media. Under the accelerated terms, MSGI would build up to a platform expecting to generate approximately $100 million in expected annual gross revenue supporting several of the largest commercial businesses in Korea (see Daewoo sub-contract below). As part of this expansion MSGI will become the beneficiary of various technology transfers. These new assets are expected to include Hi-Definition Video Surveillance systems, Hi-Definition DVR systems and emerging RFID Technology. Based upon the binding commitment to expand MSGI to a run rate of $100 million in annual gross revenue, Hirsch Capital will have the right to earn shares of MSGI as indicated under the Apro sub-contracting and distribution agreement referenced above.

Daewoo / Hankook relationships

On September 17, 2008, the Company executed a new contract with Hankook Semiconductor, a division of Samsung Electronics, to manufacture and supply advanced technology displays and other electronic products for commercial security purposes for Daewoo International. Under the terms of the new contract, MSGI will subcontract to Hankook the right to manufacture certain Hi-definition display systems, which will be supplied to Daewoo for its existing customers. MSGI has similarly entered into an agreement to supply Daewoo with these products based upon Daewoo specifications from its customers. Under the terms of this new agreement, the company is anticipating annual gross revenue of approximately $100 million, as previously disclosed in the company’s August 22, 2008 announcement above, related to the Apro sub-contract agreement. There have not yet been any business transactions under this new contract, and there can be no assurances that this level of revenues can be attained.

Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A(T) - Controls and Procedures

Disclosure Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) was carried out by us under the supervision and with the participation of our chief executive officer (CEO), and our principal financial officer. Based upon that evaluation, they concluded that as of June 30, 2008, our disclosure controls and procedures were not effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) that such information is accumulated and communicated to management in order to allow timely decisions regarding required disclosure.

On November 12, 2008, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Audit Committee of the Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) summarized as follows:

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

•
Documentation (and retention thereof) of certain transactions was not completed and analyzed on a timely basis, including related party transactions and revenue recognition transactions. Further, the Company should undertake a more diligent process of understanding specific business relationships and milestones required in each transaction with its referral partners and customers to reduce the potential impact of delays in payment and improper recognition of revenue.

•
The Company has not filed or paid amounts due under its payroll and other non-income tax returns and other reporting requirements for the past several years. Further, the Company has made informal, inconsistent and periodic payments to its officers.

•	The Company does not have a procedure to ensure the timely issuance of equity securities upon Board or contractual approval.

•	Material weaknesses identified in the past have not been remediated.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief executive officer and principal financial officer conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified several material weaknesses, which are included in the list above of material weaknesses reported by our independent registered public accounting firm.

Based on its evaluation and due to the material weaknesses noted above, our management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Remediation of Material Weaknesses

The Company intends to take action to hire additional staff, implement stronger financial reporting systems and software and develop the adequate policies and procedures with said enhanced staff to ensure all noted material weaknesses are addressed and resolved. The Company has also retained a third party consulting services to assist in developing and maintaining adequate internal control over financial reporting. However, due to the Company’s cash flow constraints, the timing of implementing the above has not yet been determined.

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B – Other Information

None

PART III

Item 9 – Directors, Executive Officers, Promoters, Control Persons and Corporate Governance: Compliance With Section
16(a) of the Exchange Act

The Company's executive officers and directors and their positions with MSGI are as follows:

Name	Age	Positions and Offices, if any, Held	Director Since
J. Jeremy Barbera	51	Chairman of the Board of Directors and Chief Executive Officer	1996
Richard J. Mitchell, III	49	Chief Accounting Officer, Treasurer and Secretary
Joseph C. Peters	51	President and Director	2004
John T. Gerlach	76	Director	1997
Seymour Jones	77	Director	1996
David C. Stoller	58	Director	2004

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

Mr. Mitchell has been the Company's Chief Accounting Officer and Treasurer since December 2003. Mr. Mitchell was appointed as Secretary by the Board of Directors of the Company in December 2006. Mr. Mitchell has been with the Company since May of 1999, when the former CMG Direct Corp. was acquired from CMGi, Inc. Mr. Mitchell has since served in a variety of positions for MSGI, including VP, Finance and Controller of CMG Direct Corp., VP, Finance for MKTG Services, Inc. and Senior V.P. and General Manager of MKTG Services Boston, Inc. Prior to joining the MSGI team, Mr. Mitchell served as a senior financial consultant to CMGi. During his tenure with CMGi, he participated on the Lycos IPO team, assisting in preparing Lycos for it's highly successful initial offering in April 1996. As a consultant to CMGi, Mr. Mitchell was also involved in corporate accounting and finance, including involvement in the formation of companies such as Navisite and Engage Technologies. In addition, Mr. Mitchell participated in the mergers and acquisition team of SalesLink, a wholly owned subsidiary of CMGi,where he assisted in the post-acquisition financial reporting systems migration and financial management of Pacific Link, a fulfillment operation located in Newark, CA. Mr. Mitchell performed a variety of financial management and accounting functions for Wheelabrator Technologies Inc., a $1.5 billion environmental services company, from 1987 through 1994. Those responsibilities included Northeast Regional Controller for the Wheelabrator Clean Water Corp. division, Corporate Director of Internal Audit and Corporate Accounting Manager. Mr. Mitchell graduated from the University of Massachusetts at Lowell with a Bachelor of Science degree in Accounting.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2008, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2008.

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

Nomination Matters

The Board of Directors does not currently have a nominating committee or a committee performing similar functions. Given the size of the Company and the historic lack of director nominations by stockholders, the Board has determined that no such committee is necessary. Similarly, although the Company’s By-laws contain procedures for stockholder nominations, the Board has determined that adoption of a formal policy regarding the consideration of director candidates recommended by stockholders is not required. The Company intends to review periodically both whether a more formal policy regarding stockholder nominations should be adopted and whether a nominating committee should be established. Until such time as a nominating committee is established, the full Board, which includes two directors employed by the Company and therefore not “independent” under applicable standards, will participate in the consideration of candidates. The Board does not utilize a nominating committee charter when performing the functions of such committee. The procedures for stockholder nominations and the desired qualifications of candidates, among other nominations matters, did not change during the 2008 fiscal year.

Item 10 - Executive Compensation:

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2008 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

	Fiscal
	Year							Non-Equity	Non-qualified
	Ended	Annual	Annual	Stock		Option		Incentive	Deferred	All Other
Name and Principal	June 30,	Salary	Bonus	Awards		Awards		Compensation	Compensation	Compensation		Total
Position
J. Jeremy Barbera (1)	2008	$497,200	—	$30,600	(4)	$185,900	(5)	—	—	—		$713,700
Chairman of the Board and Chief Executive Officer	2007	387,500	—	247,500	(4)	188,800	(5)	—	—	1,162,600	(9)	1,986,400

Joseph Peters (2)	2008	75,000	—	—		86,300	(7)	—	—	—		161,300
President and Director	2007	100,000	—	61,000	(6)	119,600	(7)	—	—	—		280,600

Richard J. Mitchell III (3)	2008	125,000	—	—		74,000	(8)	—	—	—		199,000
Chief Accounting Officer Treasurer and Secretary	2007	125,000	—	—		14,500	(8)	—	—	25,000	(10)	164,500

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

(2) During the fiscal year ended June 30, 2006, Mr. Peters deferred approximately $82,400 of his salary. This deferred salary was paid to Mr. Peters during the fiscal year ended June 30, 2007 by issuance of shares of convertible preferred series G stock. The salary of Mr. Peters has been reduced to $100,000 annually as of December 1, 2006 and has been further reduced to $75,000 annually as of July 1, 2007.

(3) During the fiscal year ended June 30, 2006, Mr. Mitchell deferred approximately $61,100 of his salary. This deferred salary was paid to Mr. Mitchell during the fiscal year ended June 30, 2007 through the issuance of shares of convertible preferred series G stock.

(4) On May 7, 2007, the Board of Directors voted unanimously to authorize the issuance of 300,000 shares of the Company’s common stock to Mr. Barbera as an incentive to retain the services of Mr. Barbera. The shares are to be issued in three equal installments of 100,000 shares each over a period of three years. The first issuance of 100,000 shares occurred on May 7, 2007 and the second issuance of 100,000 shares occurred on May 7, 2008. The shares are valued at each reporting period at the current market price for shares earned to date and once issued, the stock is valued at the current market price on the date of issuance. For fiscal 2007, there were 100,000 shares issued at a value of $2.10 per share and the remaining 200,000 shares not issued were valued at $1.50 for the portion of shares earned at June 30, 2007, resulting in an expense in fiscal 2007 of $247,500. For fiscal 2008, there were 100,000 shares issued at a value of $0.63 per share and the remaining 100,000 shares not issued were valued at $0.43 for the portion of shares earned at June 30, 2008, resulting in an expense in fiscal 2008 of $30,600. The remaining 100,000 shares authorized will be issued to Mr. Barbera on May 7, 2009.

(5) Represents options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The dollar amount presented represents the expense each year as recognized under SFAS 123R. The overall fair value of these shares was $278,000 which is based on a fair value of $1.39 per share. This fair value was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected life of 6 years. The expense is being amortized over a period of 1.5 years, which is the vesting term of the options. None of these options were exercisable at June 30, 2007. Options to purchase 150,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Options were issued on February 7, 2005. The fair value of these shares were $9.25 per share.

(6) In July 2007, the Board of Directors voted unanimously to authorize the issuance of 25,000 shares of the Company’s common stock to Mr. Peters as an incentive to retain the services of Mr. Peters. These shares were issued to Mr. Peters on July 5, 2007. The shares were valued at the current market price of $2.44 resulting in an aggregate value of $61,000.

(7) Represents the expense for each fiscal year under SFAS 123R for options currently vesting for Mr. Peters. Includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The overall fair value of these shares was $69,500 which is based on a fair value of $1.39 per share that was estimated using the Black Scholes option pricing model. These options vest over 1.5 years. Also includes options to purchase 80,000 shares of the Company’s common stock at an exercise price of $7.00 per share. Options were issued on March 1, 2005 and expire 10 years for the date of issuance. The overall fair value of these shares was approximately $538,200 which is based on a fair value of $6.73 per share that was estimated using the Black Scholes option pricing model. These options vest over three years and were fully vested in fiscal 2008.

(8) Represents options to purchase 25,000 shares of the Company’s common stock at $1.40 per share, 50,000 shares at $1.50 per share and 7,500 shares at $1.50 per share. Options were issued on May 7, 2007, June 29, 2007 and February 7, 2005, respectively, and expire 10 years from the dates of issuance. The dollar amount presented represents the expense for each fiscal year under SFAS 123R for options currently vesting. The fair value of the May 7 grant was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 140.9%, risk-free interest rate of 4.75% and an expected life of 6 years. The fair value of the June 29 grant was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected life of 6 years.

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

There were no options granted in the fiscal year 2008. There were 475,000 options granted during the fiscal year ended June 30, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised options, unvested stock and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year 2008:

	Option Awards						Stock Awards
Name	Number of		Number of		Equity	Option	Option	Number of		Market		Equity	Equity
	Securities		Securities		Incentive	Exercise	Expiration	Shares		Value of		Incentive	Incentive
	Underlying		Underlying		Plan	Price	Date	or Units		Shares or		Plan Awards:	Plan
	Unexercised		Unexercised		Awards	($)		of Stock		Units of		Number of	Awards:
	Options (#)		Options (#)		Number of			That Have		Stock That		Unearned	Market or
	Exercisable		Unexercisable		Securites			Not Vested		Have Not		Shares,	Payout Value
					Underlying			(#)		Vested		Units or	of Unearned
					Unexercised					($)		Other Rights	Shares, Units
					Unearned							That Have	or Other
					Options (#)							Not Vested	Have Not
												($)	Rights That
													Vested ($)
J. Barbera	100,000	(1)	—		—	1.50	3/24/14	—		—		—	—
	200,000	(2)	—		—	1.50	3/24/14	—		—		—	—
	133,333	(3)	66,667	(3)	—	1.50	6/29/17	100,000	(10)	43,000	(11)	—	—

J. Peters	20,000	(4)	—		—	4.13	4/03/14	—		—		—	—
	80,000	(5)	—		—	7.00	3/1/15	—		—		—	—
	33,333	(6)	16,667	(6)	—	1.50	6/29/17	—		—		—	—

R. Mitchell	10,000	(7)	—		—	1.50	3/24/14	—		—		—	—
	8,333	(8)	16,667	(8)	—	1.40	5/07/17	—		—		—	—
	33,333	(9)	16,667	(9)	—	1.50	6/29/17	—		—		—	—

(1)	Represents grant of options to purchase 100,000 shares of common stock at $1.50 per share, vested immediately, with a term of 10 years.
(2)	Represents a grant of options to purchase 200,000 shares of common stock at $1.50 per share, vested over three years on each anniversary date of the grant, with a term of 10 years.
(3)	Represents a grant of 200,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.
(4)	Represents grant of options to purchase 20,000 shares of common stock at $4.13 per share, vested over three years on each anniversary date with a term of 10 years.
(5)	Represents grant of options to purchase 80,000 shares of common stock at $7.00 per share, vested over three years on each anniversary date with a term of 10 years.
(6)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years
(7)	Represents a grant of 10,000 options to purchase common stock at $1.50 per shares, vested over three years on each anniversary date with a term of 10 years.
(8)	Represents a grant of 25,000 options to purchase common stock at $1.40 per shares, vested over three years on each anniversary date of the grant, with a term of 10 years.
(9)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.
(10)
Represents remaining shares to be issued from a grant of 300,000 shares total, authorized by unanimous vote of the Board of Directors on May 7, 2007, to be issued in equal installments of 100,000 on each of the follow two anniversary dates of the grant.

(11)	Represents the fair value of the remaining 100,000 shares to be issued at the closing price of $0.43 on June 30, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuances under equity compensation plans

Equity compensation plans approved by security holders
1999 Stock Option Plan (1)	985,000	$1.94	140,122
Executive Options (1)	40,000	$2.81	—

Equity compensation plans not approved by security holders	—	—	—

Total	1,025,000	$1.97	140,122

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

The following table sets forth certain information regarding all compensation earned by directors for the Company’s 2008 fiscal year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

J. Gerlach	$15,000	(1)	—	$46,500	(2)	—	—	—	$61,500

S. Jones	$13,000	(1)	—	46,500	(2)	—	—	—	$59,500

D. Stoller	$13,000	(1)	—	46,500	(2)	—	—	—	$59,500

(1)
Represents compensation of an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee.

(2)
Represents the expense for the fiscal year under SFAS 123R for options currently vesting. Includes options to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The overall fair value of these shares was $69,500 which is based on a fair value of $1.39 per share that was estimated using the Black Scholes option pricing model. These options vest over 1.5 years.

Employment Contracts and Termination of Employment

The Company had entered into employment agreements with only one of its Named Executive Officers.

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of the Company by the Board, effective March 31, 1997. Mr. Barbera had previously also served as President and CEO of MSGI Direct. Mr. Barbera current employment agreement is effective January 1, 2005 for a three-year-term expiring December 31, 2008. The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera is eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. Mr. Barbera reduced his salary to $350,000 from January 1, 2005 through March 2007. In April 2007, Mr. Barbera’s annual salary was returned to the contractually obligated level of $500,000. On June 29, 2007, Mr. Barbera was granted stock options to purchase 200,000 shares of Common Stock of the company at $1.50 per share. These options vest in equal installments over an 18 month period beginning one month from the date of issuance. If Mr. Barbera is terminated without cause (as defined in the agreement), then the Company shall pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable.

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

Respectively submitted,
COMPENSATION COMMITTEE
John T. Gerlach

Item 11. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters and Change in Control Arrangements

Common Stock - Five Percent Holders

The following tab le sets forth, as of September 30, 2008, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class

Common	LC Capital Master Fund	1,700,000	7.41%

Common	Leon Frenkel	1,695,000	7.39%

(1) Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of September 30, 2008 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.

Common Stock - Management

The following table sets forth, as of September 30, 2008, certain information certain information concerning the ownership of the Company’s common stock of each (i) director, (ii) nominee, (iii) executive officers and former executive officers named in the Summary Compensation Table and referred to as the “Named Executive Officers,” and (iv) all current directors and executive officers of the Company as a group.

Title Class	Name and Address of Beneficial Owner	Beneficial Ownership of (1)	Percent of Class

Common	J. Jeremy Barbera (2)	1,300,000	5.7%
	575 Madison Ave
	New York, NY 10022

Common	Seymour Jones (3)	144,221	*
	575 Madison Ave
	New York, NY 10022

Common	John Gerlach (4)	145,395	*
	575 Madison Ave
	New York, NY 10022

Common	David Stoller (5)	101,250	*
	575 Madison Ave
	New York, NY 10022

Common	Joseph Peters (6)	327,400	1.4%
	575 Madison Ave
	New York, NY 10022

Common	Richard Mitchell (7)	169,200	*
	575 Madison Ave
	New York, NY 10022

All Directors and Named Executive Officers reported as a group		2,187,466	9.5%

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

(2)
Includes (i) 415,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 200,000 issued as retention incentive, (iii) 185,000 shares previously owned and purchased on the open market and (iv) 500,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 466,666 are exercisable at September 30, 2008.

(3)
Includes (i) 5,292 shares previously owned and purchased on the open market, (ii) 28,929 shares issued to director as compensation and (ii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 101,667 are exercisable at September 30, 2008.

(4)
Includes (i) 3,609 shares previously owned and purchased on the open market (ii) 31,786 shares issued to director as compensation and (iii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 101,667 are exercisable at September 30, 2008.

(5)	Includes (i) 31,250 shares issued to director as compensation and (ii) 70,000 options to purchase shares of common stock, 61,667 are exercisable at September 30, 2008.
(6)
Includes (i) 143,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 25,000 issued as retention incentive, (iii) 9,400 shares previously owned and purchased on the open market and (iv) 150,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 141,667 are exercisable at September 30, 2008.

(7)
Includes (i) 84,200 issued upon conversion of Series G Convertible Preferred Shares and (ii) 85,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 60,000 are exercisable at September 30, 2008.

Item 12 - Certain Relationships and Related Transactions, and Director Independence

Transactions with Mr. Barbera, Chief Executive Officer and Chairman of the Board of Directors: During the year ended June 30, 2002, the Company advanced $1,000,000 pursuant to a promissory note receivable to Mr. Barbera due and payable to the Company at maturity, October 15, 2006. The note was entered into as an inducement to the continued employment of Mr. Barbera and to provide additional security in the event of a change in control. Accordingly, the note will be forgiven in the event of a change in control. As of June 30, 2006, interest due of approximately $162,600 was in arrears. Since collectibility of the note receivable was uncertain, the Company had provided for the loss of the note receivable during the year ended June 30, 2006. The collection of this note by its October 15, 2006 due date did not occur. The Board of Directors of the Company subsequently elected to forgive such note receivable at that point during fiscal 2007.

Relationships with Hyundai Syscomm Corp. and Apro Media Corp. :

Hyundai
The Company’s relationship with Hyundai Syscomm Corp. (Hyundai) began in September 2006 when the Company entered into a License Agreement with Hyundai in consideration of a one-time $500,000 fee. Under the agreement, MSGI granted to Hyundai a non-exclusive worldwide perpetual unlimited source, development and support license, for the use of the technology developed and owned by MSGI’s majority-owned subsidiary, Innalogic, LLC.

In October 2006, the Company entered into a Subscription Agreement with Hyundai for the issuance of 900,000 shares of the Company's common stock, in connection with the receipt of the $500,000 received for the License Agreement above, subject to certain terms and conditions set forth in the Subscription Agreement. The Company issued 865,000 shares of common stock at the initial closing of the transaction, and the remaining 35,000 shares of common stock remain to be issued.

In October 2006, the Company also entered into a Sub-Contracting Agreement with Hyundai. The Sub-Contracting Agreement allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company's products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 vesting shares for every $1,000,000 in revenue realized by the Company. The revenue is subject to the sub-contracting agreement between Hyundai and the Company noted above.

There have been no business transactions under the Sub-Contract or License agreement as of June 30, 2008 or to date and the Company currently is not anticipating any in the near future.

Apro
On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (Apro or “Apro Media”) for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor. Under the terms of contract, MSGI acquires components from Korea and delivers fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement.  MSGI is to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro will provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai agreements to acquire common stock of MSGI. The contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media, which was made on May 31, 2007, for the proprietary system development requirements of a Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro pursuant to this agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008 and has been reflected as a liability in our consolidated balance sheet. The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was approximately $1.0 million. This liability will be re-measured at each period end, until all shares are issued.

The Company had additional shipments and corresponding billings to clients in the aggregate of approximately $1.6 million resulting from activities under the Apro sub-contract agreement during the fiscal year ended June 30, 2008. These shipments have not been reported as revenue during the fiscal year ended June 30, 2008 due to issues surrounding collectibility of payment and other factors and therefore, these transactions did not meet the criteria for revenue recognition as of June 30, 2008. In addition, the billings have been reversed and are not reflected as of June 30, 2008. These shipments will be recognized as revenue if the payments are received, and therefore all the revenue recognition criteria is fully met. Inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

In addition, the Company had additional shipments and corresponding billings to clients of approximately $4.9 million during the year ended June 30, 2008, that was not directly attributable to the Apro sub-contract, but was as a result of direct and indirect referrals from Apro and entities related to Apro. These shipments will also be recognized as revenue, as well as billings reflected as an asset, if the payments are received. Inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Subsequent to the year ended June 30, 2008, the Company negotiated an acceleration to the sub-contract agreements with Hirsch Capital Corp., the private equity firm operating both Hyundai and Apro. Under the accelerated terms, the Company expects to increase its business with Apro by supporting several of the largest commercial businesses in Korea with products and services. The Company also expects that this renewed relationship will bring additional sales to a certain Fortune 100 defense contractor as well. As part of this business expansion, the Company expects to become the beneficiary of various technology transfers including, but not limited to, Hi-Definition video surveillance systems, Hi-Definition digital video recording devices and emerging RFID technology. There was no revenue report under this contract in fiscal 2008.

Relationship with Coda Octopus Group, Inc.:

On April 1, 2007 the Company, through its majority-owned subsidiary Innalogic, entered into a non-exclusive License Agreement with the Coda Octopus Group, Inc.. This agreement allows for CODA to market the Innalogic, LLC “SafetyWatch” technology to its client base, sub-license the Technology to its customers and distributors, use the Technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of the Technology as it sees fit. In return, CODA will pay a 20% royalty to MSGI from the sale of the Technology to its customers, and further CODA has assumed certain development and operational activities of Innalogic in connection with this transaction. During 2007, the Company issued 850,000 unregistered common shares to CODA as payment of amounts due to CODA for advancing funds to us.

The Company has recognized $100,000 in revenues during each of the years ended June 30, 2008 and 2007 as a result of this license agreement.

Item 13. Exhibits

(a)(1) Financial statements - see "Index to Financial Statements" on page 28.

(3) Exhibits:

2.1	Amended and Restated Limited Liability Company Agreement, dated as of August 18, 2004, Incorporated by reference to Exhibit No. 2.1of the Company's Current Report on Form 8-K, filed September 2, 2004
2.2	Investment Agreement, dated as of August 18, 2004, Incorporated by reference to Exhibit No. 2.2 of the Company's Current Report on Form 8-K, filed September 2,
2.3	Subscription Agreement, dated December 1, 2004, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed December 7, 2004
2.4	Subscription Agreement, dated January 3, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed January 7, 2005
2.5	Restructuring and Subscription Agreement, dated as of May 16, 2005, Incorporated by reference to Exhibit No 2.1 of the Company's Current Report on Form 8-K, filed May 20, 2005
2.6	Stock Purchase Agreement, dated as of June 1, 2005, Incorporated by reference to Exhibit No. 2.1 of the
Company's Current Report on Form 8-K, filed June 7, 2005
2.7	Stock Purchase Agreement dated as of July 1, 2005, Incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K, filed July 7, 2005
3.1	Amended and Restated Articles of Incorporation, incorporated herein by reference to the Company's Report on Form 8-K dated April 25, 1995
3.2	Certificate of Amendment to the Amended and Restated Articles of Incorporation of the Company, incorporated by reference to the Company's Report on Form 10K- for the fiscal year ended June 30, 2001

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

3.8	Certificate of Amendment of Articles of Incorporation for change of name to MKTG Services, included in the Company's Report on Form 10K- for the fiscal year ended June 30, 2004
4.1	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed January 5, 2005
4.2	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed November 16, 2004
4.3	Form of Investors' Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed November 16, 2004
4.4	Form of Investors’ Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed January 5, 2005
4.5	Form of Agent's Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed November 16, 2004
4.6	Form of Agent’s Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed January 5, 2005
4.7	Form of Securities Purchase Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed July 9, 2005
4.8	Form of Callable Secured Convertible Note, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed September 9, 2005
4.9	Form of Securities Purchase Warrant, Incorporated by reference to Exhibit No. 4.3 of the Company's Current Report on Form 8-K, filed August 9, 2005
4.10	Registration Rights Agreement, Incorporated by reference to Exhibit No. 4.4 of the Company's Current Report on Form 8-K, filed August 9, 2005
4.11	Security Agreement, Incorporated by reference to Exhibit No. 4.5 of the Company's Current Report on Form 8-K, filed August 31, 2005
4.12	Form of Agent's Warrant, Incorporated by reference to Exhibit No. 4.6 of the Company's Current Report on Form 8-K, filed August 31, 2005
4.13	Form of Agreement to Issue Additional Company Interests, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed September 7, 2005
4.14	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K filed July 7, 2006
4.15	Form of Subscription Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K filed October 25, 2006
4.16	Form of Sub-Contracting Agreement, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed October 31, 2006
4.17	Form of Callable Secured Convertible Note, Incorporated by reference to Exhibit No. 4.1 of the Company's Current Report on Form 8-K, filed December 18, 2006
4.18	Form of Stock Purchase Warrant, Incorporated by reference to Exhibit No. 4.2 of the Company's Current Report on Form 8-K, filed December 18, 2006
10.1	J. Jeremy Barbera Employment Agreement, incorporated by reference to the Company's Report on Form 10-K for the fiscal year ended June 30, 2000
10.2	Form of Bridge Loan Agreement, Incorporated by reference to Exhibit No. 10.1 of the Company's Current Report on Form 8-K, filed February 27, 2006
10.3	Form of Promissory Note, Incorporated by reference to Exhibit No. 10.2 of the Company's Current Report on Form 8-K, filed February 27, 2006

10.4	Form of Warrant, Incorporated by reference to Exhibit No. 10.3 of the Company's Current Report on Form 8-K, filed February 27, 2006
10.5	Form of Registration Rights Agreement, Incorporated by reference to Exhibit No. 10.4 of the Company's Current Report on Form 8-K, filed February 27, 2006
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

21	List of Company's subsidiaries
23.1	Consent of Amper, Politziner & Mattia, LLP
31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principle Accountant Fees and Services

The aggregate fees billed by Amper, Politziner & Mattia, LLP independent accountants, for professional services rendered to MSGI Security Solutions, Inc during the fiscal years ended June 30, 2008 and 2007 were comprised of the following:

	Fiscal Year	Fiscal Year
	2008	2007
Audit Fees	$289,400	$281,200
Tax Fees	3,225	30,900
All other Fees	—	—
Total Fees	$292,625	$312,100

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

The Company's Audit Committee pre-approves all services provided by Amper, Politziner & Mattia, LLP

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chief Executive Officer

By:	/s/ Richard J. Michell, III
Richard J. Mitchell III
Chief Accounting Officer and Principle Financial Officer

Date: November 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive	November 14, 2008
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/ John T. Gerlach	Director	November 14, 2008
John T. Gerlach

/s/ Seymour Jones	Director	November 14, 2008
Seymour Jones

/s/ Joseph Peters	Director	November 14, 2008
Joseph Peters

/s/ David Stoller	Director	November 14, 2008
David Stoller