Form 10-Q
period 2008-09-30
MSGI SECURITY SOLUTIONS, INC
filed 2008-11-24
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR
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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State number of shares outstanding of each of the issuer’s classes of common equity as of the latest practical date:

As of October 31, 2008 there were 23,427,690 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT

SEPTEMBER 30, 2008

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended September 30, 2008	5

	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22-29

Item 4.	Controls and Procedures.	30

PART II- OTHER INFORMATION

Item 6.	Exhibits	31

SIGNATURES		32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	June 30, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$72,477	$150,624
Restricted cash	-	1,800,000
Accounts receivable, net of allowances of $60,000 for each period	-	128,000
Costs of products shipped to customers for which revenue has not been recognized (see Note 2)	4,066,646	4,066,646
Other current assets	8,000	-

Total current assets	4,147,123	6,145,270

Investments in Current Technology Corporation	2,000,000	2,000,000
Property and equipment, net	28,878	30,946
Other assets, principally deferred financing costs, net	616,038	894,006

Total assets	$6,792,039	$9,070,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable-trade	2,520,561	2,572,471
Convertible term notes payable	2,860,000	2,860,000
Accrued expenses and other current liabilities	2,905,718	2,755,588
Advances from strategic partner - Apro	200,000	200,000
Accrued liability for put options	-	6,550,000

Total current liabilities	8,486,279	14,938,059

8% Callable convertible notes payable, net of discount of $3,999,737 and $3,999,938, respectively	4,000,263	62
6% Callable convertible notes payable, net of discount of $1,999,320 and $1,999,845, respectively	680	155

Total long-term liabilities	4,000,943	217

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 0 shares at September 30, 2008 and 5,000,000 shares at June 30, 2008 of Series H issued and outstanding	-	50,000
Common stock - $.01 par value; 100,000,000 shares authorized; 22,977,352 and 22,348,781 shares issued; 22,959,690 and 22,331,119 shares outstanding as of September 30, 2008 and June 30, 2008, respectively	229,773	223,487
Additional paid-in capital	271,856,590	271,243,011
Accumulated deficit	(276,387,836)	(275,990,842)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity (deficit)	(5,695,183)	(5,868,054)
Total liabilities and stockholders’ equity (deficit)	$6,792,039	$9,070,222

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2008.

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)
	2008	2007
Product revenues - Apro	$-	$3,816,560
Referral fee revenues	-	100,000
Total revenue	-	3,916,560

Cost of goods sold	-	2,844,327

Gross Profit	-	1,072,233
Operating costs and expenses:
Salaries, benefits and payroll taxes	375,447	369,653
Selling, general and administrative (including non-cash expense (credit) for shares to be issued to Apro Media of ($26,094) and $1,239,565 for 2008 and 2007, respectively)	610,014	1,772,599
Depreciation and amortization	3,927	15,740

Total operating costs and expenses	989,388	2,157,992
Loss from operations	(989,388)	(1,085,759)
Other income (expense):
Interest expense	(970,730)	(1,410,493)
Non-cash expense for revaluation of put options to fair value	(150,000)	-
Gain on securities exchange agreement	1,700,000	-
Interest income	13,124	-

Total other income (expense)	592,394	(1,410,493)

Net loss before provision for income taxes	(396,994)	(2,496,252)

Provision for income taxes	-	3,000

Net loss	$(396,994)	$(2,499,252)

Basic and diluted loss per share:	(0.02)	(0.23)

Weighted average common shares outstanding
basic and diluted	22,618,386	11,019,563

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008
(Unaudited)

	Preferred Stock		Common Stock				Treasury Stock
					Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2008	5,000,000	$50,000	22,348,781	$223,487	$271,243,011	$(275,990,842)	(17,662)	$(1,393,710)	$(5,868,054)

Exchange of preferred stock for debt in Securities Exchange Agreement	(5,000,000)	(50,000)			50,000				—

Non-cash compensation expenses					107,995				107,995

Issuance of shares of common stock to officer as a bonus			100,000	1,000	62,000				63,000

Issuance of shares of common stock under Addendum to term notes payable			528,571	5,286	198,857				204,143

Fair value of 715,283 warrants issued under Addendums to term notes payable					194,727				194,727

Net loss for the three months ended September 30, 2008						(396,994)			(396,994)
	-	$-	22,977,352	$229,773	$271,856,590	$(276,387,836)	(17,662)	$(1,393,710)	$(5,695,183)

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2008	2007

Operating activities:
Net loss	$(396,994)	$(2,499,252)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,928	15,740
Gain on securities exchange agreement	(1,700,000)	-
Amortization of deferred financing costs	297,968	118,037
Non-cash compensation expense	119,578	157,062
Non-cash expense for put option revaluation to fair value	150,000	-
Non-cash interest expense	399,596	1,104,024
Non-cash expense (credit) for shares to be issued to Apro	(26,094)	1,236,565
Changes in assets and liabilities:
Accounts receivable	128,000	(3,916,560)
Inventory	-	1,061,800
Other current assets	(8,000)	1,250
Other assets	-	(19,750)
Accounts payable - trade	(51,910)	1,475,579
Accrued expenses and other liabilities	207,641	(189,069)
Net cash used in operating activities	(876,287)	(1,454,574)
Investing activities:
Purchases of property and equipment	(1,860)	(5,892)
Net cash used in investing activities	(1,860)	(5,892)
Financing activities:
Release of restricted cash to Company	1,800,000	-
Cash paid from restricted stock in Securities Exchange Agreement	(1,000,000)	-
Net cash provided by financing activities	800,000	-
Net decrease in cash	(78,147)	(1,460,466)
Cash at beginning of period	150,624	2,463,691
Cash at end of period	72,477	$1,003,225

Non-cash Transactions:
Deferred financing charges accrued in connection with Securities Exchange Agreement	$20,000	—
Conversion of $809,544 in convertible debt principal to 1,257,332 shares of common stock	—	809,544

See Notes to Condensed Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA) and Innalogic, LLC (Innalogic) (in combination MSGI or the Company). These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2008 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

Liquidity and Capital Resources:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At September 30, 2008, the Company had approximately $72,000 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $1,900,000 are due December 31, 2008, and one promissory note in the amount of $960,000 is technically in arrears although we are attempting to negotiate an amendment. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai, Apro and others. Further, there can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Summary of significant recent financing transactions:
On August 22, 2008, the Company entered into an Exchange Agreement with Enable Growth Partners, LP (“Enable”), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred, warrants issued in connection with the preferred stock, exercisable for 5,000,000 shares of common stock of MSGI and put options exercisable for 5,000,000 shares of common stock of MSGI. Enable recently acquired the Series H Preferred, Warrants and Options pursuant to a private transaction with third parties.

In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The Redemption Payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 has been released to MSGI for working capital purposes (See Note 3).

The transactions described below were entered into after September 30, 2008, and will impact our liquidity:

Effective October 1, 2008, the Company entered into addendum agreements to certain term notes payable with three out of four lenders, which terminated all warrants to purchase common stock issued under previous addendum agreements and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at a price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these notes remain outstanding until December 31, 2008. The Company is currently involved in discussions with the fourth lender with regard to a new addendum to the fourth note, which has a current maturity date of September 30, 2008 however, there can be no assurance of a successful consummation.

On October 24, 2008 the Company received an irrevocable commercial letter of credit from Shinhan Bank Seoul Korea in conjunction with Wells Fargo Bank, NA. The letter of credit was in the amount of $920,000 for the purpose of acquiring hardware and inventory required in order to fulfill specific purchase orders from clients. This letter of credit expires December 15, 2008. A second irrevocable letter of credit for approximately $3.0 million has been approved and is in the process of execution by Shinhan Bank Seoul Korea.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are contained in the June 30, 2008 Form 10-KSB. The following are the more significant policies.

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

The majority of our revenues are derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of September 30, 2008.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date in fiscal 2009 due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. Through September 30, 2008, these factors have not been met. These transactions will be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Costs of product shipped to customers for which revenue has not been recognized

As of September 30, 2008, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 or to date in fiscal 2009. The Company has also recorded a reserve against these product costs in the amount of approximately $1.4 million. This reserve estimates the potential costs that may be unrecoverable. The remaining product costs will be recognized as costs of goods sold by the Company at such time as the associated revenues are recognized upon completion of all the revenue recognition criteria, which is expected to be upon receipt of payment from the customers, or when product is returned or these product costs are considered unrealizable and are written off.

Accounts receivable and allowance for doubtful accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At September 30, 2008 and June 30, 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA (see Note 10).

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at September 30, 2008 and June 30, 2008.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at September 30, 2008 and June 30, 2008.

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 22,438,725 and 10,381,586 shares for the periods ended September 30, 2008 and 2007, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable,” and do not include any securities under the convertible debt or put option agreement as the impact would be anti-dilutive.

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

 Summary of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, (SFAS 159) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not elected to fair value its financial assets and liabilities under SFAS No. 159 and therefore the application of this statement has not had a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. We are currently evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

3. SECURITIES EXCHANGE TRANSACTION

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock, which had a fair value of $6,700,000 on August 22, 2008 (see Note 8). Enable recently acquired the Series H Preferred Stock, Warrants and Put Options pursuant to a private transaction with third parties. In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000 (see Note 5), a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 has been released to MSGI for working capital purposes. In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries. The net effect of this transaction resulted in a gain of $1,700,000.

4. INVESTMENTS

Current Technology Corporation
The Company currently has a $2 million investment in Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The Company owns 20 million shares of the common stock of Current Technology, which represents approximately 15% ownership of their outstanding common stock. The Company recorded the investment on a cost method of accounting.

In addition, the Company held 20 million warrants to purchase additional shares of common stock with an exercise price of $0.15 per share. In August 2008, MSGI entered into a Securities Exchange Agreement with holders of the Company’s Series H Preferred stock and other instruments. In connection with this exchange, the 20 million warrants to purchase additional shares of common stock of Current Technology were assigned to the parties to this agreement. See Note 3.

In addition, as part of this investment transaction, Current Technology will outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 59% ownership interest). No transactions between MSGI and Celevoke have occurred during the three months ended September 30, 2008 or to date.

5. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of September 30, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at September 30, 2008, net of discount	Carrying Amount at June 30, 2008, net of discount
8% Debentures	May 21, 2010	$4,000,000	$3,999,737	$263	$62
8% Notes	May 21, 2010	4,000,000	—	4,000,000	—
Total				$4,000,263	$62

8% Notes
On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI (See Note 3). In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Notes are not due until the maturity date. The investors can convert the principal amount of the 8% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Notes is currently at $0.50.

Total interest expense, including debt discount amortization, for the three months ended September 30, 2008 and 2007 in connection with this note was approximately $34,000 and $0, respectively.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008, There were no conversions during the period ended September 30, 2008.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Debentures are not due until the maturity date. The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Debentures is currently at $0.50.

In connection with this debt, the note holders have warrants for the purchase of up to 7,142,852 of common stock, exercisable over a five year period at an exercise price of $0.50.

In fiscal 2008, the Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.

The 8% Debentures and the Warrants have anti-dilution protections. The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

Total interest expense, including debt discount amortization, for the three months ended September 30, 2008 and 2007 in connection with this note was approximately $143,000 and $592,000, respectively.

6. 6% CALLABLE CONVERTIBLE NOTES PAYABLE

Instrument	Maturity	Face Amount	Discount	Carrying Amount at September 30, 2008, net of discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	December 13, 2009	$1,000,000	$999,533	$467	$100
6% April Notes	April 4, 2010	1,000,000	999,787	213	55
Total				$680	$155

The 6% Callable Convertible Notes Payable consist of the following as of September 30, 2008:

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008, There were no conversions during the period ended September 30, 2008.

The 6% Notes have a single balloon payment of $2,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is $0.50. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $0.50 per share.

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2008 and 2007 in connection with this note was approximately $31,000 and $227,000, respectively.

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

The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 4, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% April Notes is $0.50.

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2008 and 2007 in connection with this note was approximately $28,000 and $111,000, respectively.

7. OTHER NOTES PAYABLE AND ADVANCES

Other Notes Payable consists of the following as of September 30, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at September 30, 2008 and June 30, 2008, net of discount
Convertible Term Notes – short term	September 30, 2008	$960,000	$-	$960,000
Convertible Term Notes – short term	December 31, 2008	1,900,000	-	1,900,000
Total				$2,860,000

Convertible Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to their current maturity date of December 31, 2008, except for one note, which has a maturity date of September 30, 2008. The Company has not repaid the note due on September 30, 2008 and is currently in default. See the discussion below.

Warrants to purchase up to an aggregate of 100,000 shares of common stock of the Company were issued to the lenders in conjunction with these notes. The warrants have a term of 5 years and carry an exercise price of $1.38 per share. The Company allocated the aggregate proceeds of the term notes payable between the warrants and the Notes based on their fair values, which resulted in a discount of $80,208, which has been fully amortized in fiscal 2008.

Between April 30, 2008 and October 1, 2008, the Company executed a series of Amendments to the Term Notes, which extended the payment terms for the term notes through December 31, 2008, except for one note which still has a September 30, 2008 maturity date. Due to the default event, commencing on April 15, 2008, the interest rate is now at the default interest rate of 18%. Also, the holders now have the right to convert the note at a rate of $0.51 per share.

In addition, the terms of certain of the Amendments to the Loan Agreements called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share. As of June 30, 2008, a total of 284,717 warrants were issued to the note holders, 33,218 warrants with an exercise price at $0.60 per share and the remaining at an exercise price of $0.50 per share.

During the three months ended September 30, 2008, a total of 715,283 additional warrants were issued to the note holders, all with an exercise price of $0.50. The warrants were fair valued, at each warrant issuance, using the Black Scholes model and were determined to have a fair value of $194,727, which was recorded as additional interest expense on the note during the three months ended September 30, 2008. The following assumptions were used in the Black-Scholes model for the warrants for the period ended September 30, 2008:

Expected term (years)	3
Dividend yield	0%
Expected volatility	135% - 142%
Risk-Free interest rate	2.12% - 3.05%
Weighted average fair value	$0.27

In addition, other group lenders received shares of common stock of the Company instead of warrants under the Amendments. During the three months ended September 30, 2008, a total of 528,571 shares of common stock were issued, which were determined to have a fair value of approximately $204,100 based upon the fair market value of the common stock on each date issued. This was reflected as an additional charge to interest expense for the three months ended September 30, 2008.

Effective October 1, 2008, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes, which terminated all warrants to purchase common stock issued under previous addendum agreements, which aggregated 1,000,000 warrants issued under those previous addendum agreements, and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at an exercise price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Notes remaining outstanding until December 31, 2008. The Company has not yet determined the additional interest expense impact of this amendment to financial statements for the three months ended December 31, 2008. The Company is currently involved in discussions with the fourth lender regarding a new addendum to its Note, which currently had a maturity date of September 30, 2008 however there can be no assurance of successful consummation.

Total interest expense, including the warrants and stock issued above, was approximately $527,000 and $0 for the three months ended September 30, 2008 and 2007, respectively.

Advances from Strategic Partner - Apro Media

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which has not yet occurred.

8. STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

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

There were no stock options granted during the three months ended September 30, 2008 or 2007. As of September 30, 2008, 1,025,000 options are outstanding, of which 933,333 options are exercisable. The stock based compensation expense related to stock options for the three months ended September 30, 2008 and 2007 was approximately $108,000 and $127,100, respectively. As of September 30, 2008, there is no intrinsic value for these outstanding options. The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the statements of operations. As of September 30, 2008, non-vested compensation cost that has not yet been recognized was approximately $118,100, which is expected to be recognized over a weighted average period of approximately 0.5 years.

During fiscal 2007, the Company had approved the issuance of 100,000 shares of common stock to an officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years. The Company has accounted for this additional stock award as a liability, under SFAS 123R, which had a value of $16,700 as of September 30, 2008 which is for the last 100,000 shares to be awarded. The Company recorded an expense of approximately $11,600 and $30,000 for the three months ended September 30, 2008 and 2007, respectively.

Warrants:
As of September 30, 2008, the Company has 21,413,725 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.50 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the three months ended September 30, 2008, the Company issued 715,283 five-year warrants were issued to certain lenders in relationship to the addendum agreements (see Note 7). These warrants carry an exercise price of $0.50. A fair market value of $194,727 for these warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended September 30, 2008.

Common Stock Transactions:
During the period ended September 30, 2008, the Company issued 100,000 shares of common stock to an officer of the Company as a bonus, resulting in a non-cash compensation charge of $63,000. This compensation charge was fully accrued for in fiscal 2008, so there was no impact to the current period. In addition, the Company had previously approved the issuance of 100,000 shares of common stock to the officer, which are due to the officer in May 2009. The Company has accounted for this additional stock as a liability, under SFAS 123R, in the amount of $16,667 as of September 30, 2008.

During the period ended September 30, 2008, the Company issued 528,571 shares of its common stock to a certain private institutional lender with relation to a series of addendums executed to that lender’s short term loan agreement. The shares carried a fair market value of $204,143 and this amount was expensed as additional non-cash interest during the period.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of September 30, 2008 and June 30, 2008 consist of the following:

	September 30, 2008	June 30, 2008
Salaries and benefits	$37,140	$136,487
Payroll taxes and penalties	1,401,158	1,341,746
Fair value of shares to be issued to Apro	36,242	62,336
Audit and tax preparation fees	214,755	280,352
Interest	989,689	716,857
Taxes	32,907	32,907
Board fees	60,246	52,996
Other	133,581	131,907
Total	$2,905,718	$2,755,588

The Company has not filed or paid payroll taxes during fiscal 2007, 2008 or 2009 to date.

10. CERTAIN KEY RELATIONSHIPS

Relationship with Hyundai Syscomm Corp.

Beginning September 11, 2006, the Company entered into several Agreements with Hyundai Syscomm Corp. (Hyundai). The Company currently has executed a License Agreement, Subscription Agreement and a Sub-Contract with Hyundai and in prior periods received in consideration a one-time $500,000 fee for the License and the Company issued 900,000 shares of the Company's common stock to Hyundai, in connection with all the agreements, of which 35,000 shares of common stock remain to be issued.

The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai. The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006. No transactions under this agreement have occurred as of and through September 30, 2008 or to date and therefore there have been no warrants vested under this agreement.

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

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro under that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $36,242 and $62,336 at September 30, 2008 and June 30, 2008, respectively, and has been reflected as a liability in our consolidated balance sheet. For the three months ended September 30, 2008 the Company recorded a reduction in expense of $26,094 related to the decrease of the liability for this period due to changes in the fair value of the stock to be issued. The expense is included in selling, general and administrative expenses. This liability will be re-measured at each period end, until all shares are issued.

As of June 30, 2008, the Company had shipped product to various customers in the aggregate of approximately $1.6 million under the Apro sub-contract agreement. These shipments have not been recognized as revenue in fiscal 2008 or to date in fiscal 2009. In addition inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized. See Notes 2 for further details.

On August 22, 2008, MSGI negotiated an acceleration of both its sub-contracting agreements with Hyundai and Apro, through Hirsch Capital Corp, the San Francisco based private equity firm operating Hyundai Syscomm and Apro Media. Under the accelerated terms, MSGI would build up to a platform expecting to generate approximately $100 million in expected annual gross revenue supporting several of the largest commercial businesses in Korea (see Daewoo sub-contract below). As part of this expansion MSGI will become the beneficiary of various technology transfers. These new assets are expected to include Hi-Definition Video Surveillance systems, Hi-Definition DVR systems and emerging RFID Technology. Based upon the binding commitment to expand MSGI to a run rate of $100 million in annual gross revenue, Hirsch Capital will have the right to earn shares of MSGI as indicated under the Apro sub-contracting and distribution agreement referenced above.

Daewoo / Hankook relationships

On September 17, 2008, the Company executed a new contract with Hankook Semiconductor, a division of Samsung Electronics, to manufacture and supply advanced technology displays and other electronic products for commercial security purposes for Daewoo International. Under the terms of the new contract, MSGI will subcontract to Hankook the right to manufacture certain Hi-definition display systems, which will be supplied to Daewoo for its existing customers. MSGI has similarly entered into an agreement to supply Daewoo with these products based upon Daewoo specifications from its customers. Under the terms of this new agreement, the Company is anticipating annual gross revenue of approximately $100 million, as disclosed above in connection with the Apro sub-contract agreement. There have not yet been any business transactions under this new contract, and there can be no assurances that this level of revenues can be attained.

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. The Company recognized $100,000 in revenues during the three months ended September 30, 2007 under this arrangement. No such revenue has been recognized during the three months ended September 30, 2008.

11. SERIES H CONVERTIBLE PREFERRED STOCK AND PUT OPTION

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

As part of the $5 million in proceeds received for this Securities Purchase Agreement, $1,800,000 was designated as restricted cash to be held in a secured Blocked Control Account in order to collateralize the put option agreement and this account was available to be drawn upon by a Buyer exercising its rights under the put option agreement.

The put option agreement was accounted for as a liability under guidance from SFAS 150, “Accounting for Certain Hybrid Financial Instruments with Characteristics of both Liabilities and Equity.” The Company had to allocate the proceeds between the put option and the preferred stock, and determined that the entire proceeds should be first allocated to the liability instrument. The initial fair value calculated at January 10, 2008 for the put option agreement was $5,800,000. The liability is adjusted to fair value for each reporting period and the fair value at August 22, 2008 was $6,700,000, such that an aggregate loss of $1.7 million has been recognized since inception. The additional increase in fair value of $150,000 from June 30, 2008 through August 22, 2008 was recorded as an expense for the period ended September 30, 2008. Fair value for the put options was calculated using the following assumptions as of August 22, 2008:

August 22, 2008
Expected term (years)	1.80
Expected put option price	$1.60
Dividend yield	0%
Expected volatility	153%
Risk-free interest rate	2.420%
Put option fair value per share	$1.34

On August 22, 2008, the Company entered into a Securities Exchange Agreement (see Note 3) with the holders of the Series H Convertible Preferred Shares and Put Options. The effect of this transaction was to fully cancel and redeem the Series H Preferred Stock, certain warrants and the Put Option agreements in exchange for other securities issued. Therefore, as of September 30 2008, there are no shares of the Series H Preferred Stock outstanding, as well as there is no liability related to the put option.

12. SUBSEQUENT EVENTS

On October 24, 2008 the Company received an irrevocable commercial letter of credit from Shinhan Bank Seoul Korea in conjunction with Wells Fargo Bank, NA. The letter of credit was in the amount of $920,000 for the purpose of acquiring hardware and inventory required in order to fulfill specific purchase orders from clients. This letter of credit expires December 15, 2008. A second irrevocable letter of credit for approximately $3.0 million has been approved and is in the process of execution by Shinhan Bank Seoul Korea.

Effective October 1, 2008, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held notes (see Note 7), which terminated all warrants to purchase common stock issued under previous addendum agreements, which aggregated 1,000,000 warrants issued under those previous addendum agreements, and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at an exercise price of $0.50. The Company shall issue up to an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Notes remaining outstanding until December 31, 2008. The Company has not yet determined the additional interest expense impact of this amendment to financial statements for the three months ended December 31, 2008. The Company is currently involved in discussions with the fourth lender regarding a new addendum to its Note, which currently had a maturity date of September 30, 2008, however, there can be no assurance of a successful consummation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding our near-term objectives and long-term strategies, expectations of short-term and long-term liquidity requirements and needs, statements that are not historical facts, and/or statements containing words such as “anticipate(s),” “expect(s),” “intend(s),” “plan(s),” “target(s),” “project(s),” “will,” “believe(s),” “may,” “would,” “seek(s),” “estimate(s)” and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology and telecommunication costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2008 and 2007. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

The majority of our revenues are derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of September 30, 2008.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date in fiscal 2009 due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. Through September 30, 2008, these factors have not been met. These transactions will be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Costs of product shipped to customers for which revenue has not been recognized:

As of June 30 and September 30, 2008, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 or to date in fiscal 2009. The Company has also recorded a reserve against these product costs in the amount of approximately $1.4 million. This reserve estimates the potential costs that may be unrecoverable. The remaining product costs will be recognized as costs of goods sold by the Company at such time as the associated revenues are recognized upon completion of all the revenue recognition criteria, which is expected to be upon receipt of payment from the customers, or when product is returned or these product costs are considered unrealizable and are written off.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At September 30, 2008 and June 30, 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA.

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

The Company follows the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at September 30, 2008 and June 30, 2008.

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

Equity Based Compensation:

We follow Statement of Financial Accounting Standards No. 123 Revised 2004 (SFAS 123R), “Share−Based Payment”. This Statement requires that the cost resulting from all share−based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued.

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principles Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at September 30, 2008 and June 30, 2008.

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on another-than-temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value.

Recent Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”, (SFAS 159) which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not elected to fair value its financial assets and liabilities under SFAS No. 159 and therefore the application of this statement has not had a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2010, and this standard must be applied on a retrospective basis. We are currently evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

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

On January 10, 2008, the Company issued (i) 5,000,000 shares of the Company’s Series H Convertible Preferred Stock (ii) a Put Option agreement and (iii) warrants exercisable for 5,000,000 shares of Common Stock at an exercise price of $2.50 per share. The Buyers paid a total of $5,000,000 for securities issued in the Preferred Stock Transaction. From the Total Purchase Price, $2,000,000 was used to purchase the securities of Current Technology and $1,800,000 was placed in a restricted cash account to be used as collateral for the Company’s obligations under the Put Option Agreement. See below for a description of the Securities Exchange Transaction.

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

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (“Enable”), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock. Enable recently acquired the Series H Preferred Stock, Warrants and Put Options pursuant to a private transaction with third parties

Results of Operations for the Three Months Ended September 30, 2008, Compared to the Three Months Ended September 30, 2007

There were no reported revenues during the three months ended September 30, 2008 (the Current Period). Revenues from the sale of products of approximately $3.8 million for the three months ended September 30, 2007 (the Prior Period) were directly attributed to transactions introduced to us through Apro Media, and a referral fee of $100,000 associated with the Coda Octopus Group arrangement.

There were no costs of goods sold in the Current Period compared to costs of goods sold of approximately $2.8 million in the Prior Period. The 25% gross margin recognized under the product sale in the Prior Period is within the range expected for transactions referred to us by Apro.

Salaries and benefits of approximately $375,000 in the Current Period were in line with salaries and benefits of approximately $370,000 in the Prior Period.

Selling, general and administrative expenses of approximately $0.6 million in the Current Period decreased by approximately $1.2 million or 66% over comparable expenses of $1.8 million in the Prior Period. This decrease is due primarily to a reduction in expense for the fair market value of shares to be issued to Apro Media Corp in the amount of approximately $1.3 million offset by increases in investor relations expenses, consulting fees and travel expenses.

Depreciation and amortization expenses of approximately $4,000 were realized in the Current Period and represent a decrease of approximately $12,000 from comparable expenses during the Prior Period. This decrease is primarily the result of reductions in amortization as all intangible assets have been fully amortized in the Prior Period.

As a result of the above, loss from operations of approximately $1.0 million in the Current Period decreased by approximately $0.1 million from comparable loss from operations of $1.1 million in the Prior Period.

During the Current Period, the Company recognized expenses for adjustments to the fair market value of certain put options of $150,000. There were no such expenses in the Prior Period. These expenses represent the adjustment to the fair market value of the put options as of August 22, 2008 on which date the put options were redeemed and subsequently cancelled.

During the Current Period, the Company recognized a gain on the securities exchange agreement of $1.7 million. There was no such gain recognized in the Prior Period. This gain is the result of the redemption and subsequent cancellation of all put options, Series H Preferred Stock and certain related warrants held by Enable on August 22, 2008 and the related issuance by us of the new $4 million convertible Note, a $1 million cash payment and the issuance of 20 million warrants fro shares of common stock of Current Technology Corporation.

The Company realized interest income of approximately $13,000 during the Current Period. There was no income in the Prior Period. This increase in interest income is the result of earnings on the restricted cash on hand during the Current Period.

Interest expense of approximately $1.0 million in the Current Period represents a decrease of approximately $0.4 million from expenses of approximately $1.4 in the Prior Period. This decrease is due primarily to a reduction in non-cash interest expenses derived from the amortization of certain debt discounts.

As a result of the above, net loss of approximately $0.4 million in the Current Period decreased by approximately $2.1 million from comparable net loss of approximately $2.5 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At September 30, 2008, the Company had approximately $72,000 in cash and no accounts receivable and a working capital deficit of $4.3 million. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $1,900,000 are due December 31, 2008, and one promissory note in the amount of $960,000 is technically in arrears athough we are attempting to negotiate an amendment. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai, Apro and others. Further, there can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

On October 24, 2008 the Company received an irrevocable commercial letter of credit from Shinhan Bank Seoul Korea in conjunction with Wells Fargo Bank, NA. The letter of credit was in the amount of $920,000 for the purpose of acquiring hardware and inventory required in order to fulfill specific purchase orders from clients. This letter of credit expires December 15, 2008. A second irrevocable letter of credit for approximately $3.0 million has been approved and is in the process of execution by Shinhan Bank Seoul Korea.

The Company recognized a net loss of approximately $0.4 million in the Current Period. Cash used in operating activities was approximately $0.9 million. Cash used in operating activities principally resulted from our operating loss, decreases in accounts payable offset by increases in accrued liabilities and decreases in accounts receivable. Cash used in operating activities in the Prior Period was approximately $1.5 million.

In the Current Period, net cash of $800,000 was provided by financing activities. Net cash provided by financing activities consisted of restricted cash that was released to the Company in connection with the August 22, 2008 securities exchange transaction. In the Prior Period there was no cash used in or provided by financing activities.

Debt
The Company does not have any credit facilities as of September 30, 2008. Debt obligations as of September 30, 2008 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at September 30, 2008, net of discount
8% Debentures	May 21, 2010	4,000,000	8%	263
8% Notes	May 21, 2010	4,000,000	8%	4,000,000
6% Notes	Dec. 13, 2009	1,000,000	6%	467
6% April Notes	April 4, 2010	1,000,000	6%	213
Term Notes short-term	December, 31, 2008 and September 30, 2008	2,860,000	18%	2,860,000
Advances from Apro Media	N/A	200,000	N/A	200,000

As of September 30, 2008, the Company has the following debt commitments outstanding:

Callable Secured Convertible Note financing

8% Notes

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI (See Note 3). In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Notes are not due until the maturity date. The investors can convert the principal amount of the 8% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Notes is currently at $0.50.

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during the period ended September 30, 2008.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Debentures are not due until the maturity date. The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations, at a conversion price of $0.50. In connection with this debt, the note holders have warrants for the purchase of up to 7,142,852 of common stock exercisable over a five-year period at an exercise price of $0.50.

6% Notes

On December 13, 2006, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000. The 6% Notes have a single balloon payment due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company at a conversion rate of $0.50, provided certain conditions are met, and each conversion is subject to certain volume limitations. During fiscal 2008, certain note holders fully converted $1 million of principal and related accrued interest. Therefore, as of September 30, 2008, only $1 million of principal balance of this debt remains outstanding.

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

Convertible Term Notes

On December 13, 2007, the Company entered into four short-term notes. These promissory notes provided proceeds totaling $2.86 million to the Company. The initial maturity date of these notes was April 15, 2008, which the Company did not meet. The Company has entered into several amendments with these note holders and the current maturity date is December 31, 2008, except for one note which has a September 30, 2008 maturity date. There can be no assurances that these notes can be paid or further negotiated.

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

Item 4. Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have identified several material weaknesses and, as a result, have concluded that the Company's disclosure controls and procedures as of September 30, 2008 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on November 12, 2008, certain of these material weaknesses were communicated to the Company by our independent registered public accounting firm. See the Form 10-KSB file for the year ended June 30, 2008 for the disclosure of these material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: November 24, 2008	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)