Form 10-Q
period 2008-12-31
MSGI SECURITY SOLUTIONS, INC
filed 2009-02-23
CIK 14280

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

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

As of January 31, 2009 there were 23,657,830 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT

DECEMBER 31, 2008

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	December 31, 2008 (unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Operations for the
	three and six months ended December 31, 2008
	and 2007 (unaudited)	4

	Condensed Consolidated Statements of Stockholders Equity
	(Deficit) for the six months ended December 31, 2008 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the
	six months ended December 31, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-22

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	23-31

Item 4.	Controls and Procedures.	32

PART II- OTHER INFORMATION

Item 6.	Exhibits	33

SIGNATURES		34

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2008	June 30, 2008
	(Unaudited)	(1)
ASSETS

Current assets:
Cash	$188	$150,624
Restricted cash	-	1,800,000
Accounts receivable, net of allowances of $60,000 for each period	-	128,000
Costs of products shipped to customers for which revenue has not been recognized, net of reserve of $5,416,616 and $1,350,000, respectively (see Note 2)	-	4,066,646
Other current assets	6,000	-

Total current assets	6,188	6,145,270

Investments in Current Technology Corporation	2,000,000	2,000,000
Property and equipment, net	24,873	30,946
Other assets, principally deferred financing costs, net	522,213	894,006

Total assets	$2,553,274	$9,070,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$2,612,191	$2,572,471
Convertible term notes payable	2,860,000	2,860,000
Accrued expenses and other current liabilities	3,432,673	2,755,588
Advances from strategic partners	276,950	200,000
Advances from corporate officer	100,137	-
Other advances	10,000	-
6% Callable convertible note payable, net of discount of $997,814	2,186	-
Accrued liability for put options	-	6,550,000

Total current liabilities	9,294,137	14,938,059

8% Callable convertible notes payable, net of discount of $3,998,873 and $3,999,938, respectively	4,001,127	62
6% Callable convertible notes payable, net of discount of $999,183 and $1,999,845, respectively	817	155

Total long-term liabilities	4,001,944	217

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 0 shares at December 31, 2008 and 5,000,000 shares at June 30, 2008 of Series H issued and outstanding	-	50,000
Common stock - $.01 par value; 100,000,000 shares authorized; 23,607,352 and 22,348,781 shares issued; 23,589,690 and 22,331,119 shares outstanding as of December 31, 2008 and June 30, 2008, respectively	236,073	223,487
Additional paid-in capital	271,919,486	271,243,011
Accumulated deficit	(281,504,656)	(275,990,842)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity (deficit)	(10,742,807)	(5,868,054)
Total liabilities and stockholders’ equity (deficit)	$2,553,274	$9,070,222

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2008.

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31,
         (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2008	2007	2008	2007

Product revenues - Apro	$-	$-	$-	$3,816,560
Referral fee revenues	-	-	-	100,000
Total revenue	-	-	-	3,916,560

Cost of goods sold	4,066,646	-	4,066,646	2,844,327

Gross profit	(4,066,646)	-	(4,066,646)	1,072,233
Operating costs and expenses:
Salaries and benefits	353,117	379,919	728,564	749,572
Selling, general and administrative (including non-cash expense (credit) for shares to be issued to Apro Media of ($7,248) and ($98,698) for the three months for 2008 and 2007 and ($33,342) and $1,140,867 for the six months for 2008 and 2007, respectively	303,714	722,382	913,728	2,494,982
Depreciation and Amortization	4,006	3,178	7,933	18,918

Total operating costs and expenses	660,837	1,105,479	1,650,225	3,263,472

Loss from Operations	(4,727,483)	(1,105,479)	(5,716,871)	(2,191,239)

Other income (expense):
Non-cash expense for revaluation of put options to fair value	-	-	(150,000)	-
Gain on securities exchange agreement	-	-	1,700,000	-
Interest income	-	624	13,124	624
Interest expense	(382,680)	(8,520,853)	(1,353,410)	(9,931,345)
Total other income (expense)	(382,680)	(8,520,229)	209,714	(9,930,721)

Net loss before provision for income taxes	(5,110,163)	(9,625,708)	(5,507,157)	(12,121,960)
Provision for income taxes	6,657	3,000	6,657	6,000

Net loss	$(5,116,820)	$(9,628,708)	$(5,513,814)	$(12,127,960)

Basic and diluted loss per share:	$(0.22)	$(0.57)	$(0.24)	$(0.86)

Weighted average common shares outstanding
basic and diluted	23,465,060	17,033,762	23,041,723	14,026,663
See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008
(Unaudited)

	Preferred Stock		Common Stock				Treasury Stock
					Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2008	5,000,000	$50,000	22,348,781	$223,487	$271,243,011	$(275,990,842)	(17,662)	$(1,393,710)	$(5,868,054)

Exchange of preferred stock for debt in Securities Exchange Agreement	(5,000,000)	(50,000)			50,000				—

Non-cash compensation expense					215,990				215,990

Issuance of shares of common stock to officer as a bonus			100,000	1,000	62,000				63,000

Issuance of shares of common stock under Addendum to term notes payable			1,158,571	11,586	331,517				343,103

Fair value of warrants issued under Addendums to term notes payable					16,968				16,968

Net loss for the six months ended December 31, 2008						(5,513,814)			(5,513,814)
	-	$-	23,607,352	$236,073	$271,919,486	$(281,504,656)	(17,662)	$(1,393,710)	$(10,742,807)

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2008	2007

Operating activities:
Net loss	$(5,513,814)	$(12,127,960)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,933	18,918
Gain on securities exchange agreement	(1,700,000)	-
Amortization of deferred financing costs	392,793	375,133
Non-cash compensation expense	226,790	318,624
Non-cash expense for put option revaluation to fair value	150,000	-
Non-cash interest expense	363,984	8,961,515
Non-cash expense (credit) for shares to be issued to Apro	(33,342)	150,867
Reserve on deferred costs of products shipped	4,066,646	-
Changes in assets and liabilities:
Accounts receivable	128,000	(3,916,560)
Inventory	-	(1,438,200)
Other current assets	(6,000)	1,250
Other assets	(1,000)	(69,754)
Accounts payable - trade	39,720	1,502,927
Accrued expenses and other liabilities	742,627	1,206,881
Net cash used in operating activities	(1,135,663)	(5,016,359)
Investing activities:
Purchases of property and equipment	(1,860)	(5,892)
Net cash used in investing activities	(1,860)	(5,892)
Financing activities:
Proceeds from issuance of term notes	-	2,860,000
Release of restricted cash to Company	1,800,000	-
Cash paid from restricted stock in Securities Exchange Agreement	(1,000,000)	-
Cash advances from strategic partners, officers and others	187,087	-
Net cash provided by financing activities	987,087	2,860,000

Net decrease in cash	(150,436)	(2,162,251)

Cash at beginning of period	150,624	2,463,691

Cash at end of period	$188	$301,440

Non-cash Transactions:

Deferred financing charges accrued in connection with Securities Exchange Agreement	$20,000	$-
Conversion of $3,571,958 in convertible debt principal and $590,397 of interest to 7,957,532 shares of common stock	$-	$4,162,355
1,000,000 shares of common stock issued to Apro Media pursuant to sub-contract agreement	-	990,000
91,965 shares of common stock issued for payment of services to Board of Directors	-	193,129
Additional debt discount related to anti-dilution provision of conversion features option on notes	-	1,032,408
Deferred financing fees and warrant discount related to the new term debt	-	182,992

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA) and Innalogic, LLC (Innalogic) (in combination MSGI or the Company).  These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2008 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month and six-month periods ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

Liquidity and Capital Resources:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At December 31, 2008, the Company had approximately $188 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $960,000 are due February 28, 2009 and $1,900,000 are due March 31, 2009 and certain convertible notes in the amount of $1,000,000 are due December 13, 2009.  Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai, Apro and others.  There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

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

Effective October 1, 2008, the Company entered into addendum agreements to certain term notes payable with three out of four lenders, which terminated all warrants to purchase common stock issued under previous addendum agreements and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at a price of $0.50. The Company issued an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, between the date of agreement and December 31, 2008.

On October 24, 2008 the Company received an irrevocable commercial letter of credit from Shinhan Bank Seoul Korea in conjunction with Wells Fargo Bank, NA. The letter of credit was in the amount of $920,000 for the purpose of acquiring hardware and inventory required in order to fulfill specific purchase orders from clients.  This letter of credit expired on December 15, 2008 without having been utilized. Delays in production of hardware by the manufacturer in Korea resulted in the expiration of the letter of credit without utilization. It is the intent of the Company to enter into a new irrevocable commercial letter of credit and to proceed with the acquisition of hardware and inventory in order to fulfill the purchase orders received.

The transactions described below were entered into after December 31, 2008, and will impact our liquidity:

Effective January 1, 2009, the Company entered into addendum agreements to certain term notes payable with certain lenders, which, issued new warrants and additional shares of common stock. The Company will issue an additional 204,420 shares of common stock and warrants to purchase an additional 204,420 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should the notes remain outstanding through March 31, 2009. Effective February 1, 2009, the Company entered into an addendum to a certain term note payable with an additional lender which, at execution of the addendum, the Company issued 400,000 shares of common stock as well as revised the maturity date of this note to February 28, 2009.  The Company has not yet determined the additional interest expense impact of these amendments to financial statements for the three months ended March 31, 2009.

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

The majority of our revenues are derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of December 31, 2008.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date in fiscal 2009 due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. Through December 31, 2008, these factors have not yet been met.  These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized as of June 30, 2008, but have been fully reserved and expensed to the statement of operations as costs of good sold as of December 31, 2008.

Costs of product shipped to customers for which revenue has not been recognized

As of December 31, 2008, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 or to date in fiscal 2009. The Company has also recorded a full reserve against these product costs in the aggregate amount of approximately $5.4 million, of which $4.1 million was recorded during the six month period ended December 31, 2008. This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have been now fully reserved. The Company remains confident that certain payment will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment from the customers.  However, there can be no assurances that this will occur.

Accounts receivable and allowance for doubtful accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At December 31, 2008 and June 30, 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA (see Note 10).

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2008 and June 30, 2008.

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

Cost of Goods Sold:

Costs of goods sold are primarily the expenses related to acquiring, testing and assembling the components required to provide the specific technology applications ordered by each individual customer. In addition, reserves against costs of product shipped to customers for which revenue has not been recognized are also included in these expenses.

Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has a full valuation allowance established against deferred tax assets.

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at December 31, 2008 and June 30, 2008.

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 22,068,725 and 2,087,677 shares for the periods ended December 31, 2008 and 2007, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 13,751,048 for the periods ended December 31, 2007 were not included in the computation of diluted earnings per share as they are anti-dilutive as a result of net losses during the period presented.  These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable,” and do not include any securities under the convertible debt agreements as the impact would be anti-dilutive.

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

3.  SECURITIES EXCHANGE TRANSACTION

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock, which had a fair value of $6,700,000 on August 22, 2008 (see Note 8). Enable recently acquired the Series H Preferred Stock, Warrants and Put Options pursuant to a private transaction with third parties. In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture ( the 8% Notes) due May 21, 2010 in the principal amount of $4,000,000 (see Note 5), a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 has been released to MSGI for working capital purposes. In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries.  The net effect of this transaction resulted in a gain of $1,700,000.

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

In addition, the Company held warrants to purchase 20 million additional shares of common stock with an exercise price of $0.15 per share.  In August 2008, MSGI entered into a Securities Exchange Agreement with holders of the Company’s Series H Preferred stock and other instruments.  In connection with this exchange, the  warrants to purchase 20 million additional shares of common stock of Current Technology were assigned to the parties to this agreement. See Note 3.

In addition, as part of this investment transaction, Current Technology is to outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 59% ownership interest).  No transactions between MSGI and Celevoke have occurred during the six months ended December 31, 2008 or to date.

5. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of December 31, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2008, net of discount	Carrying Amount at June 30, 2008, net of discount
8% Debentures	May 21, 2010	$4,000,000	$3,998,873	$1,127	$62
8% Notes	May 21, 2010	4,000,000	—	4,000,000	—
Total				$4,001,127	$62

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

Total interest expense for the six months ended December 31, 2008 and 2007 in connection with this note was approximately $118,000 and $0, respectively.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008, There were no conversions during the period ended December 31, 2008.

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

In connection with this debt, the note holders have warrants for the purchase of up to 7,142,852 shares of common stock, exercisable over a five year period at an exercise price of $0.50.

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

Total interest expense, including debt discount amortization, for the six months ended December 31, 2008 and 2007 in connection with this note was approximately $288,000 and $618,000, respectively.

6.   6% CALLABLE CONVERTIBLE NOTES PAYABLE

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2008, net of discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	December 13, 2009	$1,000,000	$997,814	$2,186	$100
6% April Notes	April 4, 2010	1,000,000	999,183	817	55
Total				$3,003	$155

The 6% Callable Convertible Notes Payable consist of the following as of December 31, 2008:

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008,  There were no conversions during the period ended December 31, 2008.

The 6% Notes have a single balloon payment of $1,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations.  The conversion price of the 6% Notes is $0.50.  The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.  The warrants are exercisable through December 2013.  The exercise price of the warrants is $0.50 per share.

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

Total interest expense, including debt discount amortization, for the six months ended December 31, 2008 and 2007 in connection with this note was approximately $63,000 and $948,000 respectively.

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

Total interest expense, including debt discount amortization, for the six months ended December 31, 2008 and 2007 in connection with this note was approximately $57,000 and $114,000, respectively.

7.  OTHER NOTES PAYABLE AND ADVANCES

Other Notes Payable consists of the following as of December 31, 2008:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2008 and June 30, 2008, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$-	$960,000
Convertible Term Notes – short term	March 31, 2009	1,900,000	-	1,900,000
Total				$2,860,000

Convertible Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to their current maturity dates of February 28, 2009 and March 31, 2009.

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

Between April 30, 2008 and February 1, 2009, the Company executed a series of Amendments to the Term Notes, which extended the payment terms for the term notes through February 28, 2009 for one lender and March 31, 2009 for the remaining three lenders.  Due to the default event, commencing on April 15, 2008, the interest rate is now at the default interest rate of 18%.  Also, the holders now have the right to convert the note at a rate of $0.51 per share.

In addition, the terms of certain of the Amendments to the Loan Agreements called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share.  As of June 30, 2008, a total of 284,717 warrants were issued to the note holders, 33,218 warrants with an exercise price at $0.60 per share and the remaining at an exercise price of $0.50 per share.  These warrants were subsequently cancelled in fiscal 2009 and replaced with other warrants and stock issued.  In addition, there were 520,000 shares of common stock issued in fiscal 2008 in connection with these addendums.

During the three months ended September 30, 2008, a total of 715,283 additional warrants were issued to the note holders, all with an exercise price of $0.50.  These warrants were subsequently cancelled with the October 2008 addendum, as noted below.  In addition, other group lenders received shares of common stock of the Company instead of warrants under the Amendments.

Effective October 1, 2008, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes, which terminated all warrants to purchase common stock issued under previous addendum agreements, which aggregated 1,000,000 warrants issued under those previous addendum agreements, and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at an exercise price of $0.50. The Company issued an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of $0.50, between the date of the agreement and December 31, 2008.

The net effect of all of the addendums to these term notes during the six months ended December 31, 2008, was the issuance of 630,000 warrants at an exercise price of $0.50 and 1,158,571 shares of common stock.  The stock was determined to have a fair value of $343,103 for the six months ended December 31, 2008, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $16,968, which includes an offset of the value of the cancelled warrants previously recorded. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the six months ended December 31, 2008.

The following assumptions were used in the Black-Scholes model for the warrants for the six months ended December 31, 2008:

Expected term (years)	3
Dividend yield	0%
Expected volatility	143% - 167%
Risk-Free interest rate	0.98-2.12%
Weighted average fair value	$0.16

Effective January 1, 2009, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes, which will issue new warrants and additional shares of common stock. The Company shall issue up to an additional 204,420 shares of common stock and warrants to purchase an additional 204,420 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, should these Notes remaining outstanding until March 31, 2009. Effective February 1, 2009, the Company entered into an additional addendum agreement with the fourth lender with regard to its held Note, which issued 400,000 shares of common stock to the lender and extended the maturity date of this Note to February 28, 2009.  The Company has not yet determined the additional interest expense impact of these amendments to financial statements for the three months ended March 31, 2009.

Total interest expense, including the warrants and stock issued above, was approximately $618,000 and $35,000 for the six months ended December 31, 2008 and 2007, respectively.

Advances

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the three months ended December 31, 2008, the Company received an additional $76,950 from Apro Media, bringing the aggregate to $276,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which has not yet occurred.

During the three months ended December 31, 2008, the Company received funding in the amount of approximately $100,000 from a certain corporate officer. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

The Company has not imputed interest on the above advances since it would not be material.

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

There were no stock options granted during the six months ended December 31, 2008 or 2007.  As of December 31, 2008, 1,025,000 options are outstanding, of which 1,008,333 options are exercisable.  The stock based compensation expense related to stock options for the six months ended December 31, 2008 and 2007 was approximately $216,000 and $254,000, respectively. As of December 31, 2008, there is no intrinsic value for these outstanding options.  The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the statements of operations. As of December 31, 2008, non-vested compensation cost that has not yet been recognized was approximately $10,000, which is expected to be recognized over a weighted average period of approximately 1.25 years.

During fiscal 2007, the Company had approved the issuance of 100,000 shares of common stock to an officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years.  The Company has accounted for this additional stock award as a liability, under SFAS 123R, which had a value of $15,800 as of December 31, 2008, which is for the last 100,000 shares to be awarded.  The Company recorded an expense for this award of approximately $11,000 and $64,500 for the six months ended December 31, 2008 and 2007, respectively

Warrants:
As of December 31, 2008, the Company has 21,043,725 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.50 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the three months ended September 30, 2008, the Company issued 715,283 five-year warrants to certain lenders in relationship to the addendum agreements (see Note 7). These warrants carry an exercise price of $0.50. A fair market value of $194,727 for these warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended September 30, 2008.

During the three months ended December  31, 2008, the Company terminated the 715,283 warrants issued during the three months ended September 30, 2008, as well as 260,717 warrants issued during the fiscal year ended June 30, 2008 and, in their place, issued 630,000 new warrants as well as shares of common stock. A fair market value of $100,073 for these new warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended December 31, 2008, which was offset by the expense previously recorded for the terminated warrants, in the amount of $278,000.

Common Stock Transactions:
During the six months ended December 31, 2008, the Company issued 100,000 shares of common stock to an officer of the Company as a bonus, resulting in a non-cash compensation charge of $63,000. This compensation charge was fully accrued for in fiscal 2008, so there was no impact to the current period.  In addition, the Company had previously approved the issuance of 100,000 shares of common stock to the officer, which are due to the officer in May 2009. The Company has accounted for this additional stock as a liability, under SFAS 123R, in the amount of $15,833 as of December 31, 2008.

During the six months ended December 31, 2008, the Company issued 1,158,571 shares of its common stock to a certain private institutional lenders in relation to a series of addendums executed to the lenders’ short term loan agreements. The shares carried a fair market value of $343,100 and this amount was expensed as additional non-cash interest during the period.

9.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of December 31, 2008 and June 30, 2008 consist of the following:

	December 31, 2008	June 30, 2008
Salaries and benefits	$120,366	$136,487
Payroll taxes and penalties	1,457,199	1,341,746
Fair value of shares to be issued to Apro	28,994	62,336
Audit and tax preparation fees	229,755	280,352
Interest	1,311,126	716,857
Taxes	32,907	32,907
Board fees	67,496	52,996
Rent	70,050	-
Other	114,780	131,907
Total	$3,432,673	$2,755,588

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

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai.  The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006.  No transactions under this agreement have occurred as of and through December 31, 2008 or to date and therefore there have been no warrants vested under this agreement.

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

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro under that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $28,994 and $62,336 at December 31, 2008 and June 30, 2008, respectively, and has been reflected as a liability in our consolidated balance sheet. For the three and six months ended December 31, 2008 the Company recorded a reduction in expense of $7,248 and $33,342, respectively, related to the decrease of the liability for this period due to changes in the fair value of the stock to be issued.  The expense is included in selling, general and administrative expenses. This liability will be re-measured at each period end, until all shares are issued.

As of June 30, 2008, the Company had shipped product to various customers in the aggregate of approximately $1.6 million under the Apro sub-contract agreement. These shipments have not been recognized as revenue in fiscal 2008 or to date in fiscal 2009.  In addition inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized as of June 30, 2008 and these costs have been fully reserved and written off as of December 31, 2008. See Note 2 for further details.

On August 22, 2008, MSGI negotiated an acceleration of both its sub-contracting agreements with Hyundai and Apro, through Hirsch Capital Corp, the San Francisco based private equity firm operating Hyundai Syscomm and Apro Media. Under the accelerated terms, MSGI would endeavor to build up to a platform with the potential to generate approximately $100 million in expected annual gross revenue supporting several of the largest commercial businesses in Korea (see Daewoo sub-contract below). As part of this expansion MSGI may become the beneficiary of various technology transfers. These new assets are expected to include Hi-Definition Video Surveillance systems, Hi-Definition DVR systems and emerging RFID Technology.  Based upon its commitment to expand MSGI to a potential run rate of $100 million in annual gross revenue, Hirsch Capital will have the right to earn shares of MSGI as indicated under the Apro sub-contracting and distribution agreement referenced above. There have not yet been any business transactions under this new contract, and there can be no assurances that this proposed level of revenues can or will be attained.

Daewoo / Hankook relationships

On September 17, 2008, the Company executed a new contract with Hankook Semiconductor, a division of Samsung Electronics, to manufacture and supply advanced technology displays and other electronic products for commercial security purposes for Daewoo International. Under the terms of the new contract, MSGI will subcontract to Hankook the right to manufacture certain Hi-definition display systems, which will be supplied to Daewoo for its existing customers. MSGI has similarly entered into an agreement to supply Daewoo with these products based upon Daewoo specifications from its customers. There have not yet been any business transactions under this new contract, and there can be no assurances that this level of revenues can or will be attained.

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. The Company recognized $100,000 in revenues during the six months ended December 31, 2007 under this arrangement. No such revenue has been recognized during the six months ended December 31, 2008.

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

On August 22, 2008, the Company entered into a Securities Exchange Agreement (see Note 3) with the holders of the Series H Convertible Preferred Shares and Put Options. The effect of this transaction was to fully cancel and redeem the Series H Preferred Stock, certain warrants and the Put Option agreements in exchange for other securities issued.  Therefore, as of December 31, 2008, there are no shares of the Series H Preferred Stock outstanding, as well as there is no liability related to the put option.

12. SUBSEQUENT EVENTS

Effective January 1, 2009, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes and effective February 1, 2009, the Company entered into an additional addendum agreement with the fourth lender with regard to its held Note.  See Note 7 for details of these addendums.

On February 9, 2009, Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI entered into a 90-day bridge loan agreement with a lender yielding net proceeds of $240,000. Certain personal assets of Mr. Barbera were used as senior collateral. The Company also provided a full guarantee and certain Company assets were used as junior collateral. The Board of Directors of the Company approved the transaction during a meeting held on February 6, 2009. The net proceeds of the bridge loan were used primarily for a new business venture on behalf of the Company as well as to meet short-term working capital requirements of the Company. The Company has given no consideration to Mr. Barbera for this personal guarantee of the 90-day bridge loan.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and six-month periods ended December 31, 2008 and 2007.  This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.

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

The majority of our revenues are derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of December 31, 2008.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date in fiscal 2009 due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors.  Through December 31, 2008, these factors have not yet been met.  These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized as of June 30, 2008, but have been fully reserved and expensed to the statement of operations as costs of good sold as of December 31, 2008. The Company is currently engaged in vigorous collection activities regarding the various amounts due and the Company remains confident that payment will be forthcoming and that income will be recognized at such time.  However, there can be no assurances that this will occur.

Costs of product shipped to customers for which revenue has not been recognized:

As of June 30 and December 31, 2008, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 or to date in fiscal 2009. The Company has also recorded a full reserve against these product costs in the amount of approximately $5.4 million, of which $4.1 million was recorded during the six month period ended December 31, 2008. This reserve estimates the potential costs that may be unrecoverable. As stated above, the Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have been now fully reserved. The Company remains confident that certain payments will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment from the customers.  However, there can be no assurances that this will occur.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At December 31, 2008 and June 30, 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA.

Accounting for Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the asset and liability method of accounting for income taxes, as set forth in SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has a full valuation allowance established against deferred tax assets.

The Company follows the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at December 31, 2008 and June 30, 2008.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principles Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2008 and June 30, 2008.

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

Results of Operations for the Three Months Ended December 31, 2008, Compared to the Three Months Ended December 31, 2007

There were no reported revenues during the three months ended December 31, 2008 (the Current Period), nor were there revenues reported during the three months ended December 31, 2007 (the Prior Period).

Costs of goods sold in the amount of $4.1 million were realized during the Current Period. These costs represent a reserve against certain product costs (see Note 2). This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have been now fully reserved. The Company remains confident that payment will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment from the customers. However, there can be no assurances that this will occur.  There were no costs of goods sold in the Prior Period.

Salaries and benefits of approximately $353,000 in the Current Period were approximately $27,000 or 7.0% less than those expenses of approximately $380,000 in the Prior Period. This decrease is primarily the result of reductions to compensation of certain executives.

Selling, general and administrative expenses of approximately $304,000 in the Current Period decreased by approximately $418,000 or 58% from comparable expenses of approximately $722,000 in the Prior Period. This decrease is due primarily to a reduction in expense for investor relations, accounting fees, office expenses and travel related costs offset by increases in consulting fees, legal fees and rents. A non-cash credit for the value of shares to be issued to Apro Media in the amount of approximately ($7,000) was realized in the Current Period. This credit represents a reduction in the market value of the shares to be issued to Apro. A similar credit of approximately ($99,000) was realized in the Prior Period.

As a result of the above, loss from operations of approximately $4.7 million in the Current Period increased by approximately $5.8 million from comparable loss from operations of $1.1 million in the Prior Period.

Interest expense of approximately $0.4 million in the Current Period represents a decrease of approximately $8.1 million from expenses of approximately $8.5 in the Prior Period. This decrease is due primarily to a reduction in non-cash interest expenses derived from the amortization of certain debt discounts.

As a result of the above, net loss of approximately $5.1 million in the Current Period decreased by approximately $4.5 million from comparable net loss of approximately $9.6 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2008, Compared to the Six Months Ended December 31, 2007

There were no reported revenues during the six months ended December 31, 2008 (the Current Period). Revenues from the sale of products of approximately $3.8 million for the six months ended December 31, 2007 (the Prior Period) were directly attributed to transactions introduced to us through Apro Media, and a referral fee of $100,000 associated with the Coda Octopus Group arrangement.

Costs of goods sold in the Current Period of approximately $4.1 million increased by approximately $1.3 million compared to costs of goods sold of approximately $2.8 million in the Prior Period. These costs in the Current Period represent a reserve against certain product costs (see Note 2). This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have been now fully reserved. The Company remains confident that payment will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment from the customers. However, there can be no assurances that this will occur. These costs in the Prior Period represent the actual cost of product shipped to clients and customers under the Apro sub-contract. The 28% gross margin recognized under the product sale in the Prior Period is within the range expected for transactions referred to us by Apro.

Salaries and benefits of approximately $729,000 in the Current Period decreased by approximately $21,000 from salaries and benefits of approximately $750,000 in the Prior Period. This decrease is primarily the result of reductions to compensation of certain executives.

Selling, general and administrative expenses of approximately $0.9 million in the Current Period decreased by approximately $1.6 million or 64% over comparable expenses of $2.5 million in the Prior Period. This decrease is due primarily to a reduction in expense for the value of shares due to Apro, investor relations, accounting fees, office expenses and travel related costs offset by increases in consulting fees, legal fees and rents. A non-cash credit for the value of shares to be issued to Apro Media in the amount of approximately ($33,000) was realized in the Current Period. This credit represents a reduction in the market value of the shares to be issued to Apro. An expense of approximately $1.1 million was realized in the Prior Period.

Depreciation and amortization expenses of approximately $8,000 were realized in the Current Period and represent a decrease of approximately $11,000 from comparable expenses during the Prior Period. This decrease is primarily the result of reductions in amortization as all intangible assets have been fully amortized in the Prior Period.

As a result of the above, loss from operations of approximately $5.7 million in the Current Period increased by approximately $3.5 million from comparable loss from operations of $2.2 million in the Prior Period.

During the Current Period, the Company recognized expenses for adjustments to the fair market value of certain put options of $150,000. There were no such expenses in the Prior Period. These expenses represent the adjustment to the fair market value of the put options as of August 22, 2008 on which date the put options were redeemed and subsequently cancelled.

During the Current Period, the Company recognized a gain on the securities exchange agreement of $1.7 million. There was no such gain recognized in the Prior Period. This gain is the result of the redemption and subsequent cancellation of all put options, Series H Preferred Stock and certain related warrants held by Enable on August 22, 2008 and the related issuance by us of the new $4 million convertible Note, a $1 million cash payment and the issuance of 20 million warrants from shares of common stock of Current Technology Corporation.

Interest expense of approximately $1.4 million in the Current Period represents a decrease of approximately $8.5 million from expenses of approximately $9.9 in the Prior Period. This decrease is due primarily to a reduction in non-cash interest expenses derived from the amortization of certain debt discounts.

As a result of the above, net loss of approximately $5.5 million in the Current Period decreased by approximately $6.6 million from comparable net loss of approximately $12.1 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At December 31, 2008, the Company had approximately $188 in cash and no accounts receivable and a working capital deficit of $9.3 million. The Company believes that funds on hand combined with funds that will be available from its various operations may not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $1,900,000 are due March 31, 2009, and one promissory note in the amount of $960,000 is due on February 28, 2009, as well as certain convertible notes in the amount of $1,000,000 are due December 13, 2009. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai, Apro and others.  Further, there can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

On October 24, 2008 the Company received an irrevocable commercial letter of credit from Shinhan Bank Seoul Korea in conjunction with Wells Fargo Bank, NA. The letter of credit was in the amount of $920,000 for the purpose of acquiring hardware and inventory required in order to fulfill specific purchase orders from clients.  This letter of credit expired December 15, 2008, without having been utilized.   The Company intends to enter into a new irrevocable commercial letter of credit arrangement and proceed with the fulfillment of the purchase orders from clients.

The Company recognized a net loss of approximately $5.5 million in the six month period ended December 31, 2008. Cash used in operating activities was approximately $1.1 million. Cash used in operating activities principally resulted from our operating loss, offset by increases in accrued liabilities and decreases in accounts receivable. Cash used in operating activities in the Prior Period was approximately $5.0 million.

In the Current Period, net cash of approximately $987,000 was provided by financing activities.  Net cash provided by financing activities consisted of restricted cash that was released to the Company in connection with the August 22, 2008 securities exchange transaction as well as non interest bearing advances provided by strategic partners and an officer of the Company. In the Prior Period there was approximately $2.9 million received from financing activities as a result of the issuance of certain term notes.

Debt
The Company does not have any credit facilities as of December 31, 2008.  Debt obligations as of December 31, 2008 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at December 31, 2008, net of discount
8% Debentures	May 21, 2010	4,000,000	8%	1,127
8% Notes	May 21, 2010	4,000,000	8%	4,000,000
6% Notes	Dec. 13, 2009	1,000,000	6%	2,186
6% April Notes	April 4, 2010	1,000,000	6%	817
Term Notes short-term	February, 28, 2009 and March 31, 2009	2,860,000	18%	2,860,000
Advances from Apro Media	N/A	276,950	N/A	276,950
Advances from corporate officer	N/A	100,137	N/A	100,137
Advances - other	N/A	10,000	N/A	10,000

As of December 31, 2008, the Company has the following debt commitments outstanding:

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

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.  There were no conversions during the period ended December 31, 2008.

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

6% Notes

On December 13, 2006, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000.  The 6% Notes have a single balloon payment due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% Notes into common stock of the Company at a conversion rate of $0.50, provided certain conditions are met, and each conversion is subject to certain volume limitations.  During fiscal 2008, certain note holders fully converted $1 million of principal and related accrued interest.  Therefore, as of December 31, 2008, only $1 million of principal balance of this debt remains outstanding.

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

Convertible Term Notes

On December 13, 2007, the Company entered into four short-term notes. These promissory notes provided proceeds totaling $2.86 million to the Company.  The initial maturity date of these notes was April 15, 2008, which the Company did not meet.  The Company has entered into several amendments with these note holders and the current maturity date is March 31, 2009, except for one note, which now has a February 28, 2009 maturity date. There can be no assurances that these notes can be paid or further negotiated.

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

Advance from Apro Media

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the period ended December 31, 2008, the Company received further advances from Apro in the amount of $76,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which is currently expected to be collected during the third and fourth quarter of fiscal 2009.

Advance from corporate officer

During the period ended December 31, 2008, the Company received funding in the amount of $100,137 from a corporate officer. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. There is no interest expense associated with this advanced funding and this is to be repaid to the officer upon collection of the certain accounts receivable, which are currently expected to be collected during the third and fourth quarter of fiscal 2009.

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have identified several material weaknesses and, as a result, have concluded that the Company's disclosure controls and procedures as of December 31, 2008 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

It is noted by the Company that on November 12, 2008, certain of these material weaknesses were communicated to the Company by our independent registered public accounting firm. See the Form 10-KSB filed for the year ended June 30, 2008 for the disclosure of these material weaknesses.  A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: February 23, 2009	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)