Form 10-Q
period 2009-03-31
MSGI SECURITY SOLUTIONS, INC
filed 2009-05-20
CIK 14280

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

_______________________________________________________________
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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit post such files).

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

As of  May 1, 2009 there were 24,194,110 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT

MARCH 31, 2009

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2009 (unaudited) and June 30, 2008	3
	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Stockholders Equity (Deficit) for the nine months ended March 31, 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7 - 23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-33
Item 4.	Controls and Procedures.
		34
PART II- OTHER INFORMATION
Item 6.	Exhibits	35
SIGNATURES		36

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	June 30, 2008
	(Unaudited)	(1)
ASSETS
Current assets:
Cash	$964	$150,624
Restricted cash	-	1,800,000
Accounts receivable, net of allowances of $60,000 for each period	-	128,000
Costs of products shipped to customers for which revenue has not been recognized, net of reserve of $5,416,616 and $1,350,000, respectively (see Note 2)	-	4,066,646
Other current assets	3,000	-

Total current assets	3,964	6,145,270
Investments in Current Technology Corporation	2,000,000	2,000,000
Property and equipment, net	35,768	30,946
Deposits on technology licenses	175,000	-
Other assets, principally deferred financing costs, net	432,096	894,006

Total assets	$2,646,828	$9,070,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable-trade	$2,652,554	$2,572,471
Convertible term notes payable	2,860,000	2,860,000
Accrued expenses and other current liabilities	4,524,067	2,755,588
Advances from strategic partners	276,950	200,000
Advances from corporate officer	171,369	-
Other advances	60,000	-
10% Convertible promissory note payable	250,000	-
6% Callable convertible note payable, net of discount of $990,047	9,953	-
Accrued liability for put options	-	6,550,000

Total current liabilities	10,804,893	14,938,059

8% Callable convertible notes payable, net of discount of $3,995,297 and $3,999,938, respectively	4,004,703	62
6% Callable convertible notes payable, net of discount of $996,937 and $1,999,845, respectively	3,063	155

Total long-term liabilities	4,007,766	217

Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 0 shares at March 31, 2009 and 5,000,000 shares at June 30, 2008 of Series H issued and outstanding	-	50,000
Common stock - $.01 par value; 100,000,000 shares authorized; 24,211,772 and 22,348,781 shares issued; 24,194,110 and 22,331,119 shares outstanding as of March 31, 2009 and June 30, 2008, respectively	242,117	223,487
Additional paid-in capital	271,996,693	271,243,011
Accumulated deficit	(283,010,931)	(275,990,842)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity (deficit)	(12,165,831)	(5,868,054)
Total liabilities and stockholders’ equity (deficit)	$2,646,828	$9,070,222

(1) Derived from the Audited Consolidated Financial Statements for the year ended June 30, 2008.

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
         (Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2009	2008	2009	2008
		(Restated)		(Restated)
Product revenues - Apro	$-	$-	$-	$3,816,560
Referral fee revenues	-	-	-	100,000
Service fee revenues	141,000	-	141,000	-
Total revenue	141,000	-	141,000	3,916,560

Cost of goods sold	-	822,911	4,066,646	3,667,238

Gross profit	141,000	(822,911)	(3,925,646)	249,322
Operating costs and expenses:
Research and development	-	88,200	-	88,200
Salaries and benefits	210,829	352,101	939,393	1,101,673
Selling, general and administrative (including non-cash expense (credit) for shares to be issued to Apro Media of ($18,846) and ($39,141) for the three months for 2009 and 2008 and ($52,188) and $1,098,726 for the nine months for 2009 and 2008, respectively	222,565	1,114,654	1,136,293	3,609,637
Depreciation and Amortization	3,358	4,445	11,291	23,363

Total operating costs and expenses	436,752	1,559,400	2,086,977	4,822,873

Loss from Operations	(295,752)	(2,382,311)	(6,012,623)	(4,573,551)

Other income (expense):
Non-cash expense for revaluation of put options to fair value	-	(1,150,000)	(150,000)	(1,150,000)
Gain on securities exchange agreement	-	-	1,700,000	-
Interest income	-	4,708	13,124	5,333
Interest expense	(1,210,523)	(460,775)	(2,563,933)	(10,392,120)
Total other expense	(1,210,523)	(1,606,067)	(1,000,809)	(11,536,787)

Net loss before provision for income taxes	(1,506,275)	(3,988,378)	(7,013,432)	(16,110,338)
Provision for income taxes	-	-	6,657	6,000

Net loss	$(1,506,275)	$(3,988,378)	$(7,020,089)	$(16,116,338)

Basic and diluted loss per share:	$(0.06)	$(0.20)	$(0.30)	$(1.02)

Weighted average common shares outstanding
basic and diluted	23,966,320	19,475,358	23,345,423	15,829,699

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED MARCH 31, 2009
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2008	5,000,000	$50,000	22,348,781	$223,487	$271,243,011	$(275,990,842)	(17,662)	$(1,393,710)	$(5,868,054)

Exchange of preferred stock for debt in Securities Exchange Agreement	(5,000,000)	(50,000)			50,000				---

Non-cash compensation expense					219,420				219,420

Issuance of shares of common stock to officer as a bonus			100,000	1,000	62,000				63,000

Issuance of shares of common stock under Addendum to term notes payable			1,762,991	17,630	389,915				407,545

Fair value of warrants issued under Addendums to term notes payable					32,347				32,347

Net loss for the nine months ended March 31, 2009						(7,020,089)			(7,020,089)
	-	$-	24,211,772	$242,117	$271,996,693	$(283,010,931)	(17,662)	$(1,393,710)	$(12,165,831)

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(unaudited)

	2009	2008
		(Restated)
Operating activities:
Net loss	$(7,020,089)	$(16,116,338)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,291	23,363
Gain on securities exchange agreement	(1,700,000)	-
Amortization of deferred financing costs	487,665	532,016
Non-cash compensation expense	219,879	441,827
Non-cash expense for put option revaluation to fair value	150,000	1,150,000
Non-cash interest expense	1,157,394	9,070,553
Non-cash expense (credit) for shares to be issued to Apro	(52,188)	1,098,726
Reserve on deferred costs of products shipped	4,066,646	-
Non-cash expense for shares issued for services	-	536,421
Changes in assets and liabilities:
Accounts receivable	128,000	(60,000)
Inventory	-	347,133
Cost of product shipped to customers for which revenue has not been recognized	-	(2,468,734)
Other current assets	(3,000)	9,250
Other assets	(5,755)	(20,641)
Accounts payable - trade	80,083	(857,470)
Accrued expenses and other liabilities	1,163,208	386,952
Net cash used in operating activities	(1,316,866)	(5,926,942)
Investing activities:
Investment in Current Technology Corporation	-	(1,500,000)
Deposits on technology licenses	(175,000)	-
Purchases of property and equipment	(16,113)	(21,530)
Net cash used in investing activities	(191,113)	(1,521,530)
Financing activities:
Proceeds from issuance of term notes	-	2,860,000
Proceeds from issuance of Series H Preferred Stock and Put Option	-	5,000,000
Financing costs related to Preferred Stock and Put Options	-	(230,000)
Proceeds from Convertible Promissory Notes	250,000
Restricted cash proceeds (deposits)	1,800,000	(1,500,000)
Restricted cash due from investors	-	(300,000)
Cash paid from restricted stock in Securities Exchange Agreement	(1,000,000)	-
Cash advances from strategic partners, officers and others	308,319	-
Net cash provided by financing activities	1,358,319	5,830,000
Net decrease in cash	(149,660)	(1,618,472)
Cash at beginning of period	150,624	2,463,691
Cash at end of period	$964	$845,219
Non-cash Transactions:
Deferred financing charges accrued in connection with
Securities Exchange Agreement	$20,000	--
Conversion of $3,593,368 in convertible debt principal and $639,286
of interest to 8,098,129 shares of common stock	--	$4,232,654
1,000,000 shares of common stock issued to Apro Media pursuant to
sub-contract agreement	--	990,000
91,965 shares of common stock issued for payment of services to
Board of Directors	--	193,129
Additional debt discount related to anti-dilution provision of conversion
features option on notes	--	1,032,408
Deferred financing fees and warrant discount related to the new term debt	--	182,992

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc. (FDA) and Innalogic, LLC (Innalogic) (in combination MSGI or the Company).  These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-KSB for the fiscal year ended June 30, 2008 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month and nine-month periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009.

Restatement March 2008

As disclosed in the Company’s Annual Report as filed on Form 10-KSB dated June 30, 2008 and filed on November 14, 2008, certain amounts reported for the three and nine month period ended March 31, 2008 have been restated. During the three month period ended March 31, 2008, the Company recognized and reported approximately $4.0 million in revenues and corresponding accounts receivable, as well as related costs of products sold of approximately $3.3 million. These revenues and associated costs of products sold were derived solely from the Company’s relationships with Hyundai Syscomm Corp, Apro Media Corp. and Hirsch Capital Corp. Since that time, the Company has experienced difficulties in collection of the corresponding accounts receivable. The Company subsequently determined that these shipments and related billings did not meet all the criteria for GAAP revenue recognition at March 31, 2008 due to collectibility not being reasonably assured among other factors. Therefore, this represented an error, in retrospect, as these revenues should not have been recognized in the quarter ended March 31, 2008, thus requiring the reversal of the revenue as well as the related accounts receivable. The Company will recognize these revenues if the payments are received and collection is thus assured. The Company also determined that it is appropriate to recognize as an asset the related costs of products sold, net of an estimated reserve for potential loss, until such time as the revenue is recognized, product is returned or these product costs are considered unrealizable and are written off. Costs related to these transactions have been capitalized in the amount of $3.3 million for the three months ended March 31, 2008.  The Company has reduced these capitalized costs with a reserve for potential loss in the amount of $0.8 million for the three months ended March 31, 2008 to estimate the potential cost that may be unrecoverable.  This reserve was recorded in cost of goods sold.  In connection with the reduction in revenue, the Company reversed commission expense included in selling, general and administrative expenses related to shares to be issued to Apro Media, since these shares are issued only in connection with the recognition of the revenue.

Liquidity and Capital Resources:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt. The Company currently has limited capital resources, has incurred significant historical losses and has negative cash flows from operations and has minimal current period revenues. At March 31, 2009, the Company had approximately $964 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $960,000 were due February 28, 2009, $1,900,000 were due March 31, 2009 and $250,000 are due on June 17, 2009 and certain convertible notes in the amount of $1,000,000 are due December 13, 2009.  Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai Syscomm Corp. (“Hyundai”), Apro Media Corp. (“Apro”) and others.  There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Summary of significant recent financing transactions:

On August 22, 2008, the Company entered into an Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred, warrants issued in connection with the preferred stock, exercisable for 5,000,000 shares of common stock of MSGI and put options exercisable for 5,000,000 shares of common stock of MSGI. Enable recently acquired the Series H Preferred Stock, Warrants and Options pursuant to a private transaction with third parties.

In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The Redemption Payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock.  The balance of the funds held in the restricted cash accounts of $800,000 was released to MSGI for working capital purposes (See Note 3).

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

Effective January 1, 2009, the Company entered into addendum agreements to certain term notes payable with certain lenders, which issued new warrants and additional shares of common stock and revised the maturity date to March 31, 2009. The Company issued an additional 204,420 shares of common stock and warrants to purchase an additional 204,420 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant. Effective February 1, 2009, the Company entered into an addendum to a certain term note payable with an additional lender which, at execution of the addendum, the Company issued 400,000 shares of common stock as well as revised the maturity date of this note to February 28, 2009. As of March 31, 2009, no further addendums have been executed with any of these lenders. While the various notes payable are technically in default at this time, none of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable.

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. As an incentive for Enable to issue these convertible promissory notes, the Company and Enable entered into a certain warrant exchange agreement whereby Enable has been granted the right to exchange all warrants held from previous transactions into 10,000,000 shares of common stock of the Company. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase (See Note 3).

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

The majority of our revenues in 2008 were derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of March 31, 2009.  Revenues for services are recognized upon completion and acceptance of customer specified services.

The Company had certain shipments of products to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date in fiscal 2009 due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. Through March 31, 2009, these factors have not yet been met.  These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in “Costs of product shipped to customers for which revenue has not been recognized” as of June 30, 2008, but have been fully reserved and expensed to the statement of operations as costs of good sold as of March 31, 2009.

Costs of product shipped to customers for which revenue has not been recognized

As of March 31, 2009, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 or to date in fiscal 2009. The Company has also recorded a full reserve against these product costs in the aggregate amount of approximately $5.4 million, of which $4.1 million was recorded during the nine month period ended March 31, 2009. This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have now been fully reserved. The Company remains confident that certain payment will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payments from the customers.  However, there can be no assurances that this will occur.

Accounts receivable and allowance for doubtful accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At March 31, 2009 and June 30, 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA (see Note 11).

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2009 and June 30, 2008.

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at March 31, 2009 and June 30, 2008.

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 22,260,950 and 7,087,677 shares for the periods ended March 31, 2009 and 2008, respectively were not included in the computation of diluted loss per share as they are anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 14,351,048 for the period ended March 31, 2008 were not included in the computation of diluted loss per share as they are anti-dilutive as a result of net losses during the period presented.  These amounts do not include any securities issuable under the Hyundai and Apro agreements, as such amounts are considered “contingently issuable,” and do not include any securities under the convertible debt agreements as the impact would be anti-dilutive.

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

In June 2008, the FASB finalized EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides a framework to determine if an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company will examine any potential derivative liabilities that may be inherent in its financial instruments and will adopt EITF 07-5 for its fiscal year beginning on July 1, 2009. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on the consolidated financial statements of the Company.

3.  SECURITIES EXCHANGE TRANSACTIONS

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock, which had a fair value of $6,700,000 on August 22, 2008 (see Note 12). Enable recently acquired the Series H Preferred Stock, Warrants and Put Options pursuant to a private transaction with third parties. In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture (the 8% Notes) due May 21, 2010 in the principal amount of $4,000,000 (see Note 6), a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 was released to MSGI for working capital purposes. In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries.  The net effect of this transaction resulted in a gain of $1,700,000.

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with Enable. Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase. A non-cash interest expense of approximately $700,000 representing the fair market value of the committed shares has been recognized, and a corresponding accrued liability has been booked by the Company, as of March 31, 2009. This accrued liability will be adjusted to market value at the end of each reporting period. No shares of common stock have been issued under this exchange agreement as of March 31, 2009.

4. DEPOSITS ON TECHNOLOGY LICENSES

During the three month period ended March 31, 2009, the Company expended $175,000 as deposits with a certain U.S. governmental agency for the rights to license technologies from the agency. The Company has entered into negotiations for a long-term relationship with this agency and intends to bring such technologies to commercial markets. These deposits are non-refundable should such relationship and/or licenses not be successfully attained. A formal and definitive agreement has not yet been executed with the certain agency, but the Company expects that such agreement will be executed in the quarter ended June 30, 2009.

5. INVESTMENTS

Current Technology Corporation

The Company currently has a $2 million investment in Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The Company owns 20 million shares of the common stock of Current Technology, which represents approximately 13% ownership of its outstanding common stock. The Company recorded the investment on a cost method of accounting.

In addition, the Company held warrants to purchase 20,000,000 additional shares of common stock of Current Technology Corporation with an exercise price of $0.15 per share.  In August 2008, MSGI entered into a Securities Exchange Agreement with holders of the Company’s Series H Preferred stock and other instruments.  In connection with this exchange, the warrants to purchase 20,000,000 additional shares of common stock of Current Technology were assigned to the parties to this agreement  (See Note 3).

In addition, as part of this investment transaction, Current Technology is to outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 59% ownership interest).  No such transactions between MSGI and Celevoke have occurred during the nine months ended March 31, 2009 or to date.

6. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of March 31, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2009, net of discount	Carrying Amount at June 30, 2008, net of discount
8% Debentures	May 21, 2010	$4,000,000	$3,995,297	$4,703	$62
8% Notes	May 21, 2010	4,000,000	--	4,000,000	---
Total				$4,004,703	$62

8% Notes

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI (See Note 3).  In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Notes are not due until the maturity date.  The investors can convert the principal amount of the 8% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Notes is currently at $0.25.

Total interest expense for the nine months ended March 31, 2009 and 2008 in connection with this note was approximately $200,000 and $0, respectively.

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during the nine months ended March 31, 2009.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Debentures are not due until the maturity date.  The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Debentures is currently at $0.25.

In connection with this debt, the note holders have warrants for the purchase of up to 7,142,852 shares of common stock, exercisable over a five-year period at an exercise price of $0.50.  These warrants can be exchanged by the holder for shares of common stock of the Company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time and none have been issued to date.

In fiscal 2008, the Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received.  Therefore, the total discount was limited to $5 million.    The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital.  The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.   On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of March 31, 2009.

The 8% Debentures and the Warrants have anti-dilution protections.  The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2009 and 2008 in connection with this note was approximately $435,000 and $740,000, respectively.

7.   6% CALLABLE CONVERTIBLE NOTES PAYABLE

The 6% Callable Convertible Notes Payable consist of the following as of March 31, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2009, net of discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	December 13, 2009	$1,000,000	$990,047	$9,953	$100
6% April Notes	April 4, 2010	1,000,000	996,937	3,063	55
Total				$13,016	$155

6% Notes

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.  There were no conversions during the period ended March 31, 2009.

The 6% Notes have a single balloon payment of $1,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations.  The conversion price of the 6% Notes is currently at $0.25.  The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.  The warrants are exercisable through December 2013.  The exercise price of the warrants is $0.50 per share. These warrants can be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time and none have been issued to date.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of March 31, 2009.

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2009 and 2008 in connection with this note was approximately $100,000 and $963,000 respectively.

6% April Notes

On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1.0 million aggregate principal amount of Callable Secured Convertible Notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years. These warrants can be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time and none have been issued to date.

The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 4, 2010 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations.  The conversion price of the 6% April Notes is currently $0.25.

The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received.  Therefore, the total discount was limited to $1 million.  The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010.  Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of March 31, 2009.

The payment obligation under the April Notes may accelerate if payments under the April Notes are not made when due or upon the occurrence of other defaults described in the April Notes.

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

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2009 and 2008 in connection with this note was approximately $87,000 and $129,000, respectively.

8.  OTHER NOTES PAYABLE AND ADVANCES

Other Notes Payable consists of the following as of March 31, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2009,net of discount	Carrying Amount at June 30, 2008, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$-	$960,000	$960,000
Convertible Term Notes – short term	March 31, 2009	1,900,000	-	1,900,000	1,900,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	-	250,000	-
Total			-	$3,110,000	$2,860,000

Convertible Term Notes payable

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to their current maturity dates of February 28, 2009 and March 31, 2009. While the various notes payable are technically in default at this time, none of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable. There are no guarantees that the Company will successfully execute the proposed addendum extensions with the various lenders.

Warrants to purchase up to an aggregate of 100,000 shares of common stock of the Company were issued to the lenders in conjunction with these notes. The warrants have a term of 5 years and carry an exercise price of $1.38 per share. The Company allocated the aggregate proceeds of the term notes payable between the warrants and the Notes based on their fair values, which resulted in a discount of $80,208, which was fully amortized in fiscal 2008.

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

In addition, the terms of certain of the Amendments to the Loan Agreements called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share.  As of June 30, 2008, a total of 284,717 warrants were issued to the note holders, 33,218 warrants with an exercise price at $0.60 per share and the remaining at an exercise price of $0.50 per share.  These warrants were subsequently cancelled with the October 2008 addendum and replaced with other warrants and stock issued.  In addition, there were 520,000 shares of common stock issued in fiscal 2008 in connection with these addendums.

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

Effective January 1, 2009, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes, which issued new warrants and additional shares of common stock and extended the maturity date to March 31, 2009. The Company issued an additional 204,420 shares of common stock and warrants to purchase an additional 204,420 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant. Effective February 1, 2009, the Company entered into an additional addendum agreement with the fourth lender with regard to its held Note, which issued 400,000 shares of common stock to the lender and extended the maturity date of this Note to February 28, 2009.

The net effect of all of the addendums to these term notes during the nine months ended March 31, 2009, was the issuance of 834,420 warrants at an exercise price of $0.50 and 1,762,991 shares of common stock.  The stock was determined to have a fair value of $407,545 for the nine months ended March 31, 2009, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $32,347, which includes an offset of the value of the cancelled warrants previously recorded. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the nine months ended March 31, 2009.

The following assumptions were used in the Black-Scholes model for the warrants for the nine months ended March 31, 2009:

Expected term (years)	3
Dividend yield	0%
Expected volatility	143% - 200%
Risk-Free interest rate	0.98-2.12%
Weighted average fair value	$0.21

Total interest expense, including the warrants and stock issued above, was approximately $827,000 and $148,000 for the nine months ended March 31, 2009 and 2008, respectively.

10% Convertible Term Notes payable

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. Total interest expense was approximately $1,000 and $0 for the nine months ended March 31, 2009 and 2008, respectively.  The notes have a maturity date of June 17, 2009.  As an inducement to Enable to enter into the Convertible Term Notes, the Company entered into a Warrant Exchange Agreement with Enable (see Note 3). The remaining terms of the 10% notes carry the same provisions as the 8% Debentures in Note 6.

Advances

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the nine months ended March 31, 2009, the Company received an additional $76,950 from Apro Media, bringing the aggregate to $276,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which has not yet occurred.

During the nine months ended March 31, 2009, the Company received funding in the amount of approximately $171,000 from a certain corporate officer. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

During the nine months ended March 31, 2009, the Company received funding in the amount of approximately $60,000 from certain third parties. There is no interest expense associated with these advanced fundings and they are to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

The Company has not imputed interest on the above advances since it would not be material.

9.  STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

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

There were no stock options granted during the nine months ended March 31, 2009 or 2008.  As of March 31, 2009, 1,025,000 options are outstanding, of which 1,008,333 are exercisable.  The stock based compensation expense related to stock options for the nine months ended March 31, 2009 and 2008 was approximately $219,000 and $376,000, respectively. As of March 31, 2009, there is no intrinsic value for these outstanding options.  The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the statements of operations. As of March 31, 2009, non-vested compensation cost that has not yet been recognized was approximately $7,000, which is expected to be recognized over a weighted average period of approximately 1.25 years.

During fiscal 2007, the Company had approved the issuance of 100,000 shares of common stock to an officer at the end of one year and an additional 100,000 shares of common stock to the officer at the end of two years.  The Company has accounted for this additional stock award as a liability, under SFAS 123R, which had a value of approximately $5,500 as of March 31, 2009, related to the last 100,000 shares to be awarded.  The Company recorded an expense for this award of approximately $1,000 and $66,000 for the nine months ended March 31, 2009 and 2008, respectively

Warrants:

As of March 31, 2009, the Company has 21,235,950 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.50 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the three months ended September 30, 2008, the Company issued 715,283 five-year warrants to certain lenders in relationship to the addendum agreements (see Note 8). These warrants carry an exercise price of $0.50. A fair market value of $194,727 for these warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended September 30, 2008.

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

During the three months ended March 31, 2009, the Company issued an additional 204,420 warrants. A fair market value of $15,955 for these new warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended March 31, 2009.

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with Enable. Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase. A non-cash interest expense of approximately $700,000 representing the fair market value of the committed shares has been recognized, and a corresponding accrued liability has been booked by the Company, as of March 31, 2009. This accrued liability will be adjusted to market value at the end of each reporting period. No shares of common stock have been issued under this exchange agreement as of March 31, 2009.

Common Stock Transactions:

During the nine months ended March 31, 2009, the Company issued 100,000 shares of common stock to an officer of the Company as a bonus, resulting in a non-cash compensation charge of $63,000. This compensation charge was fully accrued for in fiscal 2008, so there was no impact to the current period.  In addition, the Company had previously approved the issuance of 100,000 shares of common stock to the officer, which are due to the officer in May 2009. The Company has accounted for this additional stock as a liability, under SFAS 123R, in the amount of $5,542 as of March 31, 2009.

During the nine months ended March 31, 2009, the Company issued 1,762,991 shares of its common stock to a certain private institutional lenders in relation to a series of addendums executed to the lenders’ short term loan agreements. The shares carried a fair market value of $407,545 and this amount was expensed as additional non-cash interest during the period.

10.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of March 31, 2009 and June 30, 2008 consist of the following:

	March 31, 2009	June 30, 2008
Salaries and benefits	$218,238	$136,487
Payroll taxes and penalties	1,489,816	1,341,746
Fair value of shares to be issued to Apro	10,148	62,336
Warrant exchange liability	700,000	-
Audit and tax preparation fees	189,755	280,352
Interest	1,628,539	716,857
Taxes	32,907	32,907
Board fees	74,750	52,996
Rent	75,010	-
Other	104,904	131,907
Total	$4,524,067	$2,755,588

The Company has not filed or paid payroll taxes during fiscal 2007, 2008 or 2009 to date.

11. CERTAIN KEY RELATIONSHIPS

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

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai.  The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006.  No transactions under this agreement have occurred as of and through March 31, 2009 or to date and therefore there have been no warrants vested under this agreement.

Relationship with Apro Media Corporation

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (Apro or Apro Media) for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of contract, MSGI would acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement.  In accordance with the Agreement, MSGI was to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro was to provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the stated revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI. The contract required working capital of at least $5 million due to considerable upfront expenses including a $2.5 million payment by MSGI to Apro Media, which was made on May 31, 2007, for the proprietary system development requirements of the Fortune 100 client and the formation of a staffed production and customer service facility and warehouse.

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

As of June 30, 2008, the Company had shipped product to various customers in the aggregate of approximately $1.6 million under the Apro sub-contract agreement. These shipments have not been recognized as revenue in fiscal 2008 or to date in fiscal year 2009.  In addition inventory costs related to these transactions have been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized as of June 30, 2008 and these costs have been fully reserved and written off as of December 31, 2008. See Note 2 for further details.

On August 22, 2008, MSGI negotiated an acceleration of both its sub-contracting agreements with Hyundai and Apro, through Hirsch Capital Corp., the San Francisco based private equity firm operating Hyundai Syscomm and Apro Media. Under the accelerated terms, MSGI would endeavor to build up to a platform with the potential to generate approximately $100 million in expected annual gross revenue supporting several of the largest commercial businesses in Korea (see Daewoo sub-contract below). As part of this expansion MSGI may become the beneficiary of various technology transfers. These new assets are expected to include Hi-Definition Video Surveillance systems, Hi-Definition DVR systems and emerging RFID Technology.  Based upon its commitment to expand MSGI to a potential run rate of $100 million in annual gross revenue, Hirsch Capital will have the right to earn shares of MSGI as indicated under the Apro sub-contracting and distribution agreement referenced above. There have not yet been any business transactions under this new contract, and there can be no assurances that this proposed level of revenues can or will be attained.

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

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity. The Company recognized $100,000 in revenues during the nine months ended March 31, 2008 under this arrangement. No such revenue has been recognized during the nine months ended March 31, 2009.

12. SERIES H CONVERTIBLE PREFERRED STOCK AND PUT OPTION

On January 10, 2008, the Company entered into a Preferred Stock Agreement Transaction with certain institutional investors (the Buyers), which consisted of a Series H Preferred Stock, warrants and a put option agreement. The Company received proceeds of $5 million, of which a portion was used to make a significant investment in Current Technology Corporation (see Note 5).

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

On August 22, 2008, the Company entered into a Securities Exchange Agreement (see Note 3) with the holders of the Series H Convertible Preferred Shares and Put Options. The effect of this transaction was to fully cancel and redeem the Series H Preferred Stock, certain warrants and the Put Option agreements in exchange for other securities issued.  Therefore, as of March 31, 2009, there are no shares of the Series H Preferred Stock outstanding, as well as there is no liability related to the put option.

13. OTHER COMMITTMENTS

On February 9, 2009, Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI entered into a 90-day bridge loan agreement with a lender yielding net proceeds of $240,000, which has been amended to an 180-day loan. Certain personal assets of Mr. Barbera were used as senior collateral. The Company also provided a full guarantee and certain Company assets were used as junior collateral. The Board of Directors of the Company approved the transaction during a meeting held on February 6, 2009. The net proceeds of the bridge loan were used primarily for a new business venture on behalf of the Company as well as to meet short-term working capital requirements of the Company. The Company has given no consideration to Mr. Barbera for this personal guarantee of the bridge loan. The Company has determined that there is no liability required as of March 31, 2009 in order to reflect the guarantee provided by the Company as it is reasonably assured that this loan will be repaid by Mr. Barbera.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three and nine-month periods ended March 31, 2009 and 2008.  This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2008.

Restatement

As disclosed in the Company’s Annual Report as filed on Form 10-KSB dated June 30, 2008 and filed on November 14, 2008, certain amounts reported for the three and nine month periods ended March 31, 2008 have been restated. During the three month period ended March 31, 2008, the Company recognized and reported approximately $4.0 million in revenues and corresponding accounts receivable, as well as related costs of products sold of approximately $3.3 million. These revenues and associated costs of products sold were derived solely from the Company’s relationships with Hyundai Syscomm Corp, Apro Media Corp. and Hirsch Capital Corp. Since that time, the Company has experienced difficulties in collection of the corresponding accounts receivable. The Company subsequently determined that these shipments and related billings did not meet all the criteria for GAAP revenue recognition at March 31, 2008 due to collectibility not being reasonably assured among other factors. Therefore, this represented an error, in retrospect, as these revenues should not have been recognized in the quarter ended March 31, 2008, thus requiring the reversal of the revenue as well as the related accounts receivable. The Company will recognize these revenues if the payments are received and collection is thus assured. The Company also determined that it is appropriate to recognize as an asset the related costs of products sold, net of an estimated reserve for potential loss, until such time as the revenue is recognized, product is returned or these product costs are considered unrealizable and are written off. Costs related to these transactions have been capitalized in the amount of $3.3 million for the three months ended March 31, 2008.  The Company has reduced these capitalized costs with a reserve for potential loss in the amount of $0.8 million for the three months ended March 31, 2008 to estimate the potential cost that may be unrecoverable.  This reserve was recorded in cost of goods sold.  In connection with the reduction in revenue, the Company reversed commission expense included in selling, general and administrative expenses related to shares to be issued to Apro Media, since these shares are issued only in connection with the recognition of the revenue.

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

The majority of our revenues in 2008 were derived from the shipment of product, without installation or maintenance requirements by us, and accordingly revenue is recognized upon shipment, when the above criteria have been met. Revenue for maintenance contracts are deferred and recognized over the term of the maintenance period. There was no deferred revenue as of March 31, 2009. Revenues for services are recognized upon completion and acceptance of customer specified services.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date in fiscal 2009 due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors.  Through March 31, 2009, these factors have not yet been met.  These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized as of June 30, 2008, but have been fully reserved and expensed to the statement of operations as costs of good sold as of March 31, 2009. The Company is currently engaged in vigorous collection activities regarding the various amounts due and the Company remains confident that payment will be forthcoming and that income will be recognized at such time.  However, there can be no assurances that this will occur.

Costs of product shipped to customers for which revenue has not been recognized:

As of June 30, 2008 and March 31, 2009, the Company has capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 or to date in fiscal 2009. The Company has also recorded a full reserve against these product costs in the amount of approximately $5.4 million, of which $4.1 million was recorded during the nine month period ended March 31, 2009. This reserve estimates the potential costs that may be unrecoverable. As stated above, the Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have been now fully reserved. The Company remains confident that certain payments will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment from the customers.  However, there can be no assurances that this will occur.

Accounts Receivable and Allowance for Doubtful Accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At March 31, 2009 and June 30, 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA.

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

The Company follows the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at March 31, 2009 and June 30, 2008.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principles Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2009 and June 30, 2008.

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

In June 2008, the FASB finalized EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 provides a framework to determine if an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock and would thus meet the first part of a scope exception from classification and recognition as a derivative instrument. EITF 07-5 is effective for fiscal years beginning after December 15, 2008.  The Company will examine any potential derivative liabilities that may be inherent in its financial instruments and will adopt EITF 07-5 for its fiscal year beginning on July 1, 2009. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on the consolidated financial statements of the Company.

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

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. Under this agreement, at March 31, 2009, the Company has invested a total of $2 million and owns 20 million shares of the common stock of Current Technology, which represents approximately 15% ownership of their outstanding common stock.  In addition, the Company held warrants to purchase 20 million additional shares of common stock.  As of March 31, 2009, the Company has an option to invest an additional $500,000 under the original agreement terms. In August 2008, the 20 million warrants were assigned to a third party as part of a Securities Exchange Agreement involving the Company’s Preferred Stock.

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

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. As an incentive for Enable to issue these convertible promissory notes, the Company and Enable entered into a certain warrant exchange agreement whereby Enable has been granted the right to exchange all warrants held from previous transactions into 10,000,000 shares of common stock of the Company. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase.

Results of Operations for the Three Months Ended March 31, 2009, Compared to the Three Months Ended March 31, 2008

The Company reported revenues of $141,000 during the three months ended March 31, 2009 (the Current Period), which were the result of performing consulting services for one client. The Company reported no revenues during the three months ended March 31, 2008 (the Prior Period).  Such service contracts occur occasionally, and therefore the timing of revenue recognition is unpredictable.

The Company realized no costs of good sold during the Current Period as the only costs related to the revenue transaction were salaries that are reported below. There were costs of goods sold of approximately $823,000 reported in the Prior Period. The costs realized in the Prior Period represented a reserve associated with certain capitalized product costs for goods that were shipped to customers as of March 31, 2008 but for which revenue had not yet been recognized. This reserve estimated the potential costs that may be unrecoverable.

Research and development expenses of approximately $88,000 in the Prior Period represent payments to a third party engineering firm for services associated with the development of encrypted wireless technologies. These research and development efforts ceased during the fiscal year ended June 30, 2008.

Salaries and benefits of approximately $211,000 in the Current Period were approximately $141,000 or 40.0% less than those expenses of approximately $352,000 in the Prior Period. This decrease is primarily the result of reductions to compensation of certain executives.

Selling, general and administrative expenses of approximately $223,000 in the Current Period decreased by approximately $892,000 or 80% from comparable expenses of approximately $1,115,000 in the Prior Period. This decrease is due primarily to a reduction in expense for investor relations, accounting fees, transaction fees, office expenes and travel related costs offset by an increase in rent expenses. A non-cash credit for the value of shares to be issued to Apro Media in the amount of approximately ($19,000) was realized in the Current Period. This credit represents a reduction in the market value of the shares to be issued to Apro. A similar credit of approximately ($39,000) was realized in the Prior Period.

As a result of the above, loss from operations of approximately $296,000 in the Current Period decreased by approximately $2.1 million from comparable loss from operations of $2.4 million in the Prior Period.

Non-cash expenses for the revaluation of the fair value of the put option in the amount of approximately $1.2 million were realized in the Prior Period. These expenses related to recognition by the Company of the fair value of the put options issued with the Convertible Series H Preferred Stock, above the amount of gross proceeds of the issuance of the stock.

Interest expense of approximately $1.2 million in the Current Period represents an increase of approximately $0.7 million from expenses of approximately $0.5 in the Prior Period. This increase is due primarily to the recognition of interest expense related to the Fair Market Value of the shares to be issued to Enable per the Exchange Agreement. Of the approximately $1.2 million in interest expense in the Current Period, approximately $889,000 was non-cash in nature. The non-cash interest in the Prior Period was approximately $337,000.

As a result of the above, net loss of approximately $1.5 million in the Current Period decreased by approximately $2.5 million from comparable net loss of approximately $4.0 million in the Prior Period.

Results of Operations for the Nine Months Ended March 31, 2009, Compared to the Nine Months Ended March 31, 2008

The Company reported $141,000 in revenues during the nine months ended March 31, 2009 (the Current Period) which were the result of consulting services provided to one client. Revenues from the sale of products of approximately $3.8 million for the nine months ended March 31, 2008 (the Prior Period) were directly attributed to transactions introduced to us through Apro Media, and a referral fee of $100,000 associated with the Coda Octopus Group arrangement.

Costs of goods sold in the Current Period of approximately $4.1 million increased by approximately $0.4 million compared to costs of goods sold of approximately $3.7 million in the Prior Period. These costs in the Current Period represent a reserve against certain product costs (see Note 2). This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have been now fully reserved. The Company remains confident that payment will be forthcoming and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment from the customers. However, there can be no assurances that this will occur. These costs in the Prior Period represent the actual cost of product shipped to clients and customers under the Apro sub-contract. The 28% gross margin recognized under the product sale in the Prior Period is within the range expected for transactions referred to us by Apro.

Research and development expenses of approximately $88,000 in the Prior Period represent payments to a third party engineering firm for services associated with the development of encrypted wireless technologies. These research and development efforts ceased during the fiscal year ended June 30, 2008.

Salaries and benefits of approximately $0.9 in the Current Period decreased by approximately $0.2 million from salaries and benefits of approximately $1.1 million in the Prior Period. This decrease is primarily the result of reductions to compensation of certain executives.

Selling, general and administrative expenses of approximately $1.1 million in the Current Period decreased by approximately $2.5 million or 69% from comparable expenses of $3.6 million in the Prior Period. This decrease is due primarily to a reduction in expense for the value of shares due to Apro, investor relations, accounting fees, office expenses and travel related costs offset by increases in consulting fees, legal fees and rents. A non-cash credit for the value of shares to be issued to Apro Media in the amount of approximately ($52,000) was realized in the Current Period. This credit represents a reduction in the market value of the shares to be issued to Apro. An expense of approximately $1.1 million was realized in the Prior Period.

Depreciation and amortization expenses of approximately $11,000 were realized in the Current Period and represent a decrease of approximately $12,000 from comparable expenses during the Prior Period. This decrease is primarily the result of reductions in amortization as all intangible assets have been fully amortized in the Prior Period.

As a result of the above, loss from operations of approximately $6.0 million in the Current Period increased by approximately $1.4 million from comparable loss from operations of $4.6 million in the Prior Period.

During the Current Period, the Company recognized expenses for adjustments to the fair market value of certain put options of $150,000. Non-cash expenses for the revaluation of the fair value of the put option in the amount of approximately $1.2 million were realized in the Prior Period. These expenses related to recognition by the Company of the fair value of the put options issued with the Convertible Series H Preferred Stock, above the amount of gross proceeds of the issuance of the stock.

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

Interest expense of approximately $2.6 million in the Current Period represents a decrease of approximately $7.8 million from expenses of approximately $10.4 in the Prior Period. This decrease is due primarily to a reduction in non-cash interest expenses derived from the amortization of certain debt discounts. Of the approximately $2.6 million of interest in the Current Period, approximately $1.2 million is non-cash in nature. Approximately $9.1 million of the $10.4 million in interest expense during the Prior Period was non-cash in nature.

As a result of the above, net loss of approximately $7.0 million in the Current Period decreased by approximately $9.1 million from comparable net loss of approximately $16.1 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current period revenues. At March 31, 2009, the Company had approximately $964 in cash and no accounts receivable and a working capital deficit of $10.8 million. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $1,900,000 are due March 31, 2009, one promissory note in the amount of $960,000 was due on February 28, 2009 and others of $250,000 are due on June 17, 2009, as well as certain convertible notes in the amount of $1,000,000 are due December 13, 2009. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai, Apro and others.  Further, there can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The Company recognized a net loss of approximately $7.0 million in the nine month period ended March 31, 2009. Cash used in operating activities was approximately $1.3 million. Cash used in operating activities principally resulted from our operating loss, offset by increases in accrued liabilities and decreases in accounts receivable. Cash used in operating activities in the Prior Period was approximately $5.9 million.

In the Current Period, net cash of approximately $1.4 million was provided by financing activities.  Net cash provided by financing activities consisted of restricted cash that was released to the Company in connection with the August 22, 2008 securities exchange transaction, certain promissory notes and non-interest bearing advances provided by strategic partners and an officer of the Company. In the Prior Period there was approximately $5.8 million received from financing activities as a result of the issuance of certain term notes and preferred stock.

Debt

The Company does not have any credit facilities as of March 31, 2009.  Debt obligations as of March 31, 2009 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at March 31, 2009, net of discount
8% Debentures	May 21, 2010	4,000,000	8%	4,703
8% Notes	May 21, 2010	4,000,000	8%	4,000,000
6% Notes	Dec. 13, 2009	1,000,000	6%	9,953
6% April Notes	April 4, 2010	1,000,000	6%	3,063
Term Notes short-term	February, 28, 2009 and March 31, 2009	2,860,000	18%	2,860,000
10% Term Notes short-term	June 17, 2009	250,000	10%	250,000
Advances from Apro Media	N/A	276,950	N/A	276,950
Advances from corporate officer	N/A	171,369	N/A	171,369
Advances - other	N/A	60,000	N/A	60,000

As of March 31, 2009, the Company has the following debt commitments outstanding:

Callable Secured Convertible Note financing

8% Notes

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI (See Note 3).  In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Notes are not due until the maturity date.  The investors can convert the principal amount of the 8% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Notes is currently at $0.25.

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.  There were no conversions during the period ended March 31, 2009.

The 8% Debentures have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Payments of principal and interest under the Debentures are not due until the maturity date. The investors can convert the principal amount of the 8% Debentures into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations, at a conversion price of $0.25.  In connection with this debt, the note holders have warrants for the purchase of up to 7,142,852 of common stock exercisable over a five-year period at an exercise price of $0.50. These warrants can be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009. The shares will be issued to the holders of the exchanged warrants over time.

6% Notes

On December 13, 2006, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000.  The 6% Notes have a single balloon payment due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% Notes into common stock of the Company at a conversion rate of $0.25, provided certain conditions are met, and each conversion is subject to certain volume limitations.  During fiscal 2008, certain note holders fully converted $1 million of principal and related accrued interest.  Therefore, as of March 31, 2009, only $1 million of principal balance of this debt remains outstanding.

6% April Notes

On April 5, 2007 MSGI issued $1.0 million aggregate principal amount of callable secured convertible notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 5, 2010 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% April Notes into common stock of the Company at a conversion rate of $0.25, provided certain conditions are met, and each conversion is subject to certain volume limitations.

Convertible Term Notes

On December 13, 2007, the Company entered into four short-term notes. These promissory notes provided proceeds totaling $2.86 million to the Company.  The initial maturity date of these notes was April 15, 2008, which the Company did not meet.  The Company has entered into several amendments with these note holders and the current maturity date is March 31, 2009, except for one note, which now has a February 28, 2009 maturity date. There can be no assurances that these notes can be paid or further negotiated. While the various notes payable are technically in default at this time, none of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable.

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

10% Convertible Notes

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share.

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

Advance from corporate officer

During the period ended March 31, 2009, the Company received funding in the amount of $171,369 from a corporate officer. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. There is no interest expense associated with this advanced funding and this is to be repaid to the officer upon collection of the certain accounts receivable, which has not yet occurred.

Advance from Other Sources

During the nine month period ended March 31, 2009, the Company received funding in the amount of $60,000 from a third party lenders. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. There is no interest expense associated with this advanced funding and this is to be repaid to the officer upon collection of the certain accounts receivable, which has not yet occurred.

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have identified several material weaknesses and, as a result, have concluded that the Company's disclosure controls and procedures as of March 31, 2009 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MSGI SECURITY SOLUTIONS, INC. (Registrant)

Date: May 20, 2009	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III Chief Accounting Officer (Principal Financial Officer)