Form 10-K
period 2009-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2009-10-13
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

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

Yes ☒ No  ☐

 Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not herein, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐    Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

As of December 30, 2008, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,218,514.

As of September 30, 2009, there were 39,005,805 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

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

Item 1. Description of Business

General

MSGI Security Solutions, Inc. (MSGI or the Company) is a provider of proprietary solutions to commercial and governmental organizations. The Company is developing a global combination of innovative emerging businesses that leverage information and technology. The Company is headquartered in New York City where it serves the needs of counter-terrorism, public safety, and law enforcement and is developing new technologies in nanotechnology and alternative energy as a result of its recently formed relationship with The National Aeronautics and Space Administration (NASA).

The Company’s Strategy

The Company seeks business and growth opportunities through strategic relationships and sub-contract relationships where its experience and expertise in coordinating and implementing security and other technologies may be employed.

At the current time, the MSGI strategy is focused on the collaboration between the Company and NASA in an effort to commercialize various revolutionary technologies developed by NASA in the fields of nanotechnology and alternative energy. The Company’s initial areas of focus are in the use of chemical sensors or nano-sensing technology and in the use of nanotechnologies geared towards scalable alternative energy solutions which may help provide more efficient operations in yielding lower electricity costs than conventional energy sources.

Under the partnership efforts with NASA, the Company plans to form a number of majority owned subsidiaries, each of which will hold the rights to a specific technology and each will also serve as a vehicle for investment capital. The Company will also function as a co-developer capacity with NASA and will collaborate with several academic institutions including Carnegie Mellon University, Stanford University and the University of California, Berkley in these efforts.

Background

The Company was originally incorporated in Nevada in 1919.

The Company had acquired or formed several direct marketing and related companies. Due in part to decreased market demands and limited capital resources, the Company disposed or ceased operations of all such companies. The following acquisitions and dispositions occurred during the past four years:

Date	Name of Company Acquired / Ownership Interest	Service Performed

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

August 2005	Acquired additional equity in Innalogic, LLC bringing total ownership stake to 84%	Designs and deploys content-rich software products for a wide range of wireless mobile devices.

January 2007	Excelsa S.p.A. filed for bankruptcy. The investment, originally acquired in December 2004, was fully impaired.

April 2007	Entered into a license agreement with CODA Octopus, Inc. (CODA) where by MSGI will receive a royalty on sales of products by CODA using the Innalogic proprietary technology.

January 2008 – April 2008	Investments in Current Technology Corp. for a total original interest of 12.6%.	Provider of GPS systems and services for security both for the civilian and military markets.
May 2009	Surrender of a portion of the Investments in Current Technology Corp. bringing total interest to approximately 9.5%

Liquidity

The Company has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and capital expenditure requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Significant portions of our notes payable are past due or due within the next twelve months, and we do not have adequate capital to pay such debts. Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with NASA and others, and whether we can adequately fund and commercialize any such technologies. There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2009 under the sub-contract relationship with Apro Media Corp and such relationship has ceased.  There are no assurances that any further or currently anticipated capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

We have historically financed (and refinanced) our operations with several debt issuances. Notes payable at June 30, 2009 and 2008 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2009, net of discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	Dec. 13, 2009	1,000,000	6%	$45,940	$ 100
6% April Notes	April 4, 2010	1,000,000	6%	11,630	55
8% Debentures	May 21, 2010	4,000,000	8%	19,891	62
8% Notes	May 21, 2010	4,000,000	8%	4,000,000	-
Term notes short-term	December 31, 2009	400,000	18%	400,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	—
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	200,000
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	70,000	—
Short term borrowings from officer of the Company	N/A	167,062	N/A	167,062	—
Short term borrowings from others	N/A	60,000	N/A	60,000	—

		$13,607,062		$7,691,473	$3,060,217

*These notes are past due, and are now due on demand.

During the year ended June 30, 2009, the Company closed one financing transaction. During the year ended June 30, 2008, the Company closed on two financing transactions. Modifications to existing debt instruments and new instruments entered into during 2009 are described below. See description of the accounting implication of certain features of these notes in the Notes to the Consolidated Financial Statements.

Term Notes
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to their current maturity dates of February 28, 2009 for one note, March 31, 2009 for one note and December 31, 2009 for the remaining two notes. While two notes payable are technically in default at this time, neither of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable. There are no guarantees that the Company will successfully execute the proposed addendum extensions with the various lenders. As a result of the technical defaults, the interest rates are now 18%

Warrants to purchase up to an aggregate of 100,000 shares of common stock of the Company were issued to the lenders in conjunction with these notes. The warrants have a term of 5 years and carry an exercise price of $1.38 per share. The Company allocated the aggregate proceeds of the term notes payable between the warrants and the Notes based on their fair values, which resulted in a discount of $80,208, which was fully amortized in fiscal 2008.

Between April 30, 2008 and April 1, 2009, the Company executed a series of Amendments to the Term Notes, which extended the payment terms for the term notes through February 28, 2009 for one lender, March 31, 2009 for a second lender and December 31, 2009 for the remaining two lenders. Due to the default event, commencing on April 15, 2008, the interest rate is now at the default interest rate of 18% on all four notes.  Also, two of the holders now have the right to convert their notes at a rate of $0.51 per share while the remaining two have a right to convert their notes at a rate of $0.25.

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

Effective April 1, 2009, the Company entered into additional addendum agreements with two out of four lenders with regard to their respectively held Notes, which issued new warrants and additional shares of common stock and extended the maturity date to December 31, 2009.  The Company issued an additional 221,195 shares of common stock and warrants to purchase an additional 221,195 shares of common stock, at an exercise price of the greater of $0.25 or market value on the date of the grant.

The net effect of all of the addendums to these term notes during the year ended June 30, 2009, was the issuance of 1,055,615 warrants at an exercise price ranging from $0.25 to $0.50 and 1,984,186 shares of common stock.  The stock was determined to have a fair value of $420,749 for the year ended June 30, 2009, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $44,987, which includes an offset of the value of the cancelled warrants previously recorded. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the year ended June 30, 2009.

Exchange of Series H Preferred Stock and Put Options
On January 10, 2008, the Company entered into a Preferred Stock Agreement Transaction with certain institutional investors (the Buyers), which consisted of a Series H Preferred Stock, warrants and a put option agreement. The Company received proceeds of $5 million, of which a portion was used to make a significant investment in Current Technology Corporation (see Note 5).

The Company issued 5,000,000 shares of the Series H Convertible Preferred Stock, par value $0.01 per share.  The preferred stock shall rank on a pari passu basis with the holders of the common stock in event of liquidation, therefore there is no liquidation preference to the preferred stockholders. The preferred stock is not entitled to any dividends.  The preferred stock is convertible at the holder’s election into common stock at a conversion rate of $1.00 per share.

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

Concurrently, the Company entered into the five-year Put Option Agreement with the Buyers pursuant to which the Buyers may compel the Company to purchase up to 5 million common shares (or equivalent preferred shares) at an initial put price per share of $1.20 which is in effect beginning July 10, 2008 through January 10, 2009. At each January anniversary date of the agreement, the put price increases $0.20 over the prior year put price until the put price is $2.00 in the last year of the put option agreement.  The Buyers cannot exercise the options under the Put Option agreement until July 10, 2008.  The Buyers are initially limited to a Maximum Eligible Amount, as defined in the agreement, of shares that can be put which is initially 1/6 of the total 5 million shares, which increases by 1/6 on each monthly anniversary.  The put option agreement also contains a put termination price, which is initially set at $2.00 for the period of July 10, 2008 through January 10, 2009 and then increases by approximately $0.33 for each anniversary year of the contract until it reaches $3.33 at the end of the contract.  There are also certain other limitations, as defined within the agreement.

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

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock, which had a fair value of $6,700,000 on August 22, 2008 (see Note 12). In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture (the 8% Debentures) due May 21, 2010 in the principal amount of $4,000,000 (see Note 6), a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 was released to MSGI for working capital purposes. In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries.  The net effect of this transaction resulted in a gain of $1,700,000, recognized during the year ended June 30, 2009.

Advances

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the year ended June 30, 2009, the Company received an additional $6,950 from Apro Media, bringing the aggregate to $206,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $70,000 from Current Technology Corp. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred

During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from a certain corporate officer. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $60,000 from certain third parties. There is no interest expense associated with these advanced fundings and they are to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

The advances have no stated maturity dates, and are considered payable on demand.  The Company has not imputed interest on the above advances since it would not be material.

Industry

The primary industries in which our companies have historically operated are homeland security and international public safety. In the United States and abroad, homeland security and public safety are not purely separate areas, but rather law enforcement, fire departments, civil defense organizations and medical response teams are a crucial segment of any crisis situation, and work together with multiple government agencies to manage and resolve emergency situations. The Company believes its products and services work throughout the chain of threat prevention, detection, dissuasion, management and resolution to expedite the collection and dissemination of data in a secure fashion to field agents and decision-makers. The Company believes that its new relationship with NASA will serve to broaden its capacities in these areas as well as diversify the range of products and services available and, thus, open the Company to new markets and industries.

Services Offered by MSGI and its Subsidiaries
Further, MSGI has also historically acquired controlling interests in early-stage, early growth technology and software development businesses. These identified emerging firms are led by entrepreneurs and management teams that have “bleeding edge” products, but lack the infrastructure, business relationships and financing that MSGI can offer. The Company will typically seek to acquire a 51% controlling interest in the target company for a combination of cash and securities. The target company generally must agree to a ratchet provision by which the Company’s stake increases up to another 25% for failure to reach first years expectations. MSGI generally retains a right of first refusal in the event that any of the minority parties in the various companies receives an unsolicited offer for their interests in the business. To the extent these target companies do not meet MSGI’s continuing expectations; the Company will generally dispose of its interests in such operations.

Relationship with The National Aeronautics and Space Administration:

The Company’s collaborative relationship with NASA was begun in August 2009 with the execution of a Space Act Agreement (SAA) forming a partnership between MSGI and the Ames Research Center (ARC) located at Moffet Field in California. The purpose of this collaboration between MSGI and NASA is to develop new prototype chemical sensors using NASA’s nano-sensor technology to meet MSGI’s need in sensor commercialization in security, biomedical and other areas. This sensor technology platform could potentially be used in efforts such as chemical leak detection and hazardous material detection. MSGI intends to develop this technology for commercial applications, homeland security applications, and medical diagnostic applications for type I diabetes (acetone detection) at first and possibly other applications in future years. There can be no assurances that we will be successful in commercializing such applications.

In August 2009, the Company announced the formation of its first subsidiary for NASA based technology. The subsidiary, named Nanobeak Inc. (Nanobeak) is a nanotechnology company focused on carbon based chemical sensing for gas and organic vapor detection. Some potential space and terrestrial applications for this technology include cabin air monitoring onboard the Space Shuttle and future spacecraft, surveillance of global weather, forest fire detection and monitoring, radiation detection and various other critical capabilities. The commercial applications of these nanotech chemical sensors relate specifically to efforts in Homeland Security and defense, medical diagnostics and environmental monitoring and controls. Nanobeak seeks to offer products in each of these market sectors beginning in the current fiscal year ending June 30, 2010, but the timing of such offers may be effected by unforeseen difficulties in development and commercialization efforts. In September 2009, the Company announced that it is launching its first product derived from the NASA nanotechnology, a handheld testing and detection device for diabetes that uses breath instead of blood. Nanobeak intends to take the handheld sensor from prototype to commercial production and international distribution. The Company, through Nanobeak, plans to engage in product testing in conjunction with a major hospital network in the United States, followed by licensing discussions with the top multinational pharmaceutical companies.

In September 2009, the Company announced the formation of its second subsidiary for NASA based technology. Andromeda Energy Inc. (Andromeda) will be focused on scalable alternative energy solutions employing NASA developed nanotechnology. These technologies operate more efficiently than current technologies and therefore yield significantly lower electricity costs per watt than conventional energy systems and sources. The Company has already been approached with potential partnerships in the planned deployment of this new technology, primarily from various major corporations located in the People’s Republic of China. The Company will be required  to reimburse certain estimated costs to be incurred by NASA in further development of these technologies.

Former Relationships with Hyundai Syscomm Corp. and Apro Media Corp.:

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

There have been no business transactions under the Sub-Contract or License agreement as of June 30, 2009 or to date and the Company currently is not anticipating any in the near future. This business relationship has now ceased.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP (GCA), of Mountain View, California, to represent the Company in potential legal action against Hyundai and others. Subsequently, the Company, through GCA, filed suit in United States District Court, Northern District of California naming Hyundai, among others, as a defendant. The Company seeks restitution for breach of contract, among other allegations.

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

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement which such revenues were subsequently reversed. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro pursuant to this agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008, and was reflected as a liability in our Consolidated Balance Sheet at June 30, 2008.  A credit of $62,336 was realized to the Consolidated Statement of Operations during the year ended June 30, 2009, as reversal for this accrual, relative to the fact that the Company has initiated legal action against Apro and, as such, considers the transactions to be null and void and has no further obligation. As such, the remaining shares will not be issued.  The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was approximately $1.1 million.

The Company had additional shipments and corresponding billings to clients in the aggregate of approximately $1.6 million resulting from activities under the Apro sub-contract agreement during the fiscal year ended June 30, 2008. These shipments have not been reported as revenue during the fiscal year ended June 30, 2008 due to issues surrounding collectibility of payment and other factors and therefore, these transactions did not meet the criteria for revenue recognition as of June 30, 2008 or to date.

In addition, the Company had additional shipments and corresponding billings to clients of approximately $4.9 million during the year ended June 30, 2008, that was not directly attributable to the Apro sub-contract, but was as a result of direct and indirect referrals from Apro and entities related to Apro. These shipments have not been reported as revenue during the fiscal year ended June 30, 2008 due to issues surrounding collectibility of payment and other factors and therefore, these transactions did not meet the criteria for revenue recognition as of June 30, 2008 or to date. These shipments will also be recognized as revenue, as well as billings reflected as an asset, if the payments are received.  Inventory costs related to these transactions were reported on the balance sheet in “Costs of product shipped to customers for which revenue has not been recognized” and these costs have been fully reserved and written off as of June 30, 2009 (see Note 2).

Subsequent to the year ended June 30, 2008, the Company negotiated an acceleration to the sub-contract agreements with Hirsch Capital Corp., the private equity firm operating both Hyundai and Apro. Under the accelerated terms, the Company expected to increase its business with Apro by supporting several of the largest commercial businesses in Korea with products and services. The Company also expects that this renewed relationship will bring additional sales to a certain Fortune 100 defense contractor as well. As part of this business expansion, the Company expects to become the beneficiary of various technology transfers including, but not limited to, Hi-Definition video surveillance systems, Hi-Definition digital video recording devices and emerging RFID technology.  The Company has $400,000 of product shipments to Hirsch Group, LLLP, an affiliate of this private equity firm, as well as has shipped an additional $4,000,000 of product under agreements and referrals from Hirsch Group, LLLP during fiscal 2008.  However, none of these shipments have been reported as revenue, as discussed above.  These transactions have not resulted in the realization of revenues or profits, and the relationships have effectively ceased.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP (GCA), of Mountain View, California, to represent the Company in potential legal action against Apro and others. Subsequently, the Company, through GCA, filed suit in United States District Court, Northern District of California, naming Hyundai, among others, as a defendant. The Company seeks restitution for breach of contract, among other allegations.

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

Innalogic SafePassage(tm) is an embedded application software that installs within firmware at the SOC level and is used to secure the transmission of IP or packet data in a wireless network environment. Innalogic’s “Embedded Modular Cryptography Platform” (EMCP) integrates on the application, transport, and link layers. Devices, such as PDAs, handheld computers, and video cameras, using EMCP - EA, can operate with strong encryption in a wireless network. EMCP - EA secures wireless data transfer on small devices to support real-time wireless network applications like audio and video feeds, financial transaction processing, and other types of confidential data transmissions.

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

During the year ended June 30, 2009, there were no product sales by the Innalogic subsidiary. During the year ended June 30, 2008, the Company recognized $100,000 of referral fee revenue from CODA, in connection with the above License Agreement with CODA. As of June 30, 2009, $60,000 of the fiscal 2008 referral fee remains uncollected and the Company has a full reserve for this balance in allowance for doubtful accounts.

Currently, the Company is focusing on new business development and agreements under the Corporate office of MSGI Security Systems, Inc.  While the Innalogic products are still current products of the Company, the Company does not expect any sales of these products in the near future, but there may be long term opportunities.

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

Currently, the Company is focusing on new business development and agreements under the Corporate office of MSGI Security Systems, Inc.  While the FDL products are still current products of the Company, the Company does not expect any sales of these products in the near future, but there may be long term opportunities.

Client Base

The Company’s potential clients include private and public-sector organizations focused on homeland security, law enforcement, and military and intelligence operations that support anti-terrorism and national security interests, medical service providers, and energy service producers and providers. The firm’s clients will come from a broad range of sectors and industries, and include law enforcement agencies, federal/state/regional agencies and institutions, judicial organizations, oil/gas businesses, commercial properties, banking and financial institutions, hotels, casinos, retail, warehousing and transportation entities, recreational facilities and parks, environmental agencies, industrial firms, loss prevention/investigation agencies, disaster site surveillance firms, bodyguard services, property management, building contractors, construction companies, hospitals and clinics, health care service providers and energy producers and providers. To date we have provided our technology to various private and public sector organizations, both domestically and abroad. We have generated revenues from such deployments, while some deployments were trial-basis demonstrations. Our ability to deliver our technology to customers is hindered by our liquidity and resource issues.

Competition

Our most recent business development efforts involve the new relationship with NASA. Because the nanotechnologies to be developed and marketed in conjunction with NASA are cutting-edge and newly emerging, it is difficult to determine exactly which other organizations will be our direct competitors in the various industries and markets in which we shall enter and perform.

In our historical business operations, there have been several companies deploying wireless video technologies and covert surveillance tools. Only a handful, however, are doing so with wireless product offerings aimed exclusively at the homeland security and public safety markets. It has been difficult to identify direct competitors of the Company in terms of the Company’s core competencies and basic market positioning. The competitors that come closest to mirroring the Company’s business model are Gans & Pugh Associates, Inc., a developer of wireless systems that employ traditional radio frequency technologies; Verint Systems, Inc., a provider of analytic software-based solutions for video security which competes against the Company in one of its service areas - assessing network-based security relative to Internet and data transmissions from multiple communications networks; and Vistascape, a provider of a security data management solution that integrates the monitoring and management of security hardware and software products.

Facilities

The Company leases all of its real property. Facilities for its headquarters are in New York City. The Company also leases space in San Francisco, California for use in its developing relationship with The National Aeronautics and Space Administration. The Company believes that its remaining facilities are in good condition and are adequate for its current needs, however, to the extent that the burgeoning relationship with NASA, we may need to seek additional facilities and resources. The Company currently leases the facilities for both its headquarters in New York City and its California office on a month-to-month basis, but expects to execute a long-term lease agreement in the near future. The Company plans to relocate its headquarters to the San Francisco Bay area during the third quarter of the fiscal year ending June 30, 2010.

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

Research and Development

The Company recognizes research and development costs associated with certain product development activities.  The Company realized no such expenses during the year ended June 30, 2009. The Company realized expenses of $88,200 during the fiscal year ended June 30, 2008 for costs associated with development of RFID technologies related to the Apro Media relationship.

Employees

At June 30, 2009, the Company and its majority owned subsidiaries employed approximately three persons on a full-time basis. Additionally, two individuals were engaged on a consulting basis. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement.

Item 1A. Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

We cannot be certain of the Company's ability to continue as a going concern.

The Company currently has severely limited capital resources and has incurred significant historical losses and negative cash flows from operations. The Company has historically engaged in the execution of various convertible debt instruments, which have raised significant working capital. A significant portion of such instruments are due on demand or with in the next 12 months, and the Company does not currently have the resources to pay such instruments.  The Company has expended or committed a considerable portion of the capital raised through the various debt instruments in the relationship and business operations with Hyundai and Apro and such relationships have now ceased. In addition, the Company has instituted cost reduction measures, including the reduction of workforce and corporate overhead. The Company believes that its recently acquired collaborative relationship with NASA should yield future commercial opportunities, however, there can be no assurances that this will occur. The Company will need to raise additional capital to finance its new operations and repay its existing debts, and there can be no assurances that the Company can raise additional funds or such funds will be on terms acceptable to the Company. Failure of the new businesses to generate such sufficient future cash flow could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

We compete against entities that have significantly greater name recognition and resources than we do, that may be able to respond to changes in customer requirements more quickly than we can and that are able to allocate greater resources to the marketing of their products.

The security industry is highly competitive and has become more so over the last several years as security issues and concerns have become a primary consideration at both government and private facilities worldwide. Competition is intense among a wide ranging and fragmented group of product and service providers, including security equipment manufacturers, providers of integrated security systems, systems integrators, consulting firms and engineering and design firms and others that provide individual elements of a system, some of which are larger than us and possess significantly greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products that meet customer requirements or are otherwise superior to our products and may be able to more effectively market their products than we can because of the financial and personnel resources they possess. We cannot assure investors that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially and adversely affected.

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

we are unable to improve our existing products on a timely basis;

our new products are not introduced on a timely basis;

we incur budget overruns or delays in our research and development efforts; or

our new products experience reliability or quality problems.

The focus of our key management staff may be diverted by efforts in the legal actions against Apro, Huyndai and others.

 The Company has recently engaged legal representation and has filed suit against Apro, Hyundai and certain other entities and individuals in an effort to recover damages to MSGI resulting from the alleged actions by these companies and individuals. In this effort,  the management staff may be placed in a situation where its attention is diverted from development and commercialization efforts with NASA to the requirements of these legal proceedings.

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

Our relationship with NASA may not develop as we have expected, which may cause the Company to lose all or a portion of our investment.

Our collaboration with NASA may be jeopardized if we have difficulty in assimilating the personnel, operations, technology and software with our newly formed subsidiaries. In addition, the key personnel of NASA or other potential partners may decide to leave their respective companies and positions.  If we make other types of acquisitions, we could have difficulty in integrating the acquired products, services or technologies into our operations.  These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses.

We may face risks associated with potential acquisitions, investments, strategic partnerships or other ventures, including whether such transactions can be located, completed and the other party integrated with our business on favorable terms.

Although the Company continues to devote significant efforts to improving its current operations and profitability, the success of the Company's business strategy may depend upon the acquisition of complimentary businesses. No assurances can be made that the Company will be successful in identifying and acquiring such businesses or that any such acquisitions, if consummated, will result in operating profits. In addition, any additional equity financing required in connection with such acquisitions may be dilutive to stockholders, and debt financing may impose substantial additional restrictions on the Company's ability to operate and raise capital. In addition, the negotiation of potential acquisitions may require management to divert its time and resources away from the Company's operations.

The Company periodically evaluates potential acquisition opportunities, particularly those that could be material in size and scope. Acquisitions involve a number of special risks, including:

the focus of management's attention on the assimilation of the acquired companies and their employees and on the management of expanding operations;

the incorporation of acquired businesses into the Company's service line and methodologies;

the increasing demands on the Company's operational systems;

adverse effects on the Company's reported operating results;

the amortization of acquired intangible assets; and

the loss of key employees and the difficulty of presenting a unified corporate image.

                The largest asset on our books at June 30, 2009 is our investment in Current Technologies, Inc. (“Current”).   During 2008, the Company owned approximately 18% of the common stock of Current, and warrants to acquire an additional 20% of the ownership in Current. The company also entered into a subcontract agreement with Current designed to provide sales opportunities for both entities.  However, to date, we have not received any sales opportunities from such relationship.  We have had to reduce our investment in Current to meet other obligations, such that at June 30, 2009 we own 13% of the common stock of Current, on a fully diluted basis.  We may not be able to influence the business relationships as a result of the decline in ownership. Further, the value of the investment in Current may decline, or we may not be able to realize its carrying value, if we are required to dispose of the common stock at unfavorable terms.

We may have problems raising money we need in the future.

We will require additional capital, especially in light of our recent business developments. We may, from time to time, seek additional funding through public or private financing, including debt or equity financing. We cannot assure you that adequate funding will be available as needed or, if it is available, that it will be on acceptable terms. If additional financing is required, the terms of the financing may be adverse to the interests of existing stockholders, including the possibility of substantially diluting their ownership position.

Our business is difficult to evaluate because our financial statements do not reflect the operations of our recently developed business relationships.

Most recently, we have entered into the collaboration with NASA and have subsequently formed new operating subsidiaries. Therefore, our historical operating results may not be indicative of our future operating results. Our financial statements do not reflect such activities, are not comparable to our historical financial statements, nor do they give a clear indication of our future performance.

The requirements of being a public company may strain our resources and distract management.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934 and the Sarbanes-Oxley Act of 2002. These requirements may place a strain on our systems and resources. The Securities Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting.  These requirements necessitate that the Company have adequate accounting and internal audit staffing in order to ensure that compliance is achieved and maintained.  The Company is required to be in compliance by the period ended June 30, 2010.  The Company does not currently have any dedicated internal audit staff and current internal audit capabilities are limited.  In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, as we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, or engage appropriate consulting services in order to reach and maintain compliance, we cannot assure you that we will be able to do so in a timely fashion.

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

the effect of the change of business mix on profit margins;

the timing of additional selling, general and administrative expenses to support new business;

the costs and timing of the completion and integration of acquisitions, sales of assets and investments;

the timing of sales of assets;

the cyclical elements of our clients' industries;

the demand for our products and services;

the market acceptance of new products and services;

specific economic conditions in the electronic surveillance industry; and

general economic conditions.

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

Given the nature of our potential customers and products, we may receive relatively large orders for products from a relatively small number of customers. Consequently, a single order from one customer may represent a substantial portion of our sales in any one period and significant orders by any customer during one period may not be followed by further orders from the same customer in subsequent periods. Our sales and operating results are subject to very substantial periodic variations. Since quarterly performance is likely to vary significantly, our results of operations for any quarter are not necessarily indicative of the results that we might achieve for any subsequent period. Accordingly, quarter-to-quarter comparisons of our operating results may not be meaningful.

The price of our stock has been volatile.

The market price of our common stock has been, and is likely to continue to be, volatile, experiencing wide fluctuations. Such fluctuations may be triggered by:

differences between our actual or forecasted operating results and the expectations of securities analysts and investors;

announcements regarding our products, services or technologies;

announcements regarding the products, services or technologies of our competitors;

developments relating to our patents or proprietary rights;

specific conditions affecting the electronic surveillance industry;

sales of our common stock into the public market;

general market conditions; and

other factors.

In recent years the stock market has experienced significant price and volume fluctuations which have particularly impacted the market prices of equity securities. Some of these fluctuations appear unrelated or disproportionate to the operating performance of many companies. Future market movements may adversely affect the market price of our stock.

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

subjecting us to significant liability for damages;

resulting in invalidation of our proprietary rights;

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

Future sales of our shares could adversely affect its stock price.

As of September 30, 2009, there were 39,005,805 shares of our common stock outstanding, of which approximately 28,052,000 shares are freely tradable without restriction under the Securities Act or are eligible for sale in the public market without regard to the availability of current public information, volume limitations, manner of sale restrictions, or notice requirement under Rule 144(k), and does not include any shares held by or purchased from persons deemed to be our "affiliates" which are subject to certain resale limitations pursuant to Rule 144 under the Securities Act. The remaining shares of common stock outstanding are eligible for sale pursuant to rule 144 under the Securities Act. Since June 30, 2009, the Company has issued 14,590,500 shares of common stock. Of these shares, 5,800,000 were issued under a certain Warrant Exchange Agreement, 500,000 were issued pursuant to a certain short-tem note, 45,500 were issued pursuant to certain addendum to short-terms loans and 8,245,000 were issued to a variety of service providers for services to be rendered.

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

The Company is headquartered in New York City where it maintains approximately 3,200 square feet of office space. We lease approximately 1,200 square feet, which is equipped to fully meet the needs of our corporate finance office. This lease runs on a month-to-month basis with a monthly rent of $8,500. The Company also leases approximately 1,000 square feet of space for office use in San Francisco. This lease runs on a monthly basis with a monthly rent of $3,800. It is anticipated by the Company that we will be vacating the space in New York during the third quarter of the fiscal year ending June 30, 2010 and we will be taking additional space in the San Francisco area when our headquarters are relocated and as the relationship with NASA develops further.

Item 3. Legal Proceedings

Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP, of Mountain View, California, to represent us in possible action against Hyundai Syscomm Corp., Apro Media Corp., Hirsch Capital Corp. and other entities and individuals. Subsequently, the Company filed suit in United States District Court, Northern District of California, alleging, among other faults, fraud, breach of contract and unfair business practices. The Company seeks financial relief and compensation for the alleged actions of the parties named in the action. The engagement agreement calls for GCA to be compensated for all fees incurred on a contingent basis, pending outcome of the lawsuit, and, further, calls for the Company to issue 50,000 shares of common stock of the Company to each of the two partners managing the legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

N/A

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on the “over the counter bulletin board” (OTC:BB) under the symbol “MSGI.OB”. The following table reflects the high and low sales prices for the Company’s common stock for the fiscal quarters indicated, as furnished by the OTC:BB:

		Low	High
Fiscal 2009
	Fourth Quarter	$0.03	$0.12
	Third Quarter	0.03	0.20
	Second Quarter	0.07	0.26
	First Quarter	0.20	0.54
Fiscal 2008
	Fourth Quarter	$0.17	$0.75
	Third Quarter	0.60	1.05
	Second Quarter	0.86	1.89
	First Quarter	0.47	1.64

As of June 30, 2009, there were approximately 902 registered holders of record of the Company’s common stock.

The Company has not paid any cash dividends on any of its capital stock in at least the last eight years. The Company intends to retain future earnings, if any, to finance the growth and development of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Select Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition and

•	Costs of Product Shipped to Customers for which Revenue has not been Recognized

•	Accounts Receivable and Allowance for Doubtful Accounts

•	Accounting for Income Taxes

•	Equity based compensation

•	Debt instruments and the features / instruments contained therein

•	Investments in non-consolidated entities

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount and amortization of long lived assets, deferred tax valuation allowance, valuation of stock options, warrants and debt features and the allowance for doubtful accounts. Actual results could differ from those estimates

Revenue Recognition:

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Revenues are reported upon the completion of a transaction that meets the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured.  Since the Company has a limited number of revenue transactions, that are each unique to each customer, the Company reviews each transaction to determine that all revenue criteria are met.

Our revenues for the year ended June 30, 2009 were derived from consulting services provided to third parties.

The Company had certain shipments to various customers associated with our Apro relationships during fiscal 2008 in the aggregate of approximately $6.4 million that were not recognized as revenue in fiscal 2008 due to certain revenue recognition criteria not being met as of June 30, 2008, related to the assurance of collectability among other factors.  These transactions will be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, has been fully met. Therefore, there is no revenue or related accounts receivable recorded for these transactions in 2008 or 2009. Inventory costs related to these transactions for which revenue has not been recognized had been reported on the consolidated balance sheet in Costs of product shipped to customers for which revenue has not been recognized.  As of June 30, 2009, the value of all such inventory has been fully reserved and written off, as the revenue transactions has not yet been recognized and there is litigation to attempt to recover some of the damages that we suffered as a result of such transactions.

Costs of product shipped to customers for which revenue has not been recognized

As of June 30, 2008, the Company had capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers associated with our Apro relationships as of June 30, 2008 but for which revenue has not yet been recognized.  The Company had also recorded a reserve against these product costs in the amount of approximately $1.4 million. During the fiscal year ended June 30, 2009, the Company recorded an additional reserve of approximately $4.0 million, thus fully reserving the entire capitalized balance of approximately $5.4 million.  We have instituted a law suit to recover soe of the damages that we suffered as a result of such transactions.

 Accounts Receivable and Allowance for Doubtful Accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectability the Company considers factors such as historical collections, a customer’s credit worthiness, and age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services.

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

The Company follows the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption did not have an effect on the consolidated financial statements and there is no liability related to unrecognized tax benefits at June 30, 2009.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principles Board No. 14 (“APB 14”), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2009.

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

Hyundai
In September and October of 2006, the Company entered into various agreements with Hyundai Syscomm Corp, a California Corporation, (“Hyundai”).  Under the License Agreement and the Subscription agreement, the Company provided for the sale of 900,000 shares of the Company’s common stock upon receipt of a $500,000 fee under the License Agreement. The three-year Sub-Contracting Agreement with Hyundai allows for MSGI and its affiliates to participate in contracts that Hyundai and/or its affiliates now have or may obtain hereafter, where the Company’s products and/or services for encrypted wired or wireless surveillance systems or perimeter security would enhance the value of the contract(s) to Hyundai or its affiliates. There have been no business transactions under the Sub-Contract or License agreements to date. The Company has subsequently named Hyundai as a defendant in a legal action taken in the State of California and currently views any and all contracts and agreements with Hyundai in breach.

Apro Media
On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of the contract, MSGI will acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. The Company has subsequently named Apro as a defendant in a legal action taken in the State of California and currently views any and all contracts and agreements with Apro in breach.

CODA
On April 1, 2007 the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a royalty on sales of products using the Innalogic proprietary technology. In connection with such transaction, CODA assumed certain development and operations responsibilities of the Innalogic entity.

Major recent financing transactions
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory to fulfill various purchase orders referred to us by Apro. These notes have been amended at various times and now bear interest at 18% per annum. As of June 30, 2009, these short-term notes remain outstanding to the four lenders, and all are due on demand and are classified as current liabilities on the consolidated balance sheet.

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

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. Under this agreement, at March 31, 2009, the Company has invested a total of $2 million and owns 20 million shares of the common stock of Current Technology, which represents approximately 13% ownership of their outstanding common stock.  In addition, the Company held warrants to purchase 20 million additional shares of common stock.  As of June 30, 2009, the Company has an option to invest an additional $500,000 under the original agreement terms. In August 2008, the 20 million warrants were assigned to a third party as part of a Securities Exchange Agreement involving the Company’s Preferred Stock. During the year ended June 30, 2009, the Company was forced to surrender 5,000,000 shares of common stock in Current Technology as part of an amendment to a loan agreement associated with an advance from an officer (see Note 5).

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

During 2009 and 2008, the Company received net proceeds of approximately $167,000 and $0 of advances from officers and others, which have no stated interest rate or maturity date.

Results of Operations Fiscal 2009 Compared to Fiscal 2008

For the year ended June 30, 2009 (the Current Period), the Company realized revenues in the amount of $282,000 from consulting service provided to third parties.

For the year ended June 30, 2008 (the Prior Period), the Company realized revenues in the amount of approximately $3.8 million from the sales of products through our relationship with Apro Media Corp., a $100,000 royalty fee / referral fee income generated from the CODA Octopus Group, Inc., and $128,000 for consulting services. The Company had additional shipments and corresponding billings to various customers in the aggregate of approximately $6.5 million, which have not been recognized as revenues in fiscal 2008 or fiscal 2009 to date as a result of issues surrounding collectibility. In addition, the $6.5 million of billings have been reversed and are not reflected as of June 30, 2008 or 2009.  Of these shipments, approximately $1.6 million were from shipments of products through our relationship with Apro and approximately $4.9 million were from shipments to other customers referred to us by Apro.

Costs of goods sold of approximately $4.1 million in the Current Period were the result of the Company recording a reserve for potential loss in recognition of potential recovery issues surrounding costs associated with product shipped to customers during the Prior Period for which revenue has not yet been recognized due to recognition criteria on the transactions having not been met. These costs are not associated with the revenue realized during the Current Period.

Costs of goods sold of approximately $4.2 million in the Prior Period consisted primarily of the expenses related to acquiring the components required to provide the specific technology applications ordered by individual customers. The Company classified as an asset approximately $5.4 million in costs associated with the product shipped during the Prior Period due to the revenue recognition criteria on these transactions have not been met. The Company recorded a reserve for potential loss of approximately $1.4 million in recognition of potential recovery issues for certain of such transactions, which is included in costs of goods sold for the Prior Period. The gross profit realized on individual commercial sales averaged 26% for transactions for product shipments, with the revenue for the referral and consulting fee raising the overall gross profit to the 30%.  This was offset with the reserve against the product costs, which created the negative gross margin since there was no revenue recognized in fiscal 2008 against these transactions. The Company has commenced litigation against the parties to such transaction for breach of contract.

Research and development expenses were approximately $88,000 in the Prior Period and related to the development of RFID technologies. There were no such costs realized in the Current Period. The Company ceased much of its operations as it re-focused its business relationships from Apro/Hyundai to NASA related technologies.

Salaries and benefits of approximately $1.1 million in the Current Period decreased by approximately $1.2 million from salaries and benefits of approximately $2.3 million in the Prior Period. Salaries and benefits decreased primarily due to accruals of additional payroll taxes, penalties and interest booked in the Prior Period by the Company, which were not realized during the Current Period.

Selling, general and administrative expenses of approximately $1.4 million in the Current Period decreased by approximately $3.1 million or 69% from comparable expenses of $4.5 million in the Prior Period. The decrease is due primarily to the cost of shares issued to Apro in connection with the Company’s sub-contract agreement, which resulted in an expense of approximately $1.1 million in the Prior Period versus a credit of approximately $62,000 in the Current Period, as well as reductions in investor relations of approximately $1.0 million, professional fees such as legal and accounting of approximately $0.6 million, office expenses of approximately $0.1 million and travel and entertainment expenses of approximately $0.2 million. The Company ceased much of its operations as it re-focused its business relationships from Apro/Hyundai to NASA related technologies.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $15,000, which represented a decrease of approximately $12,000 from comparable expenses of approximately $27,000 in the Prior Period. This variance is the result of certain intangible assets being fully amortized during the Prior Period.

Interest income of approximately $13,000 in the Current Period increased over interest income of approximately $6,000 in the Prior Period due primarily to the Company holding larger average cash balances during the course of the Current Period than that of the Prior Period.

Interest expense of approximately $2.7 million in the Current Period decreased by approximately $8.9 million from interest expense of approximately $11.6 million in the Prior Period. The expenses in the Prior Period were due primarily to the effect of certain repricing transactions during the year affecting certain debt instruments and the adjustments to the values of certain equity instruments granted to note holders. The non-cash component of interest expense was approximately $1.5 million in the Current Period as compared to $9.8 million in the Prior Period.

Non-cash expenses for the revaluation of the fair value of the put option in the amount of approximately $1.6 million were realized in the Prior Period. These expenses related to recognition by the Company of the fair value of the put options issued with the Convertible Series H Preferred Stock, above the amount of gross proceeds of the issuance of the stock. An additional non-cash expense or approximately $150,000 was realized in the Current Period, such that an aggregate loss of $1.7 million has been recognized since inception. This aggregate loss was offset by a gain of approximately $1.7 million in the Current Period upon cancellation and redemption of the Series H Preferred Stock. There is no outstanding Series H Preferred Stock as of June 30, 2009.

The non-cash loss on debt guarantee realized during the Current Period was the result of the forfeiture of a portion of the Company’s investment in Current Technology Corporation under the guarantee of a certain bridge loan agreement, which was entered into by Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI (see Note 16) ), and for which a portion of the proceeds were used to advance funds to the Company. The Company surrendered 5,000,000 shares of common stock of Current Technology Corporation at a carrying value of $500,000. The Company has no further guarantee obligations under the bridge loan agreement.

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

As a result of the above, net loss attributable to common stockholders of approximately $8.0 million in the Current Period decreased by approximately $12.2 million from comparable net loss of $20.2 million in the Prior Period.

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. At June 30, 2009, the Company had approximately $700 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. A significant portion of our promissory notes and and other notes payable are past due or due within the next 12 months.  Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with NASA and others. There can be no assurance as to the timing of when we will receive amounts due to us for products shipped to customers prior to June 30, 2009, and we have commenced litigation to attempt to recover damages. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

The transactions described below were entered into after June 30, 2009, and will impact our liquidity:

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matures on August 30, 2009. In addition, the Company is obligated to issue 500,000 shares of common stock to the lender as additional consideration to enter into the note agreement. The shares were issued to the lender in September 2009. As of the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, there has been no claim of default by the lender and the Company is currently in negotiations with the lender for an extension to the terms of the note. There is no guarantee that the Company will be successful in this effort. Since June 30, 2009, the Company has issued 14,590,500 shares of common stock. Of these shares, 5,800,000 were issued under a certain Warrant Exchange Agreement, 500,000 were issued pursuant to a certain short-tem note, 45,500 were issued pursuant to certain addendum to short-terms loans and 8,245,000 were issued to a variety of service providers for services to be rendered.

Analysis of cash flows during fiscal years ended June 30, 2009 and 2008:

The Company realized a net loss of approximately $8.0 and $20.2 million in the Current Period and Prior Period, respectively. The net loss includes approximately $2.3 million and $13.4 million of non-cash charges to our statement of operations in the Current and Prior Periods, respectively.  Cash used in operating activities was approximately $1.3 and $6.3 million in the Current Period and Prior Period, respectively. Net cash used in operating activities in the Current Period principally resulted from the net loss regognized, in addition to a gain on a securities exchange agreement of approximately $1.7 million, offset by non-cash adjustments and increases in accounts payable and accrued liabilities. We believe the impairment to the working relationships with Hyundai and Apro, as a result of the alleged negligent actions of Hyundai, Apro and others, and the resulting inability to collect receipts on invoices presented to customers, will result in the delay of receipts of funds until such time as the current legal actions are either adjudicated or settled.  As a result, we have continued to stretch payments to our vendors and employees, have not filed or paid payroll taxes and have had to renegotiate several debt obligations.

During the Current Period, the Company used net cash of approximately $0.2 million in investing activities related primarily to our deposits on technology licenses with NASA.  In the Prior Period, the Company used net cash of approximately $2.0 million in investing activities related to our investment in Current Technology.

Leases: The Company currently leases various office spaces under month-to-month leases. There are currently no equipment leases. The Company incurs all costs of insurance, maintenance and utilities.

Financing activities - Debt and Advances:

Debt obligations are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2009, net of discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	Dec. 13, 2009	1,000,000	6%	$45,940	$100
6% April Notes	April 4, 2010	1,000,000	6%	11,630	55
8% Debentures	May 21, 2010	4,000,000	8%	19,891	62
8% Notes	May 21, 2010	4,000,000	8%	4,000,000	—
Term notes short-term	December 31, 2009	400,000	18%	400,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	—
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	200,000
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	70,000	—
Short term borrowings from officer of the Company	N/A	167,062	N/A	167,062	—
Short term borrowings from others	N/A	60,000	N/A	60,000	—
		$13,607,062		$7,691,473	$3,060,217

*These notes are due on demand.

As of June 30, 2009, the Company has the following debt commitments outstanding:

Callable Secured Convertible Note financing

8% Notes
On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI. In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Per the terms of the Notes, interest is due on a quarterly basis, beginning on October 1, 2008. The investors can convert the principal amount of the 8% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Notes is currently at $0.25.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during the year ended June 30, 2009.

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

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received.  Therefore, the total discount was limited to $5 million.    The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital.  The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.   On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of June 30, 2009.

The 8% Debentures and the Warrants have anti-dilution protections.  The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.  There were no conversions during the year ended June 30, 2009.

The 6% Notes have a single balloon payment of $1,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations.  The conversion price of the 6% Notes is currently at $0.25.  The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.  The warrants are exercisable through December 2013.  The exercise price of the warrants is $0.50 per share. These warrants can be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009. The shares will be issued to the holders of the exchanged warrants over time and an aggregate of 500,000 shares have been issued under this agreement as of June 30, 2009.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of June 30, 2009.

6% April Notes
On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1.0 million aggregate principal amount of Callable Secured Convertible Notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years. These warrants can be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009. The shares will be issued to the holders of the exchanged warrants over time and an aggregate of 500,000 shares have been issued under this agreement as of June 30, 2009.

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

The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received.  Therefore, the total discount was limited to $1 million.  The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010.  Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of June 30, 2009.

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

Convertible Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory associated with the Apro transactions. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to their current maturity dates of February 28, 2009 for one note, March 31, 2009 for one note and December 31, 2009 for the remaining two notes. While two notes payable are technically in default at this time, neither of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable. There are no guarantees that the Company will successfully execute the proposed addendum extensions with the various lenders.

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

Between April 30, 2008 and April 1, 2009, the Company executed a series of Amendments to the Term Notes, which extended the payment terms for the term notes through February 28, 2009 for one lender, March 31, 2009 for a second lender and December 31, 2009 for the remaining two lenders. Due to the default event, commencing on April 15, 2008, the interest rate is now at the default interest rate of 18% on all four notes.  Also, two of the holders now have the right to convert their notes at a rate of $0.51 per share while the remaining two have a right to convert their notes at a rate of $0.25.

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

Effective April 1, 2009, the Company entered into additional addendum agreements with two out of four lenders with regard to their respectively held Notes, which issued new warrants and additional shares of common stock and extended the maturity date to December 31, 2009.  The Company issued an additional 221,195 shares of common stock and warrants to purchase an additional 221,195 shares of common stock, at an exercise price of the greater of $0.25 or market value on the date of the grant

The net effect of all of the addendums to these term notes during the year ended June 30, 2009, was the issuance of 1,055,615 warrants at an exercise prices ranging from $0.25 to $0.50 and 1,984,186 shares of common stock.  The stock was determined to have a fair value of $420,749 for the year ended June 30, 2009, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $44,987, which includes an offset of the value of the cancelled warrants previously recorded. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the year ended June 30, 2009.

10% Convertible Term Notes payable

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. The notes had a maturity date of June 17, 2009.  As an inducement to Enable to enter into the Convertible Term Notes, the Company entered into a Warrant Exchange Agreement with Enable. The remaining terms of the 10% notes carry the same provisions as the 8% Debentures. Although the note is technically in default as of June 30, 2009, the lender has not made a claim of default and the Company is currently in negotiations for an extension to the terms of the note. There can be no guarantee that the Company will be successful in securing such extension.

Advances
During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the year ended June 30, 2009, the Company received an additional $6,950 from Apro Media, bringing the aggregate to $206,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $70,000 from Current Technology Corp. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred

During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from a certain corporate officer. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $60,000 from certain third parties. There is no interest expense associated with these advanced fundings and they are to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

Summary of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162".  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company's interim reporting period ending on September 30, 2009, and is not expected to have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company's financial statements.  The Company evaluated all subsequent events that occurred from July 1, 2009 through October 13, 2009, and disclosed all material subsequent events in Note 19.

In April 2009, FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly".  FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company's annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not materially impact the Company's consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company's balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company's interim reporting period ending on September 30, 2009.

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted with respect to financial assets and liabilities as of July 1, 2008. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities beginning July 1, 2009. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities, " are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the Company in its fiscal year beginning July 1, 2009 and will be applied to outstanding instruments as of that date. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Initial adoption of EITF 07-5 is not expected to materially impact the Company's financial statements.  However, future movements of our stock price alone could materially affect both our results of operations and financial position in the future. Substantial movements in our stock price could result in material volatility in our results of operations and financial position as under this pronouncement we could be required to report obligations and expense in our financial statements that will never be settled in cash.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). " FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, " Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. " Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company in its fiscal year beginning July 1, 2009, and must be applied on a retrospective basis. Adoption of the guidance provided by FSP APB 14-1 is not expected to materially impact the Company's consolidated financial statements.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This FSP is effective for intangible assets acquired on or after July 1, 2009. This SFAS is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157,delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
MSGI Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of MSGI Security Solutions, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSGI Security Solutions, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, and negative cash flows from operations, and has a substantial amount of notes payable due on demand or within the next twelve months and has very limited capital resources, all of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Amper, Politziner & Mattia, LLP

October 13, 2009
Edison, New Jersey

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,

	2009	2008

ASSETS

Current assets:
Cash	$689	$150,624
Restricted cash	-	1,800,000
Accounts receivable, net of allowances of $60,000	-	128,000
Costs of product shipped to customers for which revenues have not yet been recognized, net of reserve of $5,416,616 and $1,349,970, respectively (see Note 2)	-	4,066,646

Total current assets	689	6,145,270

Investment in Current Technology Corporation (see Note 5)	1,500,000	2,000,000
Property and equipment, net	32,299	30,946
Deposits on technology licenses (see Note 4)	175,000	-
Other assets, principally deferred financing costs, net	338,223	894,006

Total assets	$2,046,211	$9,070,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable - trade	$2,723,392	$2,572,471
Convertible term notes payable	2,860,000	2,860,000
Accrued expenses and other current liabilities	4,684,192	2,755,588
Advances from strategic partners	276,950	200,000
Advances from corporate officer	167,062	-
Other advances	60,000	-
10% Convertible promissory note payable	250,000	-
6% Callable convertible notes payable, net of discount of $1,942,430 as of 2009	57,570	-
8% Callable convertible notes payable net of discount of $3,980,109 as of 2009	4,019,891	-
Accrued liability for put options	-	6,550,000

Total current liabilities	15,099,057	14,938,059

8% Callable convertible notes payable, net of discount of $3,999,938 as of 2008	-	62
6% Callable convertible notes payable, net of discount of $1,999,845 as of 2008	-	155

Total liabilities	15,099,057	14,938,276

Stockholders’ equity (deficit):
Convertible preferred stock - $.01 par value; 0 shares at June 30, 2009 and 5,000,000 shares at June 30, 2008 of Series H issued and outstanding	-	50,000
Common stock - $.01 par value; 100,000,000 authorized; 24,932,967 and 22,348,781 shares issued; 24,915,305 and 22,331,119 shares outstanding as of June 30, 2009 and 2008, respectively	249,329	223,487
Additional paid-in capital	272,057,383	271,243,011
Accumulated deficit	(283,965,848)	(275,990,842)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)

Total stockholders’ equity (deficit)	(13,052,846)	(5,868,054)

Total liabilities and stockholders’ equity (deficit)	$2,046,211	$9,070,222

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2009	2008

Revenue
Product Revenue – Apro subcontract	$-	$3,816,560
Referral fee revenue	-	100,000
Consulting fee revenue	282,000	128,000

Total revenue	282,000	4,044,560

Cost of revenue / products sold, including write down of $4,066,646 in 2009 and $1,349,970 in 2008	4,066,646	4,194,327

Gross loss	(3,784,646)	(149,767)

Operating costs and expenses:
Salaries and benefits	1,121,734	2,307,067
Research and development	-	88,200
Selling, general and administrative (including non-cash credit of $(62,336) in 2009 and expense of $1,052,336 in 2008 for shares to be issued to Apro Media)	1,392,832	4,471,929
Depreciation and amortization	14,760	26,953

Total operating costs and expenses	2,529,326	6,894,149

Loss from operations	(6,313,972)	(7,043,916)

Other income (expense):

Interest income	13,124	5,861
Interest expense	(2,707,501)	(11,584,299)
Non-cash expense for revaluation of put options to fair value	(150,000)	(1,550,000)
Non-cash loss on debt guarantee	(500,000)	-
Gain on put options	1,700,000	-

Total other income (expense)	(1,644,377)	(13,128,438)

Loss before provision for income taxes	(7,958,349)	(20,172,354)
Provision for income taxes	16,657	6,000
Net loss	$(7,975,006)	$(20,178,354)

Basic and diluted loss per share attributable to common stockholders	$(0.34)	$(1.19)

Weighted average common shares outstanding basic and diluted	23,665,256	17,016,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2007	10,325,687	$103,257	-	$-	$256,074,720	$(255,812,488)	(17,662)	$(1,393,710)	$(1,028,221)

Issuance of convertible preferred Series H shares (see Note 13)			5,000,000	50,000	(50,000)				-
Non-cash compensation expense					485,570				485,570
Issuance of shares of common stock to members of the Board of Directors	91,965	920			192,209				193,129
Issuance of shares of common stock to investor relations firms	300,000	3,000			201,000				204,000
8% and 6% convertible debt and accrued interest converted to shares of common stock	10,111,129	101,110			6,599,177				6,700,287
Issuance of shares of common stock to Apro Media Corp. pursuant to subcontract agreement	1,000,000	10,000			980,000				990,000
Charge related to modification to exercise price of warrants previously issued					4,969,008				4,969,008
Debt discount for warrants issued in connection with December 2007 notes					80,208				80,208
Fair value of warrants issued to investor relations firms for services rendered					332,421				332,421
Additional debt discount recorded in connection with reset of conversion price under anti-dilution provisions of convertible debt					1,077,993				1,077,993
Fair value of warrants issued under Addendums to term notes payable					83,105				83,105
Issuance of shares of common stock under Addendum to term notes payable	520,000	5,200			217,600				222,800

Net Loss						(20,178,354)			(20,178,354)

Balance June 30, 2008	22,348,781	$223,487	5,000,000	$50,000	$271,243,011	$(275,990,842)	(17,662)	$(1,393,710)	$(5,868,054)

Exchange of preferred stock for debt in Securities Exchange Agreement			(5,000,000)	(50,000)	50,000				-
Issuance of shares of common stock under Securities Exchange Agreement	500,000	5,000			35,000				40,000
Non cash compensation expense					221,478				221,478
Issuance of shares of common stock to Officer as a bonus	100,000	1,000			62,000				63,000
Issuance of shares of common stock under Addendum to term notes payable	1,984,186	19,842			400,907				420,749
Fair value of warrants issued under Addendum to term notes payable					44,987				44,987
Net loss					(7,975,006)				(7,975,006)

Balance June 30, 2009	24,932,967	$249,329	—	$—	$272,057,383	$(283,965,848)	(17,662)	$(1,393,710)	$(13,052,846)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2009	2008
OPERATING ACTIVITIES:
Net loss	$(7,975,006)	$(20,178,354)

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts - CODA	-	60,000
Gain on put options	(1,700,000)	-
Depreciation	14,760	14,340
Amortization	-	12,613
Amortization of deferred financing costs	581,538	774,869
Non-cash compensation expense	233,278	516,153
Non-cash expense for revaluation of put options	150,000	1,550,000
Non-cash interest expense	867,980	9,763,795
Non-cash expense (credit) for shares to be issued to Apro Media	(62,336)	1,052,336
Reserve on deferred costs of products shipped	4,066,646	1,349,970
Non-cash expense for shares and warrants issued for services	-	536,421
Non-cash loss on guarantee of debt	500,000	-

Changes in assets and liabilities:
Accounts receivable	128,000	(188,000)
Inventory	-	(288,170)
Cost of product shipped to customers for which revenue has not yet been recognized	-	(4,066,646)
Other current assets	-	9,250
Other assets	(5,755)	(24,304)
Accounts payable - trade	150,921	990,092
Accrued expenses and other liabilities	1,737,140	1,798,301

Net cash (used in) operating activities	(1,312,834)	(6,317,334)

INVESTING ACTIVITIES:
Investment in Current Technologies Corporation	-	(2,000,000)
Deposits on technology licenses	(175,000)	-
Purchases of property and equipment	(16,113)	(25,733)

Net cash (used in) investing activities	(191,113)	(2,025,733)

FINANCING ACTIVITIES:
Proceeds from the issuance convertible term notes	-	2,860,000
Proceeds from the issuance of Series H Preferred Stock	-	5,000,000
Proceeds from convertible promissory notes	250,000	-
Restricted Cash proceeds (deposits)	1,800,000	(1,800,000)
Cash paid from restricted cash in securities exchange agreement	(1,000,000)	-
Cash advances from strategic partners, officers and others	304,012	200,000
Financing costs related to Preferred Shares and Put Options	-	(230,000)

Net cash provided by financing activities	1,354,012	6,030,000

Net decrease in cash and cash equivalents	(149,935)	(2,313,067)
Cash and cash equivalents at beginning of year	150,624	2,463,691
Cash and cash equivalents at end of year	$689	$150,624

Supplemental disclosure of cash paid:
Interest	$-	$20,326
Taxes	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements.
See Note 19 for further supplemental cash flow information.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      LIQUIDITY AND COMPANY OVERVIEW:

Liquidity and Capital Resources:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt. The Company currently has limited capital resources, has incurred significant historical losses and has negative cash flows from operations and has minimal current period revenues. At June 30, 2009, the Company had $689 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations requirements and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $960,000 were due February 28, 2009, $1,500,000 were due March 31, 2009 and $250,000 were due on June 17, 2009. These notes are technically in default as of the date of this filing, but none of the lenders have made a claim of default and the Company is in the process of negotiating extended terms for each of the debt instruments. Other promissory notes in the amount of $400,000 are due on December 31, 2009. All other convertible notes are due prior to June 30, 2010; and the Company does not have the funds to repay such notes.  Further, there is uncertainty as to timing, volume and profitability of transactions that may arise from our relationship with Hyundai Syscomm Corp. (Hyundai), Apro Media Corp. (Apro), The National Aeronautics and Space Administrations (NASA) and others. There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  As of the date of this filing, the Company has ceased its business relationship with both Hyundai and Apro and a legal action has been filed in the State of California naming both, among others, as defendants. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to raise additional funds, it may be forced to further reduce, or cease operations, liquidate assets, or renegotiate terms with lenders and others of which there can be no assurance of success. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

Summary of significant recent financing transactions:

On August 22, 2008, the Company entered into an Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred, warrants issued in connection with the preferred stock, exercisable for 5,000,000 shares of common stock of MSGI and put options exercisable for 5,000,000 shares of common stock of MSGI. Enable recently acquired the Series H Preferred Stock, Warrants and Options pursuant to a private transaction with third parties. In exchange for the retirement and/or redemption of the securities, MSGI issued Enable an 8% Secured Convertible Debenture due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The Redemption Payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock.  The balance of the funds held in the restricted cash accounts of $800,000 was released to MSGI for working capital purposes (See Note 3).

Effective October 1, 2008, the Company entered into addendum agreements to certain term notes payable, aggregating $2,860,000, with three out of four lenders, which terminated all warrants to purchase common stock issued under previous addendum agreements and, in their place, issued new warrants and additional shares of common stock. At execution of the addendums, the Company issued 378,000 shares of common stock and warrants to purchase an additional 378,000 shares of common stock at a price of $0.50. The Company issued an additional 252,000 shares of common stock and warrants to purchase an additional 252,000 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant, between the date of agreement and December 31, 2008.

Effective January 1, 2009, the Company entered into addendum agreements to certain term notes payable with certain lenders, which issued new warrants and additional shares of common stock and revised the maturity date to March 31, 2009. The Company issued an additional 204,420 shares of common stock and warrants to purchase an additional 204,420 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant. Effective February 1, 2009, the Company entered into an addendum to a certain term note payable with an additional lender which, at execution of the addendum, the Company issued 400,000 shares of common stock as well as revised the maturity date of this note to February 28, 2009. As of the date of this filing, the terms of two out of four of these notes have not been extended beyond the respective maturity dates stated above. Although the notes are technically in default, none of the lenders involved have made a claim of default and the Company is currently in negotiations for further extensions for all of the notes involved.

Effective April 1, 2009, the Company entered into addendum agreements to certain notes payable with two lenders, which obligated the Company to issue new warrants and shares of common stock and revised the maturity dates of the two notes to December 31, 2009. Further, the addendum resent the exercise price of certain previously issued warrants to the two lenders from $0.50 to $0.25. For the three month period ended June 30, 2009, the Company issued an additional 221,195 shares of common stock and warrants to purchase an additional 221,195 shares of common stock at an exercise price of $0.25.

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

During 2009 and 2008, the Company received net proceeds of approximately $504,000 and $0 of advances from officers strategic partners, and others, which have no stated interest rate or maturity date.

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matures on August 30, 2009. In addition, the Company is obligated to issue 500,000 shares of common stock to the lender as additional consideration to enter into the note agreement. The shares were issued to the lender in September 2009. As of the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, the lender has not made any claim of default and the Company is currently in negotiations with the lender for an extension to the terms of the note. There can be no assurance that the Company will be successful in securing any extension to the note.

Company Overview:

MSGI Security Solutions, Inc. (MSGI or the Company) is a provider of proprietary solutions to commercial and governmental organizations. The Company is developing a global combination of innovative emerging businesses that leverage information and technology. The Company is headquartered in New York City where it serves the needs of counter-terrorism, public safety, and law enforcement.

At the current time, the MSGI strategy is focused on the collaboration between the Company and NASA in an effort to commercialize various revolutionary technologies developed by NASA in the fields of nanotechnology and alternative energy. The Company’s initial areas of focus are in the use of chemical sensors or nano-sensing technology and in the use of nanotechnologies geared towards scalable alternative energy solutions which may help provide more efficient operations in yielding lower electricity costs than conventional energy sources.

Under the partnership efforts with NASA, the Company plans to form a number of majority owned subsidiaries, each of which will hold the rights to a specific technology and each will also serve as a vehicle for investment capital. The Company will also function as a co-developer capacity with NASA and will collaborate with several academic institutions including Carnegie Mellon University, Stanford University and the University of California, Berkley in these efforts.

As of the date of this filing, the Company has announced the formation of two new subsidiaries under the relationship with NASA:

In August 2009, the Company announced the formation of its first subsidiary for NASA based technology. The subsidiary, named Nanobeak Inc. (Nanobeak) is a nanotechnology company focused on carbon based chemical sending for gas and organic vapor detection. Some potential space and terrestrial applications for this technology include cabin air monitoring onboard the Space Shuttle and future spacecraft, surveillance of global weather, forest fire detection and monitoring, radiation detection and various other critical capabilities. The commercial applications of these nanotech chemical sensors relate specifically to efforts in Homeland Security and defense, medical diagnostics and environmental monitoring and controls. Nanobeak seeks to  offer products in each of these market sectors beginning in the current fiscal year ending June 30, 2010, but the timing of these efforts can not be assured. In September 2009, the Company announced that it is launching its first product derived from the NASA nanotechnology, a handheld testing and detection device for Diabetes that uses breath instead of blood. Nanobeak will take the prototype handheld sensor out of the laboratory and into the marketplace. The Company, through Nanobeak, will engage in product testing in conjunction with a major hospital network in the United States, followed by licensing discussions with the top pharmaceutical companies.

In September 2009, the Company announced the formation of its second subsidiary for NASA based technology. Andromeda Energy Inc. (Andromeda) will be focused on scalable alternative energy solutions employing NASA developed nanotechnology. These technologies operate more efficiently than current technologies and therefore yield significantly lower electricity costs per watt than conventional energy systems and sources. The Company is already in receipt of several expressions of interest for partnerships in the planned deployment of this new technology, primarily from various major corporations located in the People’s Republic of China.

As described in Note 13, the Company had focused its efforts over the past two years on its relationships with Apro and Hyundai.  The transactions expected to be realized under agreements with such parties have not materialized as expected, and the Company has commenced litigation against such parties.  Accordingly, the various agreements with Hyundai are deemed by the company to be null and void as of June 30, 2009.

MSGI has also historically acquired controlling interests in early-stage, early growth technology and software development businesses. These identified emerging firms are led by entrepreneurs and management teams that have “bleeding edge” products, but lack the infrastructure, business relationships and financing that MSGI can offer. The Company will typically seek to acquire a 51% controlling interest in the target company for a combination of cash and securities. The target company generally must agree to a ratchet provision by which the Company’s stake increases up to another 25% for failure to reach first years expectations. MSGI generally retains a right of first refusal in the event that any of the minority parties in the various companies receives an unsolicited offer for their interests in the business. To the extent these target companies do not meet MSGI’s continuing expectations; the Company will generally dispose of its interests in such operations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company believes it has only one reporting segment.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 104, (SAB 104), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Revenues are reported upon the completion of a transaction that meets the following criteria of SAB 104 when (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured.

Our revenues in 2009 were derived from providing consulting services to outside third parties. There was no deferred revenue as of June 30, 2009.  Revenues for services are recognized upon completion and acceptance of customer specified services.

The Company had certain shipments of products to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or in fiscal 2009, to date, due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized had been reported on the balance sheet in “Costs of product shipped to customers for which revenue has not been recognized” as of June 30, 2008, but have been fully reserved and expensed to the statement of operations as costs of good sold during the year ended June 30, 2009

Costs of product shipped to customers for which revenue has not been recognized

As of June 30, 2009, the Company has capitalized approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008 in fiscal 2009. The Company has also recorded a full reserve against these product costs in the aggregate amount of approximately $5.4 million, of which $4.1 million was recorded during the year ended June 30, 2009. This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have now been fully reserved. The Company has filed legal action against various parties involved in the business operations and anticipates that certain payment will be forthcoming through court action or potential settlement and that income will be recognized, effectively offsetting the expense of the reserve, upon receipt of payment.  However, there can be no assurances that this will occur.

Accounts receivable and allowance for doubtful accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At June 30, 2009 and 2008, the Company has an allowance for doubtful accounts of $60,000 for accounts receivable from CODA (see Note 13).

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with Accounting Principle Board No. 14 (APB 14), “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at June 30, 2009 and 2008.

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

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities. The Company recorded expenses of $88,200 during the year ended June 30, 2008 for costs associated with development of RFID technologies. No such costs were incurred during the year ended June 30, 2009.

Cost of Revenue / Product Sold:

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

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at June 30, 2009 and 2008.

The Company has not yet filed appropriate state or federal income tax returns for the fiscal years ended June 30, 2008 or 2009.

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

Concentration of Credit Risk:

Major Customers
The Company’s services are currently provided to one client located in the continental United States. Three customers accounted for 86% of revenues for the year ended June 30, 2008, of which none were in accounts receivable at June 30, 2008. During the year ended June 30, 2009, the Company provided consulting services to one client and all revenues recognized during the year were derived from this one client. Further, our relationship with Apro Media and Hyundai is considered to be terminated at this time, and the new relationship with NASA is considered to be critical to the Company’s ongoing business activities.

Major Supplier
The Company purchased 100% of its products from one supplier for the year ended June 30, 2008.  This supplier relationship was obtained in connection with our Apro sub-contract.  While this supplier was important to the Company’s operations under the sub-contract agreement with Apro, it is not expected that we will have significant ongoing transactions with such vendor. No products were purchased during the year ended June 30, 2009.

Cash concentration
The Company’s cash balance is maintained with one financial institution and may, at times, exceed federally insurable amounts.  The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Earnings (Loss) Per Share:

In accordance with SFAS No. 128, “Earnings Per Share,” basic earnings (loss) per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings (loss) per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 21,750,079 and 13,695,873 shares for the periods ended June 30, 2009 and 2008, respectively, were not included in the computation of diluted loss per share as they are anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 8,027,569 for the period ended June 30, 2008 were not included in the computation of diluted loss per share as they are anti-dilutive as a result of net losses during the period presented.  There were no stock options or warrants with exercise prices below average market price as of June 30, 2009.

 Summary of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB), issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162".  SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This SFAS is effective for the Company's interim reporting period ending on September 30, 2009, and is not expected to have a material impact on the Company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events".  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company's consolidated financial statements.  The Company evaluated all subsequent events that occurred from July 1, 2009 through October 13, 2009, and disclosed all material subsequent events in Note 20.

In April 2009, FASB issued FSP SFAS No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly".  FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS No. 157 states is the objective of fair value measurement-to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company's annual reporting for the fiscal year ended on June 30, 2009. The implementation of FSP SFAS No. 157-4 did not materially impact the Company's consolidated financial statements.

In April 2009, FASB issued FSP SFAS No. 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected a company's balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company's interim reporting period ending on September 30, 2009.

In October 2008, the FASB issued FASB Staff Position SFAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". FSP SFAS No. 157-3 clarifies the application of SFAS No. 157, which the Company adopted with respect to financial assets and liabilities as of July 1, 2008. The Company will adopt SFAS No. 157 for its non-financial assets and liabilities beginning July 1, 2009. The Company has considered the guidance provided by FSP SFAS No. 157-3 in its determination of estimated fair values, and the impact was not material.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, " Accounting for Derivative Instruments and Hedging Activities, " are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity's stock. EITF 07-5 provides guidance on determining if equity-linked instruments (or embedded features) such as warrants to purchase our stock are considered indexed to our stock. EITF 07-5 is effective for the Company in its fiscal year beginning July 1, 2009 and will be applied to outstanding instruments as of that date. Upon adoption, a cumulative effect adjustment will be recorded, if necessary, based on amounts that would have been recognized if this guidance had been applied from the issuance date of the affected instruments. Initial adoption of EITF 07-5 is not expected to materially impact the Company's financial statements.  However, future movements of our stock price alone could materially affect both our results of operations and financial position in the future. Substantial movements in our stock price could result in material volatility in our results of operations and financial position as under this pronouncement we could be required to report obligations and expense in our financial statements that will never be settled in cash.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). " FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, " Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. " Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for the Company in its fiscal year beginning July 1, 2009, and must be applied on a retrospective basis. Adoption of the guidance provided by FSP APB 14-1 is not expected to materially impact the Company's consolidated financial statements.

In April 2008, the FASB adopted FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This FSP is effective for intangible assets acquired on or after July 1, 2009. This SFAS is not expected to have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In February 2008, the FASB adopted FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157,delaying the effective date of SFAS No. 157 for one year for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the implementation of the deferred portion of SFAS No. 157 on its consolidated financial statements.

3.  SECURITIES EXCHANGE TRANSACTIONS

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock, which had a fair value of $6,700,000 on August 22, 2008. In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture (the 8% Debentures) due May 21, 2010 in the principal amount of $4,000,000 (see Note 6), a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 was released to MSGI for working capital purposes. In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries.  The net effect of this transaction resulted in a gain of $1,700,000, recognized during the year ended June 30, 2009.

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with Enable. Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase. A non-cash interest expense of approximately $700,000 representing the fair market value of the committed shares has been recognized, and a corresponding accrued liability has been booked by the Company, as of March 31, 2009. This accrued liability will be adjusted to market value at the end of each reporting period. 500,000 shares of common stock have been issued under this exchange agreement as of June 30, 2009. As of June 30, 2009, 9,500,000 shares remain to be issued under the Warrant Exchange Agreement. A liability of $285,000 has been booked by the Company to recognize the fair value of these shares at a market price of $0.03 per share at June 30, 2009.

4. DEPOSITS ON TECHNOLOGY LICENSES

During the twelve month period ended June 30, 2009, the Company expended $175,000 as non-refundable deposits with a NASA for the rights to license technologies from the agency. On August 10, 2009, the Company announced that it had entered into a long-term relationship with NASA and intends to bring such technologies to commercial markets. The Company will be required to reimburse certain estimated costs to be incurred by NASA in further development of these technologies.

5. INVESTMENTS

Current Technology Corporation
On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The agreement provided for the Company to purchase from Current Technology a total of 25,000,000 shares of its common stock, and common stock purchase warrants exercisable for 25,000,000 million shares of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 was to be made in five installments of $500,000 between January 4, 2008 and April 15, 2008.  The common stock purchase warrants were immediately exercisable at an exercise price of $.15 per share and they expire on January 9, 2013.  The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares.

The Company currently has a $1.5 million investment in Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The Company owns 15 million shares of the common stock of Current Technology, which represents approximately 9.5% ownership of its outstanding common stock. The Company recorded the investment on a cost method of accounting.

Pursuant to the original share purchase transaction, the Company held warrants to purchase 20,000,000 additional shares of common stock of Current Technology Corporation with an exercise price of $0.15 per share.  In August 2008, MSGI entered into a Securities Exchange Agreement with holders of the Company’s Series H Preferred stock and other instruments.  In connection with this exchange, the warrants to purchase 20,000,000 additional shares of common stock of Current Technology were assigned to the parties to this agreement  (See Note 3).

Pursuant to a junior guarantee provided by the Company under a certain bridge loan agreement, which was entered into by Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI (see Note 16), the Company surrendered 5,000,000 shares of common stock of it’s holdings in Current Technology Corporation at a carrying value of $500,000. The Company has no further guarantee obligations under the bridge loan agreement.

In addition, as part of this investment transaction, Current Technology is to outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 59% ownership interest).  No such transactions between MSGI and Celevoke have occurred during the year ended June 30, 2009 or to date.

6. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of June 30, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2009 net of discount	Carrying Amount at June 30, 2008, net of discount
8% Debentures	May 21, 2010	$4,000,000	$3,980,109	$19,891	$62
8% Notes	May 21, 2010	4,000,000	—	4,000,000	—
Total				$4,019,891	$62

8% Notes
On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI (See Note 3).  In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and accrue interest at a rate of 8% per annum. Per the Notes, interest is payable on a quarterly basis, beginning in October 2008.  The investors can convert the principal amount of the 8% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 8% Notes is currently at $0.25.

Total interest expense for the fiscal year ended June 30, 2009 in connection with this note was approximately $274,000.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during the fiscal year ended June 30, 2009.

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

In connection with this debt, the note holders have warrants for the purchase of up to 7,142,852 shares of common stock, exercisable over a five-year period at an exercise price of $0.50.  These warrants could be exchanged by the holder for shares of common stock of the Company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received.  Therefore, the total discount was limited to $5 million.    The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital.  The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.   On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of June 30, 2009.

The 8% Debentures and the Warrants have anti-dilution protections.  The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

Total interest expense, including debt discount amortization, for the years ended June 30, 2009 and 2008 in connection with this note was approximately $594,000 and$1,825,800, respectively.

In addition, during the year ended June 30, 2008, the exercise price of the related Warrants issued to the lenders was reduced from $2.00 to $0.50 per share due to anti-dilution provisions triggered and the number of warrants was increased from 1,785,713 to 7,142,852.  The change in exercise price and number of shares resulted in an additional charge to interest expense of $4,969,008 in the year ended June 30, 2008.

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

7.   6% CALLABLE CONVERTIBLE NOTES PAYABLE

The 6% Callable Convertible Notes Payable consist of the following as of June 30, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2009, net of discount	Carrying Amount at June 30, 2008, net of discount
6% Notes	December 13, 2009	$1,000,000	$954,060	$45,940	$100
6% April Notes	April 5, 2010	1,000,000	988,370	11,630	55
Total				$57,570	$155

6% December Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.  There were no conversions during the year ended June 30, 2009.

The 6% Notes have a single balloon payment of $1,000,000 due on the maturity date of December 13, 2009 and will accrue interest at a rate of 6% per annum.  The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations.  The conversion price of the 6% Notes is currently at $0.25.  The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes.  The warrants are exercisable through December 2013.  The exercise price of the warrants is $0.50 per share. These warrants could be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of June 30, 2009.

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

Interest expense, including the accelerated discount, was $166,307 and  $978,026 for the years ended June 30, 2009 and 2008, respectively.

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

As a result of a conversion transaction of the Callable Secured Convertible 8% Notes and the 6% Notes converted above, anti-dilution provisions of the April 6% Notes were triggered. The conversion price of the April 6% Notes was reduced from a variable conversion rate noted above to a fixed rate of $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $166,700, which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount will be amortized over the remaining term of the note.

The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received.  Therefore, the total discount was limited to $1 million.  The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010.  Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the apparent immaterial effect of this adjustment to the financial results of the Company as of June 30, 2009.

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

Total interest expense, including debt discount amortization, for the years ended June 30, 2009 and 2008 in connection with this note was approximately $123,907 and $143,553, respectively.

8.  OTHER NOTES PAYABLE AND ADVANCES

Other Notes Payable consists of the following as of June 30, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2009, net of discount	Carrying Amount at June 30, 2008, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$-	$960,000	$960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	-	1,500,000	1,500,000
Convertible Term Notes – short term	December 31, 2009	400,000	-	400,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	-	250,000	-
Total			-	$3,110,000	$2,860,000

Convertible Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to maturity dates of February 28, 2009, March 31, 2009, and December 31, 2009. While two of the notes payable are technically in default at this time, neither of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable. There are no guarantees that the Company will successfully execute the proposed addendum extensions with the two lenders.

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

Between April 30, 2008 and April 1, 2009, the Company executed a series of Amendments to the Term Notes, which extended the payment terms for the term notes through February 28, 2009 for one lender, March 31, 2009 for one lender, and December 31, 2009 for the remaining two lenders.  Due to the default event, commencing on April 15, 2008, the interest rate is now at the default interest rate of 18%.  Also, two of the holders now have the right to convert the note at a rate of $0.51 per share, and the other two holders have the right to convert the note at a rate of $0.25 per share

In addition, the terms of certain of the Amendments to the Loan Agreements called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants are to be issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share.  As of June 30, 2008, a total of 284,717 warrants were issued to the note holders, 33,218 warrants with an exercise price at $0.60 per share and the remaining at an exercise price of $0.50 per share.  These warrants were subsequently cancelled with the October 2008 addendum and replaced with other warrants and stock issued.  In addition, there were 520,000 shares of common stock issued in fiscal 2008 in connection with these addendums.

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

Effective January 1, 2009, the Company entered into additional addendum agreements with three out of four lenders with regard to their respectively held Notes, which issued new warrants and additional shares of common stock and extended the maturity date to March 31, 2009. The Company issued an additional 204,420 shares of common stock and warrants to purchase an additional 204,420 shares of common stock, at an exercise price of the greater of $0.50 or market value on the date of grant. Effective February 1, 2009, the Company entered into an additional addendum agreement with the fourth lender with regard to its held Note, which issued 400,000 shares of common stock to the lender and extended the maturity date of this Note to February 28, 2009.  Effective April 1, 2009, the Company entered into additional addendum agreements with two out of four lenders with regard to their respectively held Notes, which issued new warrants and additional shares of common stock and extended the maturity date to December 31, 2009.  The Company issued an additional 221,195 shares of common stock and warrants to purchase an additional 221,195 shares of common stock, at an exercise price of the greater of $0.25 or market value on the date of the grant.

The net effect of all of the addendums to these term notes during the year ended June 30, 2009, was the issuance of 1,055,615 warrants at an exercise price ranging from $0.25 to $0.50 and 1,984,186 shares of common stock.  The stock was determined to have a fair value of $420,749 for the year ended June 30, 2009, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $44,987 per SE, which includes an offset of the value of the cancelled warrants previously recorded. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the year ended June 30, 2009.

The following assumptions were used in the Black-Scholes model for the warrants for the year ended June 30, 2009:

Expected term (years)	3
Dividend yield	0%
Expected volatility	143% - 213%
Risk-Free interest rate	0.98-2.12%
Weighted average fair value	$0.18

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

10% Convertible Term Notes payable

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. Total interest expense was approximately $7,000 for the year ended June 30, 2009.  The notes had a maturity date of June 17, 2009.  As an inducement to Enable to enter into the Convertible Term Notes, the Company entered into a Warrant Exchange Agreement with Enable (see Note 3). The remaining terms of the 10% notes carry the same provisions as the 8% Debentures in Note 6. While the notes are technically in default at June 30, 2009, the lender has made no claim of default and the Company is currently in negotiations with the lender for an extension to the terms of the notes. There can be no assurance that the Company will be successful in securing the extensions.

Advances
During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the year ended June 30, 2009, the Company received an additional $6,950 from Apro Media, bringing the aggregate to $206,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $70,000 from Current Technology Corp. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred

During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from a certain corporate officer (see Note 16). There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $60,000 from certain third parties. There is no interest expense associated with these advanced fundings and they are to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

9. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock Transactions:

During the fiscal year ended June 30, 2009, the Company issued 2,584,186 shares of common stock. Of these shares, 100,000 were issued to a certain corporate officer under an award granted to the officer by the Board of Directors in May 2007 resulting in an expense of $63,000 based upon the fair value of the stock on the date of issuance, 500,000 shares were issued to a certain lender under a Warrant Exchange Agreement (see Note 3). The remaining 1,984,186 shares were issued to various lenders in connection with addendum to the December 2007 convertible terms notes.

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

During the months of July, August and October 2007, the holders of the 8% Notes and $1,000,000 of the December 2006 6% Notes elected to convert all remaining amounts of principal and accrued interest into shares of common stock of the Company under the provisions of the notes. (see Notes 6 and 7). In connection with the conversion, the Company issued 7,957,532 shares of common stock.

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

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement. In December 2007, the Company issued 1,000,000 shares of common stock to Apro for that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008 and reflected as a liability.  The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was $1,052,336.  The Company has subsequently named Apro as a defendant in a legal action taken in the State of California and currently views any and all contracts and agreements with Apro in breach.  Based on this, the 62,336 accrued as of June 30, 2008 has been reversed out during fiscal 2009, as the Company does not anticipate doing further business with Apro, and therefore the remaining shares will never be earned by Apro.

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

The stock based compensation expense related to stock options for the years ended June 30, 2009 and 2008 was approximately $221,000 and $486,000, respectively. The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the consolidated statements of operations.  As of June 30, 2009, non-vested compensation cost that has not yet been recognized was approximately $5,000, which will be recognized during the fiscal year ending June 30, 2010.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock option grants during the fiscal years ended June 30, 2009 or 2008.

The following summarizes the stock options outstanding under the 1999 Plan:

	Number	Exercise Price	Weighted Average
	of Shares	Per Share	Exercise Price

Outstanding at June 30, 2007, 2008 and 2009	985,000	$1.40 to $7.00	$1.94

The aggregate intrinsic value of these stock options outstanding at June 30, 2007 was $4,650.  There was no such value at June 30, 2009 or 2008.

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company. The following summarizes stock options outstanding as of June 30, 2009.  There were no transactions for the two years ended June 30, 2009:

	Number	Exercise Price	Weighted Average
	of Shares	Per Share	Exercise Price

Outstanding at June 30, 2007, 2008 and 2009	40,000	$1.50 to $4.13	$2.81

The aggregate intrinsic value of these stock options outstanding at June 30, 2007 was $100.  There was no such value at June 30, 2009 or 2008.

As of June 30, 2009, 1,016,666 options are exercisable, with no aggregate intrinsic value and a weighted average contractual life of 6.1 years.  The weighted average exercise price of all outstanding options is $1.98 and the weighted average remaining contractual life is 6.1 years. At June 30, 2009, 140,122 options were available for grant.

Warrants:

The following summarizes the warrant transactions for the two years ended June 30, 2009:

	Number	Exercise
	of Shares	Price
Outstanding at June 30, 2007	9,386,586	$1.00 to $8.25

Granted	11,341,856	$0.50 to $2.50
Exercised	-
Cancelled / Expired	(30,000)	$6.00

Outstanding at June 30, 2008	20,698,442	$0.50 to $8.25

Granted	1,770,898	$0.25 to $0.50
Exercised / Exchanged	(732,066)	$1.00
Cancelled / Expired	(1,012,195)	$0.50 to $7.50

Outstanding at June 30, 2009	20,725,079	$0.25 to $8.25

All warrants are currently exercisable.

As of June 30, 2009, the Company has 20,725,079 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.25 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the year ended June 30, 2009, the Company issued 1,770,898 five-year warrants to certain lenders in relationship to the addendum agreements (see Note 8). These warrants carry an exercise price of $0.25 to $0.50. A fair market value of approximately $420,749 for these warrants was calculated using the Black-Scholes method and was recorded as interest expense in the year ended June 30, 2009.

During the year ended June 30, 2009, the Company terminated the 715,283 warrants issued during the three months ended September 30, 2008, as well as 284,717 warrants issued during the fiscal year ended June 30, 2008 and, in their place, issued 630,000 new warrants as well as shares of common stock. A fair market value of $100,073 for these new warrants was calculated using the Black-Scholes method and was expensed to interest expense in the year ended June 30, 2009, which was offset by the expense previously recorded for the terminated warrants, in the amount of $278,000.

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with Enable. Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase. A non-cash interest expense of approximately $700,000 representing the fair market value of the committed shares has been recognized, and a corresponding accrued liability has been booked by the Company, as of March 31, 2009. This accrued liability will be adjusted to market value at the end of each reporting period and was $285,000 at June 30, 2009. The Company issued 500,000 shares of common stock under the Warrant Exchange Agreement during the year ended June 30, 2009. This issuance of shares resulted in an exchange of approximately 732,000 of the 14,642,852 outstanding warrants. As of June 30, 2009 $285,000 remains accrued in the accompanying consolidated balance sheet, representing the remaining 9,500,000 shares of common stock to be issued under this agreement.

10. INTANGIBLE ASSETS:

In connection with the acquisition of Innalogic, intangible assets related to unpatented technologies totaling $287,288 were acquired and was amortized over the period of expected benefit of five years. As of June 30, 2009 and 2008, the asset was fully amortized.

Amortization expense recorded for each of the years ended June 30, 2009 and 2008 was approximately $0.00 and  $13,000, respectively.

11.  PROPERTY AND EQUIPMENT:

Property and equipment at June 30, consist of:
	2009	2008

Machinery, equipment and furniture	$86,794	$70,681
Less: accumulated depreciation	(54,495)	(39,735)
Property and equipment, net	$32,299	$30,946

Depreciation expense was approximately $15,000 and $14,000 for the years ended June 30, 2009 and 2008, respectively.

12.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2009 and 2008 consist of the following:

	2009	2008
Salaries and benefits	$397,558	$136,487
Payroll taxes and penalties	1,489,450	1,341,746
Fair value of shares to be issued to Apro	-	62,336
Warrant exchange liability (see Note 3)	285,000	-
Audit and tax preparation fees	214,755	280,352
Interest	1,953,706	716,857
Taxes	42,907	32,907
Board fees	80,000	52,996
Rent	97,910	-
Other	122,906	131,907
Total	$4,684,192	$2,755,588

The Company has not filed or paid payroll taxes from September 2006 to date.

13. CERTAIN KEY RELATIONSHIPS

Relationship with Hyundai Syscomm Corp.

Beginning September 11, 2006, the Company entered into several Agreements with Hyundai Syscomm Corp. (Hyundai).   The Company currently has executed a License Agreement, Subscription Agreement and a Sub-Contract with Hyundai and in prior periods received in consideration a one-time $500,000 fee for the License and the Company issued 900,000 shares of the Company's common stock to Hyundai, in connection with all the agreements, of which 35,000 shares of common stock remain to be issued at June 30, 2009.

The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai.  The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006.  No transactions under this agreement have occurred as of and through June 30, 2009 or to date and therefore there have been no warrants vested under this agreement. As such, the various agreements with Hyundai are deemed by the company to be null and void as of June 30, 2009. In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hyundai Syscomm Corp, as well as several other entities and individuals, for alleged breach of contract.

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

Per the terms of the sub-contract agreement with Apro, the Company is to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro under that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008,  and has been reflected as a liability in our consolidated balance sheet. As discussed below, such revenue is never expected to be recognized by the Company, and therefore this accrual has been reversed out during the year ended June 30, 2009.  The expense (income) is included in selling, general and administrative expenses.

For the years ended June 30, 2009 and 2008, the Company had shipped product to various customers in the aggregate of approximately $0 and $1.6 million under the Apro sub-contract agreement. These shipments have not been recognized as revenue in fiscal 2008 or to date in fiscal year 2009.  In addition inventory costs related to these transactions had been reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized as of June 30, 2008 and these costs have been fully reserved and written off as of December 31, 2008. See Note 2 for further details.

On August 22, 2008, MSGI negotiated an acceleration of both its sub-contracting agreements with Hyundai and Apro, through Hirsch Capital Corp., the San Francisco based private equity firm operating Hyundai Syscomm and Apro Media. Under the accelerated terms, MSGI would endeavor to build up to a platform with the potential to generate approximately $100 million in expected annual gross revenue supporting several of the largest commercial businesses in Korea (see Daewoo sub-contract below).  Based upon its commitment to expand MSGI to a potential run rate of $100 million in annual gross revenue, Hirsch Capital will have the right to earn shares of MSGI as indicated under the Apro sub-contracting and distribution agreement referenced above. There have not yet been any business transactions under this new contract, and the Company considers the contract to be null and void.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Apro Media Corporation, as well as several other Korean entities and individuals, for alleged breach of contract. As such, the sub-contract with Apro is deemed by the Company to be null and void as of June 30, 2009.

Daewoo / Hankook relationships

On September 17, 2008, the Company executed a new contract with Hankook Semiconductor, a division of Samsung Electronics, to manufacture and supply advanced technology displays and other electronic products for commercial security purposes for Daewoo International. Under the terms of the new contract, MSGI will subcontract to Hankook the right to manufacture certain Hi-definition display systems, which will be supplied to Daewoo for its existing customers. MSGI has similarly entered into an agreement to supply Daewoo with these products based upon Daewoo specifications from its customers. There have not yet been any business transactions under this new contract. As such, the contract with Hankook and Daewoo is deemed by the Company to be null and void as of June 30, 2009.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hankook Semiconductor, as well as several other Korean entities and individuals, for alleged breach of contract.

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. The Company recognized $100,000 in revenues during the year ended June 30, 2008 under this arrangement. No such revenue has been recognized during the year ended June 30, 2009.

14.   COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases certain office space in New York, New York and in San Francisco, California. All of the Company’s current leases are on a “month to month” basis and are cancelable.  The Company incurs all costs of insurance, maintenance and utilities.

Rent expense for such space was approximately $283,000 and $214,000 for fiscal years ended June 30, 2009 and 2008, respectively.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. Several of the ongoing matters relate to vendors seeking to get paid amounts owed by us, which amounts are fully accrued as of June 30, 2009. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP, of Mountain View, California, to represent us in a legal action against Hyundai Syscomm Corp., Apro Media Corp., Hirsch Capital Corp. and other entities and individuals. Subsequently, the Company filed suit in United States District Court, Northern District of California, alleging, among other faults, fraud, breach of contract and unfair business practices. The Company seeks financial relief and compensation for the alleged actions of the parties named in the action. The engagement agreement calls for GCA to be compensated for all fees incurred on a contingent basis, pending outcome of the lawsuit, and, further, calls for the Company to issue 50,000 shares of common stock of the Company to each of the two partners managing the legal proceedings. The shares were issued to the attorneys in September 2009, and were fully accrued for at June 30, 2009.

15. SERIES H CONVERTIBLE PREFERRED STOCK AND PUT OPTION

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

On August 22, 2008, the Company entered into a Securities Exchange Agreement (see Note 3) with the holders of the Series H Convertible Preferred Shares and Put Options. The effect of this transaction was to fully cancel and redeem the Series H Preferred Stock, certain warrants and the Put Option agreements in exchange for other securities issued.  Therefore, as of June 30, 2009, there are no shares of the Series H Preferred Stock outstanding, as well as there is no liability related to the put option.

16. OTHER COMMITTMENTS

On February 9, 2009, Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI entered into a 90-day bridge loan agreement with a lender yielding net proceeds of $240,000. Certain personal assets of Mr. Barbera were used as senior collateral. The Company also provided a full guarantee and certain Company assets were used as junior collateral. The Board of Directors of the Company approved the transaction during a meeting held on February 6, 2009. The net proceeds of the bridge loan were advanced by Mr. Barbera to the Company to be used primarily for a new business venture with NASA on behalf of the Company as well as to meet short-term working capital requirements of the Company. The Company has given no consideration to Mr. Barbera for this personal guarantee of the bridge loan. During the three months ended June 30, 2009, the lender made claim of default on the loan by Mr. Barbera. As a result, the Company forfeited the assets committed as junior collateral and Mr. Barbera forfeited certain personal assets. Upon delivery of the committed assets from the Company, the lender provided Mr. Barbera with extended terms for the payment of the principal and accrued interest. The Company has determined that there is no liability required as of June 30, 2009, as the committed assets have been provided to the lender and there is no longer a standing guarantee by the Company.

17.   INCOME TAXES:

Deferred tax assets are comprised of the following:
	As of June 30,
	2009	2008
Deferred tax assets:

Net operating loss carry-forwards	$43,869,000	$40,677,000

Compensation principally on option grants	1,563,000	1,319,000

Amortization of intangibles	974,000	974,000

Capital loss carryfoward	2,763,000	2,763,000

Other	577,000	577,000

Total deferred tax assets	49,746,000	46,310,000

Deferred tax liabilities:

Discount on convertible notes	(2,369,000)	(2,580,000)

Total deferred tax liabilities	(2,369,000)	(2,580,000)

Valuation allowance	(47,377,000)	(43,730,000)
Net deferred tax assets	$-	$-

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

The Company has a U.S. federal net operating loss carry forward of approximately $112,000,000 available, which expires from 2012 through 2029. These loss carry forwards may be subject to annual limitations under Internal Revenue Code Section 382 and some loss carry forwards are subject to SRLY limitations.  No Section 382 study has been performed by the Company. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets. Of the net operating loss carry forwards approximately $61,000,000 is the result of deductions related to the exercise of non-qualified stock options in previous years.  The realization of the net operating loss carry forwards would result in a credit to equity.

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

The Company believes that there is no significant financial statement impact as a result of FIN 48 for the year ended June 30, 2009. No financial statement benefit has been taken for the Company’s net operating loss carryforwards.

18.   EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:

The Company sponsors a tax deferred retirement savings plan (401(k) plan) which permits eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company currently matches the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. There were no employee contributions to the plan or matching contributions made during the fiscal years ended June 30, 2009 or 2008. The plan also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2009 or 2008.

19. SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

For the year ended June 30, 2009:

•	Deferred financing charges accrued in connection with Securities Exchange Agreement, in the amount of $20,000

For the year ended June 30, 2008:

•	Conversion of $4,571,958 in convertible debt principal and $667,198 of interest into 10,111,129 shares of common stock.

•	Issuance of 1,000,000 shares of common stock to Apro Media Corp pursuant to sub-contractor agreement, with a fair value of $990,000.

•	Issuance of 91,965 shares of common stock to members of the Board of Directors as payment for services, with a fair value of $193,129.

•	Additional debt discount of $1,032,408 related to anti-dilution provision of conversion feature option on Notes.

•	Deferred financing fees and warrant discount related to new term debt, with a value of $182,992

20. SUBSEQUENT EVENTS:

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matured on August 30, 2009. In addition, the Company is obligated to issue 500,000 shares of common stock to the lender as additional consideration to enter into the note agreement. The shares were issued to the lender in September 2009. As of the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, the lender has made no formal claim of default and the Company is currently in negotiations with the lender for extension of the terms.

In August 2009, the Company announced that it had executed a Space Act Agreement with NASA forming a partnership between MSGI and the Ames Research Center (ARC) located in Moffet Field, California. The purpose of this collaboration between MSGI and NASA is to commercialize various revolutionary technologies developed by NASA in the fields of nanotechnology and alternative energy. The Company’s initial area of focus is to be on the use of chemical sensors or nano-sensing technology. These wired and wireless detection systems were first developed for space exploration in 2007 and 2008 for experiments carried out on the Space Shuttle Endeavor. The Company intends to form a number of majority owned subsidiaries, each of which will hold the rights to a specific technology and also serve as the vehicle for investment capital.

In August 2009, the Company announced that it had formed its first subsidiary for NASA based technology. This new subsidiary, named Nanobeak Inc., is a nanotechnology company focused on carbon based chemical sensing for gas and organic vapor detection – effectively electronic sniffing. NASA developed these Nano Chemical Sensors for space missions to increase scientific measurement capabilities with less mass and lower power requirements. The potential space and terrestrial applications include cabin air monitoring onboard the Space Shuttle, surveillance of global weather, forest fire monitoring, radiation detection, and various other mission critical capabilities. This technology was developed at the NASA Ames Research Center located in Moffet Field, California. The commercial applications of these Nano Chemical Sensors relate specifically to Homeland Security and Defense, Medical Diagnoses, Environmental Monitoring and Process Control. Nanobeak seek to offer offer products in each of these sectors beginning in the fiscal year ending June 30, 2010, but timing of these efforts can not be assured. The Company subsequently reported the launching of its first product derived from NASA technology, a handheld test for Diabetes, which uses breath instead of blood. Nanobeak will take the prototype handheld sensor, which measures acetone levels with a simple breath, out of the laboratory and into the marketplace. Nanobeak will undertake product testing which will be done in conjunction with a major hospital network in the United States, followed by licensing discussions with the top pharmaceutical companies.

In September 2009, the Company announced that it had formed its second subsidiary for NASA based technology.  The subsidiary is named Andromeda Energy Inc. and it is a nanotechnology company focused on scalable alternative energy solutions that operate more efficiently, and therefore yield significantly lower electricity cost per watt than conventional energy sources. The Company is in receipt of several expressions of interest for partnerships in the planned deployment of this new technology from major corporations located in the People’s Republic of China. The Company has also been asked to consider a dual listing on the Hong Kong Stock Exchange.

Subsequent to June 30, 2009, the Company entered into several business development, investor relations and consulting and advisory agreements with two separate service providers. Under the terms of these agreements, the Company has committed to issue shares of common stock in lieu of cash in consideration for the valuable services provided and to be provided by these individual firms. As of the date of this filing, the Company has issued approximately 5.2 million shares of common stock in lieu of various categories of cash compensation for services rendered and to be rendered by the firms. Such services include, but are not be limited to, investor relations, identification of potential providers of equity or hybrid financing, the identification of strategic or joint-venture and licensing partners, the identification of merger and/or acquisition candidates, the provision of general business advice, the overview of governmental procurement programs, the preparation of disclosure, marketing and promotional materials.

Since June 30, 2009, the Company has issued 14,590,500 shares of common stock. Of these shares, 5,800,000 were issued under a certain Warrant Exchange Agreement, 500,000 were issued pursuant to a certain short-tem note, 45,500 were issued pursuant to certain addendum to short-terms loans and 8,245,000 were issued to a variety of service providers for services to be rendered.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, at June 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting (as described below in “Management’s Report on Internal Control over Financial Reporting”), which we view as an integral part of our disclosure controls and procedures.

On October 13, 2009, our independent registered public accounting firm Amper, Politziner & Mattia, LLP (AP&M), informed us and our Audit Committee of the Board of Directors that they had discovered conditions which they deemed to be material weaknesses in our internal controls (as defined by standards established by the Public Company Accounting Oversight Board) summarized as follows:

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions.

•	The limited size of the accounting department makes it impracticable to achieve an appropriate segregation of duties.

•	There are no formal documented closing and reporting calendar and checklists.

•	There are no formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

•	Ineffective controls over revenue recognition.

•	Ineffective procedures to appropriately account for and report on related party transactions.

•	Documentation (and retention thereof) of certain transactions was not completed on a timely basis.

•	The Company does not have a procedure to ensure the timely issuance of equity securities upon Board or contractual approval.

•	Payroll and income tax filings have not been made timely.

•	Material weaknesses identified in the past have not been remediated.

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

Our Chief Executive Officer and Chief Accounting Officer conducted an evaluation of the effectiveness of internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  As a result of this assessment, management identified material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at June 30, 2009, we identified the following material weaknesses:

Management has identified several material weaknesses, some of which are included in the list above of material weaknesses reported by our independent registered public accounting firm.

•
A lack of sufficient resources and an insufficient level of monitoring and oversight, which restricts the Company's ability to gather, analyze and report information relative to the financial statement assertions in a timely manner, including insufficient documentation and review of selection and application of generally accepted accounting principles to significant non-routine transactions.

•	A lack of formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

•	Ineffective controls over accounts payable processing

•	Ineffective controls over contract administration

•	Ineffective procedures to appropriately account for and report on related party transactions.

•	Ineffective documentation of certain transactions not completed on a timely basis.

Based on its evaluation and due to the material weaknesses noted above, our management concluded that our internal control over financial reporting was not effective as of June 30, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

The information set forth in this Item 9A(T) shall not be considered filed under the Exchange Act. This annual report does not include an attestation report of Amper, Politziner & Mattia, LLP, the Company’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Amper, Politziner & Mattia, LLP pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Remediation of Material Weaknesses

The Company intends to take action to hire additional staff, implement stronger financial reporting systems and software and develop the adequate policies and procedures with said enhanced staff to ensure all noted material weaknesses are addressed and resolved. The Company also retained a third party consulting services to assist in developing and maintaining adequate internal control over financial reporting during the fiscal year ended June 30, 2008.  However, due to the Company’s cash flow constraints and changes in the business requirements from the change in key relationships and lack of internal resources, the continued assistance from this consulting firm and the timing of implementing the adequate policies and procedures, as determined to be required, has not yet been determined. The Company cannot predict when it will be able to appropriately address such weaknesses.

Item 9B. Other Information
None

PART III

Item 9. Directors, Executive Officers and Corporate Governance

The Company's executive officers and directors and their positions with MSGI are as follows:

Name	Age	Positions and Offices, if any, Held	Director Since
J. Jeremy Barbera and Chief Executive Officer	52	Chairman of the Board of Directors	1996
Richard J. Mitchell, III and Secretary	50	Chief Accounting Officer, Treasurer
Joseph C. Peters	52	President and Director	2004
John T. Gerlach	77	Director	1997
Seymour Jones	78	Director	1996
David C. Stoller	59	Director	2004

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2009, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2009.

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

Compensation Committee

The members of the Compensation Committee during fiscal year 2009 were Mr. Seymour Jones, Mr. Joseph Peters, and Mr. John Gerlach. Mr. Gerlach is Chairman of the Committee. Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal years 2009 and 2008. Mr. Peters served as a member of the committee in fiscal year 2007. Mr. Peters was also an officer and employee of the Company during the fiscal years ended June 30, 2009 and 2008.

Nomination Matters

The Board of Directors does not currently have a nominating committee or a committee performing similar functions. Given the size of the Company and the historic lack of director nominations by stockholders, the Board has determined that no such committee is necessary. Similarly, although the Company’s By-laws contain procedures for stockholder nominations, the Board has determined that adoption of a formal policy regarding the consideration of director candidates recommended by stockholders is not required. The Company intends to review periodically both whether a more formal policy regarding stockholder nominations should be adopted and whether a nominating committee should be established. Until such time as a nominating committee is established, the full Board, which includes two directors employed by the Company and therefore not “independent” under applicable standards, will participate in the consideration of candidates. The Board does not utilize a nominating committee charter when performing the functions of such committee. The procedures for stockholder nominations and the desired qualifications of candidates, among other nominations matters, did not change during the 2009 fiscal year.

Item 11. Executive Compensation

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2009 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

	Fiscal
	Year							Non-Equity	Non-qualified
Name and Principal	Ended	Annual	Annual	Stock		Option		Incentive	Deferred	All Other
Position	June 30,	Salary	Bonus	Awards		Awards		Compensation	Compensation	Compensation	Total

J. Jeremy Barbera (1)	2009	$501,923	—	$8,000	(3)	$92,950	(4)	—	—	—	$602873
Chairman of the	2008	497,200	—	30,600	(3)	185,900	(4)	—	—	—	713,700
Board and Chief
Executive Officer

Richard J. Mitchell III (2)	2009	125,481	—	—		35,590	(5)	—	—	—	161,071
Chief Accounting Officer	2008	125,000	—	—		74,000	(5)	—	—	—	199,000
Treasurer and Secretary

(1)    As a result of limited cash availability during the fiscal year ended June 30, 2009, Mr. Barbera has been paid only $307,136 of the annual salary accrued and reported for the year.

(2)    As a result of limited cash availability during the fiscal year ended June 30, 2009, Mr. Mitchell has been paid only $77,388 of the annual salary accrued and reported for the year.

(3)    On May 7, 2007, the Board of Directors voted unanimously to authorize the issuance of 300,000 shares of the Company’s common stock to Mr. Barbera as an incentive to retain the services of Mr. Barbera. The shares are to be issued in three equal installments of 100,000 shares each over a period of three years. The first issuance of 100,000 shares occurred on May 7, 2007, the second issuance of 100,000 shares was earned on May 7, 2008 and the third issuance of 100,000 shares was earned on May 7, 2009. The shares are valued at each reporting period at the current market price for shares earned to date and once issued, the stock is valued at the current market price on the date of issuance. For fiscal 2008, there were 100,000 shares issued at a value of $0.63 per share and the remaining 100,000 shares not issued were valued at $0.43 for the portion of shares earned at June 30, 2008, resulting in an expense in fiscal 2008 of $30,600. The remaining 100,000 shares authorized were issued at a value of $0.08 per share for an expense of $8,000 during the year ended June 30, 2009.

(4)    Represents options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The dollar amount presented represents the expense each year as recognized under SFAS 123R. The overall fair value of these shares was $278,000 which is based on a fair value of $1.39 per share. This fair value was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected lifeof 6 years. The expense is being amortized over a period of 1.5 years, which is the vesting term of the options.

(5)    Represents options to purchase 25,000 shares of the Company’s common stock at $1.40 per share, 50,000 shares at $1.50 per share and 7,500 shares at $1.50 per share. Options were issued on May 7, 2007, June 29, 2007 and February 7, 2005, respectively, and expire 10 years from the dates of issuance. The dollar amount presented represents the expense for each fiscal year under SFAS 123R for options currently vesting. The fair value of the May 7 grant was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 140.9%, risk-free interest rate of 4.75% and an expected life of 6 years. The fair value of the June 29 grant was estimated using the Black-Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk-free interest rate of 4.75% and an expected life of 6 years.

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

There were no options granted in the fiscal years 2009 or 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised options, unvested stock and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year 2009:

	Option Awards							Stock Awards
											Equity
										Equity	Incentive
					Equity					Incentive	Plan
					Incentive					Plan Awards:	Awards:
					Plan				Market	Number of	Market or
					Awards			Number of	Value of	Unearned	Payout Value
	Number of		Number of		Number of			Shares	Shares or	Shares,	of Unearned
	Securities		Securities		Securites			or Units	Units of	Units or	Shares, Units
	Underlying		Underlying		Underlying	Option		of Stock	Stock That	Other Rights	or Other
	Unexercised		Unexercised		Unexercised	Exercise	Option	That Have	Have Not	That Have	Rights That
	Options (#)		Options (#)		Unearned	Price	Expiration	Not Vested	Vested	Not Vested	Have Not
Name	Exercisable		Unexercisable		Options (#)	($)	Date	(#)	($)	($)	Vested ($)

J. Barbera	100,000	(1)	—		—	1.50	3/24/14	—	—	—	—
	200,000	(2)	—		—	1.50	3/24/14	—	—	—	—
	200,000	(3)	—		—	1.50	6/29/17	—	—	—	—

R. Mitchell	10,000	(4)	—		—	1.50	3/24/14	—	—	—	—
	16,666	(5)	8,334	(5)	—	1.40	5/07/17	—	—	—	—
	50,000	(6)	—		—	1.50	6/29/17	—	—	—	—

(1)	Represents grant of options to purchase 100,000 shares of common stock at $1.50 per share, vested immediately, with a term of 10 years.
(2)	Represents a grant of options to purchase 200,000 shares of common stock at $1.50 per share, vested over three years on each anniversary date of the grant, with a term of 10 years.

(3)	Represents a grant of 200,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.
(4)	Represents a grant of 10,000 options to purchase common stock at $1.50 per shares, vested over three years on each anniversary date with a term of 10 years.
(5)	Represents a grant of 25,000 options to purchase common stock at $1.40 per shares, vested over three years on each anniversary date of the grant, with a term of 10 years.
(6)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.

Equity Compensation Plan Information

	Number of securities		Number of Securities
	to be issued upon	Weighted-average	remaining available
	exercise of	exercise price of	for future issuances
	outstanding options,	outstanding options,	under equity
Plan Category	warrants and rights	warrants and rights	compensation plans

Equity compensation plans
approved by security holders
1999 Stock Option Plan (1)	985,000	$1.94	140,122
Executive Options (1)	40,000	$2.81	—

Equity compensation plans not approved by security holders	—	—	—

Total	1,025,000	$1.97	140,122

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

COMPENSATION OF DIRECTORS

Beginning in October 2003, directors who are not employees of the Company receive an annual retainer fee of $5,000, $1,000 for each Board Meeting attended, $500 for each standing committee meeting attended and $500 for each standing committee meeting for the Chairman of such Committee. Such Directors will also be reimbursed for their reasonable expenses for attending board and committee meetings, and will receive an annual grant of options on June 30 of each year to acquire 10,000 shares of common stock for each fiscal year of service, at an exercise price equal to the fair market value on the date of grant. Any Director who is also an employee of the Company is not entitled to any compensation or reimbursement of expenses for serving as a Director of the Company or a member of any committee thereof. The Directors agreed to waive the annual option grant for the fiscal years ended June 30, 2003, 2004, 2005 and 2006. The annual options grants previously waived were issued on June 29, 2007. The Directors agreed to waive the annual option grant for the fiscal years ended June 30, 2008 and 2009.

The following table sets forth certain information regarding all compensation earned by directors for the Company’s 2009 fiscal year.

							Nonqualified
	Fees Earned					Non-Equity	Deferred
	or Paid in		Stock	Option		Incentive Plan	Compensation	All Other
	Cash		Awards	Awards		Compensation	Earnings	Compensation	Total
Name	($)		($)	($)		($)	($)	($)	($)

J. Gerlach	$10,000	(1)	—	$35,590	(2)	—	—	—	$45,590

S. Jones	$8,500	(1)	—	35,590	(2)	—	—	—	$44,090

D. Stoller	$8,500	(1)	—	35,590	(2)	—	—	—	$44,090

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

Mr. Barbera was appointed to the position of Chairman of the Board, Chief Executive Officer and President of the Company by the Board, effective March 31, 1997. Mr. Barbera had previously also served as President and CEO of MSGI Direct. Mr. Barbera formerly held an employment agreement which was effective January 1, 2005 for a three-year-term expiring December 31, 2008. The base salary during the employment term is $500,000 for the first year and an amount not less than $500,000 for the remaining two years. Mr. Barbera was eligible to receive bonuses equal to 100% of the base salary each year at the determination of the Compensation Committee of the Board of Directors of the Company, based on earnings and other targeted criteria. Mr. Barbera reduced his salary to $350,000 from January 1, 2005 through March 2007. In April 2007, Mr. Barbera’s annual salary was returned to the contractually obligated level of $500,000. On June 29, 2007, Mr. Barbera was granted stock options to purchase 200,000 shares of Common Stock of the company at $1.50 per share. These options vest in equal installments over an 18 month period beginning one month from the date of issuance. If Mr. Barbera was terminated without cause (as defined in the agreement), then the Company was to pay him a lump sum payment equal to 2.99 times the compensation paid during the preceding 12 months and all outstanding stock options shall fully vest and become immediately exercisable. Mr. Barbera is currently without an executed employment agreement, but continues his employment under the terms comparable to the pervious agreement.

Mr. Barbera has agreed in his prior employment agreement (i) not to compete with the Company or its subsidiaries, or to be associated with any other similar business during the employment term, except that he may own up to 5% of the outstanding common stock of certain corporations, as described more fully in the employment agreement, and (ii) upon termination of employment with the Company and its subsidiaries, not to solicit or encourage certain clients of the Company or its subsidiaries to cease doing business with the Company and its subsidiaries and not to do business with any other similar business for a period of three years from the date of such termination.

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

RELATIONSHIP OF PERFORMANCE TO EXECUTIVE COMPENSATION

The base salary of Mr. Barbera is not set by terms of an employment agreement, but is comparable to his prior effective emplyment agreement and is maintained at such level as to attract and retain him. The Compensation Committee believes this salary is competitive and represents a fair estimate of the value of the services rendered by Mr. Barbera.

Respectively submitted,
COMPENSATION COMMITTEE
John T. Gerlach

Item 12. Security Ownership of Certain Beneficial Owners andManagement and Related Stockholder Matters

Common Stock – Five Percent Holders

The following table sets forth, as of September 30, 2009, certain information with respect to any person, including any group, who is known to the Company to be the beneficial owner of more than 5% of the common stock of the Company.

Title of	Name and Address of	Amount and Nature of	Percent of
Class	Beneficial Owner	Beneficial Owner (1)	Class

Common	Carta De Dinero, LLC	3,000,000	7.63%

Common	Leon Frenkel	3,024,186	7.69%

Common	Bespoke Growth Partners , Inc.	2,200,000	5.60%

(1)
Unless otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares set forth opposite such person’s name. With respect to each person or group, percentages are calculated based on the number of shares beneficially owned, including shares that may be acquired by such person or group within 60 days of September 30, 2009 upon the exercise of stock options, warrants or other purchase rights, but not the exercise of options, warrants or other purchase rights held by any other person.

Common Stock – Management

The following table sets forth, as of September 30, 2009, certain information certain information concerning the ownership of the Company’s common stock of each (i) director, (ii) nominee, (iii) executive officers and former executive officers named in the Summary Compensation Table and referred to as the “Named Executive Officers,” and (iv) all current directors and executive officers of the Company as a group.

Title of	Name and Address of		Percent of
Class	Beneficial Owner	Beneficial Ownership (1)	Class

Common	J. Jeremy Barbera (2)	1,300,000	3.33%
	575 Madison Ave
	New York, NY 10022

Common	Seymour Jones (3)	144,221	*
	575 Madison Ave
	New York, NY 10022

Common	John Gerlach (4)	145,395	*
	575 Madison Ave
	New York, NY 10022

Common	David Stoller (5)	101,250	*
	575 Madison Ave
	New York, NY 10022

Common	Joseph Peters (6)	327,400	*
	575 Madison Ave
	New York, NY 10022

Common	Richard Mitchell (7)	169,200	*
	575 Madison Ave
	New York, NY 10022

All Directors and Named Executive Officers		2,187,466	5.60%
reported as a group

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

(2)
Includes (i) 415,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 200,000 issued as retention incentive, (iii) 185,000 shares previously owned and purchased on the open market and (iv) 500,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2009.

(3)
Includes (i) 5,292 shares previously owned and purchased on the open market, (ii) 28,929 shares issued to director as compensation and (ii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2008.

(4)
Includes (i) 3,609 shares previously owned and purchased on the open market (ii) 31,786 shares issued to director as compensation and (iii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2008.

(5)	Includes (i) 31,250 shares issued to director as compensation and (ii) 70,000 options to purchase shares of common stock, all are exercisable at September 30, 2008.
(6)
Includes (i) 143,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 25,000 issued as retention incentive, (iii) 9,400 shares previously owned and purchased on the open market and (iv) 150,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2008.

(7)
Includes (i) 84,200 issued upon conversion of Series G Convertible Preferred Shares and (ii) 85,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, 76,666 are exercisable at September 30, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 9, 2009, Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI entered into a 90-day bridge loan agreement with a lender yielding net proceeds of $240,000. Certain personal assets of Mr. Barbera were used as senior collateral. The Company also provided a full guarantee and certain Company assets were used as junior collateral. The Board of Directors of the Company approved the transaction during a meeting held on February 6, 2009. The net proceeds of the bridge loan were advanced by Mr. Barbera to the Company to be used primarily for a new business venture with NASA on behalf of the Company as well as to meet short-term working capital requirements of the Company. The Company has given no consideration to Mr. Barbera for this personal guarantee of the bridge loan. During the period ended June 30, 2009, the lender made claim of default on the loan by Mr. Barbera. As a result, the Company forfeited the assets committed as junior collateral. Mr. Barbera also forfeited certain personal assets. Upon delivery of the committed assets from the Company, the lender provided Mr. Barbera with extended terms for the payment of the principal and accrued interest. The Company has determined that there is no liability required as of June 30, 2009, as the committed assets have been provided to the lender and there is no longer a standing guarantee by the Company.

Relationship with The National Aeronautics and Space Administration:

The Company’s collaborative relationship with NASA was begun in August 2009 with the execution of a Space Act Agreement (SAA) forming a partnership between MSGI and the Ames Research Center (ARC) located at Moffet Field in California. The purpose of this collaboration between MSGI and NASA is to develop new prototype chemical sensors using NASA’s nano-sensor technology to meet MSGI’s need in sensor commercialization in security, biomedical and other areas. This sensor technology platform could potentially be used in efforts such as chemical leak detection and hazardous material detection. MSGI intends to develop this technology for commercial applications, homeland security applications, and medical diagnostic applications for type I diabetes (acetone detection) at first and possibly other species in future years.

In August 2009, the Company announced the formation of its first subsidiary for NASA based technology. The subsidiary, named Nanobeak Inc. (Nanobeak) is a nanotechnology company focused on carbon based chemical sending for gas and organic vapor detection. Some potential space and terrestrial applications for this technology include cabin air monitoring onboard the Space Shuttle and future spacecraft, surveillance of global weather, forest fire detection and monitoring, radiation detection and various other critical capabilities. The commercial applications of these nanotech chemical sensors relate specifically to efforts in Homeland Security and defense, medical diagnostics and environmental monitoring and controls. Nanobeak will offer products in each of these market sectors beginning in the current fiscal year ending June 30, 2010. In September 209, the Company announced that it is launching its first product derived from the NASA nanotechnology, a handheld testing and detection device for Diabetes that uses breath instead of blood. Nanobeak will take the prototype handheld sensor out of the laboratory and into the marketplace. The Company, through Nanobeak, will engage in product testing in conjunction with a major hospital network in the United States, followed by licensing discussions with the top pharmaceutical companies.

In September 2009, the Company announced the formation of its second subsidiary for NASA based technology. Andromeda Energy Inc. (Andromeda) will be focused on scalable alternative energy solutions employing NASA developed nanotechnology. These technologies operate more efficiently that current technologies and therefore yield significantly lower electricity costs per watt than conventional energy systems and sources. The Company is already in receipt of several expressions of interest for partnerships in the planned deployment of this new technology, primarily from various major corporations located in the People’s Republic of China.

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

There have been no business transactions under the Sub-Contract or License agreement as of June 30, 2009 or to date and the Company currently is not anticipating any in the near future. The Company considers these transactions to be null and void.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP (GCA), of Mountain View, California, to represent the Company in potential legal action against Hyundai and others. Subsequently, the Company, through GCA, filed suit in United States District Court, Northern District of California, naming Hyundai, among others, as a defendant. The Company seeks restitution for breach of contract, among other allegations.

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

Subsequent to the year ended June 30, 2008, the Company negotiated an acceleration to the sub-contract agreements with Hirsch Capital Corp., the private equity firm operating both Hyundai and Apro. Under the accelerated terms, the Company expects to increase its business with Apro by supporting several of the largest commercial businesses in Korea with products and services. The Company also expects that this renewed relationship will bring additional sales to a certain Fortune 100 defense contractor as well. As part of this business expansion, the Company expects to become the beneficiary of various technology transfers including, but not limited to, Hi-Definition video surveillance systems, Hi-Definition digital video recording devices and emerging RFID technology. The Company has $400,000 of product shipments to Hirsch Group, LLLP, an affiliate of this private equity firm, as well as has shipped an additional $4,000,000 of product under agreements and referrals from Hirsch Group, LLLP during fiscal 2008. However, none of these shipments have been reported as revenue, as discussed above. The Company considers these contracts to be null and void.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP (GCA), of Mountain View, California, to represent the Company in potential legal action against Apro and others. Subsequently, the Company, through GCA, filed suit in United States District Court, Northern District of California, naming Hyundai, among others, as a defendant. The Company seeks restitution for breach of contract, among other allegations.

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

The Company has recognized $100,000 in revenues during the year ended June 30, 2008 as a result of this license agreement. No such revenues were recognized during the year ended June 30, 2009.

Item 14. Principle Accountant Fees and Services

The aggregate fees billed by Amper, Politziner & Mattia, LLP independent accountants, for professional services rendered to MSGI Security Solutions, Inc during the fiscal years ended June 30, 2009 and 2008 were comprised of the following:

	Fiscal Year	Fiscal Year
	2009	2008
Audit Fees	$110,800	$325,200
Tax Fees	—	3,225
All other Fees	—	—
Total Fees	$110,800	$328,425

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

Tax fees related primarily to tax compliance and advisory services for federal and state tax returns for 2008.

The Company's Audit Committee pre-approves all services provided by Amper, Politziner & Mattia, LLP

Item 15. Exhibits

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

Date: October 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barebera	Chairman of the Board and Chief Executive	October 13, 2009
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/John T. Gerlach	Director	October 13, 2009
John T. Gerlach

/s/Seymour Jones	Director	October 13, 2009
Seymour Jones

/s/Joseph Peters	Director	October 13, 2009
Joseph Peters

/s/David Stoller	Director	October 13, 2009
David Stoller