Form 10-Q
period 2009-12-31
MSGI SECURITY SOLUTIONS, INC
filed 2010-02-22
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

575 Madison Ave, New York, NY 10022
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

Yes ☐    No ☐

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

As of February 13, 2010 there were 52,961,038 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT

DECEMBER 31, 2009

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2009 (unaudited) and June 30, 2009	3

	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2009 and 2008 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the six months ended December 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended December 30, 2009 and 2008 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-24

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	36-37

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 6.	Exhibits	38

SIGNATURES		39

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$1,188	$689

Total current assets	1,188	689
Investments in Current Technology Corporation	1,500.000	1,500,000
Property and equipment, net	25,859	32,299
Deposits on technology licenses	—	175,000
Other assets, principally deferred financing costs, net	159,877	338,223

Total assets	$1,686,924	$2,046,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable-trade	$2,701,197	$2,723,392
Accrued expenses and other current liabilities	5,475,760	4,684,192
Advances from strategic partner	276,950	276,950
Advances from corporate officer	753,077	167,062
Other advances	60,000	60,000
Convertible notes payable	3,350,004	3,110,000
6% Callable convertible notes payable, net of discount of $828,390 and $1,942,430, respectively	1,171,610	57,570
8% callable convertible notes payable, net of discount of $3,635,146 and $3,980,109, respectively	4,364,854	4,019,891

Total current liabilities	18,153,452	15,099,057

Commitments and contingencies

Stockholders’ deficit:
Common stock - $.01 par value; 100,000,000 shares authorized; 51,278,700 and 24,932,967 shares issued; 51,261,038 and 24,915,305 shares outstanding as of December 31, 2009 and June 30, 2009, respectively	512,786	249,329
Additional paid-in capital	274,550,380	272,057,383
Accumulated deficit	(290,135,984)	(283,965,848)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ deficit	(16,466,528)	(13,052,846)
Total liabilities and stockholders’ deficit	$1,686,924	$2,046,211

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2009	2008	2009	2008

Total revenue	$—	$—	$—	$—

Cost of revenue/products sold, including write-down of $4,066,646 in 2008	—	4,066,646	—	4,066,646

Gross loss	—	(4,066,646)	—	(4,066,646)
Operating costs and expenses:
Salaries, benefits, and payroll taxes	170,269	353,117	349,737	728,564
Research and development	120,000	—	535,004	—
Selling, general and administrative (including non-cash expenses (credit) for shares to be issued to Apro Media of $0 and ($7,248) for the three months for 2009 and 2008 and $0 and ($33,342) for the six months for 2009 and 2008, respectively)	1,167,524	303,714	1,749,515	913,728
Depreciation and amortization	3,220	4,006	6,440	7,933

Total operating costs and expenses	1,461,013	660,837	2,640,696	1,650,225

Loss from Operations	(1,461,013)	(4,727,483)	(2,640,696)	(5,716,871)

Other income (expense):
Non-cash expense for revaluation of put options to fair value	—	—	—	(150,000)

Gain on securities exchange agreement	—	—	—	1,700,000
Miscellaneous income	10,000	—	10,000	—
Non-cash loss on debt guarantee	—	—	(170,000)	—
Interest income	—	—	—	13,124
Interest expense	(1,464,187)	(382,680)	(3,357,440)	(1,353,410)
Total other income (expense)	(1,454,187)	(382,680)	(3,517,440)	209,714

Net loss before provision for income taxes	(2,915,200)	(5,110,163)	(6,158,136)	(5,507,157)
Provision for income taxes	6,000	6,657	12,000	6,657

Net loss	$(2,921,200)	$(5,116,820)	$(6,170,136)	$(5,513,814)

Basic and diluted loss per share:	$(0.06)	$(0.22)	$(0.15)	$(0.24)

Weighted average common shares outstanding
basic and diluted	49,627,384	23,465,060	40,428,606	23,041,723

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(Unaudited)

	Common Stock				Treasury Stock
			Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2009	24,932,967	$249,329	$272,057,383	$(283,965,848)	(17,662)	$(1,393,710)	$(13,052,846)

Exchange of shares of common stock for warrants in Exchange Agreement	7,700,000	77,000	946,000				1,023,000

Non-cash compensation expenses			2,744				2,744

Issuance of shares under terms of various consulting and services agreements	17,053,333	170,533	1,355,517				1,526,050

Issuance of shares for debt guarantee	1,000,000	10,000	160,000				170,000

Issuance of shares under terms of a certain loan agreement	500,000	5,000	15,000				20,000

Issuance of shares of common stock under Addendum to term notes payable	92,400	924	6,783				7,707

Fair value of warrants issued under Addendums to term notes payable			6,953				6,953

Net loss for the six months ended December 31, 2009				(6,170,136)			(6,170,136)

Balance December 31, 2009	51,278,700	$512,786	$274,550,380	$(290,135,984)	(17,662)	$(1,393,710)	$(16,466,528)

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2009	2008

Operating activities:
Net loss	$(6,170,136)	$(5,513,814)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,440	7,933
Gain on securities exchange agreement	—	(1,700,000)
Amortization of deferred financing costs	178,346	392,793
Non-cash compensation expense	2,744	226,790
Non-cash expense for put option revaluation to fair value	—	150,000
Non-cash interest expense	2,321,663	363,984
Non-cash loss on guarantee of debt	170,000	—
Non-cash expense (credit) for shares to be issued to Apro	—	(33,342)
Non-cash value of shares issued for services	1,526,050	—
Reserve on deferred costs of products shipped	—	4,066,646
Changes in assets and liabilities:
Accounts receivable	—	128,000
Other current assets	—	(6,000)
Other assets	175,000	(1,000)
Accounts payable - trade	(22,195)	39,720
Accrued expenses and other liabilities	986,568	742,627
Net cash used in operating activities	(825,520)	(1,135,663)

Investing activities:
Purchases of property and equipment	—	(1,860)

Net cash from (used in) investing activities	—	(1,860)

Financing activities:
Proceeds from promissory note	240,004	—
Cash advances from corporate officer	586,015	187,087
Release of restricted cash to Company	—	1,800,000
Cash paid from restricted stock in Securities Exchange Agreement	—	(1,000,000)
Net cash provided by financing activities	826,019	987,087

Net increase in cash	499	(150,436)

Cash at beginning of period	689	150,624

Cash at end of period	$1,188	$188

Non-cash Transactions:
Deferred financing charges accrued in connection with Securities Exchange Agreement	$—	$20,000

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA) and Innalogic, LLC (Innalogic), Nanobeak Inc. (Nanobeak) and Andromeda Energy Inc. (Andromeda), (in combination MSGI or the Company).  These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2009 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity, debt transactions and related party advances. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At December 31, 2009, the Company had $1,188 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations requirements and enable the Company to meet any of its financial obligations, including its payments under convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $960,000 were due February 28, 2009, was $1,500,000 due March 31, 2009, was $250,000 due on June 17, 2009 and was $240,004 due on August 31, 2009. These notes are technically in default as of the date of this filing, but none of the lenders have made a claim of default and the Company is in the process of negotiating extended terms for each of the debt instruments. Other promissory notes in the amount of $1,000,000 were due on December 13, 2009 and $400,000 was due on December 31, 2009. All other convertible notes are due prior to June 30, 2010 and the Company does not have the funds to repay such notes.  Further, there is uncertainty as to timing, volume and profitability of transactions, if any, which may arise from our relationship with The National Aeronautics and Space Administrations (NASA) and others. There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  As of the date of this filing, the Company has ceased its business relationship with both Hyunda1 Syscomm Corp. (Hyundai) and Apro Media Corp. (Apro or Apro Media) and a legal action has been filed in the State of California naming both, among others, as defendants. There are no assurances that any further capital raising transactions will be consummated. Although certain financing related transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional funds, it may be forced to further reduce, or cease operations, liquidate assets, renegotiate terms with lenders and others of which there can be no assurance of success, or file for bankruptcy protection. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As of December 31, 2009, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 122,000,000 shares of common stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares at our annual meeting.  However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.

Summary of significant recent financing transactions:
During the six-month period ended December 31, 2009, the Company received net proceeds of approximately $586,000 from a certain corporate officer, which has no stated interest rate or maturity date. It is expected that this certain corporate officer will provide further cash advances to the Company through the three month period to end March 31, 2010, but that these advances will end upon any successful funding event or transaction completed by the Company.

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

There was no revenue reported for the three and six months ended December 31, 2009 and 2008.

The Company had certain shipments of products to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008, fiscal 2009, or fiscal 2010 to date, due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized had been reported on the balance sheet in “Costs of product shipped to customers for which revenue has not been recognized” as of June 30, 2008, but have been fully reserved and expensed to the statement of operations as costs of goods sold during the year ended June 30, 2009.

Costs of product shipped to customers for which revenue has not been recognized

As of December 31, 2009, the Company has capitalized approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008, fiscal 2009, or to date in fiscal 2010. The Company has also recorded a full reserve against these product costs in the aggregate amount of approximately $5.4 million, all of which was recorded during the years ended June 30, 2009 and 2008. This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have now been fully reserved. The Company has filed legal action against various parties involved in the business operations to recover certain payments through court action or potential settlement.  However, there can be no assurances that this will occur.

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of the associated debt instruments. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with FASB ASC 470-20 “Debt with Conversion and Other Options.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2009 and June 30, 2009.

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

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities. The Company recorded expenses of $535,004 during the six months ended December 31, 2009 for costs associated with product development under the Company’s agreement with NASA.  The Company recorded expenses of $415,004 during the prior three month period ended September 31, 2009.

Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the asset and liability method of accounting for income taxes, as set forth in FASB ASC 740 “Income Taxes.” As prescribed by FASB ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has established a full valuation allowance due to the uncertainty of recognizing future income.

On July 1, 2007, the Company adopted the provisions of FASB ASC 740-10. FASB ASC 740-10 prescribes recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at December 31, 2009 and June 30, 2009.

Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however, such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 10,086,284 and 22,068,724 shares for the periods ended December 31, 2009 and 2008, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive.

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

Subsequent events:

In accordance with ASC 855-10, “Subsequent Events,” the Company evaluated all events or transactions that occurred after December 31, 2009 up through February 22, 2010.  During this period no material subsequent events came to our attention.

Summary of Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated the residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the Codification or ASC) the single source of U.S. GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the description of Significant Accounting Policies that follows, references in “italics” relate to Codification Topics and Subtopics, and their descriptive titles, as appropriate

In June 2008, the FASB issued new accounting guidance as codified in ASC 815-40 on determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.  This guidance also addresses how to assess whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of ASC 815 “Derivatives and Hedging.”  This guidance was effective for the Company July 1, 2009, the adoption of which did not have a material impact on the Company’s consolidated financial statements.

3.	SECURITIES EXCHANGE TRANSACTION

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with a group of investors (Enable). Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase. As of December 31, 2009, 8,200,000 shares of common stock have been issued under this exchange agreement and 1,800,000 shares remain to be issued under the Warrant Exchange Agreement.  A liability of $90,000 has been recorded by the Company to recognize the fair value of the remaining shares to be issued at a market price of $0.05 per share at December 31, 2009.  For the three and six months ended December 31, 2009, approximately $(150,000) and $828,000, respectively, was recorded as interest expense on the accompanying consolidated statements of operations, representing the value of shares issued during the three and six months then ended, in addition to the value of the change in accrual for the three and six months then ended.

4.	DEPOSITS ON TECHNOLOGY LICENSES

During the year ended June 30, 2009, the Company expended $175,000 as a non-refundable deposit with NASA for the rights to license technologies.  During the six month period ended December 31, 2009, the Company executed certain Space Act Agreements with NASA and expended an additional $360,004 as a reimbursement of research and development costs incurred by NASA under these agreements. The $175,000, which was previously categorized as a deposit, was also expensed as research and development under these agreements. As of December 31, 2009, the aggregate total expended for such research and development reimbursed to NASA is $535,004.

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

The Company currently has a $1,500,000 investment in Current Technology Corporation.  The Company owns 15 million shares of the common stock of Current Technology, which represents approximately 9.0% ownership of its outstanding common stock. The Company has historically recorded the investment on a cost method of accounting.

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

Pursuant to a junior guarantee provided by the Company under a certain bridge loan agreement, which was entered into by Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI, the Company surrendered 5,000,000 shares of common stock of its holdings in Current Technology Corporation at a carrying value of $500,000. The Company has no further guarantee obligations under the bridge loan agreement.

In addition, as part of this investment transaction, Current Technology is to outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 59% ownership interest). No such transactions between MSGI and Celevoke have occurred during the six months ended December 31, 2009 or to date.

6.	8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of December 31, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2009, net of discount	Carrying Amount at June 30, 2009, net of discount
8% Debentures	May 21, 2010	$4,000,000	$3,635,146	$364,854	$19,891
8% Notes	May 21, 2010	4,000,000	—	4,000,000	4,000,000
Total		$8,000,000	$3,635,146	$4,364,854	$4,019,891

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or during the six months ended December 31, 2009.

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

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of December 31, 2009.

The 8% Debentures and the Warrants have anti-dilution protections. The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2009 and 2008 in connection with this note was approximately $634,000 and $288,000, respectively.

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

Total interest expense, including debt discount amortization, for the six months ended December 31, 2009 and 2008 in connection with this note was approximately $168,000 and $118,000, respectively.

7.	6% CALLABLE CONVERTIBLE NOTES PAYABLE

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2009, net of discount	Carrying Amount at June 30, 2009, net of discount
6% Notes	December 13, 2009	$1,000,000	$—	$1,000,000	$45,940
6% April Notes	April 4, 2010	1,000,000	828,390	171,610	11,630
Total		$2,000,000	$828,390	$1,171,610	$57,570

The 6% Callable Convertible Notes Payable consist of the following as of December 30, 2009:

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or the six months ended December 31, 2009.

The 6% Notes have a single balloon payment of $1,000,000, which was due on the maturity date of December 13, 2009 and accrued interest at a rate of 6% per annum. As of December 31, 2009, the Company has not repaid the debt and the 6% Notes are now technically in default, although no formal default has been claimed, nor a notice been produced, by the lender. The 6% Notes are now earning a default interest rate of 15% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is currently at $0.25. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $0.50 per share. These warrants could be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company.

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

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes converted, anti-dilution provisions of the remaining 6% Notes were triggered. The conversion price of the remaining 6% Notes was reduced from the variable conversion rate noted above to a fixed rate of $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $263,900 which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount was amortized over the remaining term of the note.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2009 and 2008 in connection with this note was approximately $1,010,000 and $63,000, respectively.

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

The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company.

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

Total interest expense, including debt discount amortization, for the six months ended December 31, 2009 and 2008 in connection with this note was approximately $212,000 and $57,000, respectively.

8.	OTHER NOTES PAYABLE AND ADVANCES
Other Notes Payable consists of the following as of December 31, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2009, net of discount	Carrying Amount at June 30, 2009, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$—	$960,000	$960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	—	1,500,000	1,500,000
Convertible Term Notes – short term	December 31, 2009	400,000	—	400,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	—	250,000	250,000
25% Convertible Term Notes – short term	August 31, 2009	240,004	—	240,004	—
Total		$3,350,004	$—	$3,350,004	$3,110,000

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

During the six months ended December 31, 2009, the Company issued 92,400 warrants at an exercise price of $0.25 and 92,400 shares of common stock.  The stock was determined to have a fair value of $7,707, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $6,953. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the six months ended December 31, 2009.

The following assumptions were used in the Black-Scholes model for the warrants for the three months ended December 31, 2009:

Expected term (years)	3
Dividend yield	0%
Expected volatility	215% - 235%
Risk-Free interest rate	1.23%-1.70%
Weighted average fair value	$0.06

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

Total interest expense, including value of warrants and stock issued above, for the six months ended December 31, 2009 and 2008 in connection with this note was approximately $274,000 and $618,000, respectively.

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

Total interest expense for the six months ended December 31, 2009 in connection with this note was approximately $23,000.

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

Total interest expense for the six months ended December 31, 2009 in connection with this note was approximately $25,000.

Advances

During the six months ended December 31, 2009, the Company received net funding in the amount of approximately $586,000 from a certain corporate officer. During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from this same corporate officer.  As of December 31, 2009, the total net amount received from the officer is approximately $753,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $451,000 in back due compensation as of the six months ended December 31, 2009.

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

The Company accounts for employee stock-based compensation under FASB ASC 718, “Compensation – Stock Compensation,” which requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statement at their fair values. The expense is being recognized on a straight−line basis over the vesting period of the options. The Company did not record a tax benefit related to the share−based compensation expense since the Company has a full valuation allowance against deferred tax assets.

There were no stock options granted during the six months ended December 31, 2009 or 2008.  As of December 31, 2009, 1,025,000 options are outstanding, of which 1,016,666 options are exercisable.  The stock based compensation expense related to stock options for the six months ended December 31, 2009 and 2008 was approximately $2,700 and $216,000, respectively. As of December 31, 2009, there is no intrinsic value for these outstanding options.  The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the statements of operations. As of December 31, 2009, non-vested compensation cost that has not yet been recognized was approximately $1,800, which is expected to be recognized over a weighted average period of approximately 0.5 years.

Warrants:
As of December 31, 2009, the Company has 9,061,284 warrants outstanding for the purchase shares of common stock at prices ranging from $0.25 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the six months ended December 31, 2009, a total of 493,340 warrants which had been issued during November and December of 2004 reached their maturity dates per their individual terms and thus expired.

During the six months ended December 31, 2009, the Company issued 92,400 five-year warrants to certain lenders in relationship to the addendum agreements. These warrants carry an exercise price of $0.25. A fair market value of $6,953 for these warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended December 31, 2009.

During the six month period ended December 31, 2009, 11,269,824 warrants were exchanged for 7,700,000 shares of common stock under the Warrant Exchange Agreement (see Note 3).

Common Stock Transactions:
During the six month period ended December 31, 2009, the Company issued 92,400 shares of its common stock to a certain private institutional lender with relation to a series of addendums executed to that lender’s short term loan agreement. The shares carried a fair market value of $7,707 and this amount was expensed as additional non-cash interest during the period.

During the six months ended December 31, 2009, the Company issued 7,700,000 shares of common stock to a certain lender with relation to a Warrant Exchange Agreement (see Note 3). The shares were valued at their market rate as of the date of exchange and carried an aggregate fair market value of $1,023,000, which was expensed as additional non-cash interest expense during the period.

During the six months ended December 31, 2009, the Company issued 500,000 shares of common stock to a certain lender in relation to the 25% Convertible term note payable (see Note 7). These shares were valued at market price on the date of execution of the note payable and carried a fair market value of $20,000, which was expensed as additional non-cash interest expense during the period.

During the six months ended December 31, 2009, the Company issued 17,053,333 shares of common stock to various consulting and legal service providers. The shares were issued to the service providers in lieu of cash compensation for services to be provided. The shares were valued at market price as of the date of obligation and carried an aggregate fair market value of $1,526,050, which was expensed to consulting and legal fees during the period.

During the six months ended December 31, 2009, the Company issued 1.0 million shares of common stock as an additional default penalty associated pursuant to a certain bridge loan agreement, which was entered into by Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI. The proceeds of this loan were used primarily for payments due under the NASA relationship and for general operating expenses of the Company. The Company has no further obligations under this bridge loan agreement.

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009
Salaries and benefits	$740,251	$397,558
Payroll taxes and penalties	1,487,007	1,489,450
Warrant exchange liability (see Note 3)	90,000	285,000
Audit and tax preparation fees	189,755	214,755
Interest	2,684,229	1,953,706
Taxes	54,907	42,907
Board fees	91,000	80,000
Rent	89,055	97,910
Consulting and legal fees	11,250	10,670
Other	38,306	112,236
Total	$5,475,760	$4,684,192

The Company has not filed or paid payroll taxes from September 2006 to date.

11. CERTAIN KEY RELATIONSHIPS

Relationship with Hyundai Syscomm Corp.

Beginning September 11, 2006, the Company entered into several Agreements with Hyundai Syscomm Corp. (Hyundai).   The Company currently has executed a License Agreement, Subscription Agreement and a Sub-Contract with Hyundai and in prior periods received in consideration a one-time $500,000 fee for the License and the Company issued 900,000 shares of the Company's common stock to Hyundai, in connection with all the agreements, of which 35,000 shares of common stock remain to be issued at December 31, 2009.  The Company does not anticipate that these remaining shares will be issued.

The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai.  The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006.  No transactions under this agreement have occurred as of and through December 31, 2009 or to date and therefore there have been no warrants vested under this agreement. As such, the various agreements with Hyundai are deemed by the company to be null and void as of December 31, 2009. In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hyundai Syscomm Corp, as well as several other related entities and individuals, for alleged breach of contract.

Relationship with Apro Media Corporation

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of contract, MSGI would acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement.  In accordance with the Agreement, MSGI was to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro was to provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract calls for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the stated revenue targets are met over the next seven years, Apro Media would eventually acquire approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market; however revenue under the Apro contract does not constitute revenue under the existing Hyundai warrant to acquire common stock of MSGI.

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

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Apro Media Corporation, as well as several other related entities and individuals, for alleged breach of contract. As such, the sub-contract with Apro is deemed by the Company to be null and void as of December 31, 2009.

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

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hankook Semiconductor, as well as several other related entities and individuals, for alleged breach of contract.  As such, the contract with Hankook and Daewoo is deemed by the Company to be null and void as of December 31, 2009.

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. No such revenue has been recognized during the six month period ended December 31, 2009.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the six-month periods ended December 31, 2009 and 2008.  This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

There was no revenue reported for the six-month period ended December 31, 2009.

The Company had certain shipments to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008 or to date due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors.  Through December 31, 2009, these factors have not been met.  These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs related to these transactions for which revenue has not been recognized are reported on the balance sheet in Costs of product shipped to customers for which revenue has not been recognized.

Costs of product shipped to customers for which revenue has not been recognized:

As of December 31, 2009, the Company had capitalized the expense recognition of approximately $5.4 million in product costs for goods that were shipped to customers associated with our Apro relationships as of June 30, 2008 but for which revenue has not yet been recognized.  The Company had also recorded a reserve against these product costs in full during the fiscal years ended June 30, 2009 and 2008.  The Company has instituted a lawsuit to recover some of the damages that we suffered as a result of such transactions.  However, there can be no assurance that this will occur.

Accounting for Income Taxes:

The Company recognizes deferred taxes for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates and laws for the years in which the differences are expected to reverse. The Company uses the asset and liability method of accounting for income taxes, as set forth in FASB ASC 740 “Income Taxes.” As prescribed by FASB ASC 740, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities and net operating loss carry-forwards, all calculated using presently enacted tax rates. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The Company has established a full valuation allowance due to the uncertainty of recognizing future income.

On July 1, 2007, the Company adopted the provisions of FASB ASC 740-10. FASB ASC 740-10 prescribes recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at December 31, 2009 and June 30, 2009.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values, calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at December 31, 2009 and June 30, 2009.

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

An investment in non-consolidated companies is considered impaired if the fair value of the investment is less than its cost on another-than-temporary basis. Generally, an impairment is considered other-than-temporary unless (i) the Company has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss is recognized equal to the difference between the investment’s cost and its fair value. Management’s judgment is necessary to evaluate these factors. Changes in our estimates or any of our assumptions used in our analysis could result in a different conclusion.

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

During the six month period ended December 31, 2009, the Company entered into several business development, investor relations and consulting and advisory agreements with separate service providers. Under the terms of these agreements, the Company has committed to issue shares of common stock in lieu of cash in consideration for the valuable services provided and to be provided by these individual firms. As December 31, 2009, the Company has issued approximately 17.1 million shares of common stock in lieu of various categories of cash compensation for services rendered and to be rendered by the firms. Such services include, but are not be limited to, investor relations, identification of potential providers of equity or hybrid financing, the identification of strategic or joint-venture and licensing partners, the identification of merger and/or acquisition candidates, the provision of general business advice, the overview of governmental procurement programs, the preparation of disclosure, marketing and promotional materials.

Results of Operations for the Three Months Ended December 31, 2009, Compared to the Three Months Ended December 31, 2008

There were no reported revenues during the three months ended December 31, 2009 (the Current Period), nor were there any reported in the three months ended December 31, 2008 (the Prior Period).

There were no reported costs of goods sold in the Current Period. Costs of goods sold in the amount of $4.1 million were realized during the Prior Period. These costs represented a reserve against certain product costs. This reserve estimated the potential costs that the Company deemed to be unrecoverable.

Research and development expenses of approximately $120,000 were realized during the Current Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. There were no such costs in the Prior Period.

Salaries and benefits of approximately $170,000 in the Current Period decreased by approximately $183,000 from salaries and benefits of approximately $353,000 in the Prior Period. This reduction results primarily from a reduction in non-cash compensation for the expense related to stock options issued to officers and directors.

Selling, general and administrative expenses of approximately $1,168,000 in the Current Period increased by approximately $864,000 or 284% from comparable expenses of $304,000 in the Prior Period. This increase is due primarily to an increase in consulting fees of approximately $1.2 million related to the costs of the fair value of shares issued to various consultants as compensation for fees, offset by reductions in travel and entertainment related expenses of approximately $43,000, rents of approximately $69,000, accounting and legal fees of approximately $108,000, investor relations of approximately $95,000 and telephone communication costs of approximately $17,000.

Depreciation and amortization expenses of approximately $3,000 were realized in the Current Period and represent a decrease of approximately $1,000 from comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $1,461,000 in the Current Period decreased by approximately $3,266,000 from comparable loss from operations of $4,727,000 in the Prior Period.

During the Current Period, the Company realized miscellaneous income of $10,000 related to the reversal of an accrual for unbilled shipping fees from the prior fiscal year. These accrued shipping fees were related to the former relationship with Apro Media and, as such, are no longer required to be carried by the Company.

Interest expense of approximately $1.5 million in the Current Period represents an increase of approximately $1.1 million from expenses of approximately $383,000 in the Prior Period. This increase is due primarily the increase in non-cash interest expenses derived from the amortization of certain debt discounts as well as from interest accrued on new debt instruments issued during the Current Period.

As a result of the above, net loss of approximately $2.9 million in the Current Period decreased by approximately $2.2 million from comparable net loss of approximately $5.1 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2009, Compared to the Six Months Ended December 31, 2008

There were no reported revenues during the six months ended December 31, 2009 (the Current Period), nor were there any reported in the six months ended December 31, 2008 (the Prior Period).

There were no reported costs of goods sold in the Current Period. Costs of goods sold in the amount of $4.1 million were realized during the Prior Period. These costs represented a reserve against certain product costs. This reserve estimated the potential costs that the Company deemed to be unrecoverable.

Research and development expenses of approximately $535,000 were realized during the Current Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. There were no such costs in the Prior Period.

Salaries and benefits of approximately $350,000 in the Current Period decreased by approximately $379,000 from salaries and benefits of approximately $729,000 in the Prior Period. This reduction results primarily from a reduction in non-cash compensation for the expense related to stock options issued to officers and directors.

Selling, general and administrative expenses of approximately $1.8 million in the Current Period increased by approximately $0.9 million or 100% from comparable expenses of $0.9 million in the Prior Period. This increase is due primarily to an increase in consulting fees of approximately $1.2 million related to the costs of the fair value of shares issued to various consultants as compensation for fees, offset by reductions rents of approximately $69,000, accounting and legal fees of approximately $109,000, investor relations of approximately $95,000 and telephone communication costs of approximately $24,000.

Depreciation and amortization expenses of approximately $6,000 were realized in the Current Period and represent a decrease of approximately $2,000 from comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $2,641,000 in the Current Period decreased by approximately $3,076,000 from comparable loss from operations of $5,717,000, in the Prior Period.

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

Interest expense of approximately $3.4 million in the Current Period represents an increase of approximately $2.1 million from expenses of approximately $1.4 million in the Prior Period. This increase is due primarily the increase in non-cash interest expenses derived from the amortization of certain debt discounts as well as from interest accrued on new debt instruments issued during the Current Period.

The non-cash loss on debt guarantee realized during the Current Period was the result of the issuance of shares of the Company’s common stock to the note holder of a certain bridge loan agreement, which was entered into by Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI, and for which a portion of the proceeds were used to advance funds to the Company. The Company issued 1,000,000 shares of its common stock at a market value of $170,000 on the date of issuance. The Company has no further guarantee obligations under the bridge loan agreement.

As a result of the above, net loss of approximately $6.2 million in the Current Period increased by approximately $0.7 million from comparable net loss of approximately $5.5 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions, and related party advances. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At December 31, 2009, the Company had $1,188 in cash and no accounts receivable and a working capital deficit of $16.5 million. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations requirements and enable the Company to meet any of its financial obligations and payments including those under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $960,000 were due February 28, 2009, $1,500,000 due March 31, 2009, $250,000 due on June 17, 2009 and $240,004 due on August 31, 2009. These notes are technically in default as of the date of this filing, but none of the lenders have made a claim of default and the Company is in the process of negotiating extended terms for each of the debt instruments. Other promissory notes in the amount of $400,000 were due on December 31, 2009. All other convertible notes are due prior to June 30, 2010 and the Company does not have the funds to repay such notes.  Further, there is uncertainty as to timing, volume and profitability of transactions, if any, that may arise from our relationship with The National Aeronautics and Space Administration (NASA) and others. There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  As of the date of this filing, the Company has ceased its business relationship with both Hyundai and Apro and a legal action has been filed in the State of California naming both, among others, as defendants. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional funds, it may be forced to further reduce, or cease operations, liquidate assets, or renegotiate terms with lenders and others of which there can be no assurance of success. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As of December 31, 2009, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 122,000,000 shares of common stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares of our common stock at our annual meeting.  However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.

The Company recognized a net loss of approximately $6.2 million for the six month period ended December 31, 2009. Cash used in operating activities was approximately $826,000.  Cash used in operating activities principally resulted from our operating loss, offset by increases in accrued liabilities, the fair value of shares issued for services, and non-cash interest expenses. Cash used in operating activities in the Prior Period was approximately $1.1 million.

A use of cash for investing activities of approximately $2,000 was realized in the Prior Period for purchased of property and equipment. There was no such use of cash or source of cash from investing activities in the Current Period.

In the Current Period, net cash of approximately $826,000 was provided by financing activities.  Net cash provided by financing activities consisted of funds received that were advanced from a certain corporate officer as well as cash provided by proceeds from a promissory note. In the Prior Period there was $987,000 provided by financing activities.

Debt
The Company does not have any credit facilities as of December 31, 2009.  Debt obligations as of December 31, 2009 are summarized as follows:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2009, net of discount	Carrying Amount at June 30, 2009, net of discount
6% Notes	December 13, 2009	$1,000,000	-	$1,000,000	$45,940
6% April Notes	April 4, 2010	1,000,000	828,390	171,610	11,630
8% Debentures	May 21, 2010	4,000,000	3,635,146	364,854	19,891
8% Notes	May 21, 2010	4,000,000	—	4,000,000	4,000,000
Convertible Term Notes – short term	February 28, 2009	960,000	—	960,000	960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	—	1,500,000	1,500,000
Convertible Term Notes – shot term	December 31, 2009	400,000	—	400,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	—	250,000	250,000
25% Convertible Term Notes – short term	August 31, 2009	240,004	—	240,004	-
Total		$13,350,004	$4,793,536	$8,556,468	$7,187,461

As of December 31, 2009, the Company has the following debt commitments outstanding:

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or the six months ended December 31, 2009.

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

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of December 31, 2009.

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

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or the six months ended December 31, 2009.

The 6% Notes have a single balloon payment of $1,000,000, which was due on the maturity date of December 13, 2009 and accrued interest at a rate of 6% per annum to that date.  As of December 31, 2009 the Company has not made the balloon payment and the 6% Notes are technically in default, although the lenders have made no formal claim of default as of the date of this filing. The 6% Notes currently earn a default rate of 15% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is currently at $0.25. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $0.50 per share. These warrants could be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount over the remaining term of the 6% Notes through December 2009. Should the 6% Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of December 31, 2009.

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

The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the apparent immaterial effect of this adjustment to the financial results of the Company as of December 31, 2009.

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

Convertible Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. These notes were not repaid on this date and the terms were amended at several different dates to extend them to maturity dates of February 28, 2009, March 31, 2009, and December 31, 2009. While these notes payable are technically in default at this time, none of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable. There are no guarantees that the Company will successfully execute the proposed addendum extensions with the lenders.

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

During the six months ended December 31, 2009, the Company issued 92,400 warrants at an exercise price of $0.25 and 92,400 shares of common stock.  The stock was determined to have a fair value of $7,707, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $6,953. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the six months ended December 31, 2009.

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

Advances
During the six months ended December 31, 2009, the Company received net funding in the amount of approximately $586,000 from a certain corporate officer. During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from this same corporate officer.  As of December 31, 2009, the total net amount received from the officer is approximately $753,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $451,000 in back due compensation as of the six months ended December 31, 2009.

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

Item 4.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have identified several material weaknesses and, as a result, have concluded that the Company's disclosure controls and procedures as of December 31, 2009 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP, of Mountain View, California, to represent us in possible action against Hyundai Syscomm Corp., Apro Media Corp., Hirsch Capital Corp. and other entities and individuals. Subsequently, the Company filed suit in United States District Court, Northern District of California, alleging, among other faults, fraud, breach of contract and unfair business practices. The Company seeks financial relief and compensation for the alleged actions of the parties named in the action. The engagement agreement calls for GCA to be compensated for all fees incurred on a contingent basis, pending outcome of the lawsuit, and, further, calls for the Company to issue 50,000 shares of common stock of the Company to each of the two partners managing the legal proceedings. These shares were issued to the respective partners during the six-month period ended December 31, 2009.

Item 6.  Exhibits

(a)         Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: February 22, 2010	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)