Form 10-Q
period 2010-03-31
MSGI SECURITY SOLUTIONS, INC
filed 2010-05-24
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 17, 2010 there were 60,659,371 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT
MARCH 31, 2010

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and June 30, 2009	3

	Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2008 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficit for the nine months ended March 31, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-25

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-38

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4T.	Controls and Procedures	39

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 6.	Exhibits	40

SIGNATURES		41

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	June 30, 2009
	(Unaudited)
ASSETS

Current assets:
Cash	$326,536	$689
Prepaid expenses	55,469	-

Total current assets	382,005	689

Investments in Current Technology Corporation	1,500,000	1,500,000
Property and equipment, net	22,639	32,299
Deposits on technology licenses	-	175,000
Other assets, principally deferred financing costs, net	218,478	338,223

Total assets	$2,123,122	$2,046,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable-trade	$1,135,095	$1,313,059
Contingent liability for payment due RFMon	1,430,333	1,430,333
Accrued expenses and other current liabilities	6,005,338	4,664,192
Advances from strategic partner	276,950	276,950
Advances from corporate officer	953,340	167,062
Other advances	60,000	60,000
Convertible promissory notes payable	3,370,004	3,110,000
6% callable convertible notes payable, net of discount of $828,390 and $1,942,430, respectively	1,643,561	57,570
8% callable convertible notes payable, net of discount of $3,635,146 and $3,980,109, respectively	5,523,128	4,019,891
10% callable convertible notes payable, net of discount of $649,500	500	-

Total current liabilities	20,398,249	15,099,057

Commitments and contingencies

Stockholders’ deficit:
Common stock - $.01 par value; 100,000,000 shares authorized; 60,677,033 and 24,932,967 shares issued; 60,659,371 and 24,915,305 shares outstanding as of March 31, 2010 and June 30, 2009, respectively	606,769	249,329
Additional paid-in capital	277,015,165	272,057,383
Accumulated deficit	(294,503,351)	(283,965,848)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ deficit	(18,275,127)	(13,052,846)
Total liabilities and stockholders’ deficit	$2,123,122	$2,046,211

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2010	2009	2010	2009

Service fee revenue	$-	$141,000	$-	$141,000
Total revenue	-	141,000	-	141,000

Cost of revenue/products sold, including write-down of $4,066,646 in 2009	-	-	-	4,066,646

Gross loss	-	141,000	-	(3,925,646)
Operating costs and expenses:
Salaries, benefits, and payroll taxes	140,193	210,829	489,930	939,393
Research and development	125,000	-	660,004	-
Selling, general and administrative (including non-cash expenses (credit) for shares to be issued to Apro Media of $0 and ($18,846) for the three months for 2010 and 2009 and $0 and ($52,188) for the nine months for 2010 and 2009, respectively)	720,485	222,565	2,470,000	1,136,293
Depreciation and amortization	3,220	3,358	9,660	11,291

Total operating costs and expenses	988,898	436,752	3,629,594	2,086,977

Loss from Operations	(988,898)	(295,752)	(3,629,594)	(6,012,623)

Other income (expense):
Non-cash expense for revaluation of put options to fair value	-	-	-	(150,000)

Gain on securities exchange agreement	-	-	-	1,700,000
Miscellaneous income	-	-	10,000	-
Non-cash loss on debt guarantee	-	-	(170,000)	-
Interest income	-	-	-	13,124
Interest expense	(3,372,470)	(1,210,523)	(6,729,909)	(2,563,933)
Total other income (expense)	(3,372,470)	(1,210,523)	(6,889,909)	(1,000,809)

Net loss before provision for income taxes	(4,361,368)	(1,506,275)	(10,519,503)	(7,013,432)
Provision for income taxes	6,000	-	18,000	6,657

Net Loss	$(4,367,368)	$(1,506,275)	$(10,537,503)	$(7,020,089)

Basic and diluted loss per share:	$(0.08)	$(0.06)	$(0.23)	$(0.30)
Weighted average common shares outstanding, basic and diluted	55,755,279	23,966,320	45,462,915	23,345,423

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2010
(Unaudited)

	Common Stock				Treasury Stock
			Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2009	24,932,967	$249,329	$272,057,383	$(283,965,848)	(17,662)	$(1,393,710)	$(13,052,846)

Exchange of shares of common stock for warrants in Exchange Agreement	7,700,000	77,000	946,000				1,023,000

Non-cash compensation expenses			4,116				4,116

Issuance of shares under terms of various consulting and services agreements	26,451,666	264,516	2,006,834				2,271,350

Issuance of shares for debt guarantee	1,000,000	10,000	160,000				170,000

Issuance of shares under terms of a certain loan agreement	500,000	5,000	15,000				20,000

Issuance of shares of common stock under Addendum to term notes payable	92,400	924	6,783				7,707

Fair value of warrants issued to lenders in March 2010			1,071,800				1,071,800

Discount on notes issued in March 2010			650,000				650,000

Fair value of warrants issued to consultants			90,296				90,296

Fair value of warrants issued under Addendums to term notes payable			6,953				6,953

Net loss for the nine months ended March 31, 2010				(10,537,503)			(10,537,503)

Balance march 31, 2010	60,677,033	$606,769	$277,015,165	$(294,503,351)	(17,662)	$(1,393,710)	$(18,275,127)

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31,
(unaudited)

	2010	2009

Operating activities:
Net loss	$(10,537,503)	$(7,020,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,660	11,291
Gain on securities exchange agreement	-	(1,700,000)
Amortization of deferred financing costs	264,539	487,665
Non-cash compensation expense	4,116	219,879
Non-cash expense for put option revaluation to fair value	-	150,000
Non-cash interest expense	3,170,482	1,157,394
Non-cash loss on guarantee of debt	170,000	-
Non-cash credit for shares to be issued to Apro	-	(52,188)
Non-cash value of shares issued to lenders	1,050,702	-
Non-cash value of warrants issued to lenders	1,078,753	-
Non-cash value of shares issued for services	2,271,350	-
Non-cash value of warrants issued for services	90,296	-
Reserve on deferred costs of products shipped	-	4,066,646
Changes in assets and liabilities:
Accounts receivable	-	128,000
Other current assets	(55,469)	(3,000)
Other assets	(144,794)	(5,755)
Accounts payable - trade	(1,588,297)	80,083
Accrued expenses and other liabilities	2,751,479	1,163,208

Net cash used in operating activities	(1,464,686)	(1,316,866)

Investing activities:
Deposits on technology licenses	175,000	(175,000)
Purchases of property and equipment	-	(16,113)

Net cash from (used in) investing activities	175,000	(191,113)

Financing activities:
Proceeds from convertible promissory notes	910,004	250,000
Closing costs paid from proceeds of notes	(80,750)	-
Cash advances from corporate officer	786,279	308,319
Release of restricted cash to Company	-	1,800,000
Cash paid from restricted stock in Securities Exchange Agreement	-	(1,000,000)
Net cash provided by financing activities	1,615,533	1,358,319

Net increase in cash	325,847	(149,660)

Cash at beginning of period	689	150,624

Cash at end of period	$326,536	$964

Non-cash Transactions:
Deferred financing charges accrued in connection with Securities Exchange Agreement	$-	$20,000

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA) and Innalogic, LLC (Innalogic), Nanobeak Inc. (Nanobeak) and Andromeda Energy Inc. (Andromeda), (in combination MSGI or the Company).  These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2009 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and nine month periods ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity, debt transactions and related party advances. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At March 31, 2010, the Company had $326,536 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations requirements and enable the Company to meet any of its financial obligations, including its payments under certain convertible notes, debentures and promissory notes for the next twelve months. Further, there is uncertainty as to timing, volume and profitability of transactions, if any, which may arise from our relationship with The National Aeronautics and Space Administrations (NASA) and others. There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  As of the date of this filing, the Company has ceased its business relationship with both Hyundai Syscomm Corp. (Hyundai) and Apro Media Corp. (Apro or Apro Media) and a legal action has been filed in the State of California naming both, among others, as defendants. There are no assurances that any further capital raising transactions will be consummated. Although certain financing related transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional funds, it may be forced to further reduce, or cease operations, liquidate assets, renegotiate terms with lenders and others of which there can be no assurance of success, or file for bankruptcy protection. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As of March 31, 2010, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 164,000,000 shares of common stock, which is in excess of what we currently have authorized. Although the Company is obligated for more shares than are currently authorized, it should be noted that the all of the outstanding stock options and the vast majority of outstanding warrants to purchase shares of common stock are priced significantly above the current market price of the stock. We plan to ask the Company’s shareholders to authorize the issuance of additional shares at a special meeting of the shareholders in the next 60 to 90 days.  However, there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.

Summary of significant recent financing transactions:

During the three-month period ended March 31, 2010, the Company entered into a series of 10% convertible promissory notes for an aggregate of $650,000. Closing costs of approximately $81,000 were paid from the proceeds, providing a net of approximately $569,000. These notes carry a maturity life of one year from the date of issuance.

During the nine-month period ended March 31, 2010, the Company received net proceeds of approximately $953,000 from a certain corporate officer, which has no stated interest rate or maturity date. It is expected that this certain corporate officer may provide further cash advances to the Company through the three month period to end June 30, 2010, but that these advances will end upon any further successful funding event or transaction completed by the Company.

During the three months ended March 31, 2010, certain convertible notes and debentures previously held by the Enable Capital Group, with a principal balance of approximately $10.3 million plus accrued interest, were acquired by Madison and Wall Investments, LLC who, in conjunction with the acquisition of debt, provided the Company with a letter of agreement to convert the debt into shares of preferred or common stock and extinguish the debt. The agreement also called for all said shares to be locked up from trading until at least December 31, 2010. As of March 31, 2010, the shares of preferred or common stock had not been issued and the various debt instruments remain reported as debt in the financial statements. It is expected that the shares will be issued to the lenders sometime prior to or during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

During the three months ended March 31, 2010, the holders of certain convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of March 31, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

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

There was no revenue reported for the three and nine months ended March 31, 2010. There was $141,000 of revenue reported for the three and nine months ended March 31, 2009.

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

Costs of product shipped to customers for which revenue has not been recognized

As of March 31, 2010, the Company has capitalized approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008, fiscal 2009, or to date in fiscal 2010. The Company has also recorded a full reserve against these product costs in the aggregate amount of approximately $5.4 million, all of which was recorded during the years ended June 30, 2009 and 2008. This reserve estimates the potential costs that may be unrecoverable. The Company is currently engaged in vigorous collection activities regarding the various amounts due which are related to these costs, which have now been fully reserved. The Company has filed legal action against various parties involved in the business operations to recover certain payments through court action or potential settlement.  However, there can be no assurances that this will occur.

Deferred financing and other debt-related costs:

Deferred financing costs are amortized over the term of the associated debt instruments. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with FASB ASC 470-20 “Debt with Conversion and Other Options.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2010 and June 30, 2009.

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

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities. The Company recorded expenses of $125,000 and $660,004 during the three and nine-month periods ended March 31, 2010 for costs associated with product development under the Company’s agreement with NASA.

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

On July 1, 2007, the Company adopted the provisions of FASB ASC 740-10. FASB ASC 740-10 prescribes recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at March 31, 2010 and June 30, 2009.

Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however, such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. In addition, stock options and warrants with exercise prices above average market price in the amount of 18,686,284 and 22,260,950 shares for the periods ended March 31, 2010 and 2009, respectively were not included in the computation of diluted earnings per share as they are anti-dilutive. Stock options and warrants with exercise prices below average market price in the amount of 2,100,000 for the period ended March 31, 2010 were not included in the computation of diluted loss per share as they are anti-dilutive as a result of net losses during the period presented.

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

Summary of Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The implementation of the of ASU 2010-02 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The implementation of ASU 2010-01 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated the residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The implementation of ASU 2009-13 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The implementation of ASU 2009-12 did not have a material effect on the financial position, results of operations or cash flows of the Company.

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

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with a group of investors (Enable). Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 14,642,852 shares available to purchase. As of March 31, 2010, 8,200,000 shares of common stock have been issued under this exchange agreement and 1,800,000 shares remain to be issued under the Warrant Exchange Agreement.  A liability of $216,000 has been recorded by the Company to recognize the fair value of the remaining shares to be issued at a market price of $0.12 per share at March 31, 2010.  For the three and nine months ended March 31, 2010, approximately $126,000 and $954,000, respectively, was recorded as interest expense on the accompanying consolidated statements of operations, representing the value of shares issued during the three and nine months then ended, in addition to the value of the change in accrual for the three and nine months then ended.

4.	DEPOSITS ON TECHNOLOGY LICENSES

During the year ended June 30, 2009, the Company expended $175,000 as a non-refundable deposit with NASA for the rights to license technologies.  During the nine month period ended March 31, 2010, the Company executed certain Space Act Agreements with NASA and expended an additional $360,004 as a reimbursement of research and development costs incurred by NASA under these agreements. The $175,000, which was previously categorized as a deposit, was also expensed as research and development under these agreements. As of March 31, 2010, the aggregate total expended for such research and development reimbursed to NASA is $660,004.

5.	INVESTMENTS

Current Technology Corporation
On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The agreement provided for the Company to purchase from Current Technology a total of 25,000,000 shares of its common stock, and common stock purchase warrants exercisable for 25,000,000 shares of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 was to be made in five installments of $500,000 between January 4, 2008 and April 15, 2008. The common stock purchase warrants were immediately exercisable at an exercise price of $.15 per share and they expire on January 9, 2013. The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares.

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

In addition, as part of this investment transaction, Current Technology is to outsource 25% of its business to MSGI through Celevoke, Inc. (an entity in which Current Technology holds a 59% ownership interest). No such transactions between MSGI and Celevoke have occurred during the nine months ended March 31, 2010 or to date.

6.	CONTINGENT LIABILITY FOR PAYMENT DUE TO RFMON

As of March 31, 2010, the Company has capitalized approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008, fiscal 2009, or to date in fiscal 2010. Of these capitalized costs, approximately $1.4 million has been previously included in trade accounts payable due to RFMon. These costs have been reclassified into a contingent liability at March 31, 2010, as it is expected by the Company that these costs will not be paid to the party due pending the outcome of legal action that the Company has filed against various parties involved in the prior business operations. Should the outcome of such legal action occur as anticipated, these contingent liabilities will be extinguished and a credit for the previously expensed costs will be realized. The corresponding amount has been reclassified from accounts payable and accrued liabilities to the contingent liability in the audited balance sheet as reported for the fiscal year ended June 30, 2009.

7.	10% CALLABLE CONVERTIBLE NOTES PAYABLE

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
10% Notes	March 23, 2011	$650,000	$649,500	$500	$-

The 10% Callable Convertible Notes Payable consist of the following as of March 31, 2010:

10 % Notes

On March 23, 2010, the Company entered into a private placement with individual institutional investors and issued secured convertible promissory notes in the aggregate principal amount of $650,000 (the 10% Notes) and stock purchase warrants exercisable over a five year period for up to 6,500,000 shares of common stock.

The Notes have a maturity date of March 23, 2011 and will accrue interest at a rate of 10% per annum, compounded annually. Payments of principal under the Notes are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 10% Notes is $0.10 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 7,150,000 shares. The exercise price of the Warrants is $0.15 per share.

The Company has also entered into a security agreement (the “Security Agreement”) with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the Notes and Warrants.

In addition, the Company entered into an additional investment rights agreement (the “Additional Investment Right”), which grant each of the Investors the right to purchase additional principal amounts of secured convertible promissory notes equal to the principal amounts purchased in this original transaction. These rights are in effect for a period of up to 180 days after the date of closing of this original transaction.  One of the Investors received a due diligence fee comprised of 5 year warrants exercisable for 500,000 shares of common stock at an exercise price of $0.01 per share. Associated closing costs, legal fees and various reimbursable expenses totaling approximately $81,000 are included in deferred financing costs and will be amortized over the one-year term of the notes.

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2010 and 2009 in connection with these notes was approximately $500 and $0, respectively.

8.	8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
8% Debentures	May 21, 2010	$4,000,000	$2,476,872	$1,523,128	$19,891
8% Notes	May 21, 2010	4,000,000	—	4,000,000	4,000,000
Total		$8,000,000	$2,476,872	$5,523,128	$4,019,891

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or during the nine months ended March 31, 2010.

On or about March 12, 2010, these Debentures were sold by the original institutional investors to Madison and Wall Investments, LLC (see Note 1).

The 8% Debentures have a maturity date of May 21, 2010 and, although technically in default, no such default has been formally claimed by the current holders of the Debentures. The Debentures currently accrue interest at a default rate of 15% per annum and they accrued interest at a rate of 8% per annum through to the date of maturity. Payments of principal and accrued interest under the Debentures are not due until the maturity date. The new owners have agreed to convert the principal amount of the 8% Debentures into preferred or common stock of the Company upon maturity. The conversion price of the 8% Debentures is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

In connection with this debt, the previous note holders have warrants for the purchase of up to 7,142,852 shares of common stock, exercisable over a five-year period at an exercise price of $0.50. These warrants could be exchanged by the holder for shares of common stock of the Company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated.On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of March 31, 2010.

The 8% Debentures and the Warrants have anti-dilution protections. The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2010 and 2009 in connection with this note was approximately $1.9 million and $435,000, respectively.

8% Notes
On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI.  In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

On or about March 12, 2010, these Notes were sold by Enable Capital Group to Madison and Wall Investments, LLC (see Note 1).

The 8% Notes have a maturity date of May 21, 2010 and are currently technically in default, although no such default has been formally claimed by the current holders. The notes accrued interest at a rate of 8% per annum through to the maturity date and shall accrue interest at the default rate of 15% per annum thereafter. Payments of principal and interest under the Notes are not due until the maturity date.  The new investors have agreed to convert all principal and accrued interest amounts of the 8% Notes into preferred or common stock of the Company. The conversion price of the 8% Notes is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2010 and 2009 in connection with this note was approximately $247,000 and $200,000, respectively.

9.	6% CALLABLE CONVERTIBLE NOTES PAYABLE

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
6% Notes	December 13, 2009	$1,000,000	$—	$1,000,000	$45,940
6% April Notes	April 4, 2010	1,000,000	356,439	643,561	11,630
Total		$2,000,000	$356,439	$1,643,561	$57,570

The 6% Callable Convertible Notes Payable consist of the following as of March 31, 2010:

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or the nine months ended March 31, 2010.

On or about March 12, 2010, the various institutional investors sold the 6% notes to Madison and Wall Investments, LLC.

The 6% Notes have a single balloon payment of $1,000,000, which was due on the maturity date of December 13, 2009 and accrued interest at a rate of 6% per annum. As of March 31, 2010 Madison and Wall Investments, LLC has agreed to convert all principal and accrued interest on these Notes to shares of preferred or common stock of the Company. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The 6% Notes are currently earning a default interest rate of 15% per annum. The conversion price of the 6% Notes is currently at $0.25. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The new investors have agreed to convert all principal and accrued interest amounts of the 6% Notes into common stock of the Company. The conversion price of the 6% Notes is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The warrants issued with these Notes are exercisable through December 2013. The exercise price of the warrants is $0.50 per share. These warrants could be exchanged by the previous holders for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement in connection with the original closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the holders of the notes to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortized this discount over the term of the 6% Notes through December 2009. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company.

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

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2010 and 2009 in connection with this note was approximately $1,051,000 and $100,000, respectively.

6% April Notes
On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1.0 million aggregate principal amount of Callable Secured Convertible Notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The 6% April Notes have a single balloon payment of $1.0 million which was due on the maturity date of April 4, 2010. These notes accrued interest at a rate of 6% per annum through the maturity date. Although the notes are technically in default as of April 4, 2010, no such default has been formally claimed by the current holders. The notes currently earn interest at the default rate of 15% per annum.

On or about March 12, 2010, the various institutional investors sold the 6% April Notes to Madison and Wall Investments, LLC.

Madison and Wall Investments, LLC has agreed to convert the principal amount and all accrued interest of the 6% April Notes into shares of preferred or common stock of the Company. The conversion price of the 6% April Notes is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The warrants issued with these notes have an exercise price of $1.00 and are exercisable for a term of 7 years. These warrants can be exchanged by the original holders for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

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

The payment obligation under the April Notes may accelerate if payments under the April Notes are not made when due or upon the occurrence of other defaults described in the April Notes. This potential acceleration has not taken place, although the April Notes are technically in default, as the new holders of the instruments, Madison and Wall Investments, LLC, has provided their letter of intent to convert the instruments to shares of preferred or common stock and have thus effectively waived these provisions.

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

Total interest expense, including debt discount amortization, for the nine months ended March 31, 2010 and 2009 in connection with this note was approximately $699,000 and $87,000, respectively.

10.	OTHER NOTES PAYABLE AND ADVANCES
Other Notes Payable consists of the following as of March 31, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$-	$960,000	$960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	-	1,500,000	1,500,000
Convertible Term Notes – short term	December 31, 2009	420,000	-	420,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	-	250,000	250,000
25% Convertible Term Notes – short term	August 31, 2009	240,004	-	240,004	-
Total		$3,370,004	$-	$3,370,004	$3,110,000

Convertible Term Notes payable
On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. During February 2010, one of the lenders extended an additional $20,000 to the Company with this amount being added to the already then outstanding balance of one of the existing notes. These notes were not repaid on this date and the terms were amended at several different dates to extend them to maturity dates of February 28, 2009, March 31, 2009, and December 31, 2009. While the notes payable are technically in default at this time, neither of the lenders have claimed default on the notes and the Company is presently in discussions with these lenders regarding extended terms for these notes payable. There are no guarantees that the Company will successfully execute the proposed addendum extensions with the two lenders.

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

During the nine months ended March 31, 2010, the Company issued 92,400 warrants at an exercise price of $0.25 and 92,400 shares of common stock.  The stock was determined to have a fair value of $7,707, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $6,953. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the nine months ended March 31, 2010.

In February 2010, the exercise price of 326,486 of the previously issued warrants was further reduced from $0.25 per shares to $0.15 per share as an incentive for one of the lenders to provide the Company with an additional $20,000 in cash. The effect of this change in exercise price to the fair value of the warrants was deemed immaterial and no associated adjustment was booked during the three month period ended March 31, 2010.

The following assumptions were used in the Black-Scholes model for the warrants for the nine months ended March 31, 2010:

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

During the three months ended March 31, 2010, the holders certain of these convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of March 31, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

Total interest expense, including value of warrants and stock issued above, for the nine months ended March 31, 2010 and 2009 in connection with this note was approximately $374,000 and $827,000, respectively.

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

Total interest expense for the nine months ended March 31, 2010 in connection with this note was approximately $29,000.

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

Total interest expense for the nine months ended March 31, 2010 in connection with this note was approximately $37,000.

Advances

During the nine months ended March 31, 2010, the Company received net funding in the amount of approximately $786,000 from a certain corporate officer. During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from this same corporate officer.  As of March 31, 2010, the total net amount received from the officer is approximately $953,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $572,000 in back due compensation as of the nine months ended March 31, 2010.

11.	STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

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

There were no stock options granted during the nine months ended March 31, 2010 or 2009.  As of March 31, 2010, 1,025,000 options are outstanding, of which 1,016,666 are exercisable.  The stock based compensation expense related to stock options for the nine months ended March 31, 2010 and 2009 was approximately $8,100 and $219,000, respectively. As of March 31, 2010, there is no intrinsic value for these outstanding options.  The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the statements of operations. As of March 31, 2010, non-vested compensation cost that has not yet been recognized was approximately $500, which will be recognized by June 30, 2010.

Warrants:
As of March 31, 2010, the Company has 17,664,784 warrants outstanding for the purchase shares of common stock at prices ranging from $0.01 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the nine months ended March 31, 2010, a total of 493,340 warrants which had been issued during November and December of 2004 reached their maturity dates per their individual terms and thus expired.

During the nine months ended March 31, 2010, the Company issued 92,400 five-year warrants to certain lenders in relationship to the addendum agreements. These warrants carry various exercise prices with a range of $0.20 to $0.25. A fair market value of $6,953 for these warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended March 31, 2010.

During the nine month period ended March 31, 2010, 11,269,824 warrants were exchanged for 7,700,000 shares of common stock under the Warrant Exchange Agreement (see Note 3).

Common Stock Transactions:
During the nine month period ended March 31, 2010, the Company issued 92,400 shares of its common stock to a certain private institutional lender with relation to a series of addendums executed to that lender’s short term loan agreement. The shares carried a fair market value of $7,707 and this amount was expensed as additional non-cash interest during the period.

During the nine months ended March 31, 2010, the Company issued 7,700,000 shares of common stock to a certain lender with relation to a Warrant Exchange Agreement (see Note 3). The shares were valued at their market rate as of the date of exchange and carried an aggregate fair market value of $1,023,000, which was expensed as additional non-cash interest expense during the period.

During the nine months ended March 31, 2010, the Company issued 500,000 shares of common stock to a certain lender in relation to the 25% Convertible term note payable (see Note 7). These shares were valued at market price on the date of execution of the note payable and carried a fair market value of $20,000, which was expensed as additional non-cash interest expense during the period.

During the nine months ended March 31, 2010, the Company issued 26,451,666 shares of common stock to various consulting and legal service providers. The shares were issued to the service providers in lieu of cash compensation for services to be provided. The shares were valued at market price as of the date of obligation and carried an aggregate fair market value of $2,271,350, which was expensed to consulting and legal fees during the period.

During the nine months ended March 31, 2010, the Company issued 1.0 million shares of common stock as an additional default penalty associated pursuant to a certain bridge loan agreement, which was entered into by Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI. The proceeds of this loan were used primarily for payments due under the NASA relationship and for general operating expenses of the Company. The Company has no further obligations under this bridge loan agreement.

12.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of March 31, 2010 and June 30, 2009 consist of the following:

	March 31,	June 30,
	2010	2009
Salaries and benefits	$814,173	$397,558
Payroll taxes and penalties	1,513,960	1,489,450
Warrant exchange liability (see Note 3)	216,000	285,000
Audit and tax preparation fees	25,000	214,755
Interest	3,170,663	1,953,706
Taxes	60,907	42,907
Board fees	96,750	80,000
Rent	40,869	97,910
Consulting and legal fees	-	10,670
Other	67,016	112,236
Total	$6,005,338	$4,684,192

The Company has not filed or paid payroll taxes from September 2006 to date.

13.	CERTAIN KEY RELATIONSHIPS

Relationship with Hyundai Syscomm Corp.

Beginning September 11, 2006, the Company entered into several Agreements with Hyundai Syscomm Corp. (Hyundai).   The Company currently has executed a License Agreement, Subscription Agreement and a Sub-Contract with Hyundai and in prior periods received in consideration a one-time $500,000 fee for the License and the Company issued 900,000 shares of the Company's common stock to Hyundai, in connection with all the agreements, of which 35,000 shares of common stock remain to be issued at March 31, 2010.  The Company does not anticipate that these remaining shares will be issued.

The initial term of the Sub-Contracting Agreement is three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement is terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant will take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai.  The revenue is subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006.  No transactions under this agreement have occurred as of and through March 31, 2010 or to date and therefore there have been no warrants vested under this agreement. As such, the various agreements with Hyundai are deemed by the company to be null and void as of March 31, 2010. In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hyundai Syscomm Corp, as well as several other related entities and individuals, for alleged breach of contract.

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

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Apro Media Corporation, as well as several other related entities and individuals, for alleged breach of contract. As such, the sub-contract with Apro is deemed by the Company to be null and void as of March 31, 2010.

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

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hankook Semiconductor, as well as several other related entities and individuals, for alleged breach of contract.  As such, the contract with Hankook and Daewoo is deemed by the Company to be null and void as of March 31, 2010.

Relationship with CODA Octopus Group

On April 1, 2007, the Company entered into a non-exclusive license agreement with CODA Octopus, Inc. (CODA) whereby the Company will receive a referral fee on sales of products using the Innalogic proprietary technology. No such revenue has been recognized during the nine month period ended March 31, 2010.

Relationship with the National Aeronautics and Space Administration

In August 2009, the Company announced that it had executed a Space Act Agreement with NASA forming a partnership between MSGI and the Ames Research Center (ARC) located in Moffet Field, California. The purpose of this collaboration between MSGI and NASA is to commercialize various revolutionary technologies developed by NASA in the fields of nanotechnology and alternative energy. The Company’s initial area of focus is to be on the use of chemical sensors or nano-sensing technology. These wired and wireless detection systems were first developed for space exploration in 2007 and 2008 for experiments carried out on the Space Shuttle Endeavor. The Company intends to form a number of majority owned subsidiaries, each of which will hold the rights to a specific technology and also serve as the vehicle for investment capital. To date there have been no revenues realized under this agreement.

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the nine-month periods ended March 31, 2010 and 2009.  This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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

There was no revenue reported for the three and nine-month period ended March 31, 2010.

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

On July 1, 2007, the Company adopted the provisions of FASB ASC 740-10. FASB ASC 740-10 prescribes recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at March 31, 2010 and June 30, 2009.

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

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values, calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments do not contain any embedded derivatives at March 31, 2010 and June 30, 2009.

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

During the nine month period ended March 31, 2010, the Company entered into several business development, investor relations and consulting and advisory agreements with separate service providers. Under the terms of these agreements, the Company has committed to issue shares of common stock in lieu of cash in consideration for the services provided and to be provided by these individual firms. As March 31, 2010, the Company has issued approximately 26.5 million shares of common stock in lieu of various categories of cash compensation for services rendered and to be rendered by the firms. Such services include, but are not be limited to, investor relations, identification of potential providers of equity or hybrid financing, the identification of strategic or joint-venture and licensing partners, the identification of merger and/or acquisition candidates, the provision of general business advice, the overview of governmental procurement programs, the preparation of disclosure, marketing and promotional materials.

Results of Operations for the Three Months Ended March 31, 2010, Compared to the Three Months Ended March 31, 2009

There were no reported revenues during the three months ended March 31, 2010 (the Current Period). There were approximately $141,000 in service fee revenues reported during the three months ended March 31, 2009 (the Prior Period).

There were no reported costs of goods sold in the Current Period, nor were there such costs reported in the Prior Period.

Research and development expenses of approximately $125,000 were realized during the Current Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. There were no such costs in the Prior Period.

Salaries and benefits of approximately $140,000 in the Current Period decreased by approximately $71,000 from salaries and benefits of approximately $211,000 in the Prior Period. This reduction results primarily from a reduction in non-cash compensation for the expense related to stock options issued to officers and directors.

Selling, general and administrative expenses of approximately $720,000 in the Current Period increased by approximately $497,000 or 223% from comparable expenses of $223,000 in the Prior Period. This increase is due primarily to an increase in consulting fees of approximately $750,000 primarily related to the costs of the fair value of shares issued to various consultants as compensation for fees, offset by reductions rents of approximately $32,000, accounting and legal fees of approximately $146,000, investor relations of approximately $43,000, insurances of approximately $29,000 and telephone communication costs of approximately $10,000.

Depreciation and amortization expenses of approximately $3,000 were realized in the Current Period and were in line with comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $989,000 in the Current Period decreased by approximately $693,000 from comparable loss from operations of $296,000 in the Prior Period.

Interest expense of approximately $3.4 million in the Current Period represents an increase of approximately $2.2 million from expenses of approximately $1.2 million in the Prior Period. This increase is due primarily the increase in non-cash interest expenses derived from the amortization of certain debt discounts as well as from interest accrued on new debt instruments issued during the Current Period.

As a result of the above, net loss of approximately $4.4 million in the Current Period increased by approximately $2.9 million from comparable net loss of approximately $1.5 million in the Prior Period.

Results of Operations for the Nine Months Ended March 31, 2010, Compared to the Nine Months Ended March 31, 2009

There were no reported revenues during the nine months ended March 31, 2010 (the Current Period). There were service fees revenues of approximately $141,000 reported in the nine months ended March 31, 2009 (the Prior Period).

There were no reported costs of goods sold in the Current Period. Costs of goods sold in the amount of $4.1 million were realized during the Prior Period. These costs represented a reserve against certain product costs. This reserve estimated the potential costs that the Company deemed to be unrecoverable.

Research and development expenses of approximately $660,000 were realized during the Current Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. There were no such costs in the Prior Period.

Salaries and benefits of approximately $490,000 in the Current Period decreased by approximately $449,000 from salaries and benefits of approximately $939,000 in the Prior Period. This reduction results primarily from a reduction in non-cash compensation for the expense related to stock options issued to officers and directors.

Selling, general and administrative expenses of approximately $2.5 million in the Current Period increased by approximately $1.4 million or 127% from comparable expenses of $1.1 million in the Prior Period. This increase is due primarily to an increase in consulting fees of approximately $1.9 million related to the costs of the fair value of shares issued to various consultants as compensation for fees, offset by reductions rents of approximately $107,000, accounting and legal fees of approximately $253,000 and investor relations of approximately $140,000.

Depreciation and amortization expenses of approximately $10,000 were realized in the Current Period and represent a decrease of approximately $1,000 from comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $3.6 million in the Current Period decreased by approximately $2.4 million from comparable loss from operations of $6.0 million in the Prior Period.

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

Interest expense of approximately $6.7 million in the Current Period represents an increase of approximately $4.1 million from expenses of approximately $2.6 million in the Prior Period. This increase is due primarily the increase in non-cash interest expenses derived from the amortization of certain debt discounts as well as from interest accrued on new debt instruments issued during the Current Period.

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

As a result of the above, net loss of approximately $10.5 million in the Current Period increased by approximately $3.5 million from comparable net loss of approximately $7.0 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions, and related party advances. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current period revenues. At March 31, 2010, the Company had $327,000 in cash and no accounts receivable and a working capital deficit of $20.0 million. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations requirements and enable the Company to meet any of its financial obligations and payments including those under its convertible notes and promissory notes for the next twelve months. Certain promissory notes in the amount of $960,000 were due February 28, 2009, $1,500,000 due March 31, 2009, $250,000 due on June 17, 2009,  $240,004 due on August 31, 2009. These notes are technically in default as of the date of this filing, but none of the lenders have made a claim of default and the Company is in the process of negotiating extended terms for each of the debt instruments. Other promissory notes in the amount of $400,000 were due on December 31, 2009. There are other convertible notes are due prior by March 23, 2011 and the Company does not have the funds to repay such notes.  Further, there is uncertainty as to timing, volume and profitability of transactions, if any, that may arise from our relationship with The National Aeronautics and Space Administration (NASA) and others. There can be no assurance as to the timing of when or if we will receive amounts due to us for products shipped to customers prior to June 30, 2008, which transactions have not yet been recognized as revenue.  As of the date of this filing, the Company has ceased its business relationship with both Hyundai and Apro and a legal action has been filed in the State of California naming both, among others, as defendants. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  If the Company is unable to raise additional funds, it may be forced to further reduce, or cease operations, liquidate assets, or renegotiate terms with lenders and others of which there can be no assurance of success. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern.

As of March 31, 2010, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 164,000,000 shares of common stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares of our common stock via a special meeting of the shareholders and a related proxy vote expected to be held during August 2010.  However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.

The Company recognized a net loss of approximately $10.5 million for the nine-month period ended March 31, 2010. Cash used in operating activities was approximately $1.5 million.  Cash used in operating activities principally resulted from our operating loss, offset by increases in accrued liabilities, the fair value of shares issued for services, and non-cash interest expenses. Cash used in operating activities in the Prior Period was approximately $1.3 million.

Net cash from investing activities of approximately $175,000 was realized in the Current Period and was the result of the reversal of a deposit on technology licenses booked in the Prior Period.

In the Current Period, net cash of approximately $1.6 million was provided by financing activities.  Net cash provided by financing activities consisted of funds received that were advanced from a certain corporate officer as well as cash provided by proceeds from promissory notes. In the Prior Period there was approximately $1.4 million provided by financing activities.

Debt
The Company does not have any credit facilities as of March 31, 2010.  Debt obligations as of March 31, 2010 are summarized as follows:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at March 31, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
10% Notes	March 23, 2011	$650,000	$649,500	$500	$-
6% Notes	December 13, 2009	1,000,000	-	1,000,000	45,940
6% April Notes	April 4, 2010	1,000,000	356,439	643,561	11,630
8% Debentures	May 21, 2010	4,000,000	2,476,872	1,523,128	19,891
8% Notes	May 21, 2010	4,000,000	—	4,000,000	4,000,000
Convertible Term Notes – short term	February 28, 2009	960,000	—	960,000	960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	—	1,500,000	1,500,000
Convertible Term Notes – shot term	December 31, 2009	420,000	—	420,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	—	250,000	250,000
25% Convertible Term Notes – short term	August 31, 2009	240,004	—	240,004	-
Total		$14,020,004	$3,482,811	$10,537,193	$7,187,461

As of March 31, 2010, the Company has the following debt commitments outstanding:

10 % Notes

On March 23, 2010, the Company entered into a private placement with individual institutional investors and issued secured convertible promissory notes in the aggregate principal amount of $650,000 (the 10% Notes) and stock purchase warrants exercisable over a five year period for up to 6,500,000 shares of common stock.

The Notes have a maturity date of March 23, 2011 and will accrue interest at a rate of 10% per annum, compounded annually. Payments of principal under the Notes are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 10% Notes is $0.10 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 7,150,000 shares. The exercise price of the Warrants is $0.15 per share.

The Company has also entered into a security agreement (the “Security Agreement”) with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the Notes and Warrants.

In addition, the Company entered into an additional investment rights agreement (the “Additional Investment Right”), which grant each of the Investors the right to purchase additional principal amounts of secured convertible promissory notes equal to the principal amounts purchased in this original transaction. These rights are in effect for a period of up to 180 days after the date of closing of this original transaction.  One of the Investors received a due diligence fee comprised of 5 year warrants exercisable for 500,000 shares of common stock at an exercise price of $0.01 per share. Associated closing costs, legal fees and various reimbursable expenses totaling approximately $81,000 were paid from the gross proceeds of the transaction.

8% Debentures
On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or the nine months ended March 31, 2010.

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

On or about March 12, 2010, these Debentures were sold by the original institutional investors to Madison and Wall Investments, LLC.

The 8% Debentures have a maturity date of May 21, 2010 and are currently technically in default, although no such default has been formally claimed by the current holders. The notes accrued interest at a rate of 8% per annum through to the maturity date and shall accrue interest at the default rate of 15% per annum thereafter.The new owners have agreed to convert the principal amount of the 8% Debentures into preferred or common stock of the Company upon maturity. The conversion price of the 8% Debentures is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

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

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount is being amortized to interest expense over the three-year maturity date. Should the 8% Debentures be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of March 31, 2010.

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

On or about March 12, 2010, these Notes were sold by Enable Capital Group to Madison and Wall Investments, LLC (see Note 1).

The 8% Notes have a maturity date of May 21, 2010 and are currently technically in default, although no such default has been formally claimed by the current holders. The notes accrued interest at a rate of 8% per annum through to the maturity date and shall accrue interest at the default rate of 15% per annum thereafter. Payments of principal and interest under the Notes are not due until the maturity date.  The new investors have agreed to convert all principal and accrued interest amounts of the 8% Notes into preferred or common stock of the Company. The conversion price of the 8% Notes is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

6% Notes
On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2009 or the nine months ended March 31, 2010.

The 6% Notes have a single balloon payment of $1,000,000, which was due on the maturity date of December 13, 2009 and accrued interest at a rate of 6% per annum to that date.  As of March 31, 2010 the Company has not made the balloon payment and the 6% Notes are technically in default, although the lenders have made no formal claim of default as of the date of this filing. The 6% Notes currently earn a default rate of 15% per annum. The Investors can convert the principal amount of the 6% Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 6% Notes is currently at $0.25. The payment obligations under the Notes accelerate if payments under the Notes are not made when due or upon the occurrence of other defaults described in the Notes. The warrants are exercisable through December 2013. The exercise price of the warrants is $0.50 per share. These warrants could be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 3). The shares will be issued to the holders of the exchanged warrants over time.

On or about March 12, 2010, the various institutional investors sold the 6% notes to Madison and Wall Investments, LLC. As of March 31, 2010 Madison and Wall Investments, LLC has agreed to convert all principal and accrued interest on these Notes to shares of preferred or common stock of the Company. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company

The 6% Notes and the warrants have anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement with the Investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the Investors to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortized this discount over the term of the 6% Notes through December 2009. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of March 31, 2010.

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

On or about March 12, 2010, the various institutional investors sold the 6% April Notes to Madison and Wall Investments, LLC.

Madison and Wall Investments, LLC has agreed to convert the principal amount and all accrued interest of the 6% April Notes into preferred or common stock of the Company. The conversion price of the 6% April Notes is currently at $0.25. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company

The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company is amortizing this discount to interest expense over the remaining term of the 6% April Notes through April 2010. Should the 6% April Notes be converted or paid prior to the payment terms, the amortization of the discount will be accelerated. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the apparent immaterial effect of this adjustment to the financial results of the Company as of March 31, 2010.

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

During the nine months ended March 31, 2010, the Company issued 92,400 warrants at an exercise price of $0.25 and 92,400 shares of common stock.  The stock was determined to have a fair value of $7,707, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $6,953. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the nine months ended March 31, 2010.

In February 2010, the exercise price of 326,486 of the previously issued warrants was further reduced from $0.25 per shares to $0.15 per share as an incentive for one of the lenders to provide the Company with an additional $20,000 in cash. The effect of this change in exercise price to the fair value of the warrants was deemed immaterial and no associated adjustment was booked during the three month period ended March 31, 2010.

During the three months ended March 31, 2010, the holders certain convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of March 31, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the first quarter of fiscal year 2011 ending on September 30, 2010, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

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

Advances
During the nine months ended March 31, 2010, the Company received net funding in the amount of approximately $786,000 from a certain corporate officer. During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from this same corporate officer.  As of March 31, 2010, the total net amount received from the officer is approximately $953,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $572,000 in back due compensation as of the nine months ended March 31, 2010.

During the year ended June 30, 2008, the Company received funding in the amount of $200,000 from Apro Media. These funds were advanced to the Company against expected collections of accounts receivable generated under the Apro sub-contract agreement. During the year ended June 30, 2009, the Company received an additional $6,950 from Apro Media, bringing the aggregate to $206,950. There is no interest expense associated with this advanced funding and this is to be repaid to Apro upon collection of the related accounts receivable, or elimination by virtue of conclusion of a pending legal suit against certain Korean parties, neither of which has yet occurred.

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

Item 4T.  Controls and Procedures.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Jeremy Barbera, the Company's Chairman and Chief Executive Officer and Richard J. Mitchell III, the Company’s Chief Accounting Officer, of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, Mr. Barbera and Mr. Mitchell have identified several material weaknesses and, as a result, have concluded that the Company's disclosure controls and procedures as of March 31, 2010 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

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

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
Certain legal actions in the normal course of business are pending to which the Company is a party. The Company does not expect that the ultimate resolution of any pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP, of Mountain View, California, to represent us in possible action against Hyundai Syscomm Corp., Apro Media Corp., Hirsch Capital Corp. and other entities and individuals. Subsequently, the Company filed suit in United States District Court, Northern District of California, alleging, among other faults, fraud, breach of contract and unfair business practices. The Company seeks financial relief and compensation for the alleged actions of the parties named in the action. The engagement agreement calls for GCA to be compensated for all fees incurred on a contingent basis, pending outcome of the lawsuit, and, further, calls for the Company to issue 50,000 shares of common stock of the Company to each of the two partners managing the legal proceedings. These shares were issued to the respective partners during the nine-month period ended March 31, 2010.

Item 6.  Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: May 24, 2010	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)