Form 10-K
period 2010-06-30
MSGI SECURITY SOLUTIONS, INC
filed 2010-11-15
CIK 14280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to________________________

Commission file number 0-16730

MSGI Security Solutions, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0085608
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

575 Madison Avenue
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 605-0245

Securities registered pursuant to Section 12(b) of the Exchange Act:	None

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
Yes ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will be not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No  ☒

As of December 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,916,000.

As of October 31, 2010, there were 82,424,371 shares of the Registrant's common stock outstanding.

TABLE OF CONTENTS

Part I

Item 1. Description of Business	Page 3
Item 1A. Risk Factors	Page 8
Item 1B. Unresolved Staff Comments	Page 13
Item 2. Properties	Page 13
Item 3. Legal Proceedings	Page 13
Item 4. Submission of Matters to a Vote of Security Holders	Page 13

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	Page 14
Item 6. Selected Financial Data	Page 14
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page 14
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	Page 25
Item 8. Financial Statements and Supplementary Data	Page 26
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures	Page 57
Item 9A(T). Controls and Procedures	Page 57
Item 9B. Other Information	Page 59

Part III

Item 10. Directors, Executive Officers and Corporate Governance	Page 60
Item 11. Executive Compensation	Page 64
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 69
Item 13. Certain Relationships and Related Transactions, and Director Independence	Page 70
Item 14. Principal Accountant Fees and Services	Page 71

Part IV

Item 15. Exhibits	Page 72
Signatures	Page 73

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

Item 1. Description of Business

General

MSGI Security Solutions, Inc. (MSGI or the Company) is developing proprietary solutions for commercial and governmental organizations. The Company is developing a global combination of innovative emerging businesses that leverage information and technology. The Company is headquartered in New York City where it serves the needs of counter-terrorism, public safety, and law enforcement and is developing new technologies in nanotechnology and alternative energy as a result of its recently formed relationship with The National Aeronautics and Space Administration (NASA).

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

August 2005	Acquired additional equity in Innalogic, LLC bringing total ownership stake to 84%	Designs and deploys content-rich software products for a wide range of wireless mobile devices.

January 2007	Excelsa S.p.A. filed for bankruptcy. The investment, originally acquired in December 2004, was fully impaired.

April 2007	Entered into a license agreement with CODA Octopus, Inc. (CODA) where by MSGI will receive a royalty on sales of products by CODA using the Innalogic proprietary technology.

January 2008 – April 2008	Investments in Current Technology Corp. for a total original interest of 12.6%.	Provider of GPS systems and services for security both for the civilian and military markets.
May 2009	Surrender of a portion of the Investments in Current Technology Corp. bringing total interest to approximately 10.6%

August 2009	Incorporated wholly-owned subsidiary Nanobeak, Inc.	A nanotechnology company focused on carbon based chemical sensing for gas and organic vapor detection

September 2009	Incorporated wholly-owned subsidiary Andromeda Energy Inc.	A company focused on scalable alternative energy solutions employing NASA developed nanotechnology

Industry

The primary industries in which our companies have historically operated are homeland security and international public safety. In the United States and abroad, homeland security and public safety are not purely separate areas, but rather law enforcement, fire departments, civil defense organizations and medical response teams are a crucial segment of any crisis situation, and work together with multiple government agencies to manage and resolve emergency situations. Principal domestic client relationships included the US Secret Service, US Marshals Service, FBI, CIA and other commercial organizations including convention centers and major hotels.

The Company abruptly put the homeland security business on hold as a result of the breach of contracts between Hyundai, Apro and other enities and the Company. MSGI has since executed several Space Act Agreements with The National Aeronautics and Space Administration (“NASA”) forming a partnership between MSGI and the NASA Ames Research Center for the purpose of technology transfer and near-term commercialization of NASA inventions.

The Company believes that its new relationship with NASA will serve to broaden its capacities in the areas of homeland security and public safety as well as diversify the range of products and services available and, thus, open the Company to new markets and industries.

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

In August 2009, the Company announced the formation of its first subsidiary for NASA based technology. The subsidiary, named Nanobeak Inc. (Nanobeak) is a nanotechnology company focused on carbon based chemical sensing for gas and organic vapor detection. Some potential space and terrestrial applications for this technology include cabin air monitoring onboard the Space Shuttle and future spacecraft, surveillance of global weather, forest fire detection and monitoring, radiation detection and various other critical capabilities. The commercial applications of these nanotech chemical sensors relate specifically to efforts in Homeland Security and defense, medical diagnostics and environmental monitoring and controls. Nanobeak seeks to offer products in these market sectors beginning in the current fiscal year ending June 30, 2011, but the timing of such offers may be affected by unforeseen difficulties in development and commercialization efforts. In September 2009, the Company announced that it is developing its first product derived from the NASA nanotechnology, a handheld diagnostic device designed for medical and environmental testing and detection using breakthroughs in nanotechnology and chemical sensing. Nanobeak intends to take the handheld sensor from prototype to commercial production and international distribution. The US Department of Homeland Security and the US Department of Defense have already provided more than $5 million in grant money to advance the efforts of NASA in developing working prototypes.

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

Former Relationships with Hyundai Syscomm Corp. and Apro Media Corp.:

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

There have been no business transactions under the Sub-Contract or License agreement as of June 30, 2010 or to date and the Company currently is not anticipating any in the near future. This business relationship has now ceased.

In May 2009, the Company engaged legal counsel to represent the Company in potential legal action against Hyundai and others. Subsequently, the Company filed suit in United States District Court, Northern District of California naming Hyundai, among others, as a defendant. The Company seeks restitution for breach of contract, among other allegations.

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

Per the terms of the sub-contract agreement with Apro, the Company was to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions resulted in $10.0 million of GAAP recognized revenue for the Company. During the year ended June 30, 2008 the Company recognized approximately $3.8 million in revenues resulting from activities under the sub-contract agreement which such revenues were subsequently reversed. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro pursuant to this agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008, and was reflected as a liability in our Consolidated Balance Sheet at June 30, 2008.  A credit of $62,336 was realized to the Consolidated Statement of Operations during the year ended June 30, 2009, as reversal for this accrual, relative to the fact that the Company has initiated legal action against Apro and, as such, considers the transactions to be null and void. As such, the remaining shares will not be issued.  The total expense for the year ended June 30, 2008 related to shares both issued and issuable to Apro was approximately $1.1 million.

In addition, the Company had additional shipments and corresponding billings to clients of approximately $4.9 million during the year ended June 30, 2008, that was not directly attributable to the Apro sub-contract, but was as a result of direct and indirect referrals from Apro and entities related to Apro. These shipments have not been reported as revenue during the fiscal year ended June 30, 2008 due to issues surrounding collectibility of payment and other factors and therefore, these transactions did not meet the criteria for revenue recognition as of June 30, 2008 or to date. These shipments will also be recognized as revenue, as well as billings reflected as an asset, if the payments are received.  Inventory costs related to these transactions were reported on the balance sheet in “Costs of product shipped to customers for which revenue has not been recognized” and these costs have been fully reserved and written off as of June 30, 2009.

Subsequent to the year ended June 30, 2008, the Company negotiated an acceleration to the sub-contract agreements with Hirsch Capital Corp., the private equity firm operated both Hyundai and Apro. Under the accelerated terms, the Company expected to increase its business with Apro by supporting several of the largest commercial businesses in Korea with products and services. The Company also expects that this renewed relationship will bring additional sales to a certain Fortune 100 defense contractor as well. As part of this business expansion, the Company expected to become the beneficiary of various technology transfers including, but not limited to, Hi-Definition video surveillance systems, Hi-Definition digital video recording devices and emerging RFID technology.  The Company had $400,000 of product shipments to Hirsch Group, LLLP, an affiliate of this private equity firm, as well as has shipped an additional $4,000,000 of product under agreements and referrals from Hirsch Group, LLLP during fiscal 2008.  However, none of these shipments have been reported as revenue, as discussed above.  These transactions have not resulted in the realization of revenues or profits, and the relationships have effectively ceased.

In May 2009, the Company engaged legal counsel to represent the Company in potential legal action against Hyundai and others. Subsequently, the Company filed suit in United States District Court, Northern District of California naming Hyundai, among others, as a defendant. The Company seeks restitution for breach of contract, among other allegations.

Innalogic, LLC:

Innalogic LLC (Innalogic) is a wireless software product development firm that works with clients to custom-design technology products that meet specific user, functional and situational requirements. Innalogic is an operating subsidiary of MSGI, which was established in 2004. They are principally focused on the homeland security and surveillance industry in the United States and internationally.

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

Innalogic developed the Wireless Video deployment Package known as SAFETY WATCH  - a rapidly deployable, self-contained video surveillance product. It combines secure short-range broadband wireless networking, complete with state-of-the-art video cameras, including world- class command center and mobile surveillance software built upon the foundation of Network-Centric Warfare (NCW) concepts and adaptive architecture.

During the year ended June 30, 2010, there were no product sales by the Innalogic subsidiary.

On April 1, 2007 the Company and Innalogic, LLC entered into a non-exclusive License Agreement with the CODA Octopus Group, Inc. (CODA). This agreement allowed for CODA to market the Innalogic technology to its client base, sub-license the technology to its customers and distributors, use the technology for the purposes of demonstration to potential customers, sub-licensors and/or distributors and to further develop the source code of the technology as it sees fit. In return, CODA would pay a 20% royalty to MSGI from the sale of the Technology to its customers. CODA assumed certain development and operational activities of Innalogic through this relationship.

Currently, the Company is focusing on new business development and agreements under the Corporate office of MSGI Security Solutions, Inc.  While the Innalogic products are still current products of the Company, the Company does not expect any sales of these products in the immediate future, but there may be long-term opportunities.

Future Developments America, Inc. (FDA):

FDA is a currently inactive, wholly-owned subsidiary of the Company. FDA was founded by the same individuals who founded and owned Future Developments Limited (FDL), a Canadian company. As a result of a July 1, 2005 amendment to our agreements with the founders of FDA, the technology and intellectual property being developed at the time was transferred to FDL and we, through our subsidiary FDA, became a non-exclusive licensee in the United States of certain products developed by FDL and of other products developed by outside organizations. We also became entitled to receive royalties on U.S domestic sales of certain products by FDL. No such sales, earning any royalties, have occurred since inception of the amendment.

Currently, the Company is focusing on new business development and agreements and, while the FDL products are still current products of the Company, the Company does not expect any sales of these products in the near future. There may be some future long-term opportunities for this currently dormant subsidiary.

MSGI:

Client Base

The Company’s potential clients include private and public-sector organizations focused on homeland security, law enforcement, and military and intelligence operations that support anti-terrorism and national security interests, medical service providers, and energy service producers and providers. The firm’s clients will come from a broad range of sectors and industries, and include law enforcement agencies, federal/state/regional agencies and institutions, judicial organizations, oil/gas businesses, commercial properties, banking and financial institutions, hotels, casinos, retail, warehousing and transportation entities, recreational facilities and parks, environmental agencies, industrial firms, loss prevention/investigation agencies, disaster site surveillance firms, bodyguard services, property management, building contractors, construction companies, hospitals and clinics, health care service providers and energy producers and providers. Our ability to deliver our technology to customers may be hindered by our current liquidity and resource issues.

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

Facilities

The Company leases all of its real property. Facilities for its headquarters are in New York City. The Company also leases space in San Francisco, California for use in its developing relationship with The National Aeronautics and Space Administration. The Company believes that its existing facilities are in good condition and are adequate for its current needs, however, to the extent that the burgeoning relationship with NASA, we may need to seek additional facilities and resources. The Company currently leases the facilities for both its headquarters in New York City and its California office on a month-to-month basis, but expects to execute a long-term lease agreement in the near future.

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

Research and Development

The Company recognizes research and development costs associated with certain product development activities undertaken at the NASA Ames Research Facility. Under the terms of the two executed Space Act Agreements, MSGI subsidizes the research and development efforts undertaken by NASA at the Ames Research Facility.  During the year ended June 30, 2010, the Company realized expenses of approximately $760,000 for research and development, through its Nanobeak and Andromeda Energy subsidiaries. An additional amount of approximately $1.0 million of research and development is required based on the Company’s agreements with NASA. The Company incurred no such expenses during the year ended June 30, 2009.

Employees

At June 30, 2010, the Company and its majority owned subsidiaries employed three persons on a full-time basis. Additionally, the Company employed various organizations to perform certain investor relations, business development, financing and other general business practices on a consulting basis. We intend to hire additional personnel as the development of our business makes such action appropriate. Our employees are not represented by a labor union or other collectively bargained agreement.

Item 1A. Risk Factors

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

We cannot be certain of the Company's ability to continue as a going concern.

The Company currently has severely limited capital resources and has incurred significant historical losses and negative cash flows from operations. In the fiscal year ended June 30, 2010 we incurred a net loss of approximately $13.4 million, had cash outflows from operations of approximately $1.6 million and we expect to continue to generate significant losses and cash outflows from operations in the future.  In addition, as of June 30, 2010 we have a working capital deficit of approximately $26.6 million.  All of our approximately $15 million of outstanding debt instruments are either past due, due on demand or due with in the next 12 months, and the Company does not currently have the resources to pay such instruments. We currently have no active trade or business that will generate revenues and therefore the Company will need to raise additional capital to finance its obligations under the NASA SAA agreements and repay its existing debts. There can be no assurances that the Company can raise additional funds or such funds will be available on terms acceptable to the Company. Failure to raise additional funds in the near term could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives.

We currently have no operating trade or business and may never reach profitability

In 2009 we ended our relationships with our only customers, Hyundai and Apro, and exited the security surveillance business.  At that time and through June 30, 2010, we had no business with which to replace the business we ceased.  Currently our operations consist of an R&D partnership with NASA in which we are attempting to develop new technologies in which to commercialize.  To date, we have yet to commercialize any of the products or technologies that are the subject of our partnership with NASA, nor are we certain of when or if we will be able to successfully produce a technology which we could commercialize.  We therefore cannot guarantee that we will ever develop a functional operating business and even should we be able to develop and commercialize a product in partnership with NASA, we cannot guarantee that that product will be profitable.  We therefore may never reach profitability.

We may be unable to continue our partnership with NASA

Our agreements with NASA require that we make substantial payments on a defined schedule to enable NASA to adequately budget and provide for the research and development work necessary under our SAA agreements. As of June 30, 2010, we currently are past due in making scheduled payments under both SAA agreements, in the amount of approximately $1 million.  To date NASA has accommodated our inability to make payments on schedule, however, NASA is under no contractual obligation to continue to do so and in the event that we continue to be late making scheduled payments, NASA at any point could terminate our SAA contracts, which would include a termination of our license to any technology under the SAA agreements and also could entail NASA no longer pursuing any further business with us.

We are running out of authorized shares our common stock

We have authorized capital of 100,000,000 shares of our common stock.  At June 30, 2010 we had 73,674,371 shares issued or issuable. In addition at June 30, 2010 we had consulting agreements outstanding in which we committed to issuing a further 9,800,000 shares shortly after June 30, 2010.  Because the Company does not currently have an operating business, we are dependent upon our common stock and instruments convertible into our common stock to act as our currency.  We use our common stock and instruments convertible into it to compensate our consultants, to incentivize our debt holders to act in our best interest and sometimes to pay our employees.  In the fiscal year ended June 30, 2010 we issued 37.26 million shares and warrants for a further 1.2 million shares to consultants, issued 9.5 million shares under the Enable Exchange Agreement and issued approximately 1.6 million shares to entice lenders to lend to us or to forebear enforcement of default provisions against us.

Should we be unable to convince our stockholders to increase our authorized share capital, we could face significant problems in the upcoming fiscal year retaining and compensating our consultants, maintaining good working relationships with our current lenders and obtaining access to financing.  We also have instruments outstanding, in the form of convertible debt, warrants and options, which if converted would require us to issue approximately 99 million more shares which exceeds our current number of authorized shares.  Should a significant holder(s) of these instruments decide to exercise their instruments, we may be unable to accommodate them and face significant monetary penalties for failure to deliver the underlying common shares.

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

Management believes that we will offer state-of-the art products that are reliable and competitively priced. In the event that our products do not perform to specifications or are defective in any way, our reputation may be materially adversely affected and we may suffer a loss of business and a corresponding loss in revenues.

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

We may have errors in our Form 10-K

             The Company’s review of its internal control over financial reporting identified material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

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

Historically, we have licensed certain components of our products and services from third parties. Our failure to maintain such licenses, or to find replacement products or services in a timely and cost effective manner, may damage our business and results of operations. Although we believe our products and information systems do not infringe upon the proprietary rights of others, there can be no assurance that third parties will not assert infringement claims against us. From time to time we have been, and we expect to continue to be, subject to claims in the ordinary course of our business, including claims of our alleged infringement of the intellectual property rights of third parties. Any such claims could damage our business and results of operations by:

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

There is a limited market for “penny stocks” such as our common stock.

Our common stock is considered a “penny stock” because, among other things, its trading price is below $5.00 per share. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock has been traded on the Over-the-Counter Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price. Being a penny stock also could limit the liquidity of our common stock and limit the coverage of our stock by analysts.

Future sales of our shares could adversely affect its stock price.

As of October 31, 2010, there were 82,424,371 shares of our common stock outstanding, of which approximately 75,114,000 shares are freely tradable without restriction under the Securities Act or are eligible for sale in the public market without regard to the availability of current public information, volume limitations, manner of sale restrictions, or notice requirement under Rule 144(k), and does not include any shares held by or purchased from persons deemed to be our "affiliates" which are subject to certain resale limitations pursuant to Rule 144 under the Securities Act. The remaining shares of common stock outstanding are eligible for sale pursuant to rule 144 under the Securities Act. Since June 30, 2010, the Company has issued 8,750,000 shares of common stock, all of which were issued to a variety of service providers for services rendered or to be rendered.

Item 1B. Unresolved Staff Comments

N/A

Item 2. Properties

The Company is headquartered in New York City where it leases and maintains approximately 1,200 square feet of office space, which is equipped to fully meet the needs of our corporate finance office. This lease runs on a month-to-month basis with a monthly rent of $9,500. The Company also leases approximately 1,000 square feet of space for office use in San Francisco. This lease runs on a monthly basis with a monthly rent of $3,780.

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

During the three month period ended June 30, 2010, GCA Law Partners filed a motion to be dismissed as counsel for the Company and formally withdrew from the proceedings. This action was not due to any foreseen difficulties with the Company’s case against the defendants, but rather was the result of the Company’s currently inability to remit cash compensation to the firm on a timely basis. The Company has engaged the assistance of alternative legal counsel and the case is proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

N/A

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s stock is traded on the “over the counter bulletin board” (OTC:BB) under the symbol “MSGI.OB”. The following table reflects the high and low sales prices for the Company’s common stock for the fiscal quarters indicated, as furnished by the OTC:BB:

		Low	High
Fiscal 2010
	Fourth Quarter	$0.06	$0.13
	Third Quarter	0.02	0.18
	Second Quarter	0.04	0.14
	First Quarter	0.02	0.21
Fiscal 2009
	Fourth Quarter	$0.03	$0.12
	Third Quarter	0.03	0.20
	Second Quarter	0.07	0.26
	First Quarter	0.20	0.54

As of June 30, 2010, there were approximately 880 registered holders of record of the Company’s common stock.

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

The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Equity based compensation

•	Debt instruments and the features / instruments contained therein

•	Derivative liabilities

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

The Company follows FASB ASC 718 in accounting for all share-based payments to employees, directors or others. This Statement requires that the cost resulting from all share based payment transactions are recognized in the financial statements of the Company. That cost will be measured based on the fair market value of the equity or liability instruments issued.

Debt instruments, and the features/instruments contained therein:

Deferred financing costs are amortized over the term of its associated debt instrument. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values. The fair value of the warrants is calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.  The Company obtained waivers of the conversion price and exercise price reset provisions and cross default features in certain of the Company’s debt and warrant agreements for all of the fiscal year ended June 30, 2010 and for the first quarter of fiscal 2011

Derivative liabilites:

Beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that if converted into common stock shares would exceed the amount of the Company’s authorized common shares.
As a result, a derivative liability is recorded for the shares issuable which exceeded the authorized number of common shares

Overview

To facilitate an analysis of MSGI operating results, certain significant events should be considered.

NASA

In August 2009, the Company announced that it had executed two Space Act Agreements with NASA forming a partnership between MSGI and the Ames Research Center (ARC) located in Moffet Field, California. The purpose of this collaboration between MSGI and NASA is to commercialize various revolutionary technologies developed by NASA in the fields of nanotechnology and alternative energy. The Company’s initial area of focus is to be on the use of chemical sensors or nano-sensing technology. These wired and wireless detection systems were first developed for space exploration in 2007 and 2008 for experiments carried out on the Space Shuttle Endeavor. The Company intends to form a number of majority owned subsidiaries, each of which will hold the rights to a specific technology and also serve as the vehicle for investment capital.

In August 2009, the Company announced that it had formed its first subsidiary for NASA based technology. This new subsidiary, named Nanobeak Inc., is a nanotechnology company focused on carbon based chemical sensing for gas and organic vapor detection – effectively electronic sniffing. NASA developed these Nano Chemical Sensors for space missions to increase scientific measurement capabilities with less mass and lower power requirements. The potential space and terrestrial applications include cabin air monitoring onboard the Space Shuttle, surveillance of global weather, forest fire monitoring, radiation detection, and various other mission critical capabilities. This technology was developed at the NASA Ames Research Center located in Moffet Field, California. The commercial applications of these Nano Chemical Sensors relate specifically to Homeland Security and Defense, Medical Diagnoses, Environmental Monitoring and Process Control. Nanobeak seeks to offer products in each of these sectors beginning in the fiscal year ending June 30, 2011, but timing of these efforts cannot be assured.

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

Apro Media

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of the contract, MSGI was to acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement. The contract called for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which will initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. The Company has subsequently named Apro as a defendant in a legal action taken in the State of California and currently views any and all contracts and agreements with Apro in breach.

Stock Compensation

During the year ended June 30, 2010, the Company entered into several business development, investor relations and consulting and advisory agreements with separate service providers. Under the terms of these agreements, the Company has committed to issue shares of common stock in lieu of cash in consideration for the services provided and to be provided by these individual firms. As June 30, 2010, the Company has issued approximately 37.7 million shares of common stock in lieu of various categories of cash compensation for services rendered and to be rendered by the firms. Such services include, but are not be limited to, investor relations, identification of potential providers of equity or hybrid financing, the identification of strategic or joint-venture and licensing partners, the identification of merger and/or acquisition candidates, the provision of general business advice, the overview of governmental procurement programs, the preparation of disclosure, marketing and promotional materials.

Major recent financing transactions

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

In March 2010, the Company entered into a series of 10% convertible promissory notes for an aggregate of $650,000. Closing costs of approximately $81,000 were paid from the proceeds, providing a net of approximately $569,000. These notes carry a maturity life of one year from the date of issuance.

In June 2010, the Company entered into a series of 10% convertible promissory notes for an aggregate of $300,000. Closing costs of approximately $10,000 were paid from the proceeds, providing a net of approximately $290,000. These notes carry a maturity life of one year from the date of issuance.

During 2010 and 2009, the Company received net proceeds of approximately $674,000 and $167,000 of advances from a certain corporate officer, which have no stated interest rate or maturity date.

Results of Operations Fiscal 2010 Compared to Fiscal 2009

For the year ended June 30, 2010 (the Current Period), the Company realized no revenues.

For the year ended June 30, 2009 (the Prior Period), the Company realized revenues in the amount of $282,000 which was generated from providing consulting services.

Costs of goods sold of approximately $4.1 million in the Prior Period were the result of the Company recording a reserve for potential loss in recognition of potential recovery issues surrounding costs associated with product shipped to customers during the fiscal year ended Jun 30, 2008 for which revenue has not yet been recognized due to recognition criteria on the transactions having not been met. There were no such costs realized during the Current Period.

Research and development expenses of approximately $760,000 were incurred during the Current Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. There were no such costs in the Prior Period.

Salaries and benefits of approximately $694,000 in the Current Period decreased by approximately $406,000 from salaries and benefits of approximately $1.1 million in the Prior Period. Salaries and benefits decreased primarily due to one-time adjustments to accruals of additional payroll taxes, penalties and interest booked in the Prior Period by the Company, which were not realized during the Current Period.

Selling, general and administrative expenses of approximately $3.9 million in the Current Period increased by approximately $2.5 million from comparable expenses of $1.4 million in the Prior Period. The increase is due primarily to the cost of shares and warrants issued to various consultants for services, which resulted in an increase in consulting expenses of approximately $2.8 million versus the Prior Period, offset by decreases in other various expenses such as rent and travel related costs.

During the Current Period, the Company recorded depreciation and amortization expense of approximately $13,000, which was in line with comparable expenses of approximately 15,000 in the Prior Period.

Interest expense of approximately $9.2 million in the Current Period increased by approximately $6.5 million from interest expense of approximately $2.7 million in the Prior Period. This increase is due primarily to an increase in non-cash interest expenses derived from the amortization of certain debt discounts as well as from interest accrued on new debt instruments issued during the current period.

During the Current Period, the Company realized a loss on the investment in Current Technology Corp. of approximately $1.2 million. As of June 30, 2010, the Company owns 15 million shares of the common stock of Current Technology, which represents approximately 10.6% ownership of its outstanding common stock.  During the fiscal year ended June 30, 2010, the Company determined that the fall in the value based on the trading price of the stock of Current Technology was an other-than-temporary impairment in the value of its investment. The Company recorded an impairment of $1.2 million to reduce its investment to the trading price of Current Technology as of June 30, 2010.

During the Current Period, the Company realized a gain on change in certain derivative liabilities of approximately $2.4 million. This gain represents an adjustment to the derivative liability related to the number of common stock shares, which would exceed the authorized number of common stock shares, if convertible debt and equity instruments were exercised and converted into common stock, based on fair value calculated by Black-Scholes as of June 30, 2010.

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

The Company has not filed income tax returns or payroll tax returns for three and four years, respectively.

As a result of the above, net loss attributable to common stockholders of approximately $13.4 million in the Current Period increased by approximately $5.4 million over comparable net loss of $8.0 million in the Prior Period.

Off-Balance Sheet Arrangements

Financial Reporting Release No. 61, which was released by the SEC, requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The Company currently does not maintain any off-balance sheet arrangements.

Liquidity and Capital Resources

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has limited current revenues. At June 30, 2010, the Company had approximately $161,000 in cash and no accounts receivable. The Company believes that funds on hand combined with funds that will be available from its various operations will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. All of our promissory notes and other notes payable are currently either past due or due within the next 12 months.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern

Analysis of cash flows during fiscal years ended June 30, 2010 and 2009:

The Company realized a net loss of approximately $13.4 and $8.0 million in the Current Period and Prior Period, respectively. The net loss includes approximately $11.8 million and $6.7 million of non-cash charges to our statement of operations in the Current and Prior Periods, respectively.  Cash used in operating activities was approximately $1.6 and $1.3 million in the Current Period and Prior Period, respectively.   In the Current Period, our significant cash expenses were approximately $500,000 under the NASA SAA Agreements, $200,000 for rent, $100,000 for travel and entertainment most of which was incurred in attempting to raise additional equity and debt financing and another $800,000 in general and administrative costs ranging from consultants, to lawyers to insurance and other costs.  As of June 30, 2010, we currently owe approximately $1 million under the NASA SAA Agreements.

Because of the fact that we had very limited cash resources, we utilized our stock as our currency in the fiscal year ended June 30, 2010, issuing 32.6 million shares to consultants, 9.5 million shares to Enable under a warrant exchange agreement and a further 1.6 million shares to lenders and others as inducement to lend us additional funds and to forego enforcement of certain provisions relating to cross default and resets of conversion and or exercise prices.  We expect to continue to use our stock as our currency as we have a limited ability to raise new capital until such time as we can demonstrate that we can build a viable new business from our relationship with NASA.

During the Current Period, the Company realized net cash of approximately $1.8 million from financing activities related primarily from proceeds from convertible promissory notes and advances from a certain corporate officer.  In the Prior Period, the Company realized net cash of approximately $1.4 million from financing activities, gained from proceeds received from convertible notes payable, advances from a certain corporate officer and proceeds from the release of restricted cash accounts.

Leases: The Company currently leases various office spaces under month-to-month leases. There are currently no equipment leases. The Company incurs all costs of insurance, maintenance and utilities.

Financing activities - Debt and Advances:

Debt obligations are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at June 30, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
6% Notes	Dec. 13, 2009*	1,000,000	15%	$1,000,000	$ 45,940
6% April Notes	April 4, 2010*	1,000,000	15%	1,000,000	11,630
8% Debentures	May 21, 2010*	4,000,000	18%	4,000,000	19,891
8% Notes	May 21, 2010*	4,000,000	18%	4,000,000	4,000,000
10% March Notes	March 31, 2011	650,000	10%	3,036	--
10% June Notes	June 30, 2011	300,000	10%	500	--
Term notes short-term	December 31, 2009*	420,000	18%	420,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	250,000
Term notes – short terms	August 21, 2009	240,004	30% for loan term + 3% per month	240,004	--
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	206,950
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	40,000	70,000
Short term borrowings from officer of the Company	N/A	840,518	N/A	840,518	167,062
Short term borrowings from others	N/A	60,000	N/A	60,000	60,000
		$15,490,522		$14,521,008	$7,691,473

*	These notes are due on demand.

As of June 30, 2010, the Company has the following debt commitments outstanding:

Callable Secured Convertible Note financing

March 10 % Notes

On March 23, 2010, the Company entered into a private placement with individual institutional investors and issued secured convertible promissory notes in the aggregate principal amount of $650,000 (the March Notes) and stock purchase warrants exercisable over a five year period for up to 6,500,000 shares of common stock.
The March Notes have a maturity date of March 23, 2011 and will accrue interest at a rate of 10% per annum, compounded annually. Payments of principal under the March Notes are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the March Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 10% March Notes is $0.10 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 7,150,000 shares. The exercise price of the Warrants is $0.15 per share.

The March Notes and warrants contain reset provisions, such that should the Company issue any common share or instrument convertible into any common share at a price lower than the conversion or exercise then in effect than the exercise price and conversion price reset to that lower price.

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

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with these notes was approximately $21,000 and $0, respectively.

June 10% Notes

On June 30, 2010, under the Additional Investments Right agreement, the company issued additional secured convertible promissory notes in the aggregate principal amount of $300,000 (the June Notes) and stock purchase warrants exercisable over a five year period for up to 3,000,000 shares of common stock.

The June Notes have a maturity date of June 30, 2011 and will accrue interest at a rate of 10% per annum, compounded annually. Payments of principal under the June Notes are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the March Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 10% March Notes is $0.07 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 4,714,285 shares. The exercise price of the Warrants is $0.10 per share.

The June Notes and warrants contain reset provisions, such that should the Company issue any common share or instrument convertible into any common share at a price lower than the conversion or exercise then in effect than the exercise price and conversion price reset to that lower price.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with these notes was approximately $600 and $0, respectively.

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.

The 8% Debentures have a maturity date of May 21, 2010 and, although technically in default, no such default has been formally claimed by the current holders of the Debentures. The Debentures currently accrue interest at a default rate of 15% per annum and they accrued interest at a rate of 8% per annum through to the date of maturity. Payments of principal and accrued interest under the Debentures are not due until the maturity date. The conversion price of the 8% Debentures is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

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

The holders agreed to waive certain provisions in the debentures and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the debentures and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 8% Debentures principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with this note was approximately $4.4 million and $594,000, respectively.

8% Notes

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI.  In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and are currently technically in default, although no such default has been formally claimed by the current holders. The notes accrued interest at a rate of 8% per annum through to the maturity date and shall accrue interest at the default rate of 15% per annum thereafter. The conversion price of the 8% Notes is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 8% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with this note was approximately $327,000 and $274,000, respectively.

6% December Notes

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2010 fiscal 2009.

The 6% Notes have a single balloon payment of $1,000,000, which was due on the maturity date of December 13, 2009 and accrued interest at a rate of 6% per annum. The 6% Notes are currently earning a default interest rate of 15% per annum. The conversion price of the 6% Notes is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The 6% Notes anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement in connection with the original closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the holders of the notes to secure the Company’s obligations under the 6% Notes and warrants.

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

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 6% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with this note was approximately $1,088,000 and $166,000, respectively.

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

The conversion price of the 6% April Notes is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

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

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 6% April Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the nine months ended June 30, 2010 and 2009 in connection with this note was approximately $1,092,000 and $124,000, respectively.

Convertible Term Notes payable

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. During February 2010, one of the lenders extended an additional $20,000 to the Company with this amount being added to the already then outstanding balance of one of the existing notes. These notes were not repaid on this date and the terms were amended at several different dates to extend them to maturity dates of February 28, 2009, March 31, 2009, and December 31, 2009. While the notes payable are technically in default at this time, neither of the lenders have claimed default on the notes.

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

During the twelve months ended June 30, 2010, the Company issued 92,400 warrants at an exercise price of $0.25 and 92,400 shares of common stock.  The stock was determined to have a fair value of $7,707, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $6,953. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.

In February 2010, the exercise price of 326,486 of the previously issued warrants was further reduced from $0.25 per shares to $0.15 per share as an incentive for one of the lenders to provide the Company with an additional $20,000 in cash.

During March 2010, the holders certain of these convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of June 30, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

10% Convertible Term Notes payable

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. The notes had a maturity date of June 17, 2009.  As an inducement to Enable to enter into the Convertible Term Notes, the Company entered into a Warrant Exchange Agreement with Enable. The remaining terms of the 10% notes carry the same provisions as the 8% Debentures. Due to the default event, commencing on June 17, 2009, the interest rate is now at the default rate of 18%.  While the notes are technically in default at June 30, 2010, the lender has made no claim of default.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 10% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

25% Convertible Term Notes payable

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matured on August 30, 2009. In addition, the Company issued 500,000 shares of common stock to the lender as additional consideration to enter into the note agreement. The shares were issued to the lender in September 2009. As of June 30, 2010, and through the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, the lender has not made any claim of default.

Advances

During the twelve months ended June 30, 2010, the Company received net funding in the amount of approximately $678,000 from a certain corporate officer. During the year ended June 30, 2009, the Company received net funding in the amount of approximately $162,000 from this same corporate officer.  As of June 30, 2010, the total net amount received from the officer is approximately $841,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $697,000 in back due compensation as of the twelve months ended June 30, 2010.

Summary of Recent Accounting Pronouncements

See summary of our recent accounting pronouncements in the footnotes to our financial statements elsewhere in this document.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  of MSGI Security Solutions, Inc.

We have audited the accompanying consolidated balance sheets of MSGI Security Solutions, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. MSGI Security Solutions, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSGI Security Solutions, Inc as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L J Soldinger Associates, LLC

L J Soldinger Associates, LLC

Deer Park, Illinois
November 15, 2010

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS AS OF JUNE 30,

	2010	2009
ASSETS
Current assets:
Cash	$160,656	$689
Other current assets, principally deferred financing costs, net	244,400	-

Total current assets	405,056	689

Investment in Current Technology Corporation	300,000	1,500,000
Property and equipment, net	19,419	32,299
Deposits on technology licenses	-	175,000
Other assets, principally long term deposits	17,755	338,223

Total assets	$742,230	$2,046,211

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable - trade	$1,206,719	$1,313,059
Derivative liability for excess shares	3,170,374	-
Liability for RFMon settlement	1,430,333	1,430,333
Accrued expenses and other current liabilities	6,664,938	4,664,192
Advances from strategic partners	246,950	276,950
Advances from corporate officer	840,518	167,062
Other advances	60,000	60,000
Convertible term notes payable	3,120,004	2,860,000
10% Convertible promissory note payable	250,000	250,000
6% Callable convertible notes payable, net of discount of $1,942,430 in 2009	2,000,000	57,570
8% Callable convertible notes payable net of discount of $3,980,109 in 2009	8,000,000	4,019,891
10% Callable convertible notes payable, net of discount of $946,464 in 2010	3,536	-

Total current liabilities	26,993,372	15,099,057
Commitments and contingencies

Stockholders’ equity (deficit):

Common stock - $.01 par value; 100,000,000 authorized; 73,692,033 and 24,932,967 shares issued; 73,674,371 and 24,915,305 shares outstanding as of June 30, 2010 and 2009, respectively	736,919	249,329
Additional paid-in capital	271,743,167	272,057,383
Accumulated deficit	(297,337,518)	(283,965,848)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)

Total stockholders’ equity (deficit)	(26,251,142)	(13,052,846)
Total liabilities and stockholders’ equity (deficit)	$742,230	$2,046,211

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30,

	2010	2009
Revenue
Consulting fee revenue	$-	$282,000

Total revenue	-	282,000

Cost of revenue / products sold, including write down of $4,066,646 in 2009	-	4,066,646

Gross loss	(-)	(3,784,646)
Operating costs and expenses:
Salaries and benefits	693,967	1,121,734
Research and development	760,004	-
Selling, general and administrative (including non-cash credit of $(62,336) in 2009 for shares to be issued to Apro Media	3,861,666	1,392,832
Depreciation and amortization	12,880	14,760

Total operating costs and expenses	5,328,517	2,529,326

Loss from operations	(5,328,517)	(6,313,972)
Other income (expense):

Interest income	-	13,124
Interest expense	(9,242,483)	(2,707,501)
Loss on investment in Current Technology Corp.	(1,200,000)	-
Gain on change in derivative liability	2,412,506	-
Miscellaneous income	10,824	-
Non-cash expense for revaluation of put options to fair value	-	(150,000)
Non-cash loss on debt guarantee	-	(500,000)
Gain on put options	-	1,700,000

Total other income (expense)	(8,019,153)	(1,644,377)

Net loss from before provision for income taxes	(13,347,670)	(7,958,349)
Provision for income taxes	24,000	16,657
Net loss attributable to common stockholders	(13,371,670)	(7,975,006)

Basic and diluted loss per share attributable to common stockholders	$(0.27)	$(0.34)

Weighted average common shares outstanding basic and diluted	50,421,250	23,665,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Common Stock		Additional Preferred Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2008	22,348,781	$223,487	5,000,000	$50,000	$271,243,011	$(275,990,842)	(17,662)	$(1,393,710)	$(5,868,054)

Exchange of preferred stock for debt in Securities Exchange Agreement			(5,000,000)	(50,000)	50,000				—
Issuance of shares of common stock under Securities Exchange Agreement	500,000	5,000			35,000				40,000
Non cash compensation expense					221,478				221,478
Issuance of shares of common stock to Officer as a bonus	100,000	1,000			62,000				63,000
Issuance of shares of common stock under Addendum to term notes payable	1,984,186	19,842			400,907				420,749
Fair value of warrants issued under Addendum to term notes payable					44,987				44,987
Net loss						(7,975,006)			(7,975,006)

Balance June 30, 2009	24,932,967	$249,329	—	—	$272,057,383	$(283,965,848)	(17,662)	$(1,393,710)	$(13,052,846)

Exchange of shares of common stock for warrants in Exchange Agreement	9,500,000	95,000			1,090,000				1,185,000
Non-cash compensation expenses					4,573				4,573
Issuance of shares under terms of various consulting and services agreements	37,666,666	376,666			2,827,384				3,204,050
Issuance of shares for debt guarantee	1,000,000	10,000			160,000				170,000
Issuance of shares under terms of a certain loan agreement	500,000	5,000			15,000				20,000
Issuance of shares under addendum to term notes payable	92,400	924			6,783				7,707
Fair value of warrants issued to placement agents in March 2010 financing					79,219				79,219
Discount on convertible notes issued in March and June 2010					950,000				950,000
Fair value of warrants issued to consultants					128,752				128,752
Fair value of warrants issued under terms of addendum to term notes payable					6,953				6,953
Derivative value of shares of common stock committed in excess of authorized total					(5,582,880)				(5,582,880)
Net loss for the twelve months ended June 30, 2010						(13,371,670)			(13,371,670)

Balance June 30, 2010	73,692,033	$736,919	—	—	$271,743,167	$(297,337,518)	(17,662)	$(1,393,710)	$(26,251,142)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30,

	2010	2009
OPERATING ACTIVITIES:
Net loss	$(13,371,670)	$(7,975,006)

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on securities exchange agreement	-	(1,700,000)
Depreciation	12,880	14,760
Loss on impairment of investment	1,200,000	-
Amortization of deferred financing costs	348,361	581,538
Amortization of debt discounts	5,947,861	867,980
Non-cash compensation expense	4,573	233,278
Non-cash expense for revaluation of put options	-	150,000
Non-cash loss on guarantee of debt	-	500,000
Non-cash expense (credit) for shares to be issued to Apro Media	-	(62,336)
Non-cash value of shares issued to lenders	996,702	-
Non-cash value of warrants issued in financings	86,172	-
Non-cash value of shares issued for services	3,204,050	-
Non-cash value of warrants issued for services	128,752	-
Gain on change in derivative liability	(2,412,506)	-
Reserve on deferred costs of products shipped	-	4,066,646
Changes in assets and liabilities:
Accounts receivable	-	128,000
Other current assets	(37,500)	-
Other assets	110,176	(5,755)
Accounts payable - trade	(109,340)	150,921
Accrued expenses and other liabilities	2,288,746	1,737,140

Net cash used in operating activities	(1,602,743)	(1,312,834)
INVESTING ACTIVITIES:
Deposits on technology contracts	-	(175,000)
Purchases of property and equipment	-	(16,113)

Net cash provided by (used in) investing activities	-	(191,113)

FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,210,004	250,000
Closing costs paid from proceeds of notes	(90,750)	-
Cash advances from strategic partners, officers and others	643,456	304,012
Restricted Cash proceeds (deposits)	-	1,800,000
Cash paid from restricted cash in securities exchange agreement	-	(1,000,000)

Net cash provided by financing activities	1,762,710	1,354,012
Net increase in cash and cash equivalents	159,967	(149,935)
Cash and cash equivalents at beginning of year	689	150,624
Cash and cash equivalents at end of year	$160,656	$689

The accompanying notes are an integral part of these Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. LIQUIDITY AND COMPANY OVERVIEW:

Company Overview:

MSGI Security Solutions, Inc. (MSGI, we, us or the Company) is developing proprietary solutions for commercial and governmental organizations. The Company is developing a global combination of innovative emerging businesses that leverage information and technology. The Company is headquartered in New York City where it will be able to serve the needs of counter-terrorism, public safety, and law enforcement.

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

In August 2009, the Company announced the formation of its first subsidiary for NASA based technology. The subsidiary, named Nanobeak Inc. (Nanobeak) is a nanotechnology company focused on carbon based chemical sending for gas and organic vapor detection. Some potential space and terrestrial applications for this technology include cabin air monitoring onboard the Space Shuttle and future spacecraft, surveillance of global weather, forest fire detection and monitoring, radiation detection and various other critical capabilities. The commercial applications of these nanotech chemical sensors relate specifically to efforts in Homeland Security and defense, medical diagnostics and environmental monitoring and controls. Nanobeak seeks to offer products in each of these market sectors beginning in the current fiscal year ending June 30, 2011, but the timing of these efforts can not be assured.

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

Liquidity and Capital Resources:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current revenues. At June 30, 2010, the Company had approximately $161,000 in cash and no accounts receivable. The Company believes that funds on hand will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. All of our promissory notes and other notes payable are currently either past due or due within the next 12 months.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

Summary of significant recent financing transactions:

During 2010 and 2009, the Company received net proceeds of approximately $674,000 and $167,000 of advances from a certain corporate officer, which have no stated interest rate or maturity date.

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

During March 2010, the Company entered into a series of 10% convertible promissory notes for an aggregate of $650,000. Closing costs of approximately $81,000 were paid from the proceeds, providing a net of approximately $569,000. These notes carry a maturity life of one year from the date of issuance.

During March 2010, certain convertible notes and debentures previously held by the Enable Capital Group, with a principal balance of approximately $10.3 million plus accrued interest, were to be acquired by Madison and Wall Investments, LLC who, in conjunction with the proposed acquisition of debt, provided the Company with a letter of agreement to convert the debt into shares of preferred or common stock and extinguish the debt. The agreement also called for all said shares to be locked up from trading until at least December 31, 2010. As of June 30, 2010, the acquisition had not been formally closed and the shares of preferred or common stock had not been issued and the various debt instruments remain reported as debt in the financial statements. It is expected that the various convertible notes and debentures will be acquired by an independent third party and that the shares will be issued to the acquirer sometime prior to or during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

During the three months ended March 31, 2010, the holders of certain convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of June 30, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime prior to the end of the third quarter of fiscal year 2011, ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

During June 2010, the Company entered into a series of 10% convertible promissory notes for an aggregate of $300,000. Closing costs of approximately $10,000 were paid from the proceeds, providing a net of approximately $290,000. These notes carry a maturity life of one year from the date of issuance.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of MSGI and its majority owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. The Company believes it has only one reporting segment.

Revenue Recognition:

The Company accounts for revenue recognition in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification 605, (ASC 605), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Revenues are reported upon the completion of a transaction that meets the following criteria: (1) persuasive evidence of an arrangement exists; (2) delivery of our services has occurred; (3) our price to our customer is fixed or determinable; and (4) collectability of the sales price is reasonably assured.  Since the Company had a limited number of revenue transactions, that were each unique to each customer, the Company reviewed each transaction to determine that all revenue criteria were met.

The Company had no reported revenues for the year ended June 30, 2010. Our revenues for the year ended June 30, 2009 were derived from consulting services provided to third parties.

The Company had certain shipments of products to various customers during fiscal 2008 in the aggregate of approximately $6.5 million that were not recognized as revenue in fiscal 2008, 2009, 2010, or to date, due to certain revenue recognition criteria not being met in these periods, related to the assurance of collectibility among other factors. These transactions will only be recognized as revenue in the period in which all the revenue recognition criteria, as noted above, have been fully met. Inventory costs, as noted in the paragraph below, related to these transactions for which revenue has not been recognized, but have been fully reserved and expensed to the statement of operations as costs of good sold during the year ended June 30, 2009

Costs of product shipped to customers for which revenue has not been recognized

As of June 30, 2009, the Company capitalized approximately $5.4 million in product costs for goods that were shipped to customers during fiscal 2008 but for which revenue has not yet been recognized in either fiscal 2008, 2009 or to date. The Company has also recorded a full reserve against these product costs in the aggregate amount of approximately $5.4 million, of which $4.1 million was recorded during the year ended June 30, 2009. This reserve estimates the potential costs that may be unrecoverable. The Company has filed legal action against various parties involved (see Note 15) in the business operations and any payment forthcoming through court action or potential settlement will be recognized as income upon receipt of payment.  However, there can be no assurances that this will occur.

Accounts receivable and allowance for doubtful accounts:

The Company extends credit to its customers in the ordinary course of business. Accounts are reported net of an allowance for uncollectible accounts. Bad debts are provided on the allowance method based on historical experience and management’s evaluation of outstanding accounts receivable. In assessing collectibility, the Company considers factors such as historical collections, a customer’s credit worthiness, age of the receivable balance both individually and in the aggregate, and general economic conditions that may affect a customer’s ability to pay. The Company does not require collateral from customers nor are customers required to make up-front payments for goods and services. At June 30, 2009 and 2010, the Company has fully allowed for accounts receivable from CODA in the amount of $60,000.

Deferred Financing and other debt-related Costs:

Deferred financing costs are amortized over the term of the associated debt instruments. The Company evaluates the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist. The Company allocates the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with FASB ASC 470-20 “Debt with Conversion and Other Options.” The fair value of the warrants issued to note holders or placement agents are calculated utilizing the Black-Scholes option-pricing model. The Company is amortizing the resultant discount or other features over the term of the notes through its earliest maturity date using the effective interest method. Under this method, the interest expense recognized each period will increase significantly as the instrument approaches its maturity date. If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated. The Company’s debt instruments did contain embedded derivatives at June 30, 2009 (see Notes 7 and 8).

Property and Equipment:

Property and equipment are stated at cost, less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Estimated useful lives are as follows:

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

Research and Development Costs:

The Company recognizes research and development costs associated with certain product development activities. The costs are expensed as incurred. The Company recorded research and development expenses of $760,004 during the year ended June 30, 2010 for costs associated with nanotechnology and product development under the Company’s agreements with NASA. No such costs were incurred during the year ended June 30, 2009. An additional amount of approximately $1.0 million of research and development expenses are estimated to be incurred in the future, based on the company’s agreements with NASA.

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

On July 1, 2007, the Company adopted the provisions of FASB ASC 740-10. FASB ASC 740-10 prescribes recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FASB ASC 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. There is no liability related to unrecognized tax benefits at June 30, 2010 and 2009.

The Company has not yet filed appropriate state or federal income tax returns for the fiscal years ended June 30, 2008, 2009 and 2010.

Use of Estimates:
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The most significant estimates and assumptions made in the preparation of the consolidated financial statements relate to the carrying amount of long lived assets, deferred tax valuation allowance, valuation of stock options and derivative liability, warrants and debt features and the allowance for doubtful accounts.  Actual results could differ from those estimates.

Concentration of Credit Risk:

Major Customers

The Company is not currently providing goods or services to any clients and has no reported revenues for the year ended June 30, 2010. During the year ended June 30, 2009, the Company provided consulting services to one client and all revenues recognized during the year were derived from this one client. Further, our relationship with Apro Media and Hyundai is considered to be terminated at this time, and the new relationship with NASA is considered to be critical to the Company’s ongoing business activities.

Cash concentration

The Company’s cash balance is maintained with one financial institution and may, at times, exceed federally insurable amounts.  The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however, such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Diluted earnings per share in 2010 and 2009 excluded 99,679,989 and 71,443,417 potentially issuable shares, respectively, from the conversion of outstanding convertible debt and accrued interest, options and warrants.

 Summary of Recent Accounting Pronouncements

In January 2010, the FASB issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications was the quarter ending March 31, 2010. Our effective date for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements is January 1, 2011. When effective, we will comply with the disclosure provisions of this new guidance.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810- 10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP.  The update was effective for the quarter ended March 31, 2010 and did not have an effect on the financial position, results of operations or cash flows of the Company.

In June 2009, the Financial Accounting Standards Board (FASB) issued its final Statement of Financial Accounting Standards (SFAS) No. 160 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162.  SFAS No. 168 made the FASB Accounting Standards Codification (the Codification or ASC) the single source of U.S. GAAP.  This did not change the accounting rules the Company needs to follow – it merely codified them.

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

In October 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this standard update will have on our consolidated financial statements.

In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update must be adopted no later than January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact this new standard update will have on our consolidated financial statements.

3.  SECURITIES EXCHANGE TRANSACTIONS

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, LP (Enable), an existing institutional investor of MSGI and as of that date, holder of 100% of MSGI’s Series H Convertible Preferred Stock pursuant to which MSGI retired all outstanding shares of the Series H Preferred Stock, 5,000,000 warrants issued in connection with the preferred stock, exercisable for shares of common stock of MSGI and put options exercisable for 5,000,000 shares of Common Stock, which had a fair value of $6,700,000 on August 22, 2008. In exchange for the retirement and/or redemption of the above securities, MSGI issued Enable an 8% Secured Convertible Debenture (the 8% Debentures) due May 21, 2010 in the principal amount of $4,000,000, a $1,000,000 cash redemption payment and transferred to Enable warrants to purchase up to, in the aggregate, 20,000,000 shares of the common stock of Current Technology Corporation. The redemption payment was paid by MSGI from the proceeds of the restricted cash accounts maintained in connection with the original issuance of the Series H Preferred Stock. The balance of the funds held in the restricted cash accounts of $800,000 was released to MSGI for working capital purposes. In connection with the Securities Exchange Agreement and the Debenture, MSGI and its subsidiaries entered into a Security Agreement and a Subsidiary Guarantee Agreement, whereby MSGI and the subsidiaries granted Enable a first priority security interest in certain property of MSGI and each of the Subsidiaries.  The net effect of this transaction resulted in a gain of $1,700,000, recognized during the year ended June 30, 2009.

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with Enable. Under this agreement Enable was granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 10,142,852 shares available to purchase. A non-cash interest expense of approximately $700,000 representing the fair market value of the committed shares was recognized, and a corresponding accrued liability was booked by the Company as of March 31, 2009. This accrued liability was adjusted to market value at the end of each subsequent reporting period until all of the warrants were exchanged. 500,000 shares of common stock were issued under this exchange agreement as of June 30, 2009 and 9,500,000 remained to be issued.  The June 30, 2009 liability was adjusted to $285,000 by the Company to adjust to the fair market value of these shares at a market price of $0.03 per shares at June 30, 2009. As of June 30, 2010, all 10,000,000 shares have been issued to Enable. Non-cash expenses totaling $900,000 were realized related to these shares issued during the year ended June 30, 2010.

4. DEPOSITS ON TECHNOLOGY CONTRACTS

During the twelve month period ended June 30, 2009, the Company expended $175,000 as non-refundable deposits with NASA for the rights to license technologies from the agency. On August 10, 2009, the Company announced that it had entered into a long-term relationship with NASA and intends to bring such technologies to commercial markets. The $175,000 in deposits on technology licenses was expensed as research and development during the fiscal year ended June 30, 2010.

5. INVESTMENTS

Current Technology Corporation

On January 10, 2008, the Company entered into a Subscription Investment Agreement with Current Technology Corporation, a corporation formed under the laws of the Canada Business Corporation Act. The agreement provided for the Company to purchase from Current Technology a total of 25.0 million shares of its common stock, and common stock purchase warrants exercisable for 25.0 million shares of its common stock, for an aggregate purchase price of $2,500,000. Payment of the $2,500,000 was to be made in five installments of $500,000 between January 4, 2008 and April 15, 2008.  The common stock purchase warrants were immediately exercisable at an exercise price of $.15 per share and they expire on January 9, 2013.  The warrants contain anti-dilution and adjustment provisions, which allow for adjustment to the exercise price and/or the number of shares should there be a change in the number of outstanding shares of common stock through a declaration of stock dividends, a recapitalization resulting in stock splits or combinations or exchange of such shares. Of the 25.0 million shares of common stock and 25.0 million common stock purchase warrants, the Company acquired 20.0 million of each. The Company recorded the investment on the cost method of accounting.

On February 9, 2009, Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI entered into a 90-day bridge loan agreement with a lender yielding net proceeds of $240,000. Certain personal assets of Mr. Barbera were used as senior collateral. The Company also provided a full guarantee and certain Company assets were used as junior collateral. The Board of Directors of the Company approved the transaction during a meeting held on February 6, 2009. The net proceeds of the bridge loan were advanced by Mr. Barbera, to the Company, to be used primarily for a new business venture with NASA on behalf of the Company as well as to meet short-term working capital requirements of the Company. The Company has given no consideration to Mr. Barbera for this personal guarantee of the bridge loan. During the three months ended June 30, 2009, the lender made claim of default on the loan by Mr. Barbera. As a result, pursuant to the junior guarantee provided by the Company, we surrendered 5,000,000 shares of common stock of our holdings in Current Technology Corporation at a carrying value of $500,000 during the year ended June 30, 2009. The Company has no further guarantee obligations under the bridge loan agreement. Upon delivery of the committed assets from the Company, the lender provided Mr. Barbera with extended terms for the payment of the principal and accrued interest. The Company has determined that there is no liability required as of June 30, 2009 or 2010, as the committed assets have been provided to the lender and there is no longer a standing guarantee by the Company.

Pursuant to the original share purchase transaction, the Company held warrants to purchase 20,000,000 additional shares of common stock of Current Technology Corporation with an exercise price of $0.15 per share.  In August 2008, MSGI entered into a Securities Exchange Agreement with holders of the Company’s Series H Preferred stock and other instruments.  In connection with this exchange, the warrants to purchase 20,000,000 additional shares of common stock of Current Technology were assigned to the purchasers of the Series H Preferred Stock.

As of June 30, 2010, the Company owns 15 million shares of the common stock of Current Technology, which represents approximately 10.6% ownership of its outstanding common stock.  During the fiscal year ended June 30, 2010, the Company determined that the fall in the value of the stock of Current Technology was an other-than-temporary impairment in the value of its investment.  The Company based its analysis on the fact that Current Technology has been unable to file current reports with the Securities and Exchange Commission since November 2009, had a going concern opinion based in large part on significant losses from operations and insufficient funds available to continue operating.  The Company recorded an impairment of $1.2 million to reduce its investment to the trading price of Current Technology as of June 30, 2010.

6. LIABILITY FOR PAYMENT DUE TO RFMON

As of June 30, 2010, the Company had capitalized and fully reserved for approximately $5.4 million in product costs for goods that were shipped to customers during the year ended June 30, 2008. No revenue was recognized in the prior period or to date. Of the capitalized costs, approximately $1.4 million was included in trade accounts payable due to RFMon and $20,000 was included as a deferred license fee. These costs have been reclassified into a separate liability account as of June 30, 2010, as it is expected by the Company that the liability will not be paid to the party until the settlement of legal action that the Company has filed against various parties involved in the prior business operations. Assuming a favorable outcome of such legal action, the separate liability will be extinguished and a credit for the previously expensed costs will be realized.

7. DERIVATIVE LIABILITY FOR EXCESS SHARES

Beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that, if converted into common stock shares,  would exceed the amount of the Company’s authorized common shares.  From July 2009 through June 30, 2010 the Company continued to issue new shares of its common stock and new instruments convertible or exercisable into shares of its common stock.  At each period of time that one of these instruments was issued, the amount of common shares which potentially exceeded the Company’s issuable shares above its authorized common shares increased.  As of June 30, 2010, the Company had 73,354,351 shares of common stock issuable upon exercise or conversion in excess of its authorized capital.

The Company used a Black Scholes model with the following range of assumptions to value the derivative liability that resulted from these shares issuable in excess of its authorized share capital at inception of the liability:

	Low	High
Underlying stock price:	$0.04	$0.18
Exercise/conversion price:	$0.10	$0.51
Term until expiration:	1 year	1 year
Dividend yield:	0.00%	0.00%
Risk free rate:	0.32%	0.49%
Volatility:	212%	296%

The cumulative total of the liability and corresponding reduction in additional paid-in capital recorded at each inception was $5,582,880.

In accordance with the guidance on accounting for embedded derivatives, the Company used a Black Scholes model with the following range of assumptions to value the derivative liability that resulted from these shares issuable in excess of its authorized share capital at June 30, 2010:

	Low	High
Underlying stock price:	$0.08	$0.08
Exercise/conversion price:	$0.10	$0.20
Term until expiration:	1 year	1 year
Dividend yield:	0.00%	0.00%
Risk free rate:	0.32%	0.32%
Volatility:	212%	212%

At June 30, 2010, the resulting liability from the 73,354,351 excess shares was $3,170,374.  The change in the liability from inception to June 30, 2010 of $2,412,506 was recorded in the line item “gain on change in derivative liability” in the statement of operations.

As a result of recording the derivative liability for the shares issuable which exceeded the authorized number of common stock shares, the Company did not record additional derivative liabilities for certain reset provisions in the March 2010 and June 2010 convertible note agreements and detachable warrants issued in connection with those note agreements (see Note 8).

8. 10% CALLABLE CONVERTIBLE NOTES PAYABLE

The 10% Callable Convertible Notes Payable consist of the following as of June 30, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
10% Notes	March 23, 2011	$650,000	$646,964	$3,036	$-
10% Notes	June 30, 2011	300,000	299,500	500	-
Total		$950,000	$946,464	$3,536	$-

March 10 % Notes

On March 23, 2010, the Company entered into a private placement with individual institutional investors and issued secured convertible promissory notes in the aggregate principal amount of $650,000 (the March Notes) and stock purchase warrants exercisable over a five year period for up to 6,500,000 shares of common stock.
The March Notes have a maturity date of March 23, 2011 and will accrue interest at a rate of 10% per annum, compounded annually. Payments of principal under the March Notes are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the March Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 10% March Notes is $0.10 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 7,150,000 shares. The exercise price of the Warrants is $0.15 per share.

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

The March Notes and warrants contain reset provisions, such that should the Company issue any common share or instrument convertible into any common share at a price lower than the conversion or exercise then in effect than the exercise price and conversion price reset to that lower price.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with these notes was approximately $21,000 and $0, respectively.

June 10% Notes

On June 30, 2010, under the Additional Investments Right agreement, the company issued additional secured convertible promissory notes in the aggregate principal amount of $300,000 (the June Notes) and stock purchase warrants exercisable over a five year period for up to 3,000,000 shares of common stock.

The June Notes have a maturity date of June 30, 2011 and will accrue interest at a rate of 10% per annum, compounded annually. Payments of principal under the June Notes are not due until the maturity date and interest is due on a quarterly basis, however the Investors can convert the principal amount of the March Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The conversion price of the 10% March Notes is $0.07 per share yielding an aggregate total of possible shares to be issued as a result of conversion of 4,714,285 shares. The exercise price of the Warrants is $0.10 per share.

The June Notes and warrants contain reset provisions, such that should the Company issue any common share or instrument convertible into any common share at a price lower than the conversion or exercise then in effect than the exercise price and conversion price reset to that lower price.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with these notes was approximately $600 and $0, respectively.

9. 8% CALLABLE CONVERTIBLE NOTES PAYABLE

The 8% Callable Convertible Notes Payable consist of the following as of June 30, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2010 net of discount	Carrying Amount at June 30, 2009, net of discount
8% Debentures	May 21, 2010	$4,000,000	$--	$4,000,000	$19,891
8% Notes	May 21, 2010	4,000,000	--	4,000,000	4,000,000
Total				$8,000,000	$4,019,000

8% Debentures

On May 21, 2007, MSGI entered into a private placement with several institutional investors and issued 8% convertible debentures in the aggregate principal amount of $5,000,000 (the 8% Debentures), of which $4,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008.

The 8% Debentures have a maturity date of May 21, 2010 and, although technically in default, no such default has been formally claimed by the current holders of the Debentures. The Debentures currently accrue interest at a default rate of 15% per annum and they accrued interest at a rate of 8% per annum through to the date of maturity. Payments of principal and accrued interest under the Debentures are not due until the maturity date. The conversion price of the 8% Debentures is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The Company allocated the aggregate proceeds of the 8% Debentures between the warrants and the Debentures based on their fair value and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $5 million in proceeds received. Therefore, the total discount was limited to $5 million. The discount on the Debentures was allocated from the gross proceeds and recorded as additional paid-in capital. The discount was amortized to interest expense over the three-year maturity date. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Debentures. The conversion price of the Debentures was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company as of June 30, 2010.

The 8% Debentures and the Warrants have anti-dilution protections. The Company has also entered into a Security Agreement with the investors in connection with the closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the investors to secure the Company’s obligations under the 8% Debentures and Warrants.

The holders agreed to waive certain provisions in the debentures and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the debentures and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 8% Debentures principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with this note was approximately $4.4 million and $594,000, respectively.

8% Notes

On August 22, 2008, the Company entered into a Securities Exchange Agreement with Enable Growth Partners, an existing institutional investor of MSGI.  In connection with that Agreement, MSGI entered into an 8% convertible note in the aggregate principal amount of $4,000,000 (the 8% Notes).

The 8% Notes have a maturity date of May 21, 2010 and are currently technically in default, although no such default has been formally claimed by the current holders. The notes accrued interest at a rate of 8% per annum through to the maturity date and shall accrue interest at the default rate of 15% per annum thereafter. Payments of principal and interest under the Notes are not due until the maturity date. The conversion price of the 8% Notes is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 8% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with this note was approximately $327,000 and $274,000, respectively.

10.   6% CALLABLE CONVERTIBLE NOTES PAYABLE

The 6% Callable Convertible Notes Payable consist of the following as of June 30, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
6% Notes	December 13, 2009	$1,000,000	$-	$1,000,000	$45,940
6% April Notes	April 4, 2010	1,000,000	-	1,000,000	11,630
Total				$2,000,000	$57,570

6% December Notes

On December 13, 2006, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $2,000,000 aggregate principal amount of Callable Secured Convertible Notes (the 6% Notes) and stock purchase warrants exercisable for 3,000,000 shares of common stock in a private placement for an aggregate offering price of $2,000,000, of which $1,000,000 is currently outstanding with the remaining principal balance having been converted into shares of common stock during fiscal 2008. There were no conversions during fiscal 2010 fiscal 2009.

The 6% Notes have a single balloon payment of $1,000,000, which was due on the maturity date of December 13, 2009 and accrued interest at a rate of 6% per annum. The 6% Notes are currently earning a default interest rate of 15% per annum. The conversion price of the 6% Notes is currently at $0.25. It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The 6% Notes contain anti-dilution protections. The Company has also entered into a Security Agreement and an Intellectual Property Security Agreement in connection with the original closing, which grants security interests in certain assets of the Company and the Company’s subsidiaries to the holders of the notes to secure the Company’s obligations under the 6% Notes and warrants.

The Company allocated the aggregate proceeds of the 6% Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company amortized this discount over the term of the 6% Notes through December 2009. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these Notes. The conversion price of the Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company.

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

As a result of the conversion transaction of the Callable Secured Convertible 8% Notes above and the 6% Notes converted, anti-dilution provisions of the remaining 6% Notes were triggered. The conversion price of the remaining 6% Notes was reduced from the variable conversion rate noted above to a fixed rate of $0.50. As a result, the Company recognized an additional beneficial conversion discount of approximately $263,900, which was recorded as a discount to the note and allocated to additional paid in capital. This additional discount was amortized over the remaining term of the note.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 6% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the twelve months ended June 30, 2010 and 2009 in connection with this note was approximately $1,088,000 and $166,000, respectively.

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
The Company allocated the aggregate proceeds of the 6% April Notes between the warrants and the Notes based on their fair values and calculated a beneficial conversion feature and warrant discount in an amount in excess of the $1 million in proceeds received. Therefore, the total discount was limited to $1 million. The Company amortized this discount to interest expense over the remaining term of the 6% April Notes through April 2010. On March 16, 2009, the Company entered into certain convertible promissory notes, which effected the anti-dilution provision of these April Notes. The conversion price of the April Notes was reduced from $0.50 to $0.25. No additional beneficial conversion expense was recorded related to the conversion price change due to the immaterial effect of this adjustment to the financial results of the Company.

It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The payment obligation under the April Notes may accelerate if payments under the April Notes are not made when due or upon the occurrence of other defaults described in the April Notes. This potential acceleration has not taken place, although the April Notes are technically in default.

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

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 6% April Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

Total interest expense, including debt discount amortization, for the year ended June 30, 2010 and 2009 in connection with this note was approximately $1,092,000 and $124,000, respectively.

11.  OTHER NOTES PAYABLE AND ADVANCES

Other Notes Payable consists of the following as of June 30, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at June 30, 2010, net of discount	Carrying Amount at June 30, 2009, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$-	$960,000	$960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	-	1,500,000	1,500,000
Convertible Term Notes – short term	December 31, 2009	420,000	-	420,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	-	250,000	250,000
25 % Convertible Term Notes – short term	August 31, 2009	240,004	-	240,004	-
Total			-	$3,370,004	$3,110,000

Convertible Term Notes payable

On December 13, 2007, the Company entered into four short-term notes with private institutional lenders. These promissory notes provided proceeds totaling $2.86 million to the Company. The proceeds of these notes were used to purchase inventory. The notes carry a variable rate of interest based on the prime rate plus two percent. These notes had an original maturity date of April 15, 2008. During February 2010, one of the lenders extended an additional $20,000 to the Company with this amount being added to the already then outstanding balance of one of the existing notes. These notes were not repaid on this date and the terms were amended at several different dates to extend them to maturity dates of February 28, 2009, March 31, 2009, and December 31, 2009. While the notes payable are technically in default at this time, neither of the lenders have claimed default on the notes.

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

In addition, the terms of certain of the Amendments to the Loan Agreements called for the Company to issue five-year warrants to purchase shares of common stock of the Company to certain group lenders each week beginning May 1, 2008 and continuing for each week that the principal balance of the term notes remains outstanding. These warrants were issued with an exercise price set at the greater of market value on the date of issuance or $0.50 per share.  As of June 30, 2008, a total of 284,717 warrants were issued to the note holders, 33,218 warrants with an exercise price at $0.60 per share and the remaining at an exercise price of $0.50 per share.  These warrants were subsequently cancelled with the October 2008 addendum and replaced with other warrants and stock issued.  In addition, there were 520,000 shares of common stock issued in fiscal 2008 in connection with these addendums.

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

During the twelve months ended June 30, 2010, the Company issued 92,400 warrants at an exercise price of $0.25 and 92,400 shares of common stock.  The stock was determined to have a fair value of $7,707, based upon the fair market value of the common stock on each date issued.  The warrants were determined to have a value of $6,953. The warrants were fair valued, at each warrant issuance, using the Black-Scholes model.  The warrant and stock values were recorded as additional interest expense on the note during the twelve months ended June 30, 2010.

In February 2010, the exercise price of 326,486 of the previously issued warrants was further reduced from $0.25 per shares to $0.15 per share as an incentive for one of the lenders to provide the Company with an additional $20,000 in cash. The effect of this change in exercise price to the fair value of the warrants was deemed immaterial and no associated adjustment was booked during the fiscal year ended June 30, 2010.

The following assumptions were used in the Black-Scholes model for the warrants for the twelve months ended June 30, 2010:

Expected term (years)	3
Dividend yield	0%
Expected volatility	215% - 235%
Risk-Free interest rate	1.23%-1.70%
Weighted average fair value	$0.06

Expected volatility is based solely on historical volatility of our common stock over the period commensurate with the expected term of the stock options. We rely solely on historical volatility because our options are not traded and do not have trading activity to allow us to incorporate the mean historical implied volatility from traded options into our estimate of future volatility. The expected term calculation for stock options is based on the “simplified” method described in SEC Staff Accounting Bulletin No. 107, Share−Based Payment. The risk−free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock, and we have no present intention to pay cash dividends.

During March 2010, the holders certain of these convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of June 30, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

10% Convertible Term Notes payable

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. The notes had a maturity date of June 17, 2009.  As an inducement to Enable to enter into the Convertible Term Notes, the Company entered into a Warrant Exchange Agreement with Enable. The remaining terms of the 10% notes carry the same provisions as the 8% Debentures. Due to the default event, commencing on June 17, 2009, the interest rate is now at the default rate of 18%.  While the notes are technically in default at June 30, 2010, the lender has made no claim of default.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through October 1, 2010.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 10% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies.

25% Convertible Term Notes payable

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matured on August 30, 2009. In addition, the Company issued 500,000 shares of common stock to the lender as additional consideration to enter into the note agreement. The shares were issued to the lender in September 2009. As of June 30, 2010, and through the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, the lender has not made any claim of default.

Advances

During the twelve months ended June 30, 2010, the Company received net funding in the amount of approximately $674,000 from a certain corporate officer. During the year ended June 30, 2009, the Company received net funding in the amount of approximately $167,000 from this same corporate officer.  As of June 30, 2010, the total net amount received from the officer is approximately $841,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $697,000 in gross wages (including prior period wages totaling approximately $197,000) as of the twelve months ended June 30, 2010.

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

During the year ended June 30, 2009, the Company received funding in the amount of approximately $70,000 from Current Technology Corp. During the year ended June 30, 2010, $30,000 of the advance was repaid. There is no interest expense associated with this advanced funding and this is to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

During the year ended June 30, 2009, the Company received funding in the amount of approximately $60,000 from certain third parties. There is no interest expense associated with these advanced fundings and they are to be repaid upon collection of the Apro Media related accounts receivable, which has not yet occurred.

These advances have no stated maturity dates and are considered payable on demand. The Company has not imputed interest on the above advances since it would not be material.

12. COMMON STOCK, STOCK OPTIONS AND WARRANTS

Common Stock Transactions:

During the fiscal year ended June 30, 2010, the Company issued 48,759,066 shares of common stock. Of these shares, 9,500,000 shares were issued to a certain lender under a Warrant Exchange Agreement, 92,400 shares were issued to a lender in connection with addendum to certain December 2007 convertible terms notes and 37,666,666 were issued to various parties in order to pay for consulting services and legal fees provided and 1,500,000 shares were issued in connection with certain financing transactions during the fiscal year ended June 30, 2010.

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

Stock Options:

The Company maintained a qualified stock option plan (the 1999 Plan) for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options.  As of June 30, 2010 the 1999 plan is closed and no further options may be issued under its terms. The 1999 Plan was administered by the compensation committee of the Board of Directors, which had the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. Of the 1,125,120 shares qualified under the 1999 Plan, 985,000 were issued prior to its expiration. In no event shall an option expire more than ten years after the date of grant.

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

The stock based compensation expense related to stock options for the years ended June 30, 2010 and 2009 was approximately $5,000 and $221,000, respectively The non-cash compensation expense is included in salaries and benefits as a component of operating costs on the consolidated statements of operations.  As of June 30, 2010, all stock options have been vested and all related stock based compensation expenses have been recognized.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. There were no stock option grants during the fiscal years ended June 30, 2010 or 2009.

The following summarizes the stock options outstanding under the 1999 Plan:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding at June 30, 2007, 2008, 2009 and 2010	985,000	$1.40 to $7.00	$1.94

The aggregate intrinsic value of these stock options outstanding at June 30, 2007 was $4,650.  There was no such value at June 30, 2010, 2009 or 2008.

In addition to the 1999 Plan, the Company has option agreements with current directors of the Company. The following summarizes stock options outstanding as of June 30, 2010.  There were no transactions for the three years ended June 30, 2010:

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2007, 2008, 2009 and 2010	40,000	$1.50 to $4.13	$2.81	$100

The aggregate intrinsic value of these stock options outstanding at June 30, 2007 was $100.  There was no such value at June 30, 2010, 2009 or 2008.

As of June 30, 2010, 1,025,000 options are exercisable, with no aggregate intrinsic value and a weighted average contractual life of 6.1 years.  The weighted average exercise price of all outstanding options is $1.98 and the weighted average remaining contractual life is 5.1 years. At June 30, 2010, there are no further options available for grant.

Warrants:

The following summarizes the warrant transactions for the two years ended June 30, 2010:

	Number of Shares	Exercise Price
Outstanding at June 30, 2008	20,698,442	$0.50 to $8.25

Granted	1,770,898	$0.25 to $0.50
Exercised / Exchanged	(5,232,066)	$1.00
Cancelled / Expired	(1,012,195)	$0.50 to $7.50

Outstanding at June 30, 2009	16,225,079	$0.25 to $8.25

Granted	12,242,400	$0.01 to $0.25
Exercised / Exchanged	(9,635,709)	$1.00
Cancelled / Expired	(2,618,165)	$1.00 to $8.25

Outstanding at June 30, 2010	16,213,605	$0.01 to $2.00

All warrants are currently exercisable.

As of June 30, 2010, the Company has 16,213,605 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.05 to $2.00, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the year ended June 30, 2010, the Company issued 92,400 five-year warrants to a certain lender in relationship to an addendum agreement. These warrants carry an exercise price of $0.25. A fair market value of approximately $7,000 for these warrants was calculated using the Black-Scholes method and was recorded as interest expense in the year ended June 30, 2010.

During the year ended June 30, 2010, the Company issued 2,150,000 five-year warrants to certain consultants for services provided with an additional warrant for 100,000 shares to be issued after June 30, 2010. These warrants carry an exercise price of $0.05. A fair market value of approximately $129,000 for these warrants was calculated using the Black-Scholes method and was recorded as consulting expense in the year ended June 30, 2010.

During the year ended June 30, 2010, the Company issued 10,000,000 five-year warrants to certain lenders and placement agents in connection to the March and June 10% Notes. These warrants carry an exercise price of $0.01 - $0.11. A fair market value of approximately $79,000 for 500,000 of these warrants was calculated using the Black-Scholes method and was recorded as interest expense in the year ended June 30, 2010.  The fair market value for the remainder of these warrants was allocated to the proceeds of the transactions in the process of calculating a beneficial conversion feature discount on the value of the March and June 10% Notes.

As of June 30, 2009, the Company has 16,225,079 of warrants outstanding for the purchase shares of common stock at prices ranging from $0.25 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

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

In connection with the August 2008 Securities Exchange Agreement (see Note 3), Enable Growth Partners agreed to cancel the 4,500,00 warrants it received in the January 2008 Series H convertible preferred stock transaction (see Note 17).

On March 16, 2009, the Company entered into a Warrant Exchange Agreement with Enable. Under this agreement Enable has been granted the right to exchange all warrants held into 10,000,000 shares of common stock of the Company, provided, however, that at no time shall any Holder beneficially own more than the Beneficial Ownership Limitation of 9.99% of the Common Stock issued and outstanding from time to time. The original warrants carry exercise prices ranging from $0.50 to $2.50 and represent a total of 10,142,852 shares available to purchase. The Company issued 500,000 shares of common stock under the Warrant Exchange Agreement during the year ended June 30, 2009. This issuance of shares resulted in an exchange of approximately 507,143 of the 10,142,852 outstanding warrants. At of June 30, 2009 $285,000 remained accrued in the accompanying consolidated balance sheet, representing the remaining 9,500,000 shares of common stock to be issued under this agreement. The Company issued the remaining 9,500,000 shares of common stock under the Warrant Exchange Agreement during the year ended June 30, 2010. This issuance of shares resulted in an exchange cancellation of approximately 9,635,709 of the 10,142,852 outstanding warrants.

13.  PROPERTY AND EQUIPMENT:

Property and equipment at June 30, consist of:

	2010	2009
Machinery, equipment and furniture	$86,794	$86,794
Less: accumulated depreciation	(67,375)	(54,495)
Property, plant & equipment, net	$19,419	$32,299

Depreciation expense was approximately $13,000 and $15,000 for the years ended June 30, 2010 and 2009, respectively.

14.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of June 30, 2010 and 2009 consist of the following:

	2010	2009
Salaries and benefits	$947,706	$397,558
Payroll taxes and penalties	1,543,477	1,489,450
Warrant exchange liability	-	285,000
Audit and tax preparation fees	264,755	214,755
Interest	3,686,914	1,953,706
Taxes	66,907	42,907
Board fees	104,000	80,000
Rent	23,314	97,910
Other	27,865	120,906
Total	$6,664,938	$4,664,192

The Company has not filed or paid payroll taxes from September 2006 to date.

15. CERTAIN KEY RELATIONSHIPS

Relationship with The National Aeronautics and Space Administration (NASA)

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

In August 2009, the Company announced the formation of its first subsidiary for NASA based technology. The subsidiary, named Nanobeak Inc. (Nanobeak) is a nanotechnology company focused on carbon based chemical sensing for gas and organic vapor detection. Some potential space and terrestrial applications for this technology include cabin air monitoring onboard the Space Shuttle and future spacecraft, surveillance of global weather, forest fire detection and monitoring, radiation detection and various other critical capabilities. The commercial applications of these nanotech chemical sensors relate specifically to efforts in Homeland Security and defense, medical diagnostics and environmental monitoring and controls. Nanobeak seeks to offer products in these market sectors beginning in the current fiscal year ending June 30, 2011, but the timing of such offers may be affected by unforeseen difficulties in development and commercialization efforts. In September 2009, the Company announced that it is developing its first product derived from the NASA nanotechnology, a handheld diagnostic device designed for medical and environmental testing and detection using breakthroughs in nanotechnology and chemical sensing. Nanobeak intends to take the handheld sensor from prototype to commercial production and international distribution. The United States Department of Defense DTRA Agency also agreed to provide additional grant money to the NASA and MSGI chemical sensing initiatives during 2010 and 2011.

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

Former Relationship with Hyundai Syscomm Corp.

Beginning September 11, 2006, the Company entered into several Agreements with Hyundai Syscomm Corp. (Hyundai). The Company had executed a License Agreement, a Subscription Agreement and a Sub-Contract with Hyundai and in prior periods received in consideration a one-time $500,000 fee for the License and the Company issued 865,000 shares of the Company's common stock to Hyundai, in connection with all the agreements.

The initial term of the Sub-Contracting Agreement was three years, with subsequent automatic one-year renewals unless the Sub-Contracting Agreement was terminated by either party under the terms allowed by the Agreement.

On February 7, 2007, the Company issued to Hyundai a warrant to purchase up to a maximum of 24,000,000 shares of common stock in exchange for a maximum of $80,000,000 in revenue, which was expected to be realized by the Company over a maximum period of four years. The vesting of the Warrant was to take place quarterly over the four-year period based on 300,000 shares for every $1,000,000 in revenue realized by the Company from contracts referred to us by Hyundai.  The revenue was subject to the sub-contracting agreement between Hyundai and the Company dated October 25, 2006.  No transactions under this agreement have occurred as of and through June 30, 2010 or to date and therefore there have been no warrants vested under this agreement. As such, the various agreements with Hyundai are deemed by the company to be null and void as of June 30, 2010. In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hyundai Syscomm Corp, as well as several other Korean entities and individuals, for alleged breach of contract. During the three month period ended June 30, 2010, GCA Law Partners filed a motion to be dismissed as counsel for the Company and formally withdrew from the proceedings. This action was not due to any foreseen difficulties with the Company’s case against the defendants, but rather was the result of the Company’s currently inability to remit cash compensation to the firm on a timely basis. The Company has engaged the assistance of alternative legal counsel and the case is proceeding.

Former Relationship with Apro Media Corporation

On May 10, 2007, the Company entered into an exclusive sub-contract and distribution agreement with Apro Media Corp. (Apro or Apro Media) for at least $105 million of expected sub-contracting business over seven years to provide commercial security services to a Fortune 100 defense contractor and/or other customers. Under the terms of contract, MSGI would acquire components from Korea and deliver fully integrated security solutions at an average expected level of $15 million per year for the length of the seven-year engagement.  In accordance with the Agreement, MSGI was to establish and operate a 24/7/365 customer support facility in the Northeastern United States. Apro was to provide MSGI with a web-based interface to streamline the ordering process and create an opportunity for other commercial security clients to be acquired and serviced by MSGI. The contract called for gross profit margins estimated to be between 26% and 35% including a profit sharing arrangement with Apro Media, which would initially take the form of unregistered MSGI common stock, followed by a combination of stock and cash and eventually just cash. In the aggregate, assuming all the stated revenue targets were met over the seven years, Apro Media would have eventually acquired approximately 15.75 million shares of MSGI common stock. MSGI was referred to Apro Media by Hyundai as part of a general expansion into the Asian security market, however revenue under the Apro contract was not to constitute revenue under the Hyundai warrant to acquire common stock of MSGI.

Per the terms of the sub-contract agreement with Apro, the Company was to compensate Apro with 3,000,000 shares of the Company’s common stock when the sub-contract transactions result in $10.0 million of GAAP recognized revenue for the Company. In December 2007, the Company elected to issue 1,000,000 shares of common stock to Apro under that agreement. The Company computed a fair value for a pro rata share of the remaining shares to be issued under that agreement, which was $62,336 at June 30, 2008,  and has been reflected as a liability in our consolidated balance sheet. As discussed below, such revenue is never expected to be recognized by the Company, and therefore this accrual has been reversed out during the year ended June 30, 2009.  The expense (income) was included in selling, general and administrative expenses.

For the year ended June 30, 2008, the Company had shipped product to various customers in the aggregate of approximately $1.6 million under the Apro sub-contract agreement. These shipments have not been recognized as revenue in fiscal 2008, 2009, 2010 or to date.  In addition inventory costs related to these transactions had been reported on the balance sheet in Costs of product shipped to customers for which revenue had not been recognized as of June 30, 2008 and these costs have been fully reserved and written off as of December 31, 2008.

On August 22, 2008, MSGI negotiated an acceleration of both its sub-contracting agreements with Hyundai and Apro, through Hirsch Capital Corp., the San Francisco based private equity firm representing Hyundai Syscomm and Apro Media. Under the accelerated terms, MSGI would endeavor to build up to a platform with the potential to generate approximately $100 million in expected annual gross revenue supporting several of the largest commercial businesses in Korea (see Daewoo sub-contract below).  Based upon its commitment to expand MSGI to a potential run rate of $100 million in annual gross revenue, Hirsch Capital would have the right to earn shares of MSGI as indicated under the Apro sub-contracting and distribution agreement referenced above. There have not yet been any business transactions under this new contract, and the Company considers the contract to be null and void.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Apro Media Corporation, as well as several other Korean entities and individuals, for alleged breach of contract. As such, the sub-contract with Apro is deemed by the Company to be null and void as of June 30, 2010. During the three month period ended June 30, 2010, GCA Law Partners filed a motion to be dismissed as counsel for the Company and formally withdrew from the proceedings. This action was not due to any foreseen difficulties with the Company’s case against the defendants, but rather was the result of the Company’s currently inability to remit cash compensation to the firm on a timely basis. The Company has engaged the assistance of alternative legal counsel and the case is proceeding.

Former Daewoo / Hankook relationships

On September 17, 2008, the Company executed a contract with Hankook Semiconductor, a division of Samsung Electronics, to manufacture and supply advanced technology displays and other electronic products for commercial security purposes for Daewoo International. Under the terms of the contract, MSGI would subcontract to Hankook the right to manufacture certain Hi-definition display systems, which would be supplied to Daewoo for its existing customers. MSGI had similarly entered into an agreement to supply Daewoo with these products based upon Daewoo specifications from its customers. There have not yet been any business transactions under this contract. As such, the contract with Hankook and Daewoo is deemed by the Company to be null and void as of June 30, 2010.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP of Mountain View, California to represent the Company in legal action against Hankook Semiconductor, as well as several other Korean entities and individuals, for alleged breach of contract. During the three month period ended June 30, 2010, GCA Law Partners filed a motion to be dismissed as counsel for the Company and formally withdrew from the proceedings. This action was not due to any foreseen difficulties with the Company’s case against the defendants, but rather was the result of the Company’s currently inability to remit cash compensation to the firm on a timely basis. The Company has engaged the assistance of alternative legal counsel and the case is proceeding.

16.   COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company leases certain office space in New York, New York and in San Francisco, California. All of the Company’s current leases are on a “month to month” basis and are cancelable.  The Company incurs all costs of insurance, maintenance and utilities.

Rent expense for such space was approximately $185,000 and $283,000 for fiscal years ended June 30, 2010 and 2009, respectively, and was rented from officers at the Company.

The Company recorded research and development expenses of $760,004 during the year ended June 30, 2010 for costs associated with nanotechnology and product development under the Company’s agreements with NASA. An additional amount of approximately $1.0 million of research and development expenses are estimated to be incurred in the future, based on the company’s agreements with NASA.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. Certain ongoing matters relate to vendors seeking to get paid amounts owed by us, which amounts are included in trade accounts payable or are fully accrued as of June 30, 2010. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

In May 2009, the Company engaged the law firm of GCA Law Partners LLP, of Mountain View, California, to represent us in a legal action against Hyundai Syscomm Corp., Apro Media Corp., Hirsch Capital Corp. and other entities and individuals. Subsequently, the Company filed suit in United States District Court, Northern District of California, alleging, among other faults, fraud, breach of contract and unfair business practices. The Company seeks financial relief and compensation for the alleged actions of the parties named in the action. The engagement agreement calls for GCA to be compensated for all fees incurred on a contingent basis, pending outcome of the lawsuit, and, further, calls for the Company to issue 50,000 shares of common stock of the Company to each of the two partners managing the legal proceedings. The shares were issued to the attorneys in September 2009.

During the three month period ended June 30, 2010, GCA Law Partners filed a motion to be dismissed as counsel for the Company and formally withdrew from the proceedings. This action was not due to any foreseen difficulties with the Company’s case against the defendants, but rather was the result of the Company’s currently inability to remit cash compensation to the firm on a timely basis. The Company has engaged the assistance of alternative legal counsel and the case is proceeding.
Tax Returns

The Company has not filed payroll tax returns since 2006.

The Company has not filed income tax returns since fiscal year ended June 30, 2007.

When the Company obtains sufficient funding it plan to rectify this situation.
17. SERIES H CONVERTIBLE PREFERRED STOCK AND PUT OPTION

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

18.   INCOME TAXES:

Deferred tax assets are comprised of the following:

	As of June 30,
	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$47,407,000	$43,869,000
Compensation on option grants	1,563,000	1,563,000
Amortization of intangibles	-	974,000
Capital loss carryfoward	2,763,000	2,763,000
Other	3,865,000	577,000
Total deferred tax assets	55,598,000	49,746,000

Deferred tax liabilities:
Other gains	(965,000)	-
Discount on convertible notes	-	(2,369,000)
Total deferred tax liabilities	(965,000)	(2,369,000)

Valuation allowance	(54,633,000)	(43,377,000)
Net deferred tax assets	$-	$-

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

The Company has an estimated U.S. federal net operating loss carry forward of approximately $114,000,000 available, which expires from 2012 through 2030. These loss carry forwards are subject to annual limitations under Internal Revenue Code Section 382 and some loss carry forwards are subject to SRLY limitations. The Company has recognized a full valuation allowance against deferred tax assets because it is more likely than not that sufficient taxable income will not be generated during the carry forward period available under the tax law to utilize the deferred tax assets. Of the net operating loss carry forwards approximately $61,000,000 is the result of deductions related to the exercise of non-qualified stock options in previous years.  The realization of the net operating loss carry forwards would result in a credit to equity.

The Company has reviewed its deferred tax assets and has determined that the entire amount of its deferred tax assets should be reserved as the assets are not considered to be more likely than not recoverable in the future.

On July 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (FIN 48). FIN 48 provides recognition criteria and a related measurement model for uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. Tax positions that meet the more likely than not threshold are then measured using a probability weighted approach recognizing the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement. The last year for which the Company has filed its US Federal and state income tax returns is 2007.  The periods subject to examination for the Company’s tax returns are for the years 2003 to 2007.  Until the Company files its 2008 and 2009 income tax returns, the statute of limitations covering those tax years does not begin.

The Company believes that there is no significant financial statement impact as a result of FIN 48 for the year ended June 30, 2010. During the fiscal year ended June 30, 2010, the estimated US Federal net operating loss carryforwards more than likely became subject to IRC section 382 limitations due to the significant change in ownership the Company experienced during the year.  Should the Company perform the required study and determine that it is subject to the limitations under IRC section 382, the ability of the Company to utilize its US Federal net operating loss carryforwards could become severely restricted and could result in the Company becoming unable to utilize a significant portion of those net operating loss carryforwards in future periods in which it might generate taxable income.

19.   EMPLOYEE RETIREMENT SAVINGS 401(k) PLANS:

The Company sponsored a tax deferred retirement savings plan (401(k) plan) which permitted eligible employees to contribute varying percentages of their compensation up to the annual limit allowed by the Internal Revenue Service.

The Company formerly matched the 50% of the first $3,000 of employee contribution up to a maximum of $1,500 per employee. There were no employee contributions to the plan or matching contributions made during the fiscal years ended June 30, 2010 or 2009. The plan also provided for discretionary Company contributions. There were no discretionary contributions in fiscal years 2010 or 2009. This 401(k) plan is currently dormant and the remaining employees of the Company no longer participate in the plan. It is the intention of the Company to terminate this plan during the current fiscal year ending June 30, 2011 and initial steps in that regard have been undertaken with the plan management company, The Gellar Group.

20.  NON-CASH DISCLOSURES NOT DESCRIBED ELESEWHERE

At June 30, 2009 the Company had accrued $285,000 for the value of future shares to issued under the Enable Exchange agreement (see Note 3).  That liability was satisfied in the current fiscal year through the issuance of the remaining 9,500,000 shares to Enable under the agreement.

During the current year ended June 30, 2010 the Company recorded a reduction in its additional paid-in capital of $5,582,880 for the value of derivative liability created by the Company issuing instruments convertible or exercisable into shares of its common stock in excess of its authorized capital (see Note 7).

In March and June 2010, the Company entered into a series of secured convertible promissory note financing transactions that raised gross proceeds of $950,000 (see Note 8).  In connection with those offerings, the Company issued convertible promissory notes and warrants that resulted in essentially 100% of the proceeds of the offering being allocated to the beneficial conversion features and warrants, which resulted in the Company recording a discount to the notes of approximately $950,000.  In addition, as part of the March offering, the Company issued warrants to acquire 500,000 shares of the Company’s common stock.  The Company valued that warrant at $79,219 and recorded that amount as deferred loan fees.

In connection with the July 31, 2009 convertible note offering, in which the Company raised gross proceeds of $240,004 (see Note 11), the Company issued to the lender 500,000 shares as an inducement to make the loan.  The value of the shares at the time of the offering was $20,000 and was recorded as a discount to the convertible note.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Accounting Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This company’s management is responsible for establishing and maintaining internal controls over financial reporting and disclosure controls. Internal Control Over Financial Reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

2.
Provide reasonable assurance that transactions are recorded as necessary to  permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the registrant; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is appropriately recorded, processed, summarized and reported within the specified time periods.

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

Based on its evaluation and due to the material weaknesses noted, our management concluded that our internal controls over financial reporting was not effective as of June 30, 2010.

The Company’s assessment identified certain material weaknesses which are set forth below:

•
The Company currently has insufficient resources and an insufficient level of monitoring and oversight, which may restrict the Company's ability to gather, analyze and report information relative to the financial statements in a timely manner, including insufficient documentation and review of the selection and application of generally accepted accounting principles to significant non-routine transactions. In addition, the limited size of the accounting department makes it impractical to achieve an optimum segregation of duties.

•	A lack of formal cash flow forecasts, business plans, and organizational structure documents to guide the employees in critical decision-making processes.

•	Ineffective controls over accounts payable processing

•	Ineffective controls over contract administration

•	Ineffective procedures to appropriately account for and report on related party transactions.

•	Ineffective documentation of certain transactions not completed on a timely basis.

•	The limited size of the accounting department makes it impracticable to achieve an appropriate segregation of duties.

•	The Company does not have a procedure to ensure the timely issuance of equity securities upon Board or contractual approval.

•	Payroll and income tax filings have not been made timely.

•	There is insufficient supervision and review by our corporate management, particularly relating to complex transactions requiring to equity and debt instruments.

•	There is a lack of formal process and timeline for closing the books and records at the end of each reporting period.

•
There are limited processes and limited or no documentation in place for the identification and assessment of internal and external risks that would influence the success or failure of the achievement of entity-wide and activity-level objectives.

•
An officer of the Company has been utilizing his personal bank account to pay for Company expenses. These expenses are recorded via journal entry by the Company as a liability to the officer. Adequate documentation to support the business purpose of the expenses was not available for many of the amounts.  In addition, the officer of the Company has been utilizing the Company’s bank account to pay personal expenses. The amounts paid are applied against the Company’s liability to the officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report herein.

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

There were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in the fiscal quarter ending June 30, 2010.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company's executive officers and directors and their positions with MSGI are as follows:

Name	Age	Positions and Offices, if any, Held	Director Since
J. Jeremy Barbera	53	Chief Executive Officer and Chairman of the Board of Directors and Chief Executive Officer	1996
Richard J. Mitchell, III	51	Chief Accounting Officer, Treasurer and Secretary
Lt. Gen. James A. Abrahamson	77	Vice Chairman of the Board of Directors	2010
Joseph C. Peters	53	President and Director	2004
John T. Gerlach	78	Director	1997
Seymour Jones	79	Director	1996
David C. Stoller	60	Director	2004

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

Lieutenant General James A. Abrahamson, (retired USAF) has been Vice- Chairman of the MSGI Board of Directors since his appointment in 2010. From 1992 to 1995, Lt. Gen. Abrahamson served as Chairman of the Oracle Corporation. Prior to holding his Chairmanship at Oracle, he held the position of Executive Vice President for Corporate Development, and then President of the Transportation Sector, for Hughes Aircraft Company as well as a member of the Hughes Aircraft Company Board of Directors. While on active duty in the Air Force, Lt. Gen. Abrahamson became one of the military's most experienced program directors. He led the Strategic Defense Initiative (President Reagan's "Star Wars" Program) from April 1984 until he retired from the Air Force in January 1989, at the rank of Lieutenant General. He also directed the development of the F-16 Multi-National Fighter and served as the NASA Associate Administrator for Space Flight, managing NASA's Space Shuttle from its second flight through 10 safe and successful missions. Lt. Gen. Abrahamson currently serves as Chairman and Chief Executive Officer of StratCom, LLC; SkySpectrum, LLC; and Sky Sentry, LLC. Each of these companies is associated with the development of airships for civil and military applications. He also serves as Chairman of the Board of GeoEye (NASDAQ: GEOY) and Chairman of the Board of Global Relief Technologies. Lt. Gen. Abrahamson earned a Bachelor of Science degree in Aeronautical Engineering from the Massachusetts Institute of Technology and a Master of Science degree in the same field through the Air Force Institute of Technology program at the University of Oklahoma. He completed Squadron Officer School in 1958, Air Command and Staff College in 1966, the Air Force Test Pilot School in 1967, and the Industrial College of the Armed Forces in 1973. He served in the Air Force as a Test Pilot, Fighter Pilot, and Program Manager for 33 years, prior to moving to senior positions in civil industry.

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

Based solely on the Company's review of the copies of such forms it has received and written representations from certain reporting persons that they were not required to file reports on Form 5 for the fiscal year ended June 30, 2010, the Company believes that all its officers, directors and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended June 30, 2010.

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

Compensation Committee

The members of the Compensation Committee during fiscal year 2009 were Mr. Seymour Jones, Mr. Joseph Peters, and Mr. John Gerlach. Mr. Gerlach is Chairman of the Committee. Mr. Gerlach and Mr. Jones served as members of the Compensation Committee of the Company's Board of Directors during all of fiscal years 2010 and 2009. Mr. Peters served as a member of the committee in fiscal year 2007. Mr. Peters was also an officer and employee of the Company during the fiscal years ended June 30, 2010 and 2009.

Nomination Matters

The Board of Directors does not currently have a nominating committee or a committee performing similar functions. Given the size of the Company and the historic lack of director nominations by stockholders, the Board has determined that no such committee is necessary. Similarly, although the Company’s By-laws contain procedures for stockholder nominations, the Board has determined that adoption of a formal policy regarding the consideration of director candidates recommended by stockholders is not required. The Company intends to review periodically both whether a more formal policy regarding stockholder nominations should be adopted and whether a nominating committee should be established. Until such time as a nominating committee is established, the full Board, which includes two directors employed by the Company and therefore not “independent” under applicable standards, will participate in the consideration of candidates. The Board does not utilize a nominating committee charter when performing the functions of such committee. The procedures for stockholder nominations and the desired qualifications of candidates, among other nominations matters, did not change during the 2010 fiscal year.

Item 11. Executive Compensation

The following table provides certain information concerning compensation of the Company's Chief Executive Officer and any other executive officer of the Company who received compensation in excess of $100,000 during the fiscal year ended June 30, 2010 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name and Principal	Fiscal Year Ended June 30,	Annual Salary	Annual Bonus	Stock Awards		Option Awards		Non-Equity Incentive Compensation	Non-qualified Deferred Compensation	All Other Compensation	Total
Position
J. Jeremy Barbera (1)	2010	$500,000	—	$—		$—		—	—	—	$500,000
Chairman of the Board and Chief Executive Officer	2009	501,923	—	8,000	(3)	92,950	(4)	—	—	—	602,873

Richard J. Mitchell III (2)	2010	125,000	—	—		4,573	(5)	—	—	—	129,573
Chief Accounting Officer Treasurer and Secretary	2009	125,481	—	—		35,590	(5)	—	—	—	161,071

(1)	As a result of limited cash availability during the fiscal year ended June 30, 2010, Mr. Barbera has been paid only $1,505 of the annual salary accrued and reported for the year.

(2)	As a result of limited cash availability during the fiscal year ended June 30, 2010, Mr. Mitchell has been paid only $32,590 of the annual salary accrued and reported for the year.

(3)
On May 7, 2007, the Board of Directors voted unanimously to authorize the issuance of 300,000 shares of the Company’s common stock to Mr. Barbera as an incentive to retain the services of Mr. Barbera. The shares are to be issued in three equal installments of 100,000 shares each over a period of three years. The first issuance of 100,000 shares occurred on May 7, 2007, the second issuance of 100,000 shares was earned on May 7, 2008 and the third issuance of 100,000 shares was earned on May 7, 2009. 100,000 shares authorized were issued at a value of $0.08 per share for an expense of $8,000 during the year ended June 30, 2009. The final 100,000 have not yet been issued and an accrued liability of $8,000 for the fair market value of these shares has been realized as of June 30, 2010

(4)
Represents options to purchase 200,000 shares of the Company’s common stock at an exercise price of $1.50 per share. Options were issued on June 29, 2007 and expire 10 years from the date of issuance. The dollar amount presented represents the expense each year as recognized under SFAS 123R. The overall fair value of these shares was $278,000 which is based on a fair value of $1.39 per share.  This fair value was estimated using the Black—Scholes option pricing model with the following assumptions applied; dividend yield of zero, expected volatility of 142.3%, risk—free interest rate of 4.75% and an expected life of 6 years. The expense is being amortized over a period of 1.5 years, which is the vesting term of the options.

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

STOCK OPTION GRANTS

The Company maintained a qualified stock option plan (the 1999 Plan) for the issuance of up to 1,125,120 shares of common stock under qualified and non-qualified stock options.  As of June 30, 2010 the 1999 plan is closed and no further options may be issued under its terms. The 1999 Plan was administered by the compensation committee of the Board of Directors, which had the authority to determine which officers and key employees of the Company will be granted options, the option price and vesting of the options. Of the 1,125,120 shares qualified under the 1999 Plan, 985,000 were issued prior to its expiration. In no event shall an option expire more than ten years after the date of grant.

There were no options granted in the fiscal years 2010 or 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding unexercised options, unvested stock and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the Company’s fiscal year 2009:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securites Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J. Barbera	100,000	(1)	—	—	1.50	3/24/14	—	—	—	—
	200,000	(2)	—	—	1.50	3/24/14	—	—	—	—
	200,000	(3)	—	—	1.50	6/29/17	—	—	—	—

R. Mitchell	10,000	(4)	—	—	1.50	3/24/14	—	—	—	—
	25,000	(5)	—	—	1.40	5/07/17	—	—	—	—
	50,000	(6)	—	—	1.50	6/29/17	—	—	—	—

(1)	Represents grant of options to purchase 100,000 shares of common stock at $1.50 per share, vested immediately, with a term of 10 years.

(2)	Represents a grant of options to purchase 200,000 shares of common stock at $1.50 per share, vested over three years on each anniversary date of the grant, with a term of 10 years.

(3)	Represents a grant of 200,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.

(4)	Represents a grant of 10,000 options to purchase common stock at $1.50 per shares, vested over three years on each anniversary date with a term of 10 years.

(5)	Represents a grant of 25,000 options to purchase common stock at $1.40 per shares, vested over three years on each anniversary date of the grant, with a term of 10 years.

(6)	Represents a grant of 50,000 options to purchase common stock at $1.50 per shares, vested equally over 18 months, with a term of 10 years.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuances under equity compensation plans
Equity compensation plans approved by security holders 1999 Stock Option Plan (1)	985,000	$1.94	—
Executive Options (1)	40,000	$2.81	—
Equity compensation plans not approved by security holders	—	—	—
Total	1,025,000	$1.97	—

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

The following table sets forth certain information regarding all compensation earned by directors for the
Company’s 2010 fiscal year.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
J. Gerlach	$9,000	(1)	—	—	—	—	—	$9,000
S. Jones	$7,500	(1)	—	—	—	—	—	$7,500
D. Stoller	$7,500	(1)	—	—	—	—	—	$7,500

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

Respectively submitted,
COMPENSATION COMMITTEE
                                                                                                                                     John T. Gerlach

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock – Five Percent Holders

As of the date of this filing, there are no known shareholders holding a percentage equal to or greater than 5% of the outstanding shares of common stock of the Company.

Common Stock – Management

The following table sets forth, as of September 30, 2010, certain information certain information concerning the ownership of the Company’s common stock of each (i) director, (ii) nominee, (iii) executive officers and former executive officers named in the Summary Compensation Table and referred to as the “Named Executive Officers,” and (iv) all current directors and executive officers of the Company as a group.

Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership (1)	Percent of Class
Common	J. Jeremy Barbera (2) 575 Madison Ave New York, NY 10022	1,300,000	1.58%
Common	Seymour Jones (3) 575 Madison Ave New York, NY 10022	144,221	*

Common	John Gerlach (4) 575 Madison Ave New York, NY 10022	145,395	*

Common	David Stoller (5) 575 Madison Ave New York, NY 10022	101,250	*

Common	Joseph Peters (6) 575 Madison Ave New York, NY 10022	327,400	*

Common	Richard Mitchell (7) 575 Madison Ave New York, NY 10022	169,200	*

All Directors and Named Executive Officers reported as a group		2,187, 466	2.65%

*	Less than 1%

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

(2)
Includes (i) 415,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 200,000 issued as retention incentive, (iii) 185,000 shares previously owned and purchased on the open market and (iv) 500,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2010.

(3)
Includes (i) 5,292 shares previously owned and purchased on the open market, (ii) 28,929 shares issued to director as compensation and (ii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2010.

(4)
Includes (i) 3,609 shares previously owned and purchased on the open market (ii) 31,786 shares issued to director as compensation and (iii) 110,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2010.

(5)	Includes (i) 31,250 shares issued to director as compensation and (ii) 70,000 options to purchase shares of common stock, all are exercisable at September 30, 2010.

(6)
Includes (i) 143,000 issued upon conversion of Series G Convertible Preferred Shares, (ii) 25,000 issued as retention incentive, (iii) 9,400 shares previously owned and purchased on the open market and (iv) 150,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2010.

(7)
Includes (i) 84,200 issued upon conversion of Series G Convertible Preferred Shares and (ii) 85,000 options to purchase shares of common stock. With respect to the options to purchase shares of common stock, all are exercisable at September 30, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On February 9, 2009, Mr. J. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI entered into a 90-day bridge loan agreement with a lender yielding net proceeds of $240,000. Certain personal assets of Mr. Barbera were used as senior collateral. The Company also provided a full guarantee and certain Company assets were used as junior collateral. The Board of Directors of the Company approved the transaction during a meeting held on February 6, 2009. The net proceeds of the bridge loan were advanced by Mr. Barbera to the Company to be used primarily for a new business venture with NASA on behalf of the Company as well as to meet short-term working capital requirements of the Company. The Company has given no consideration to Mr. Barbera for this personal guarantee of the bridge loan. During the period ended June 30, 2009, the lender made claim of default on the loan by Mr. Barbera. As a result, the Company forfeited the assets committed as junior collateral. Mr. Barbera also forfeited certain personal assets. Upon delivery of the committed assets from the Company, the lender provided Mr. Barbera with extended terms for the payment of the principal and accrued interest. The Company has determined that there is no liability required as of June 30, 2010, as the committed assets have been provided to the lender and there is no longer a standing guarantee by the Company.

Item 14.  Principle Accountant Fees and Services

On August 19, 2010, the Company terminated the services of Amper, Politziner & Mattia, LLP (AP&M) as the Company’s Independent Registered Public Accounting Firm. As AP&M, the firm served as the Company’s Independent Registered Public Accounting Firm for each of the fiscal years ended June 30, 2003, 2004, 2005, 2006, 2007, 2008, and 2009, and for the first, second and third quarters of the fiscal year ended June 30, 2010. The decision to terminate the services of AP&M was approved by the Audit Committee of the Company’s Board of Directors.

On August 19, 2010, the Company, with the approval of the Audit Committee, engaged L J Soldinger Associates LLC (“LJSA”) as the Company’s new independent accountants.

The aggregate fees billed by LJSA and AP&M as independent accountants, for professional services rendered to MSGI Security Solutions, Inc during the fiscal years ended June 30, 2010 and 2009 were comprised of the following:

	Fiscal Year 2010	Fiscal Year 2009
Audit Fees	$80,000	$110,800
Tax Fees	—	—
All other Fees	—	—
Total Fees	$80,000	$110,800

Audit fees include fees for professional services rendered in connection with the audit of our consolidated financial statements for each year and reviews of our unaudited consolidated quarterly financial statements, as well as fees related to consents and reports in connection with regulatory filings for those fiscal years.

The Company's Audit Committee pre-approves all services provided by L J Soldinger Associates and Amper, Politziner & Mattia, LLP

Part IV

Item 15. Exhibits

21	List of Company's subsidiaries

23.1	Consent of L J Soldinger Associates

31.1	Certifications of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC. (Registrant)

Date: November 15, 2010	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chief Executive Officer

	By:	/s/ Richard J. Mitchell, III
Richard J. Mitchell III
Chief Accounting Officer and Principle Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Jeremy Barbera	Chairman of the Board and Chief Executive	November 15, 2010
J. Jeremy Barbera	Officer (Principal Executive Officer)

/s/ James A. Abrahamson	Vice Chairman of the Board of Directors	November 15, 2010
James A. Abrahamson

/s/ John T. Gerlach	Director	November 15, 2010
John T. Gerlach

/s/ Seymour Jones	Director	November 15, 2010
Seymour Jones

/s/ Joseph Peters	Director	November 15, 2010
Joseph Peters

/s/ David Stoller	Director	November 15, 2010
David Stoller