Form 10-Q
period 2010-09-30
MSGI SECURITY SOLUTIONS, INC
filed 2010-11-22
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 0-16730

MSGI SECURITY SOLUTIONS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0085608
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

575 Madison Avenue
New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:         212-605-0245

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

As of November 12, 2009 there were 82,424,371 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT

SEPTEMBER 30, 2010

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and June 30, 2010, as derived from audited financial statements	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statements of Stockholders Equity (Deficit) for the three months ended September 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	15-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2010	June 30, 2010
	(Unaudited)	*
ASSETS

Current assets:
Cash	$51,069	$160,656
Other current assets, principally deferred financing costs	178,566	244,400

Total current assets	229,635	405,056

Investments in Current Technology Corporation	300,000	300,000
Property and equipment, net	17,773	19,419
Other assets, principally long term deposits	20,305	17,755

Total assets	$567,713	$742,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$1,209,168	$1,206,719
Derivative liability for excess shares	740,579	3,170,374
Liability for RFMon settlement	1,430,333	1,430,333
Accrued expenses and other current liabilities	7,666,251	6,664,938
Advances from strategic partner	238,950	246,950
Advances from corporate officer	1,027,808	840,518
Other advances	60,000	60,000
Convertible term notes payable	3,120,004	3,120,004
10% Callable convertible promissory notes payable	250,000	250,000
6% Callable convertible notes payable	2,000,000	2,000,000
8% callable convertible notes payable	8,000,000	8,000,000
10% Callable convertible notes payable, net of discounts
of $929,983 and $946,464, respectively	20,107	3,536

Total current liabilities	25,763,200	26,993,372

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $.01 par value; 100,000,000 shares authorized; 82,442,033 and 73,692,033 shares issued; 82,424,371 and 73,674,371 shares outstanding as of September 30, 2010 and June 30, 2010, respectively	824,419	736,919
Additional paid-in capital	271,796,748	271,743,167
Accumulated deficit	(296,422,944)	(297,337,518)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity (deficit)	(25,195,487)	(26,251,142)
Total liabilities and stockholders’ equity (deficit)	$567,713	$742,230

* Derived from audited financial statement

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	2010	2009
Total revenue	$-	$-

Cost of goods sold	-	-

Gross Profit	-	-

Operating costs and expenses:
Salaries, benefits and payroll taxes	209,216	179,468
Research and Development	64,996	415,004
Selling, general and administrative	629,322	581,991
Depreciation and amortization	3,254	3,220

Total operating costs and expenses	906,788	1,179,683
Loss from operations	(906,788)	(1,179,683)
Other income (expense):
Interest expense	(872,352)	(1,893,253)
Non-cash loss on debt guarantee	-	(170,000)
Gain on change in derivative liability	2,698,714	-

Total other income (expense)	1,826,362	(2,063,253)

Net loss before provision for income taxes	919,574	(3,242,936)

Provision for income taxes	5,000	6,000

Net loss	$914,574	$(3,248,936)

Basic and diluted loss per share:	0.01	(0.10)

Weighted average common shares outstanding
- basic	78,321,110	31,229,829

Weighted average common shares outstanding
- diluted	78,821,110	31,229,829

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited)

	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2010	73,692,033	$736,919	$271,743,167	$(297,337,518)	(17,662)	$(1,393,710)	$(26,251,142)

Issuance of shares under terms of various consulting and services agreements	8,750,000	87,500	322,500				410,000
Derivative value of shares of common stock committed in excess of authorized total available			(268,919)				(268,919)
Net loss for the three months ended September 30, 2010				914,574			914,574

Balance September 30, 2010	82,442.033	$824,419	$271,796,748	$(296,422,944)	(17,662)	$(1,393,710)	$(25,195,487)

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(unaudited)

	2010	2009

Operating activities:
Net income (loss)	$914,574	$(3,248,936)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,254	3,220
Amortization of deferred financing costs	54,992	93,873
Non-cash compensation expense	-	1,372
Non-cash amortization of debt discounts	16,571	1,274,334
Non-cash loss on guarantee of debt	-	170,000
Non-cash value of shares issued for services	410,000	480,050
Gain on change in derivative liability	(2,698,714)	-
Changes in assets and liabilities:
Other current assets	10,842	-
Other assets	7,450	175,000
Accounts payable - trade	2,449	38,596
Accrued expenses and other liabilities	1,001,313	583,223
Net cash used in operating activities	(277,269)	(429,268)
Investing activities:
Purchases of property and equipment	(1,608)	-
Net cash used in investing activities	(1,608)	-
Financing activities:
Proceeds from promissory note	-	240,004
Additional closing costs paid from proceeds	(10,000)	-
Cash advances from strategic partners, officer and others, net of repayments	179,290	188,798

Net cash provided by financing activities	169,290	428,802
Net decrease in cash	(109,587)	(466)
Cash at beginning of period	160,656	689
Cash at end of period	$51,069	$223

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA), Innalogic, LLC (Innalogic), Nanobeak Inc. (Nanobeak) and Andromeda Energy Inc. (Andromeda), (in combination MSGI or the “Company”). These condensed consolidated financial statements are unaudited and should be read in conjunction with the historical consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended June 30, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company, except for the derivative liability accounting described in Note 2. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2011.

Liquidity:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current revenues. At September 30, 2010, the Company had approximately $51,000 in cash and no accounts receivable. The Company believes that funds on hand will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. All of our promissory notes and other notes payable are currently either past due or due within the next 12 months. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

As of September 30, 2010, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 188,000,000 shares of commons stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares or reverse split our common stock at our annual meeting. However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.

Summary of significant recent financing transactions:

During the three-month period ended September 30, 2010, the Company received net proceeds of approximately $189,000 from a certain corporate officer, which has no stated interest rate or maturity date.

Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share,” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Diluted earnings per share for the three months ended September 30, 2010 and 2009 excluded 100,360,496 and 71,231,555 potentially issuable shares from the calculation of earnings per share, respectively, from the conversion of outstanding convertible debt and accrued interest, options and warrants since they would be anti-dilutive to the periods presented.

Subsequent events:

In accordance with ASC 855-10, “Subsequent Events”, the Company evaluated all events or transactions that occurred after September 30, 2010 up through November 22, 2010. During this period no material subsequent events came to our attention.

2. DERIVATIVE LIABILITY FOR EXCESS SHARES

Beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that, if converted into common stock shares, would exceed the amount of the Company’s authorized common shares. From July 2009 through September 30, 2010 the Company continued to issue new shares of its common stock and new instruments convertible or exercisable into shares of its common stock. At each period of time that one of these instruments was issued, the amount of common shares, which potentially exceeded the Company’s issuable shares above its authorized common shares increased. As of September 30, 2010, the Company had approximately 88,100,000 shares of common stock issuable upon exercise or conversion in excess of its authorized capital.

At various points of time when the amount of excess shares increased, and at each subsequent reporting date, the Company used a Black-Scholes model with the following range of assumptions to value the derivative liability that resulted from these shares issuable in excess of its authorized share capital. Liabilities recorded each time the amount of excess shares increased were recorded with a corresponding entry to additional paid in capital. Any change to the amount of liability after it was initially recorded impacted the statements of operations as income or expense.:

	Low	High
Underlying stock price:	$0.03	$0.18
Exercise/conversion price:	$0.07	$0.51
Term until expiration:	.75 year	1 year
Dividend yield:	0.00%	0.00%
Risk free rate:	0.25%	0.49%
Volatility:	205%	298%

The cumulative total of the liability and corresponding reduction in additional paid-in capital recorded at each inception was $5,851,799, which included $268,919 and $0 recorded in the three months ended September 30, 2010 and 2009, respectively.

The Company used a Black-Scholes model with the following range of assumptions to value the derivative liability at September 30, 2010:

	Low	High
Underlying stock price:	$0.03	$0.03
Exercise/conversion price:	$0.07	$0.25
Term until expiration:	.75 year	1 year
Dividend yield:	0.00%	0.00%
Risk free rate:	0.27%	0.27%
Volatility:	211%	212%

At September 30, 2010, the resulting liability from the approximately 88,100,000 excess shares was $740,579. The change in the liability from June 30, 2010 to September 30, 2010 of $2,698,714 was recorded in the line item “gain on change in derivative liability” in the statement of operations.

As a result of recording the derivative liability for the shares issuable which exceeded the authorized number of common stock shares, the Company did not record additional derivative liabilities for certain reset provisions in the March 2010 and June 2010 convertible note agreements and detachable warrants issued in connection with those note agreements.

3. DEBT OBLIGATIONS

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at September 30, 2010, net of discount	Carrying Amount at September 30, 2009, net of discount
6% Notes	Dec. 13, 2009*	1,000,000	15%	$1,000,000	$214,858
6% April Notes	April 4, 2010*	1,000,000	15%	1,000,000	44,674
8% Debentures	May 21, 2010*	4,000,000	18%	4,000,000	85,190
8% Notes	May 21, 2010*	4,000,000	18%	4,000,000	4,000,000
10% March Notes	March 31, 2011	650,000	10%	18,438	—
10% June Notes	June 30, 2011	300,000	10%	1,670	—
Term notes short-term	December 31, 2009*	420,000	18%	420,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	250,000
Term notes – short terms	August 21, 2009	240,004	30% for loan term + 3% per month	240,004	240,004
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	206,950
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	32,000	70,000
Short term borrowings from officer of the Company	N/A	1,027,808	N/A	1,027,808	355,860
Short term borrowings from others	N/A	60,000	N/A	60,000	60,000
		$15,677,812		$14,716,870	$8,387,536

*These notes are due on demand.

The following section provides further information about certain of the debt listed in the table above.

10% CALLABLE CONVERTIBLE NOTES PAYABLE

The 10% Callable Convertible Notes Payable consist of the following as of September 30, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at September 30, 2010, net of discount	Carrying Amount at September 30, 2009, net of discount
10% Notes	March 23, 2011	$650,000	$631,562	$18,438	$-
10% Notes	June 30, 2011	300,000	298,330	1,670	-
Total		$950,000	$929,892	$20,108	$-

March 10 % Notes

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2010 and 2009 in connection with these notes was approximately $16,000 and $0, respectively.

June 10% Notes

The June Notes and warrants contain reset provisions, such that should the Company issue any common share or instrument convertible into any common share at a price lower than the conversion or exercise then in effect than the exercise price and conversion price reset to that lower price.

Total interest expense, including debt discount amortization, for the twelve months ended September 30, 2010 and 2009 in connection with these notes was approximately $7,500 and $0, respectively.

8% CALLABLE CONVERTIBLE NOTES PAYABLE

8% Debentures

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

The holders agreed to waive certain provisions in the debentures and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the debentures and warrants, respectively, to reset based on future equity issuances. The waivers covered the entire three month period ended September 30, 2010.

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2010 and 2009 in connection with this note was approximately $226,000 and $210,000, respectively.

8% Notes

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances. The waivers covered the entire three month period ended September 30, 2010.

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2010 and 2009 in connection with this note was approximately $259,000 and $84,000, respectively.

6% CALLABLE CONVERTIBLE NOTES PAYABLE

6% December Notes

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2010 and 2009 in connection with this note was approximately $38,000 and $199,000, respectively.

6% April Notes

It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances. The waivers covered the entire three month period ended September 30, 2010.

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

Total interest expense, including debt discount amortization, for the three months ended September 30, 2010 and 2009 in connection with this note was approximately $38,000 and $61,000, respectively.

OTHER NOTES PAYABLE AND ADVANCES

Convertible Term Notes payable

During March 2010, the holders certain of these convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share. Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of September 30, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

10% Convertible Term Notes payable

Due to the default event, commencing on June 17, 2009, the interest rate is now at the default rate of 18%. While the notes are technically in default at September 30, 2010, the lender has made no claim of default.

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

25% Convertible Term Notes payable

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matured on August 30, 2009. As of September 30, 2010, and through the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, the lender has not made any claim of default.

Advances

During the three months ended September 30, 2010, the Company received net funding in the amount of approximately $187,000 from a certain corporate officer. During the three months ended September 30, 2009, the Company received net funding in the amount of approximately $189,000 from this same corporate officer. As of September 30, 2010, the total net amount received from the officer is approximately $1,028,000. There is no interest expense associated with this advanced funding and this is to be repaid upon the closing of any adequately successful funding event or upon the collection of the Apro Media related accounts receivable, which has not yet occurred. It is also noted by the Company that this certain corporate officer is owed approximately $824,000 in gross wages (including current period wages totaling approximately $127,000) as of the three months ended September 30, 2010.

The advances have no stated maturity dates and are considered payable on demand. The Company has not recorded interest on the above advances since it would not be material.

4. STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

Common Stock Transactions:
During the three months ended September 30, 2010, the Company issued 8,750,000 shares of common stock. These shares were issued to various parties in order to pay for consulting services and legal fees.

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

There were no stock options granted during the three months ended September 30, 2010 or 2009. As of September 30, 2010, 1,025,000 options are outstanding, all of which are exercisable. The stock based compensation expense related to stock options for the three months ended September 30, 2010 and 2009 was approximately $0 and $1,400, respectively. As of September 30, 2010, there is no intrinsic value for these outstanding options.

Warrants:
As of September 30, 2010, the Company has 16,198,822 warrants outstanding for the purchase shares of common stock at prices ranging from $0.01 to $8.25, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

There were no additional warrants issued during the three months ended September 30, 2010. During three months ended September 30, 2009, the Company issued 46,200 five-year warrants to certain lenders in relationship to the addendum agreements. A fair market value of $4,320 for these warrants was calculated using the Black-Scholes method and was expensed to interest expense in the period ended September 30, 2009.

During the period ended September 30, 2009, 7,760,635 warrants were exchanged for 5,300,000 shares of common stock under the Warrant Exchange Agreement.

5. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of September 30, 2010 and June 30, 2010 consist of the following:

	September 30,	June 30,
	2010	2010
Salaries and benefits	$1,098,741	$947,706
Payroll taxes and penalties	1,570,030	1,543,477
Audit and tax preparation fees	311,755	264,755
Interest	4,475,997	3,686,914
Taxes	66,907	66,907
Board fees	109,000	104,000
Rent	11,000	23,314
Other	22,821	27,865
Total	$7,666,251	$6,664,938

The Company has not filed or paid payroll taxes from September 2006 to date.

6. CERTAIN KEY RELATIONSHIPS

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

7.  COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company recorded research and development expenses of approximately $65,000 and $415,000 during the three months ended September 30, 2010 and 2009, respectively for costs associated with nanotechnology and product development under the Company’s agreements with NASA. An additional amount of approximately $0.9 million of research and development expenses are estimated to be incurred in the future, based on the company’s agreements with NASA.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. Certain ongoing matters relate to vendors seeking to get paid amounts owed by us, which amounts are included in trade accounts payable or are fully accrued as of September 30, 2010. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Tax Returns:

The Company has not filed payroll tax returns since 2006 and has not filed its fiscal 2008 or 2009 income tax returns as of September

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

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month periods ended September 30, 2010 and 2009. This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:

There was no revenue reported for the three months ended September 30, 2010 or 2009.

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

The Company has entered into several business development, investor relations and consulting and advisory agreements with separate service providers. Under the terms of these agreements, the Company has committed to issue shares of common stock in lieu of cash in consideration for the valuable services provided and to be provided by these individual firms. During the three months ended September 30, 2010, the Company issued approximately 8.75 million shares of common stock in lieu of various categories of cash compensation for services rendered and to be rendered by the firms. Such services included, but were not be limited to, investor relations, identification of potential providers of equity or hybrid financing, the identification of strategic or joint-venture and licensing partners, the identification of merger and/or acquisition candidates and the provision of general business and legal advice.

Results of Operations for the Three Months Ended September 30, 2010, Compared to the Three Months Ended September 30, 2009

There were no reported revenues during the three months ended September 30, 2010 (the Current Period), nor in the three months ended September 30, 2009 (the Prior Period).

There were no costs of goods sold in the Current Period or in the Prior Period.

Research and development expenses of approximately $65,000 were realized during the Current Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. There were approximately $415,000 of such costs in the Prior Period.

Salaries and benefits of approximately $209,000 in the Current Period increased by approximately $30,000 from salaries and benefits of approximately $179,000 in the Prior Period. This increase results primarily from costs associated with a new employee working in business development efforts.

Research and development expenses of approximately $65,000 in the Current Period decreased by approximately $350,000 from similar expenses of approximately $415,000 in the Prior Period. The decrease was primarily the result of our not obtaining significant funding during the quarter ended September 30, 2010. In any given quarter going forward, our expenses related to R&D will be dependent upon our obtaining additional financing, which we cannot predict with great accuracy.

Selling, general and administrative expenses of approximately $629,000 in the Current Period increased by approximately $47,000 or 8% from comparable expenses of $582,000 in the Prior Period. This increase is due primarily to increases in travel and entertainment related expenses of approximately $16,000, professional fees for accounting of approximately $44,000, various rent expenses of approximately $11,000 and Directors and Officers insurances costs of approximately $13,000 offset by decreases in consulting fees of approximately $37,000.

Depreciation and amortization expenses of approximately $3,000 were realized in the Current Period and were in line with comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $907,000 in the Current Period decreased by approximately $273,000 from comparable loss from operations of $1,180,000 in the Prior Period.

Interest expense of approximately $872,000 in the Current Period represents a decrease of approximately $1.0 from expenses of approximately $1.9 million in the Prior Period. This decrease is due primarily to a decrease in non-cash interest expenses derived from the amortization of certain debt discounts.

The non-cash loss on debt guarantee realized during the Prior Period was the result of the issuance of shares of the Company’s common stock to the note holder of a certain bridge loan agreement, which was entered into by Mr. Jeremy Barbera, Chief Executive Officer and Chairman of MSGI, and for which a portion of the proceeds were used to advance funds to the Company. The Company issued 1,000,000 shares of its common stock at a market value of $170,000 on the date of issuance. The Company has no further guarantee obligations under the bridge loan agreement.

During the Current Period, the Company realized a gain on change in certain derivative liabilities of approximately $2.7 million. This gain represents an adjustment to the derivative liability related to the number of common stock shares, which would exceed the authorized number of common stock shares, if convertible debt and equity instruments were exercised and converted into common stock, based on fair value calculated by Black-Scholes as of September 30, 2010. There was no such gain realized in the Prior Period.

As a result of the above, net income before taxes of approximately $920,000 in the Current Period increased by approximately $4.2 million over the comparable net loss of approximately $3.25 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current revenues. At September 30, 2010, the Company had approximately $51,000 in cash and no accounts receivable. The Company believes that funds on hand will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. All of our promissory notes and other notes payable are currently either past due or due within the next 12 months. There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

As of September 30, 2010, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 188,000,000 shares of commons stock, which is in excess of what we currently have authorized. We plan to ask the Company’s shareholders to authorize the issuance of additional shares or reverse split our common stock at our annual meeting. However there is no guarantee that we will be able to obtain the votes needed to obtain the additional authorized shares.

The Company recognized net income of approximately $915,000 in the Current Period. Cash used in operating activities was approximately $277,000. Cash used in operating activities principally resulted from our loss from operations. Cash used in operating activities in the Prior Period was approximately $429,000.

A use of cash for investing activities of approximately $2,000 was realized in the Current Period for purchased of property and equipment. There was no such activity in the Prior Period.

In the Current Period, net cash of approximately $169,000 was provided by financing activities. Net cash provided by financing activities consisted of funds received that were advanced from a certain corporate officer, offset pay a payment of closing costs from proceeds of a previous financing. In the Prior Period there was $429,000 provided by financing activities.

Debt
The Company does not have any credit facilities as of September 30, 2010. Debt obligations as of September 30, 2010 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at September 30, 2010, net of discount	Carrying Amount at September 30, 2009, net of discount
6% Notes	Dec. 13, 2009*	1,000,000	15%	$1,000,000	$ 214,858
6% April Notes	April 4, 2010*	1,000,000	15%	1,000,000	44,674
8% Debentures	May 21, 2010*	4,000,000	18%	4,000,000	85,190
8% Notes	May 21, 2010*	4,000,000	18%	4,000,000	4,000,000
10% March Notes	March 31, 2011	650,000	10%	18,438	—
10% June Notes	June 30, 2011	300,000	10%	1,670	—
Term notes short-term	December 31, 2009*	420,000	18%	420,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	250,000
Term notes – short terms	August 21, 2009	240,004	30% for loan term + 3% per month	240,004	240,004
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	206,950
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	32,000	70,000
Short term borrowings from officer of the Company	N/A	1,027,808	N/A	1,027,808	355,860
Short term borrowings from others	N/A	60,000	N/A	60,000	60,000
		$15,677,812		$14,716,870	$8,387,536

*These notes are due on demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Our Company's Chairman and Chief Executive Officer and Chief Accounting Officer have carried out an evaluation of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Office and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures as of September 30, 2010 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure..

It is noted by the Company that on November 15, 2010, certain of these material weaknesses were communicated to the Company by our independent registered public accounting firm. See the Form 10-K file for the year ended June 30, 2010 for the disclosure of these material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

During the last quarter of the fiscal year ended June 30, 2010, GCA Law Partners filed a motion to be dismissed as counsel for the Company and formally withdrew from the proceedings. This action was not due to any foreseen difficulties with the Company’s case against the defendants, but rather was the result of the Company’s currently inability to remit cash compensation to the firm on a timely basis. The Company has engaged the assistance of alternative legal counsel and the case is proceeding.

Item 6. Exhibits

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: November 22, 2010	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)