Form 10-Q/A
period 2009-12-31
MSGI TECHNOLOGY SOLUTIONS, INC
filed 2011-02-22
CIK 14280

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
Amendment 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                            to

Commission file number 0-16730

MSGI TECHNOLOGY SOLUTIONS, INC.
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

Explanatory Note

We are filing this Amended Interim Report on Form 10-Q/A (the “Amended Filing” or “Form 10-Q/A”) to our Interim Report on Form 10-Q for the period ended December 31, 2009 (the “Original Filing”) to amend and restate our unaudited financial statements and related disclosures for the three and six months ended December 31, 2009 as discussed in Note 2 to the accompanying restated unaudited financial statements.

Except for the items noted below, no other information included in the Original Filings is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the Original Filing date other than those associated with the restatement of the Company’s financial statements. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

Background of the Restatement:

During the audit of the annual financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2010, our independent accounts brought to the attention of management that, beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that, if converted into common stock shares, would exceed the amount of the Company’s authorized common shares. From July 2009 through December 31, 2009, and beyond, the Company continued to issue new shares of its common stock and new instruments convertible or exercisable into shares of its common stock.  At each period of time that one of these instruments was issued, the amount of common shares, which potentially exceeded the Company’s issuable shares above its authorized common shares increased.  When the Company’s issuable shares exceeds its authorized common share then derivative liability accounting is required.

In accordance with the guidance on accounting for derivatives, the Company properly valued and recorded a derivative liability that resulted from a number of its shares being issuable in excess of its authorized share capital at June 30, 2010.

After the audit was completed and the Form 10K was filed, management analyzed the impact of the guidance on accounting for embedded derivatives associated with the excess shares for each of the interim periods, previously reported, ended September 30, 2009, December 31, 2009 and March 31, 2010. On or about November 19, 2010, management determined that the derivative issue had an immaterial effect on the interim period ended September 30, 2009, but that the effect on the interim periods ended December 31, 2009 and March 31, 2010 was material. Management discussed their conclusions with the audit committee on December 7, 2010. The audit committee concurred with management’s conclusions. Management and the Company’s audit committee of the board of directors have also discussed this matter with the Company’s new independent registered public accounting firm.

As a result, management and the audit committee determined that the Company should restate its financial statements for the three and six months period ended December 31, 2009. Accordingly, this filing restates the Company’s previously issued financial statements for the three and six month periods ended December 31, 2009.

In accordance with the guidance on accounting for derivatives, the Company has valued and recorded a derivative liability that resulted from these shares issuable in excess of its authorized share capital at December 31, 2009.

Restatement of Other Financial Statements:

In addition to the filing of this Form 10-Q/A, we will be filing an amendment to our Interim Report on Form 10-Q for the quarterly period ended March 31, 2010 for the same reason as this filing is being restated.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q/A REPORT

DECEMBER 31, 2009

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	December 31, 2009 (unaudited) and June 30, 2009	5

	Condensed Consolidated Statements of Operations for the
	three and six months ended December 31, 2009 and 2008 (unaudited)	6

	Condensed Consolidated Statement of Stockholders’
	Deficit for the six months ended December 31, 2009 (unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the
	six months ended December 30, 2009 and 2008 (unaudited)	8

	Notes to Condensed Consolidated Financial Statements (unaudited)	9-27

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	28-40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40-41

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 6.	Exhibits	42

SIGNATURES		43

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	June 30, 2009
	(Unaudited)	*
ASSETS

Current assets:
Cash	$1,188	$689

Total current assets	1,188	689

Investments in Current Technology Corporation	1,500,000	1,500,000
Property and equipment, net	25,859	32,299
Deposits on technology licenses	-	175,000
Other assets, principally deferred financing costs, net	159,877	338,223

Total assets	$1,686,924	$2,046,211

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable-trade	$2,701,197	$2,723,392
Derivative liability for excess shares	674,041	-
Accrued expenses and other current liabilities	5,475,760	4,684,192
Advances from strategic partner	276,950	276,950
Advances from corporate officer	753,077	167,062
Other advances	60,000	60,000
Convertible notes payable	3,350,004	3,110,000
6% Callable convertible notes payable, net of discount of $828,390 and $1,942,430, respectively	1,171,610	57,570
8% callable convertible notes payable, net of discount of $3,635,146 and $3,980,109, respectively	4,364,854	4,019,891

Total current liabilities	18,827,493	15,099,057

Commitments and contingencies

Stockholders’ deficit:
Common stock - $.01 par value; 100,000,000 shares authorized; 51,278,700 and 24,932,967 shares issued; 51,261,038 and 24,915,305 shares outstanding as of December 31, 2009 and June 30, 2009, respectively	512,786	249,329
Additional paid-in capital	273,050,759	272,057,383
Accumulated deficit	(289,310,404)	(283,965,848)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ deficit	(17,140,569)	(13,052,846)

Total liabilities and stockholders’ deficit	$1,686,924	$2,046,211

* Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31

	2009	2008	2009	2008

Total revenue	$-	$-	$-	$-
Cost of revenue/products sold, including write-down of $4,066,646 in 2008	-	4,066,646	-	4,066,646
Gross loss	-	(4,066,646)	-	(4,066,646)
Operating costs and expenses:
Salaries, benefits, and payroll taxes	170,269	353,117	349,737	728,564
Research and development	120,000	-	535,004	-
Selling, general and administrative (including non-cash expenses (credit) for shares to be issued to Apro Media of $0 and ($7,248) for the three months for 2009 and 2008 and $0 and ($33,342) for the six months for 2009 and 2008, respectively)	1,167,524	303,714	1,749,515	913,728
Depreciation and amortization	3,220	4,006	6,440	7,933
Total operating costs and expenses	1,461,013	660,837	2,640,696	1,650,225

Loss from Operations	(1,461,013)	(4,727,483)	(2,640,696)	(5,716,871)

Other income (expense):
Non-cash expense for revaluation of put options to fair value	-	-	-	(150,000)
Gain on securities exchange agreement	-	-	-	1,700,000
Gain on change in derivative liability	825,580	-	825,580	-
Miscellaneous income	10,000	-	10,000	-
Non-cash loss on debt guarantee	-	-	(170,000)	-
Interest income	-	-	-	13,124
Interest expense	(1,464,187)	(382,680)	(3,357,440)	(1,353,410)
Total other income (expense)	(628,607)	(382,680)	(2,691,860)	209,714

Net loss before provision for income taxes	(2,089,620)	(5,110,163)	(5,332,556)	(5,507,157)
Provision for income taxes	6,000	6,657	12,000	6,657

Net loss	$(2,095,620)	$(5,116,820)	$(5,344,556)	$(5,513,814)

Basic and diluted loss per share:	$(0.04)	$(0.22)	$(0.13)	$(0.24)

Weighted average common shares outstanding basic and diluted	49,627,384	23,465,060	40,428,606	23,041,723

See Notes to Condensed Consolidated Financial Statements

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
(Unaudited)

	Common Stock				Treasury Stock
			Additional Paid	Accumulated
	Shares	Amount	in Capital	Deficit	Shares	Amount	Totals

Balance June 30, 2009	24,932,967	$249,329	$272,057,383	$(283,965,848)	(17,662)	$(1,393,710)	$(13,052,846)

Exchange of shares of common stock for warrants in Exchange Agreement	7,700,000	77,000	946,000				1,023,000

Non-cash compensation expenses			2,744				2,744

Issuance of shares under terms of various consulting and services agreements	17,053,333	170,533	1,355,517				1,526,050

Issuance of shares for debt guarantee	1,000,000	10,000	160,000				170,000

Issuance of shares under terms of a certain loan agreement	500,000	5,000	15,000				20,000

Issuance of shares of common stock under Addendum to term notes payable	92,400	924	6,783				7,707

Fair value of warrants issued under Addendums to term notes payable			6,953				6,953

Derivative value of shares of common stock in excess of authorized total			(1,499,621)				(1,499,621)

Net loss for the six months ended December 31, 2009				(5,344,556)			(5,344,556)

Balance December 31, 2009	51,278,700	$512,786	$273,050,759	$(289,310,404)	(17,662)	$(1,393,710)	$(17,140,569)

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2009	2008

Operating activities:
Net loss	$(5,344,556)	$(5,513,814)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,440	7,933
Gain on securities exchange agreement	-	(1,700,000)
Amortization of deferred financing costs	178,346	392,793
Non-cash compensation expense	2,744	226,790
Non-cash expense for put option revaluation to fair value	-	150,000
Non-cash interest expense	2,321,663	363,984
Non-cash loss on guarantee of debt	170,000	-
Non-cash expense (credit) for shares to be issued to Apro	-	(33,342)
Non-cash value of shares issued for services	1,526,050	-
Gain on change in derivative liability	(825,580)	-
Reserve on deferred costs of products shipped	-	4,066,646
Changes in assets and liabilities:
Accounts receivable	-	128,000
Other current assets	-	(6,000)
Other assets	175,000	(1,000)
Accounts payable - trade	(22,195)	39,720
Accrued expenses and other liabilities	986,568	742,627

Net cash used in operating activities	(825,520)	(1,135,663)

Investing activities:
Purchases of property and equipment	-	(1,860)

Net cash from (used in) investing activities	-	(1,860)

Financing activities:
Proceeds from promissory note	240,004	-
Cash advances from corporate officer	586,015	187,087
Release of restricted cash to Company	-	1,800,000
Cash paid from restricted stock in Securities Exchange Agreement	-	(1,000,000)
Net cash provided by financing activities	826,019	987,087

Net increase in cash	499	(150,436)

Cash at beginning of period	689	150,624

Cash at end of period	$1,188	$188

Non-cash Transactions:
Deferred financing charges accrued in connection with
Securities Exchange Agreement	$-	$20,000

See Notes to Condensed Consolidated Financial Statements.

MSGI SECURITY SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Security Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA) and Innalogic, LLC (Innalogic), Nanobeak Inc. (Nanobeak) and Andromeda Energy Inc. (Andromeda), (in combination MSGI or the Company).  These condensed consolidated financial statements are unaudited and should be read in conjunction with the Company's Form 10-K for the fiscal year ended June 30, 2009 and the historical consolidated financial statements and related notes included therein. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals (except for the derivative liability as described in Note 7), necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the three and six month periods ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010.

Going concern:
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

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During the audit of the annual financial statements included in our annual report on Form 10-K for the fiscal year ended June 30, 2010, our independent accounts brought to the attention of management that, beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that, if converted into common stock shares, would exceed the amount of the Company’s authorized common shares. From July 2009 through December 31, 2009, and beyond, the Company continued to issue new shares of its common stock and new instruments convertible or exercisable into shares of its common stock. At each period of time that one of these instruments was issued, the amount of common shares, which potentially exceeded the Company’s issuable shares above its authorized common shares increased.  When the Company’s issuable shares exceeds its authorized common share then derivative liability accounting is required.

In accordance with the guidance on accounting for derivatives, the Company properly valued and recorded a derivative liability that resulted from a number of its shares being issuable in excess of its authorized share capital at June 30, 2010.

The Company did not originally record a derivative liability at December 31, 2009 financial statements for the three and six months period ended December 31, 2009 as it should have.

In accordance with the guidance on accounting for derivatives, the Company has valued a derivative liability that resulted from these shares issuable in excess of its authorized share capital at December 31, 2009 and has restated these financial statements to record and correct for the accounting for derivatives. (See footnote 7 for a more detailed discussion of this issue). This correction resulted in adjustments to the following line items of the financial statements as of and for the periods indicated:

	Three months ended			Six months ended
	December 31, 2009			December 31, 2009
	As			As
	Previously		As	Previoulsy		As
	Reported	Adjustments	Restated	Reported	Adjustments	Restated
Statement of Operations:
Gain on change in derivative liability	$-	$825,580	$825,580	$-	$825,580	$825,580
Total other income (expense)	$(1,454,187)	$825,580	$(628,607)	$(3,517,440)	$825,580	$(2,691,860)
Net loss before income taxes	$(2,915,200	$825,580	$(2,089,620)	$(6,158,136)	$825,580	$(5,332,556)
Net loss	$(2,921,200)	$825,580	$(2,095,620)	$(6,170,136)	$825,580	$(5,344,556)
Basic and diluted loss pre share	$(0.06)	$0.02	$(0.04)	$(0.15)	$0.02	$(0.13)

As of December 31, 2009
Balance Sheet:
Derivative liability for excess shares	$-	$674,041	$674,041
Total current liabilities	$18,153,452	$674,040	$18,827,493
Additional paid in capital	$274,550,380	$(1,499,621)	$273,050,759
Accumulated deficit	$(290,135,984)	$(825,580)	$(289,310,404)
Total stockholders’ deficit	$(16,466,528)	$(674,041)	$(17,140,569)

Statement of cash flows:
Net loss	$(6,170,136)	$(825,580)	$(5,344,556)
Gain on change in derivative liability	$-	$(825,580)	$(825,580)

The cumulative effect of the adjustment for derivative liabilities was a $1.5 million increase in additional paid in capital, a $0.8 million decrease in accumulated deficit and a $0.7 million increase in derivative liabilities.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4.  SECURITIES EXCHANGE TRANSACTION

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

5. DEPOSITS ON TECHNOLOGY LICENSES

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

6.  INVESTMENTS

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

7.   DERIVATIVE LIABILITY FOR EXCESS SHARES

Beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that, if converted into common stock shares, would exceed the amount of the Company’s authorized common shares.  From July 2009 through December 31, 2009 the Company continued to issue new shares of its common stock and new instruments convertible or exercisable into shares of its common stock.  At each period of time that one of these instruments was issued, the amount of common shares, which potentially exceeded the Company’s issuable shares above its authorized common shares increased.  As of December 31, 2009, the Company had approximately 22,000,000 shares of common stock issuable upon exercise or conversion in excess of its authorized capital.

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

	Low	High
Underlying stock price:	$0.04	$0.17
Exercise/conversion price:	$0.25	$0.51
Term until expiration:	1 year	1 year
Dividend yield:	0.00%	0.00%
Risk free rate:	0.32%	0.49%
Volatility:	272%	298%

The Company used a Black-Scholes model with the following range of assumptions to value the derivative liability at December 31, 2009:

	Low	High
Underlying stock price:	$0.05	$0.05
Exercise/conversion price:	$0.20	$0.51
Term until expiration:	1year	1 year
Dividend yield:	0.00%	0.00%
Risk free rate:	0.47%	0.47%
Volatility:	272%	272%

At December 31, 2009, the resulting liability from the approximately 22,000,000 excess shares was $674,041.  The change in the liability from July 1, 2009 to December 31, 2009 of $825,580 was recorded in the line item “gain on change in derivative liability” in the statement of operations.

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

10.  OTHER NOTES PAYABLE AND ADVANCES
Other Notes Payable consists of the following as of December 31, 2009:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2009, net of discount	Carrying Amount at June 30, 2009, net of discount
Convertible Term Notes – short term	February 28, 2009	$960,000	$-	$960,000	$960,000
Convertible Term Notes – short term	March 31, 2009	1,500,000	-	1,500,000	1,500,000
Convertible Term Notes – short term	December 31, 2009	400,000	-	400,000	400,000
10% Convertible Term Notes – short term	June 17, 2009	250,000	-	250,000	250,000
25% Convertible Term Notes – short term	August 31, 2009	240,004	-	240,004	-
Total		$3,350,004	$-	$3,350,004	$3,110,000

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

During the six months ended December 31, 2009, the Company issued 7,700,000 shares of common stock to a certain lender with relation to a Warrant Exchange Agreement (see Note 4). The shares were valued at their market rate as of the date of exchange and carried an aggregate fair market value of $1,023,000, which was expensed as additional non-cash interest expense during the period.

During the six months ended December 31, 2009, the Company issued 500,000 shares of common stock to a certain lender in relation to the 25% Convertible term note payable (see Note 10). These shares were valued at market price on the date of execution of the note payable and carried a fair market value of $20,000, which was expensed as additional non-cash interest expense during the period.

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

12.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of December 31, 2009 and June 30, 2009 consist of the following:

	December 31,	June 30,
	2009	2009
Salaries and benefits	$740,251	$397,558
Payroll taxes and penalties	1,487,007	1,489,450
Warrant exchange liability (see Note 4)	90,000	285,000
Audit and tax preparation fees	189,755	214,755
Interest	2,684,229	1,953,706
Taxes	54,907	42,907
Board fees	91,000	80,000
Rent	89,055	97,910
Consulting and legal fees	11,250	10,670
Other	18,306	92,236
Total	$5,455,760	$4,664,192

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

During the Current Period, the Company realized a gain on change in certain derivative liabilities of approximately $826,000. This gain represents an adjustment to the derivative liability related to the number of common stock shares, which would exceed the authorized number of common stock shares, if convertible debt and equity instruments were exercised and converted into common stock, based on fair value calculated by Black-Scholes as of December 31, 2009. There was no such gain realized in the Prior Period.

As a result of the above, net loss of approximately $2.1 million in the Current Period decreased by approximately $3.0 million from comparable net loss of approximately $5.1 million in the Prior Period.

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

During the Current Period, the Company realized a gain on change in certain derivative liabilities of approximately $826,000. This gain represents an adjustment to the derivative liability related to the number of common stock shares, which would exceed the authorized number of common stock shares, if convertible debt and equity instruments were exercised and converted into common stock, based on fair value calculated by Black-Scholes as of December 31, 2009. There was no such gain realized in the Prior Period.

As a result of the above, net loss of approximately $5.3 million in the Current Period increased by approximately $0.2 million from comparable net loss of approximately $5.5 million in the Prior Period.

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

The Company recognized a net loss of approximately $5.3 million for the six month period ended December 31, 2009. Cash used in operating activities was approximately $826,000.  Cash used in operating activities principally resulted from our operating loss, offset by increases in accrued liabilities, the fair value of shares issued for services, and non-cash interest expenses. Cash used in operating activities in the Prior Period was approximately $1.1 million.

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

6% April Notes
On April 5, 2007, pursuant to a Securities Purchase Agreement between the Company and several institutional investors, MSGI issued $1.0 million aggregate principal amount of Callable Secured Convertible Notes (the 6% April Notes) and stock purchase warrants exercisable for 1,500,000 shares of common stock in a private placement for an aggregate offering price of $1.0 million. The 6% April Notes have a single balloon payment of $1.0 million due on the maturity date of April 4, 2010 and will accrue interest at a rate of 6% per annum. The Investors can convert the principal amount of the 6% April Notes into common stock of the Company, provided certain conditions are met, and each conversion is subject to certain volume limitations. The warrants have an exercise price of $1.00 and are exercisable for a term of 7 years. These warrants can be exchanged by the holder for shares of common stock of the company per the Warrant Exchange Agreement dated March 16, 2009 (see Note 4). The shares will be issued to the holders of the exchanged warrants over time.

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

10% Convertible Term Notes payable

On March 16, 2009, the Company entered into three convertible promissory notes with Enable which provided the Company with gross proceeds of $250,000. The notes bear interest at a rate of 10% annually and are convertible into shares of common stock of the Company at a conversion rate of $0.25 per share. Total interest expense was approximately $7,000 for the year ended June 30, 2009.  The notes had a maturity date of June 17, 2009.  As an inducement to Enable to enter into the Convertible Term Notes, the Company entered into a Warrant Exchange Agreement with Enable (see Note 4). The remaining terms of the 10% notes carry the same provisions as the 8% Debentures in Note 5. While the notes are technically in default at September 30, 2009, the lender has made no claim of default and the Company is currently in negotiations with the lender for an extension to the terms of the notes. There can be no assurance that the Company will be successful in securing the extensions.

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

MSGI SECURITY SOLUTIONS, INC.
(Registrant)

Date: February 22, 2011	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)