Form 10-Q
period 2010-12-31
MSGI TECHNOLOGY SOLUTIONS, INC
filed 2011-02-22
CIK 14280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
As of February 11, 2011 there were 96,790,285 shares of the Issuer’s Common Stock, par value $.01 per share outstanding.

MSGI TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS
FORM 10-Q REPORT

DECEMBER 31, 2010

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

MSGI TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2010	June 30, 2010
	(Unaudited)	*
ASSETS

Current assets:
Cash	$31,089	$160,656
Other current assets, principally deferred financing costs	100,521	244,400

Total current assets	131,610	405,056
Investments in Current Technology Corporation	-	300,000
Property and equipment, net	14,634	19,419
Other assets, principally long term deposits	20,305	17,755

Total assets	$166,549	$742,230

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable-trade	$1,150,235	$1,206,719
Derivative liability for excess shares	2,899,332	3,170,374
Liability for RFMon settlement	1,430,333	1,430,333
Accrued expenses and other current liabilities	8,748,464	6,664,938
Advances from strategic partner	238,950	246,950
Advances from corporate officer	1,211,226	840,518
Accrued liabilities – related party	118,000	-
Other advances	60,000	60,000
Convertible term notes payable	3,120,004	3,120,004
10% Callable convertible promissory notes payable	250,000	250,000
6% Callable convertible notes payable	2,000,000	2,000,000
8% callable convertible notes payable	8,000,000	8,000,000
10% Callable convertible notes payable, net of discounts of $706,162 and $946,464, respectively	93,838	3,536

Total current liabilities	29,320,382	26,993,372

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock - $.01 par value; 100,000,000 shares authorized; 90,621,313 and 73,692,033 shares issued; 90,603,653 and 73,674,371 shares outstanding as of December 31, 2010 and June 30, 2010, respectively	906,211	736,919
Additional paid-in capital	269,166,538	271,743,167
Accumulated deficit	(297,832,872)	(297,337,518)
Less: 17,662 shares of common stock in treasury, at cost	(1,393,710)	(1,393,710)
Total stockholders’ equity (deficit)	(29,153,833)	(26,251,142)
Total liabilities and stockholders’ equity (deficit)	$166,549	$742,230

* Derived from audited financial statement

See Notes to Condensed Consolidated Financial Statements.

MSGI TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

	Three Months Ended		Six Months Ended
	December 31		December 31
	2010	2009	2010	2009

Total revenue	$-	$-	$-	$-

Cost of goods sold	-	-	-	-

Gross profit	-	-	-	-

Operating costs and expenses:
Salaries, benefits, and payroll taxes	210,817	170,269	420,032	349,737
Research and development	75,000	120,000	139,996	535,004
Selling, general and administrative	272,130	1,167,524	901,453	1,749,515
Depreciation and amortization	3,139	3,220	6,393	6,440

Total operating costs and expenses	561,086	1,461,013	1,467,874	2,640,696

Loss from Operations	(561,086)	(1,461,013)	(1,467,874)	(2,640,696)

Other income (expense):
Miscellaneous income	-	10,000	-	10,000
Non-cash loss on debt guarantee	-	-	-	(170,000)
Gain on change in derivative liability	742,852	825,580	3,441,566	825,580
Loss on investments	(300,000)	-	(300,000)	-
Loss on debt exchanges	(138,187)	-	(138,187)	-
Interest expense	(1,148,507)	(1,464,187)	(2,020,859)	(3,357,440)
Total other income (expense)	(843,842)	(628,607)	982,520	(2,691,860)

Net loss before provision for income taxes	(1,404,928)	(2,089,620)	(485,354)	(5,332,556)
Provision for income taxes	5,000	6,000	10,000	12,000

Net loss	$(1,409,928)	$(2,095,620)	$(495,354)	$(5,344,556)

Basic and diluted loss per share:	$(0.02)	$(0.04)	$(0.01)	$(0.13)

Weighted average common shares outstanding
basic and diluted	84,102,874	49,627,384	81,570,688	40,428,606
See Notes to Condensed Consolidated Financial Statements

MSGI TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010
(Unaudited)

	Common Stock		Paid-in	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Totals

June 30, 2010	73,692,033	$736,919	$271,743,167	$(297,337,518)	(17,662)	$(1,393,710)	$(26,251,142)

Issuance of shares under terms of various consulting and services agreements	8,750,000	87,500	322,500				410,000
Derivative value of shares of common stock committed in excess of authorized total available			(268,919)				(268,919)
Net loss for the three months ended September 30, 2010				914,574			914,574

September 30, 2010	82,442.033	$824,419	$271,796,748	$(296,422,944)	(17,662)	$(1,393,710)	$(25,195,487)

Issuance of shares for conversion of debt acquired by Aware Capital	5,179,282	51,792	151,395				203,187
Issuance of shares for conversion of portion of March 2010 convertible notes	3,000,000	30,000	120,000				150,000
Derivative value of shares of common stock committed in excess of authorized total available			(2,901,605)				(2,901,605)
Net loss for the three months ended December 31, 2010				(1,409,928)			(1,409,928)

December 31, 2010	90,621,315	$906,211	$269,166,538	$(297,832,872)	(17,662)	$(1,393,710)	$(29,153,833)

See Notes to Condensed Consolidated Financial Statements.

MSGI TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(unaudited)

	2010	2009

Operating activities:
Net income (loss)	$(495,354)	$(5,344,556)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,393	6,440
Loss on impairment of investment	300,000	-
Amortization of deferred financing costs	119,985	178,346
Non-cash compensation expense	-	2,744
Non-cash amortization of debt discounts	240,302	2,321,663
Non-cash loss on exchange of debt for shares of common stock	138,187
Non-cash loss on guarantee of debt	-	170,000
Non-cash value of shares issued for services	410,000	1,526,050
Gain on change in derivative liability	(3,441,566)	(825,580)
Changes in assets and liabilities:
Other current assets	27,697	-
Other assets	(6,353)	175,000
Accounts payable - trade	8,516	(22,195)
Accrued liabilities – related party	118,000	-
Accrued expenses and other liabilities	2,083,526	986,568
Net cash used in operating activities	(490,667)	(825,520)
Investing activities:
Purchases of property and equipment	(1,608)	-
Net cash used in investing activities	(1,608)	-
Financing activities:
Proceeds from promissory note	-	240,004
Cash advances from strategic partners, officer and others, net of repayments	362,708	586,015

Net cash provided by financing activities	362,708	826,019
Net decrease in cash	(129,567)	499
Cash at beginning of period	160,656	689
Cash at end of period	$31,089	$1,118

See Notes to Condensed Consolidated Financial Statements.

MSGI TECHNOLOGY SOLUTIONS, INC. AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      BASIS OF PRESENTATION

On January 31, 2011, we changed our name from MSGI Security Solutions, Inc. to MSGI Technology Solutions, Inc. The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of MSGI Technology Solutions, Inc. and its Subsidiaries, Future Developments America, Inc (FDA), Innalogic, LLC (Innalogic), Nanobeak Inc. (Nanobeak) and Andromeda Energy Inc. (Andromeda), (in combination MSGI or the “Company”).  These condensed consolidated financial statements are unaudited and should be read in conjunction with the historical consolidated financial statements and related notes included in the Company's Form 10-K for the fiscal year ended June 30, 2010. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, except for the derivative liability accounting described in Note 2, necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company. Certain information and footnote disclosure normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Operating results for the six-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for any subsequent period or the fiscal year ending June 30, 2011.

Going Conern:

Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current revenues. At December 31, 2010, the Company had approximately $31,000 in cash and no accounts receivable. The Company believes that funds on hand will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. All of our promissory notes and other notes payable are currently either past due or due within the next 12 months.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

As of December 31, 2010, we were authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 204,000,000 shares of commons stock, which is in excess of what we currently have authorized. On January 31, 2011, the Company held a special meeting of the shareholders where a successful vote passed increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000. A Certificate of Amendment to the Amended Articles of Incorporation of the Company was filed in and accepted by the State of Nevada on February 2, 2011.

Summary of significant recent financing transactions:

During the three and six month periods ended December 31, 2010, the Company received net proceeds of approximately $187,000 and $371,000, respectively, from a certain corporate officer, which has no stated interest rate or maturity date. As of December 31, 2010, the Company has imputed and recorded interest expenses of approximately $118,000 for the amounts of proceeds received from the corporate officer.

Earnings (Loss) Per Share:

In accordance with FASB ASC 260, “Earnings Per Share” basic earnings per share is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the reporting period; however such potentially dilutive common shares are excluded from the calculation of earnings (loss) per share if their effect would be anti-dilutive. Diluted earnings per share for the three and six month periods ended December 31, 2010 and 2009 excluded 113,766,561 and 70,386,985 potentially issuable shares from the calculation of earnings per share, respectively, from the conversion of outstanding convertible debt and accrued interest, options and warrants since they would be anti-dilutive to the periods presented.

2. DERIVATIVE LIABILITY FOR EXCESS SHARES

Beginning in July 2009, the Company had convertible debt, accrued interest, contractually issuable shares, options and warrants that, if converted into common stock shares, would exceed the amount of the Company’s authorized common shares.  From July 2009 through December 31, 2010 the Company continued to issue new shares of its common stock and new instruments convertible or exercisable into shares of its common stock.  At each period of time that one of these instruments was issued, the amount of common shares, which potentially exceeded the Company’s issuable shares above its authorized common shares increased.  As of December 31, 2010, the Company had approximately 155,843,000 shares of common stock issuable upon exercise or conversion in excess of its authorized capital. When issuable shares exceed authorized share limits then generally accepted accounting principles require a derivative liability be recorded.

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

	Low	High
Underlying stock price:	$0.03	$0.18
Exercise/conversion price:	$0.07	$0.51
Term until expiration:	.75 year	2.5 years
Dividend yield:	0.00%	0.00%
Risk free rate:	0.25%	1.10%
Volatility:	205%	298%

The cumulative total of the liability and corresponding reduction in additional paid-in capital recorded at each inception was $6,455,608, which included $603,809 and $478,431 recorded in the three months ended December 31, 2010 and 2009, respectively.

The Company used a Black-Scholes model with the following range of assumptions to value the derivative liability at December 31, 2010:

	Low	High
Underlying stock price:	$0.03	$0.03
Exercise/conversion price:	$0.07	$0.25
Term until expiration:	.75 year	2.5 years
Dividend yield:	0.00%	0.00%
Risk free rate:	0.27%	1.02%
Volatility:	215%	248%

At December 31, 2010, the resulting liability from the approximately 104,370,000 excess shares was $1,227,591.  The change in the liability from June 30, 2010 to December 31, 2010 of $2,815,511 was recorded in the line item “gain on change in derivative liability” in the statement of operations.

As a result of recording the derivative liability for the shares issuable which exceeded the authorized number of common stock shares, the Company did not record additional derivative liabilities for certain reset provisions in the March 2010 and June 2010 convertible note agreements and detachable warrants issued in connection with those note agreements.

3. DEBT OBLIGATIONS

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at December 31, 2010, net of discount	Carrying Amount at December 31, 2009, net of discount
6% Notes	Dec. 13, 2009*	1,000,000	15%	$1,000,000	$1,000,000
6% April Notes	April 4, 2010*	1,000,000	15%	1,000,000	171,610
8% Debentures	May 21, 2010*	4,000,000	18%	4,000,000	364,854
8% Notes	May 21, 2010*	4,000,000	18%	4,000,000	4,000,000
10% March Notes	September 23, 2011	500,000	10%	85,066	—
10% June Notes	December 30, 2011	300,000	10%	8,772	—
Term notes short-term	December 31, 2009*	420,000	18%	420,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	250,000
Term notes – short terms	August 21, 2009	240,004	30% for loan term + 3% per month	240,004	240,004
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	206,950
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	32,000	70,000
Short term borrowings from officer of the Company	N/A	1,211,226	N/A	1,211,226	753,077
Short term borrowings from others	N/A	60,000	N/A	60,000	60,000

		$15,711,230		$14,974,018	$9,976,495

*These notes are due on demand.

The following section provides further information about certain of the debt listed in the table above.

During the quarter the Company entered into transactions that affected the conversion price of certain of its convertible debt instruments and associated warrants to $.0125. The Company is in the process of obtaining waivers and expects to receive them in the first quarter of 2011.

10% CALLABLE CONVERTIBLE NOTES PAYABLE

The 10% Callable Convertible Notes Payable consist of the following as of December 31, 2010:

Instrument	Maturity	Face Amount	Discount	Carrying Amount at December 31, 2010, net of discount	Carrying Amount at December 31, 2009, net of discount
10% Notes	September 23, 2011	$500,000	$414,934	$85,066	$-
10% Notes	December 30, 2011	300,000	291,228	8,772	-
Total		$800,000	$706,162	$93,838	$-

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

On November 16, 2010, the Company executed certain Modification Agreements with the lenders holding the March Notes. These Modifications Agreements extended the maturity date of the original March Notes from March 23, 2011 to September 23, 2011. The Modifications Agreements also reduced the conversion price of the March Notes from $0.10 to $0.05. In addition, the exercise price of certain previously issued warrants to purchase common stock was reduced from $0.15 to $0.02 and additional warrants to purchase 1,472,500 shares of common stock were issued to the lenders with an exercise price of $0.02.

During December 2010, three of the four lenders holding various March Notes converted $150,000 in principal value into 3,000,000 shares of common stock of the Company. These transactions reduced the outstanding principal balance of the March notes to $500,000.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with these notes was approximately $230,000 and $0, respectively.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2010 and 2009 in connection with these notes was approximately $246,000 and $0, respectively.

June 10% Notes

The June Notes and warrants contain reset provisions, such that should the Company issue any common share or instrument convertible into any common share at a price lower than the conversion or exercise then in effect than the exercise price and conversion price reset to that lower price.

On November 16, 2010, the Company executed certain Modification Agreements with the lenders holding the June Notes. These Modifications Agreements extended the maturity date of the original June Notes from June 30, 2011 to December 30, 2011. The Modifications Agreements also reduced the conversion price of the June Notes from $0.07 to $0.05. In addition, the exercise price of certain previously issued warrants to purchase common stock was reduced from $0.10 to $0.02.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with these notes was approximately $15,000 and $0, respectively.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2010 and 2009 in connection with these notes was approximately $22,500 and $0, respectively.

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

The holders agreed to waive certain provisions in the debentures and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the debentures and warrants, respectively, to reset based on future equity issuances.  The waivers covered the notes through March 31, 2011.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 8% Debentures principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies. The Company expects the transaction to close in the upcoming quarter.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with this note was approximately $205,000 and $424,000, respectively.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2010 and 2009 in connection with this note was approximately $431,000 and $634,000, respectively.

8% Notes

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the notes through March 31,, 2011.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 8% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies. The Company expects the transaction to close in the upcoming quarter.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with this note was approximately $228,000 and $84,000, respectively.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with this note was approximately $487,000 and $168,000, respectively.

6% CALLABLE CONVERTIBLE NOTES PAYABLE

6% December Notes

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through March 31, 2011.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 6% Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies. The Company expects the transaction to close in the upcoming quarter.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with this note was approximately $38,000 and $811,000, respectively.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2010 and 2009 in connection with this note was approximately $76,000 and $1,010,000, respectively.

6% April Notes

It is expected that the shares will be issued to the holders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire three-month period ended March 31, 2011.

On October 18, 2010, the Company announced that it had entered into a strategic Partnership with Attonbitus Development Inc. As part of this relationship, Attonbitus agreed to purchase all of the 6% April Notes principal and accrued interest with the intent to convert the value of the debt into a series of investments in various MSGI operating subsidiaries, primarily those subsidiaries related to the NASA technologies. The Company expects the transaction to close in the upcoming quarter.

Total interest expense, including debt discount amortization, for the three months ended December 31, 2010 and 2009 in connection with this note was approximately $38,000 and $151,000, respectively.

Total interest expense, including debt discount amortization, for the six months ended December 31, 2010 and 2009 in connection with this note was approximately $76,000 and $212,000, respectively.

OTHER NOTES PAYABLE AND ADVANCES

Convertible Term Notes payable

During March 2010, the holders certain of these convertible promissory notes provided the Company with letters of agreement that the various notes shall be extinguished and that the principal balances of these notes of approximately $1.9 million, plus any and all accrued interest thereon, would be converted into shares of common stock of the Company at an exchange rate of $0.20 per share.  Further, it was agreed that these shares will be locked up and will not be eligible for trading until at least December 31, 2010. As of December 31, 2010, the exchange shares have not been issued to the lenders by the Company and the notes will remain reported as debt until such time as said shares are issued. It is expected that the shares will be issued to the lenders sometime during the third quarter of fiscal year 2011 ending on March 31, 2011, pending approval for an increase to the number of authorized shares of common stock by a vote of the shareholders of the Company.

10% Convertible Term Notes payable

Due to the default event, commencing on June 17, 2009, the interest rate is now at the default rate of 18%.  While the notes are technically in default at September 30, 2010, the lender has made no claim of default.

The note holders agreed to waive certain provisions in the notes and warrants, specifically those pertaining to cross default and the ability of the conversion price and exercise price of the notes and warrants, respectively, to reset based on future equity issuances.  The waivers covered the entire year ended June 30, 2010 and the Company obtained a further waiver through March  31, 2011.

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

25% Convertible Term Notes payable

In July 2009, the Company executed a NASA Funding Promissory Note in the amount of $240,004 with a lender who also holds a promissory note from December 2007. The new promissory note was executed in order to enable the Company to meet its obligations under a certain Space Act Agreement, which had been entered into with The National Aeronautics and Space Administration. The note bears interest at 25% and matured on August 30, 2009. As of December 31, 2010, and through the date of this filing, the principal balance and accrued interest has not yet been paid to the lender. Although the note is technically in default as of the date of this filing, the lender has not made any claim of default.

Advances

During the six months ended December 31, 2010, the Company received net funding in the amount of approximately $371,000 from a certain corporate officer. During the six months ended December 31, 2009, the Company received net funding in the amount of approximately $586,000 from this same corporate officer.  As of December 31, 2010, the total net amount received from the officer is approximately $1,211,000. It is also noted by the Company that this certain corporate officer is owed approximately $951,000 in gross wages (including current period wages totaling approximately $127,000) as of December 31, 2010.

The advances have no stated maturity dates and are considered payable on demand. The Company has recorded approximately $118,000 in interest expenses for these advances as of December 31, 2010.

4.  STOCK BASED COMPENSATION, COMMON STOCK AND WARRANTS

Common Stock Transactions:
During the three months ended September 30, 2010, the Company issued 8,750,000 shares of common stock. These shares were issued to various parties in order to pay for consulting services and legal fees. No stock was granted in the three months ended December 31, 2010 for consulting services.

During the three months ended December 31, 2010, the Company issued 8,179,282 shares of common stock. Of this amount, 3,000,000 shares were issued in connection with the conversion of $150,000 in principal of the March 2010 10% convertible notes and the remaining 5,179,282 shares were issued in satisfaction of certain accounts payable. The Company recorded a loss on settlement of $138,187 for the period for the difference between the face amount of the accounts payable settled and the fair value of the stock on the settlement date.

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

There were no stock options granted during the three months ended December 31, 2010 or 2009.  As of December 31, 2010, 1,025,000 options are outstanding, all of which are exercisable.  The stock based compensation expense related to stock options for the three months ended December 31, 2010 and 2009 was approximately $0 and $1,300, respectively. As of December 31, 2010, there is no intrinsic value for these outstanding options.

Warrants:
As of December 31, 2010, the Company has 17,671,322 warrants outstanding for the purchase shares of common stock at prices ranging from $0.01 to $2.5, all of which are currently exercisable. The major transactions involving the warrants for the current period are below:

During the three months ended December 31, 2010 the Company issued 1,472,500 five-year warrants to certain lenders as part of a debt modification agreement.

5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses as of December 31, 2010 and June 30, 2010 consist of the following:

	December 31,	June 30,
	2010	2010
Salaries and benefits	$1,264,882	$947,706
Payroll taxes and penalties	1,572,058	1,543,477
Audit and tax preparation fees	356,255	264,755
Interest	5,215,950	3,686,914
Taxes	71,907	66,907
Board fees	219,500	104,000
Rent	25,090	23,314
Other	22,822	27,865
Total	$8,748,464	$6,664,938

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

7.  COMMITMENTS AND CONTINGENCIES

Operating Leases:

The Company recorded research and development expenses of approximately $75,000 and $120,000 during the three months ended December 31, 2010 and 2009, respectively for costs associated with nanotechnology and product development under the Company’s agreements with NASA. The Company recorded research and development expenses of approximately $140,000 and $535,000 during the six months ended December 31, 2010 and 2009, respectively for these costs. An additional amount of approximately $0.8 million of research and development expenses are estimated to be incurred in the future, based on the company’s agreements with NASA.

Contingencies and Litigation:

Certain legal actions in the normal course of business are pending to which the Company is a party. Certain ongoing matters relate to vendors seeking to get paid amounts owed by us, which amounts are included in trade accounts payable or are fully accrued as of December 31, 2010. The Company does not expect that the ultimate resolution of the pending legal matters will have a material effect on the financial condition, results of operations or cash flows of the Company.

Tax Returns:

The Company has not filed payroll tax returns since 2006 and has not filed its fiscal 2008 or 2009 income tax returns.

8.  SUBSEQUENT EVENTS

A Special Meeting of Shareholders was held on January 31, 2011. Two matters were voted upon at the Special Meeting of Shareholders. Votes were solicited via proxies pursuant to Regulation 14 under the Securities Act of 1934.

1. A vote was held in order to change the name of the Company to MSGI Technology Solutions, Inc. The total number of votes cast was 68,350,971 with 68,216,402 voted in favor, 132,038 voted against and 2,531abstained. The conclusion was that this vote passed.

2. A vote was held to amend the Amended and Restated Article of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 300,000,000. The total number of votes cast was 68,350,971 with 64,224,736 voted in favor, 4,033,911 voted against and 92,324 abstained. There were a total of 15,319,451 shares not voted. As the required vote for this proposal was a majority of the outstanding shares of the voting stock, this proposal was approved with 81.69% of outstanding shares having voted and a majority of those having voted being in favor.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Statements

Some of the statements contained in this Report on Form 10-Q discuss our plans and strategies for our business or state other forward-looking statements, as this term is defined in the Private Securities Litigation Reform Act of 1995 including, but not limited to, statements regarding our near-term objectives and long-term strategies, expectations of short-term and long-term liquidity requirements and needs, statements that are not historical facts, and/or statements containing words such as "anticipate(s)," "expect(s)," "intend(s)," "plan(s)," "target(s)," "project(s)," "will," "believe(s)," “may,” “would,” "seek(s)," "estimate(s)" and similar expressions. These statements are based on management's current expectations, beliefs and assumptions and are subject to a number of known and unknown risks, uncertainties and other factors that could lead to actual results materially different from those described in the forward-looking statements. The Company can give no assurance that its expectations will be attained.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: general economic and business conditions; industry capacity; industry trends; demographic changes; competition; the loss of any significant customers; changes in business strategy or development plans; availability and successful integration of acquisition candidates; availability, terms and deployment of capital; advances in technology; retention of clients not under long-term contract; quality of management; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and technology and telecommunication  costs.

Introduction

This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of the Company for the three-month and six-month periods ended December 31, 2010 and 2009.  This should be read in conjunction with the financial statements, and notes thereto, included in this Report on Form 10-Q and the Company’s financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

The following is a brief description of the more significant accounting policies and methods used by the Company.

Revenue Recognition:

There was no revenue reported for the three and six months ended December 31, 2010 or 2009.

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

Results of Operations for the Three Months Ended December 31, 2010, Compared to the Three Months Ended December 31, 2009

There were no reported revenues during the three months ended December 31, 2010 (the Current Period), nor in the three months ended December 31, 2009 (the Prior Period).

There were no costs of goods sold in the Current Period or in the Prior Period.

Salaries and benefits of approximately $211,000 in the Current Period increased by approximately $41,000 from salaries and benefits of approximately $170,000 in the Prior Period. This increase results primarily from costs associated with a new employee working in business development efforts.

Research and development expenses of approximately $75,000 in the Current Period decreased by approximately $45,000 from similar expenses of approximately $120,000 in the Prior Period. These expenses were paid to NASA as reimbursement for research and development costs incurred by NASA under certain Space Act Agreements, which have been executed with the Company. The decrease was primarily the result of our not obtaining significant funding during the quarter ended December 31, 2010.  In any given quarter going forward, our expenses related to R&D will be dependent upon our obtaining additional financing, which we cannot predict.

Selling, general and administrative expenses of approximately $272,000 in the Current Period decreased by approximately $896,000 from comparable expenses of $1,168,000 in the Prior Period.  This decrease is due primarily to decreases in consulting expenses of approximately $984,000 and decreases in legal fees of approximately $43,000 offset by increases in board fees of approximately $103,000, increases in accounting fees of approximately $17,000 and increases in insurance expenses of approximately $13,000..

Depreciation and amortization expenses of approximately $3,000 were realized in the Current Period and were in line with comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $561,000 in the Current Period decreased by approximately $900,000 from comparable loss from operations of $1,461,000 in the Prior Period.

Interest expense of approximately $1.1 million in the Current Period represents a decrease of approximately $0.4 from expenses of approximately $1.5 million in the Prior Period. This decrease is due primarily to a decrease in non-cash interest expenses derived from the amortization of certain debt discounts.

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

During the Current Period, the Company realized a gain on change in certain derivative liabilities of approximately $743,000. This gain represents an adjustment to the derivative liability related to the number of common stock shares, which would exceed the authorized number of common stock shares, if convertible debt and equity instruments were exercised and converted into common stock, based on fair value calculated by Black-Scholes as of December 31, 2010.  There was a corresponding gain of approximately $0.8 million realized in the Prior Period.

During the Current Period, the Company realized a loss on the investment in Current Technology Corp. of approximately $300,000. As of December 31, 2010, the Company owns 15 million shares of the common stock of Current Technology, which represents approximately 10.6% ownership of its outstanding common stock. During the Current Period, the Company determined that the fall in the value based on the trading price of the stock of Current Technology was an other-than-temporary impairment in the value of its investment, such that the Company does not believe that it will be able to recoup an if its investment.

During the Current Period, the Company realized a loss on certain debt exchanges of approximately $138,000. $65,000 in certain accounts payable was exchanged for 5,179,282 shares of common stock carrying a fair market value of approximately $203,000.

As a result of the above, net loss before taxes of approximately $1.4 million in the Current Period decreased by approximately $0.7 million over the comparable net loss before taxes of approximately $2.1 million in the Prior Period.

Results of Operations for the Six Months Ended December 31, 2010, Compared to the Six Months Ended December 31, 2009

There were no reported revenues during the six months ended September 30, 2010 (the Current Period), nor in the six months ended September 30, 2009 (the Prior Period).

There were no costs of goods sold in the Current Period or in the Prior Period.

Salaries and benefits of approximately $420,000 in the Current Period increased by approximately $70,000 from salaries and benefits of approximately $350,000 in the Prior Period. This increase results primarily from costs associated with a new employee working in business development efforts.

Research and development expenses of approximately $140,000 in the Current Period decreased by approximately $395,000 from similar expenses of approximately $535,000 in the Prior Period. The decrease was primarily the result of our not obtaining significant funding during the quarter ended December 31, 2010.  In any given quarter going forward, our expenses related to R&D will be dependent upon our obtaining additional financing, which we cannot predict.

Selling, general and administrative expenses of approximately $901,000 in the Current Period decreased by approximately $849,000 from comparable expenses of $1,750,000 in the Prior Period. This decrease is due primarily to decreases in consulting expenses of approximately $1,021,000 and decreases in legal fees of approximately $37,000 offset by increases in board fees of approximately $105,000 and increases in accounting fees of approximately $62,000, increases in insurance expenses of approximately $25,000 and increases in rent expenses of approximately $17,000.

Depreciation and amortization expenses of approximately $6,000 were realized in the Current Period and were in line with comparable expenses during the Prior Period.

As a result of the above, loss from operations of approximately $1.5 million in the Current Period decreased by approximately $1.1 million from comparable loss from operations of $2.6 million in the Prior Period.

Interest expense of approximately $2.0 million in the Current Period represents a decrease of approximately $1.4 from expenses of approximately $3.4 million in the Prior Period. This decrease is due primarily to a decrease in non-cash interest expenses derived from the amortization of certain debt discounts.

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

During the Current Period, the Company realized a gain on change in certain derivative liabilities of approximately $3.4 million. This gain represents an adjustment to the derivative liability related to the number of common stock shares, which would exceed the authorized number of common stock shares, if convertible debt and equity instruments were exercised and converted into common stock, based on fair value calculated by Black-Scholes as of December 31, 2010.  There was a corresponding gain of approximately $0.8 million realized in the Prior Period.

During the Current Period, the Company realized a loss on the investment in Current Technology Corp. of approximately $300,000. As of December 31, 2010, the Company owns 15 million shares of the common stock of Current Technology, which represents approximately 10.6% ownership of its outstanding common stock. During the Current Period, the Company determined that the fall in the value based on the trading price of the stock of Current Technology was an other-than-temporary impairment in the value of its investment. The Company recorded an impairment of $300,000 to reduce its investment to the current trading price of Current Technology.

During the Current Period, the Company realized a loss on certain debt exchanges of approximately $138,000. $65,000 in certain accounts payable was exchanged for 5,179,282 shares of common stock carrying a fair market value of approximately $203,000.

As a result of the above, net loss before taxes of approximately $0.5 million in the Current Period decreased by approximately $4.8 million over the comparable net loss of approximately $5.3 million in the Prior Period.

Capital Resources and Liquidity

Liquidity:
Historically, the Company has funded its operations, capital expenditures and acquisitions primarily through private placements of equity and debt transactions. The Company currently has limited capital resources, has incurred significant historical losses and negative cash flows from operations and has no current revenues. At December 31, 2010, the Company had approximately $31,000 in cash and no accounts receivable. The Company believes that funds on hand will not be adequate to finance its operations and enable the Company to meet its financial obligations and payments under its convertible notes and promissory notes for the next twelve months. All of our promissory notes and other notes payable are currently either past due or due within the next 12 months.  There are no assurances that any further capital raising transactions will be consummated. Although certain transactions have been successfully closed in the past, failure of our operations to generate sufficient future cash flow and failure to consummate our strategic transactions or raise additional financing could have a material adverse effect on the Company's ability to continue as a going concern and to achieve its business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result should the Company be unable to continue as a going concern. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. If we are unable to obtain additional funds, or if the funds cannot be obtained on terms favorable to us, we will be required to delay, scale back or eliminate our plans to continue to develop and expand our operations or in the extreme situation, cease operations altogether.

As of December 31, 2010, we are authorized to issue 100,000,000 shares of common stock. If the holders of the convertible promissory notes outstanding elect to convert their holdings into common stock, and the holders of the stock options and warrants outstanding elect to exercise their rights to purchase common stock, the Company is obligated to have issued approximately 204,000,000 shares of commons stock, which is in excess of what we currently have authorized. On January 31, 2011, the Company held a special meeting of the shareholders where a successful vote passed increasing the number of authorized shares of common stock from 100,000,000 to 300,000,000. A Certificate of Amendment to the Amended Articles of Incorporation of the Company was filed in and accepted by the State of Nevada on February 2, 2011.

The Company recognized net loss of approximately $0.5 million in the Current Period. Cash used in operating activities was approximately $491,000. Cash used in operating activities principally resulted from our loss from operations. Cash used in operating activities in the Prior Period was approximately $826,000.

A use of cash for investing activities of approximately $2,000 was realized in the Current Period for purchased of property and equipment.  There was no such activity in the Prior Period.

In the Current Period, net cash of approximately $363,000 was provided by financing activities.  Net cash provided by financing activities consisted of funds received that were advanced from a certain corporate officer, offset by a payment of closing costs from proceeds of a previous financing. In the Prior Period $826,000 was provided by financing activities.

Debt
The Company does not have any credit facilities as of December 31, 2010.  Debt obligations as of December 31, 2010 are summarized as follows:

Instrument	Maturity	Face Amount	Coupon Interest Rate	Carrying Amount at December 31, 2010, net of discount	Carrying Amount at December 31, 2009, net of discount
6% Notes	Dec. 13, 2009*	1,000,000	15%	$1,000,000	$1,000,000
6% April Notes	April 4, 2010*	1,000,000	15%	1,000,000	171,610
8% Debentures	May 21, 2010*	4,000,000	18%	4,000,000	364,854
8% Notes	May 21, 2010*	4,000,000	18%	4,000,000	4,000,000
10% March Notes	September 23, 2011	500,000	10%	85,066	—
10% June Notes	December 30, 2011	300,000	10%	8,772	—
Term notes short-term	December 31, 2009*	420,000	18%	420,000	400,000
Term note short-term	February 28, 2009*	960,000	18%	960,000	960,000
Term note short-term	March 31, 2009*	1,500,000	18%	1,500,000	1,500,000
Term notes short-term	June 17, 2009*	250,000	18%	250,000	250,000
Term notes – short terms	August 21, 2009	240,004	30% for loan term + 3% per month	240,004	240,004
Short term borrowings from Apro Media Corp	N/A	200,000	N/A	206,950	206,950
Short term borrowings from Current Technologies Corp.	N/A	70,000	N/A	32,000	70,000
Short term borrowings from officer of the Company	N/A	1,211,226	N/A	1,211,226	753,077
Short term borrowings from others	N/A	60,000	N/A	60,000	60,000

		$15,711,230		$14,974,018	$9,976,495

*These notes are due on demand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Our Company's Chairman and Chief Executive Officer and Chief Accounting Officer have carried out an evaluation of the effectiveness of the Registrant's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934. Based on that evaluation, our Chief Executive Office and Chief Accounting Officer have concluded that the Company's disclosure controls and procedures as of December 31, 2010 were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms and ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure..

See the Form 10-K file for the year ended June 30, 2010 for the disclosure of our material weaknesses as of that date.  A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

MSGI TECHNOLOGY SOLUTIONS, INC.
(Registrant)

Date: February 22, 2011	By:	/s/ J. Jeremy Barbera
J. Jeremy Barbera
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Richard J. Mitchell III
Richard J. Mitchell III
Chief Accounting Officer
(Principal Financial Officer)